Form 10-K
period 2002-06-30
OPEN TEXT CORP
filed 2002-09-30
CIK 1002638

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ________________________

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-27544

                              OPEN TEXT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ontario, Canada                               98-0154400
------------------------------------------     ---------------------------------
      (State or other jurisdiction                        (IRS employer
    of incorporation or organization)                   identification no.)
       185 Columbia Street West
       Waterloo, Ontario, Canada                             N2L 5Z5
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (519) 888-7111

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
              None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                   ---------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of September 17, 2002 was approximately $339 million. The number of the Registrant's Common Shares outstanding as of September 17, 2002 was 19,277,795.

                         Exhibit Index Appears at Page i

                                Table of Contents

                                                                               Page #
                                                                             ----------
Part I
      Item 1 - Business                                                               3
      Item 2 - Properties                                                            13
      Item 3 - Legal Proceedings                                                     14
      Item 4 - Submission of Matters to a Vote of Security Holders                   14

Part II
      Item 5 - Market for Registrant's Common Equity
           and Related Stock Matters                                                 14
      Item 6 - Selected Consolidated Financial Data                                  19
      Item 7 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       21
      Item 7a - Quantitiative and Qualitative Disclosure
           about Market Risk                                                         37
      Item 8 - Financial Statements and Supplementary Data                           39
      Item 9 - Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                                    69

Part III
      Item 10 - Directors and Executive Officers of the Registrant                   69
      Item 11 - Executive Compensation                                               72
      Item 12 - Security Ownership of Certain Beneficial
           Owners of the Registrant                                                  75
      Item 13 - Certain Relationships and Related Transactions                       76
      Item 14 - Controls and Procedures                                              76

Part IV
      Item 14 - Exhibits and Reports on Form 8-K                                     76
      Signatures                                                                     82

                                     PART I

Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as "believes", "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", or "intends" or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken or achieved) are not statements of historical fact and may be "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's business or in its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward- looking statements. Any forward-looking statements should be considered in light of the risks and uncertainties discussed in Item 7 under "Cautionary Statements" beginning on page 32 of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on management's current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions of these plans, estimates, opinions and projections should change.

Item 1.  Business

The Company

          Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario). The Company amended its articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, and July 1, 2002. References
herein to the "Company" or "Open Text" refer to Open Text Corporation and its subsidiaries. The Company's principal executive offices are located at 185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5, and its telephone number at that location is (519) 888-7111. The Company's World Wide Web homepage address is www.opentext.com. Throughout this Form 10-K, the term "fiscal 2002" means the Company's fiscal year beginning on July 1, 2001 and ending on June 30, 2002 and the term "fiscal 2001" means the Company's fiscal year beginning July 1, 2000 and ending on June 30, 2001.

BUSINESS OF THE COMPANY

          Open Text develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet, enabling users to find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. The Company's software enables thousands of organizations to effectively address a diverse range of business needs including managing information, unifying globally distributed teams, capturing market opportunities, accelerating product cycles, improving customer and partner relationships, and altering business strategies.

          Open Text(TM) delivers Web-based software that provides a collaborative work environment and an integrated knowledge management system to enable organizations to capitalize on their collective knowledge, work more effectively across geographies and functional boundaries, and leverage best practices across the enterprise. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company's technology is proprietary in nature, the Company does include certain third party software in its products.

          The Company's principal product line is Livelink(R), a leading collaboration and knowledge management software for global enterprises. By effectively managing people, processes and information, Livelink enables companies to be more efficient and innovative in managing their intellectual property. Livelink integrates several engines including, but not limited to, search, collaboration, workflow, group calendaring and scheduling, and document management. Its tightly integrated functionalities deliver true dynamic collaboration and knowledge sharing between individuals, teams and organizations. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based and open-architectured, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership.

          Livelink's architecture is three-tiered, standards-based and modular in design, providing organizations with the highest levels of scalability, extensibility, openness and security. A modular backplane architecture in Livelink lets Open Text and third parties add new functionality without having to wait for new releases. New functionality can be added by building a Livelink module with the Livelink SDK(TM), which are easily installed, removed and upgraded. When installed, they dynamically register themselves with Livelink and take on the Livelink look and feel, comply with Livelink structure and behave as part of the inherent feature set of Livelink. Open Text has designed, developed, and tested solutions that provide enterprise scalability based on Livelink's modular architecture.

          The Company believes that two key factors distinguish Livelink from competing alternatives. First, unlike collaborative software developed for client/server environments, Livelink was designed from the outset to run on the Internet. As Web-based technology, Livelink scales easily and rapidly to thousands of users, gigabytes of data, and millions of documents. Second, unlike solutions offering tools for users to build custom collaborative applications, Livelink is a ready-to-install application. It has open architecture, is easy to customize and requires no special development for project teams to quickly become productive. As a result, companies may enhance their ability to realize their return on investment quickly.

          As an extension to its solutions-based offerings, the Company also provides professional services, training, documentation and technical support services to accelerate its customers implementation of, and satisfaction with, its products. Open Text believes that its ability to offer a high level of customer support and service is critical to its success. Most of Open Text's customer support and service activities are provided through telephone support, as most software problems can be serviced remotely. The Company's major products are typically licensed with an annual maintenance contract, which for a fee generally around 18.5% of the list price of the licensed software system, entitles the customer to remote support, product updates and maintenance releases. For additional fees, Open Text also offers training and consulting services and provides integration services for the purpose of customizing the Company's software to specific customer needs. Open Text also maintains a "business partner support program" that provides training and support for original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). The Company is expanding its customer support and professional services staff. As of June 30, 2002, Open Text employed 333 customer support and professional service personnel.

          In the six years since the introduction of the Livelink product line, Livelink has achieved significant market acceptance. Organizations with tens of thousands of users are deploying Livelink for business-critical applications. Numerous VARs, solution providers, technology partners, application service providers ("ASPs"), and systems integrators have joined Open Text's Livelink Affinity Partner program since its inception. Business, technical, and marketing relationships have also been formed with industry leaders such as Adobe(TM), Hewlett Packard(TM), Microsoft(TM), Netscape(TM), Oracle(TM), Sun(TM), and SAP(TM). Open Text's Affinity ASP program offers organizations a cost-effective way to deploy and support mission critical applications.

          Open Text has consistently sought to broaden its technology base and product offerings and to strengthen its sales and customer support capabilities through acquisitions. Open Text assesses each potential acquisition target with specific emphasis on three main factors. First, the Company seeks to acquire businesses with technologies that can be integrated with its existing technologies to create new products and enhance the existing product family.

Second, the Company seeks to acquire businesses with experienced IT development and management personnel that may have specific domain expertise. Third, the Company seeks to acquire businesses that offer a new distribution channel or customer base for Open Text's products.

Products and Technology

          In February 2002, Open Text released Livelink 9.1, the latest release of the Company's flagship product. The Livelink Web server runs on a variety of computing platforms, including Microsoft(TM) Windows NT(TM), Microsoft Windows 2000(TM), Sun SPARC/Solaris(TM), and Hewlett-Packard HP-UX(TM) operating systems. Livelink 9.1 provides a combination of collaborative knowledge management services, custom workspaces, and a modular architecture with value-added application modules. This latest release of Livelink includes English, French, German, and Japanese language versions. Livelink 9.1 is certified with a variety of relational database management systems: Microsoft SQL Server(TM), Oracle 9i(TM), and Sybase Adaptive Server(TM), HTTP servers (iPlanet Web Server Enterprise Edition(TM) and Microsoft Internet Information Server(TM)), and Web browsers (Netscape Navigator(TM) and Microsoft Internet Explorer(TM)).

          In November 2001, the Company released Livelink MeetingZone(TM), a product that adds real-time collaboration capabilities to Livelink's already extensive asynchronous collaboration capabilities. It enables members of geographically dispersed teams, including customers, suppliers, consultants, and other trading partners, to attend real-time virtual Web meetings, regardless of their location, using a standard Web browser. During a live meeting session, attendees can view applications shared by the presenter, conduct group chats, have private conversations, use the whiteboard tool, and create and view agenda items, notes, tasks, and Web links. When the meeting ends, all of this information, including a meeting summary, is captured in Livelink automatically, becoming a permanent part of an organization's knowledge capital and providing benefits long after the meeting is over.

          In April 2001, the Company released Livelink Wireless(TM), a product that delivers one-click access to Livelink's dynamic content and collaboration, allowing users to stay in constant contact with the important events taking place in an organization. This module also allows users to personalize their wireless access. The Livelink Wireless product enables quick and easy configuration of menu items, the set up of shortcuts to favorite Livelink items, and storage of a user's contact file for one-touch dialing and e-mailing from a wireless device.

Collaborative Management Services

          Livelink offers the power of tightly integrated knowledge management services--Knowledge Library Management, Information Retrieval, Virtual Team Collaboration, and Business Process Automation. Other services including, Enterprise Group Scheduling, Document Collection Management, Library Automation, Records Management, Content Management and High Volume Workflow and Imaging Solutions are available as standalone products, or as fully integrated and comprehensive Livelink solutions.

     . Knowledge Library Management - Open Text's corporate document management technology provides a secure, central repository where organizations store and manage documents and other objects (workflow maps, discussions, tasks or news) in an organized, hierarchical structure. The Knowledge Library is accessible from multiple locations, allowing users to access, browse, search, store and manage virtually any type of object in a controlled, secure environment.

          The Knowledge Library includes support for compound documents, document aliases, version control, audit trails, reserve, check-in/out, and eight levels of permission for each object. The technology also allows organizations to create their own custom document categories and attributes.

     . Information Retrieval - The Livelink's Information Retrieval functionality helps users find and access information from anywhere throughout the enterprise--including the corporate information repository, corporate Web sites and across the Internet. Authorized users have on-demand access to information even if their knowledge-base spans distributed and diverse network environments. More than full-text search and retrieval, Livelink provides an integrated set of information retrieval tools, including intelligent agents and sophisticated reports that give users unprecedented insight into the knowledge, actions and activities being developed throughout an organization.

     Livelink's Information Retrieval provides high performance and linear scaling, even across millions of documents and terabytes of information. Livelink allows an organization to build searchable databases of virtually any size by indexing documents, files and other objects in any standard format, including XML, HTML, PDF and other popular file formats. It recognizes that documents are often characterized by complex structures. For example, documents often contain titles, headings, sections, subsections and paragraphs. Open Text's search engine can search any number of different user-defined document structures. It supports SGML and XML, the key international standards for structured documents.

     Sophisticated search features include the ability to search a subset of the index ("slices"), contextual/proximity searching, an advanced query builder interface, thesaurus support, word stemming, "sounds like" searching, and a powerful end-user query language. Livelink's Data Flows facilitate moving information between Livelink and other data sources (e.g., a user could create a data flow which crawls a number of competitor's Web sites, converts all the information to PDF format, and indexes it as different slices for searching).

     In addition to the information retrieval capabilities that are part of Livelink, the Company also offers BRS/Search(TM) and Query Server(TM) from the Company's BRS Products division. BRS/Search is a search engine for publishing large quantities of dynamic, customized information in all Web-based applications requiring sophisticated functionality and appearance. BRS/Search incorporates flexible filtering and state-of-the-art search, control, and presentation tools for enterprise information retrieval. It has been used by thousands of organizations to quickly design, prototype, and develop applications that provide real-time access to the organization's islands of information, memos, reports, competitive intelligence, documents, or any other type of unstructured data. Query Server is an advanced meta search tool that broadcasts a single query across a set of Web-enabled search engines, unifying access to multiple information sources, including repositories, news feeds, document management systems, intranets, and the Internet.

..    Virtual Team Collaboration - Livelink's Virtual Team Collaboration enables people who work together to share information and experiences, and to achieve common business objectives. Every project in Livelink has its own secure project workspace, including a home page, knowledge library, workflows, task lists, channels, discussions, participant list and project outline, to give users and workgroups everything they need to coordinate all aspects of a project. Livelink accommodates every type of project--from ongoing processes such as quality assurance, to short-term events such as joint marketing campaigns with external partners. Livelink projects provide a valuable online focal point for "virtual teams" in either centralized or highly distributed environments worldwide.

..    Business Process Automation - Open Text's workflow technology enables users to graphically create, modify, manage and deploy simple or complex business processes. Livelink's Business Process Automation services route a complete work package to appropriate users, providing the information they need to do their job and to keep projects and processes on track.

     Sophisticated workflow features include a graphical Java-based Workflow Designer, serial or parallel routing, rendezvous and loop back conditions, sub-workflows, conditional branching with true/false statements, user dispositions and/or custom workflow attribute values, multiple end points, intelligent electronic forms, milestones, audit trails, and graphical workflow status. For example, Livelink's Workflows can manage standard operating procedures such as travel requests, payroll increases and vacation requests.

..    Enterprise Group Scheduling - Open Text also offers group scheduling and calendaring services. Using OnTime(R), anyone with a Web browser can access calendar information, schedule meetings, respond to meeting invitations and view public calendars from anywhere on the Internet.

     The scheduling technology includes the ability to view, add and modify appointments, group meetings and tasks, notes, attendee lists, RSVP status and meeting frequency, as well as the ability to view and search other people's calendars, event schedules, resource (rooms, rentals, etc.) schedules, or any other schedule "published" to the Web. Daily, weekly and monthly planners provide a detailed listing of a user's appointments and tasks for the selected day, week or month.

     OnTime is available as an integrated enterprise group scheduling Livelink module. Livelink and OnTime integration adds project and personal calendar capability to Livelink, enabling Livelink users to keep track of critical project milestones and schedule activities with full knowledge of each participant's calendar--considerably enhancing Livelink's virtual team collaboration capabilities.

..    Document Collections Management - Open Text also offers the BASIS(R)
     software product line to support the management of specialized corporate and government document collections. Designed for comprehensive library control, BASIS provides a solution for companies who need access to hybrid document collections consisting of both documents and metadata. Used by major commercial and government information centers, BASIS provides library automation, research and records management, litigation support, intellectual property protection, content management and competitive intelligence.

     BASIS is available as a stand-alone product or as part of a fully integrated solution with Livelink. The Livelink Activator for BASIS(TM) integrates the collaborative features of Livelink with the collection management features of BASIS. This module extends BASIS information management and library automation functionality to fully exploit Livelink's rich collaborative features, enabling users to easily access BASIS library objects and incorporate them into the Livelink environment.

..    Library Automation - The Techlib(R) product is a specific application that utilizes BASIS to automate and integrate the main functions of a corporate or government library. Techlib is an integrated, Web-based solution for managing, automating and delivering a complete range of library services. From access and cataloging to circulation, serials control and acquisitions, Techlib provides users with the ability to manage digital collections and make the corporate library the focus of an organization's knowledge resources.

     Techlib can be implemented as a component of BASIS, or as an integrated solution with Livelink, as the Livelink Cataloged Library(TM) module. Techlib and Livelink integration gives users consolidated access to knowledge resources on the intranet, extranet and in the corporate library, to support decisions, smooth workflow and automate processes.

     Web browser interfaces have made BASIS applications more economical to deploy since more people can easily access and exploit the available information. Furthermore, as organizations continue to encounter information overload, library science expertise in subject categorization and classification is being deployed to improve the usability of enterprise intranet and extranet applications.

..    Records Management - iRIMS(TM)gives users comprehensive, full lifecycle management of all corporate records and information holdings, in both paper and electronic format. iRIMS allows users to access records management functions from any standard Web browser. By providing a common interface to access all forms of information, such as images, paper records and other physical objects, word processing, spreadsheets, and e-mail, iRIMS provides an automated system that removes the complexities of electronic records management and streamlines processes for end users. iRIMS helps global enterprises to secure critical information, ensure file control, consistency, and collaboration by supporting record classification, retention and disposition rules, searching, reporting, and security access. When integrated with Livelink, iRIMS brings the control of records management into a larger intranet or extranet environment. This integration allows individuals or groups to easily access and share corporate information.

     As an alternative to the Livelink-iRIMS integration, the Company also offers Livelink Records Management(TM), which embeds records management functionality, from both the user and records manager perspective, in Livelink as a Livelink module.

..    Content Management - Developing a Content Management System to manage corporate knowledge assets allows organizations to easily find, use and reuse this content in a way that maximizes its value to the organization and minimizes the cost to create, maintain and assemble it for a particular business need. Open Text provides comprehensive services for the conversion of an organization's mainstream publishing system to XML or SGML, an e-business framework using smart XML transactions and forms, and other line-of-business solutions in which XML and SGML play an integral part. Open Text offers comprehensive XML/SGML solutions to provide organizations with the tools needed to create their own Content Management System.

..    High-Volume Workflow and Imaging Solutions - Through its Bluebird Systems
     division, the Company offers ODOC(R)and Open Image(R), which provide high-volume workflow and imaging solutions. ODOC is a powerful, Window NT-based, Web-enabled object management and workflow system designed to give organizations the power to replace labor intensive paper-based work processes with highly efficient PC-based ones. Offering tight integration with PeopleSoft(R)technology, the client/server, multi-tier, open architecture of the ODOC suite enables organizations to achieve the performance and security they demand in mission-critical, high volume, and highly distributed environments. Open Image is a high-volume workflow, imaging and document management solution designed for the financial services industry.

Development Tools

          Livelink is highly scalable, extensible and customizable through the use of the Livelink SDK(TM) (Software Development Kit). The Livelink SDK consists of the Livelink Application Program Interface(TM) ("API") and the Livelink Builder(TM), an object-oriented application development environment designed specifically for building collaborative intranet solutions. Livelink Builder offers customers the ability to customize and extend the features of Livelink to meet their particular needs. Livelink Builder provides OScript, a robust, Java-like extensible scripting language for developing application logic.

Advanced Optional Modules

          Open Text offers a wide selection of optional modules that allow organizations to easily extend and enhance the functionality of Livelink to suit their evolving business requirements. The following modules are available:

..    Livelink Activator(TM) for BASIS(R) enables organizations to integrate their corporate library into a collaborative enterprise knowledge network. This module provides an ideal solution for combining the collaborative features of Livelink with the collection management features of BASIS.

..    Livelink Activator(TM) for CORBA(R) Development Kit enables organizations to create applications that extend Livelink's functionality and integrate Livelink with external systems using Common Object Request Broker Architecture (CORBA) services.

..    Livelink Activator(TM) for Lotus Notes(R) makes indexing and retrieving information stored within Lotus Notes quick and easy.

..    Livelink Activator(TM) for SAP/R3(R) allows users to leverage their existing legacy systems, providing seamless connectivity between the Livelink Server and the R/3 System.

..    Livelink Archive(TM) for SAP(R) R/3(R): Certified by SAP, Livelink Archive
     for SAP R/3 is based on SAP's ArchiveLink(R) interface, which links SAP applications to external storage systems such as Livelink. Livelink Archive for SAP R/3 enables Livelink to be used as the archive for SAP R/3 documents.

..    Livelink Brokered Search(TM) allows users to submit a single search query to multiple data sources and receive a unified set of results. Brokered Search combines results from multiple Livelink repositories, Microsoft(R) Exchange Public Folders, public and internal search engines, as well as from legacy data sources and other authenticated sites.

..    Livelink Cataloged Library(TM) allows organizations to extend the reach of their library and its functionality by making it an integral part of their enterprise knowledge architecture.

..    Livelink Classifications(TM) allows Classification Librarians to define a taxonomy of classifications in Livelink. When documents are added to the Livelink repository, they can be associated with a particular classification by one of the following means: manual, assisted, or automatic.

..    Livelink Directory Services(TM) allows organizations to administer users and groups for each Livelink server from within a central directory. This module synchronizes with a central directory service and provides single logon access for network users.

..    Livelink eLink(TM) can be integrated with any standard e-mail application and enables users to participate in Livelink discussions and receive enhanced e-mail notification of Livelink events.

..    Livelink eSign(TM) adds electronic signature capabilities to Livelink and also provides enhanced audit trails for signing events, enhanced security features such as the ability to lock users out after multiple failed log-in attempts, and the ability to initiate a signing approval workflow from a document.

..    Livelink Explorer(TM) provides Livelink users with access to Livelink content and functionality from their Microsoft Windows(R) desktop. In Microsoft Windows Explorer, users can navigate the Livelink hierarchy and perform all Livelink functions. Users also have direct access to Livelink from popular desktop productivity tools, such as Microsoft Word(R), Excel(R), and Outlook(R). In addition, mobile users can also mark content in Livelink for offline viewing in Microsoft Windows Explorer when they are not connected to the corporate network.

..    Livelink MeetingZone(TM) enables members of geographically dispersed teams, including customers, suppliers, consultants, and other trading partners, to attend real-time virtual Web meetings, regardless of their location, using a standard Web browser, and then save the virtual meeting content in Livelink automatically.

..    Livelink OnTime(TM) allows users to schedule group and project team meetings. Fully integrated with Livelink, this module provides users with secure access to other users' personal calendar information, project team calendars and resources.

..    Livelink PDF Forms Professional(TM) enables organizations and users to collaboratively create, manage and track electronic forms and data integrating them into standard corporate business processes by creating an e-form warehouse in Livelink, reducing costs and improving customer satisfaction.

..    Livelink Prospectors(TM) allows users to create their own personalized, virtual research assistants. Based on custom user preferences, prospectors scour internal networks and targeted Web sites for information users need to get their jobs done.

..    Livelink Records Management(TM) adds records management functions and capabilities to Livelink, enabling it to become the first comprehensive, Web-based, full lifecycle knowledge management and records management solution for the entire enterprise.

..    Livelink Remote Cache(TM) reduces network traffic and improves access speed for remote users by caching documents, HTML renditions and graphical content at remote sites.

..    Livelink SDK(TM) is specifically designed for creating scalable, enterprise-wide, collaborative knowledge management solutions and Livelink SDK provides built-in tools for rapid development and deployment.

..    Livelink Secure Connect(TM) secures user communications between the
     Livelink server and non-Web clients such as Livelink Explorer using industry-standard cryptographic encryption technology.

..    Livelink Spider(TM) crawls across an organization's intranet and/or targeted sites on the World Wide Web and automatically finds and indexes new or modified documents, enabling Livelink to maintain an up-to-date, searchable knowledge base.

..    Livelink Transit Central e-Publisher(TM) allows users to repurpose content in Livelink to build Web publications that can be published in Livelink or to their intranet, extranet or the Internet.

..    Livelink UNITE(TM) provides users with a unified, personalizable interface to one or more Livelink systems. With Livelink UNITE, users can filter access to Livelink content and services, including workspaces, documents, meetings, discussions, search, and more, by organizing them into a personalized set of virtual workspaces and context maps arranged on a series of tabbed pages.

..    Livelink Virtualteams(TM) is a comprehensive team environment built on
     Livelink that combines a time-tested methodology for virtual teamwork with Livelink's collaboration technology. Tools, utilities, content, and meeting support co-exist in an intuitive environment that encourages people to work together, while capturing the team's work in the Livelink knowledge management system.

..    Livelink WebDAV(TM) provides a standard-based gateway to Livelink via the
     Web Distributed Authoring and Versioning (WebDAV) protocol. Livelink users can access, create, and manage Livelink folders and documents directly from popular desktop applications that support WebDAV, including Microsoft(R) Office and WebFolders and Adobe(R) applications.

..    Livelink Wireless(TM) gives mobile professionals access to Livelink's
     Web-based collaborative features using a variety of handheld and wireless devices, including a Web-enabled WAP or iMode cellular telephone, Palm OS(R) device or RIM Blackberry(TM) pager.

Business Applications Based on Livelink

          Open Text offers a selection of business applications built on the Livelink collaboration and knowledge management software that enable organizations to address particular business needs. The following Livelink-based applications are available:

..    Livelink for Learning Management(TM) delivers a comprehensive application for training management within Livelink. It allows organizations to provide a virtual classroom and collaborative environment with the advantages of a Web-based training experience.

..    Livelink for Program Management(TM) is a Web-based enterprise program management application based on Livelink that integrates all areas of an enterprise-level project into one comprehensive solution. It enables organizations to automate proprietary program management methodologies according to predefined "stages" and corresponding "gate" review cycles.

..    Livelink for Skills Management(TM) provides the ability within Livelink to catalog, maintain, and assess levels of expertise possessed by employees. It allows an organization to determine where knowledge required to meet business objectives already exists within the organization and identifies where shortfalls exist and training is required to meet the requirements of the organization.

Product Development

          Open Text intends to pursue its strategy of growing the capabilities of its software offerings through the in-house research and development of new product offerings as well as the addition of technologies and expertise through the acquisition of other companies, technologies, or products.

          During fiscal 2002, the Company developed several new product offerings internally, including Livelink MeetingZone, a real-time meeting and collaboration tool that allows valuable meeting content to be captured, searched, and reused. The Company also released a completely re-architectured, next generation version of its Livelink Explorer module, which tightly integrated features of its previous generation desktop integration offerings. Other new products released during fiscal 2002 included Livelink WebDAV, Livelink Classifications, Livelink eSign, Livelink for Learning Management, Livelink for Skills Management, Livelink for Program Management, Livelink virtualteams, and Livelink UNITE, all of which are described above. In addition, Open Text continues to develop and release new versions of all of its product offerings. Updates of Livelink, BASIS, Techlib, and iRIMS were all released during fiscal 2002.

          As of June 30, 2002, the Company's research and development team included 214 employees. During fiscal 2001, through the acquisitions of Bluebird, the BRS search assets of LeadingSide, Open Image, and Base4, the Company acquired new technologies that have been integrated with its Livelink technology with the goal of producing a more diverse product offering. Amounts spent on research and development during fiscal 2002, fiscal 2001, and fiscal 2000 were $24.1 million, $24.3 million, and $17.7 million, respectively.

Customer Support and Professional Services

          Open Text provides most of its customer support activities through telephone support, since it is able to service most software problems remotely. The Company's major products are typically licensed in conjunction with a twelve-month maintenance contract which renews each year thereafter. The annual maintenance and support fee is typically 18.5% of the list price of the licensed software and entitles the customer to remote support as well as product updates and maintenance releases. Customers pay for their annual maintenance contracts up-front, and the Company recognizes revenues relating to these services ratably over the term of the related contract. As of June 30, 2002, the Company's customer support team included 102 employees.

          Open Text offers training and consulting services and provides integration services for the purpose of customizing the Company's software to specific customer needs. Although the Company's software is ready to use "out-of-the-box", customers often desire further customization or similar professional services work to further tailor the Company's products to their specifications. Engagements performed by the Company's professional services organization are typically billed on a time and material basis. As of June 30, 2002, the Company's professional service group included 231 employees.

Competition

          Open Text's products and services compete both at a functional level and at a market segment level. As a result of Livelink's broad spectrum of functionality, it has a number of competitors for each of its functions. In the market for workflow and document management software, the Company competes with vendors of document management software, including Documentum, Inc., FileNet Corporation, and PC DOCS Group (a division of Hummingbird Communications Ltd.), which offer highly specialized document management technology suitable for building application-specific document management needs. Companies like Microsoft and IBM/Lotus offer e-mail based collaborative messaging applications. The Company also competes with vendors of collaboration software solutions such as Lotus Notes/Domino(R), iManage(R) and eRoom(R). Open Text has positioned its products in the new and emerging "collaborative commerce" (c-Commerce) and "collaborative knowledge management" (CKM) markets which are intensely competitive and subject to rapid technological change. These markets are becoming fiercely competitive as major and smaller industry players jockey for position with offerings that fall into several different segments. The c-Commerce and CKM markets are defined by high-end, specialized document management solutions, collaboration and knowledge management applications, and e-mail centric messaging systems.

          The Company expects competition to increase in the future as the markets for Open Text's products develop and as additional players enter the market. The Company believes that the principal competitive factors in this market include the ability to provide:

             .  full support for intranets;
             .  functionality with document management solutions;
             . integration of document management with workflow management applications and related enabling technologies;
             .  vendor and product reputation;
             .  product quality and performance;
             . OEM and other relationships with providers of database and information systems to organizations; and o quality of product support and price.

          The Company's competitors can be expected to enhance their existing products or to develop new products that will further integrate workflow, document management and collaborative computing features.

          Open Text's markets are the subject of intense industry interest, and the Company is aware of numerous other major software developers as well as smaller entrepreneurial companies focusing significant resources on developing and marketing software products and services that may compete with Open Text products and services. Numerous releases of products and services that compete with those of Open Text can be expected in the near future. Moreover, certain of the Company's current and potential competitors may bundle their products with other software in a manner that may discourage users from licensing products offered by Open Text.

          Many of Open Text's current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and installed product base than the Company. There can be no assurance that the Company will be able to compete effectively with current and future competitors. Increased competition from existing or potential competitors could result in the reduction of prices and revenues, reduced margins, and loss of customers and market share, any one of which would negatively impact the Company's operating results.

Sales and Marketing

          Open Text employs multiple distribution channels, including direct sales, distributors, OEMs and VARs, in order to market and sell its products and services. Given the significant investment and commitment of resources required by an organization in order to implement the Company's software, the Company's sales cycle tends to take considerable time to complete. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. It was the Company's experience throughout most of fiscal 2002 that customers were more hesitant to commit to large, enterprise-wide deployments of the Company's software and as a result, the Company has experienced a lengthening of its sales cycles.

          Direct Sales. The Company employs a direct sales force as the primary method to market and sell its products and services. As of June 30, 2002, Open Text's worldwide sales organization consisted of 219 employees located in 107 cities. Historically, a significant percentage of the Company's revenues have been generated through its direct sales force.

          Distributors. Open Text has distribution agreements with Canon Inc. and ITX Corporation, pursuant to which each of them markets and sells Open Text products and services in Japan.

          OEMs. Open Text markets and licenses its products to select OEMs, including independent software vendors, in order to have its products embedded in products marketed by manufacturers with better access to specific target markets or large installed customer bases.

          Livelink Affinity Partners. Open Text's Livelink Affinity Partner program has more than 45 VARs, solution providers, technology partners, ASPs, and systems integrators. Open Text's Livelink Affinity Partners re-sell, customize, configure and install the Company's software products with complementary hardware, software and services. In combining these products and services, the Livelink Affinity Partners are able to deliver complete knowledge management solutions to address specific customer needs.

Employees

          As of June 30, 2002, the Company employed a total of 980 individuals. The composition of this employee base is approximately as follows: 257 employees in sales and marketing, 214 employees in product development, 231 employees in professional services, 102 employees in customer support, and 176 employees in general and administrative roles. The Company's employees are not subject to a labor union or collective bargaining agreement. The Company is of the opinion that relations with its employees are strong.

Intellectual Property Rights

          The Company's success and ability to compete are dependent on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Open Text's software products are generally licensed to customers on a nonexclusive basis for internal use in a customer's organization. The Company also grants rights in its intellectual property to third parties that allows them to market certain of the Company's products on a nonexclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.

          Open Text relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. Historically, the Company has not sought patent protection for its products, though it may do so in the future. Enforcement of the Company's intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Certain of the Company's license arrangements have required the Company to make a limited confidential disclosure of portions of the source code for its products, or to place such source code into an escrow for the protection of another party. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Also, there can be no assurance that the Company's competitors will not independently develop technologies that are perceived to be substantially equivalent or superior to the Company's technologies. The Company's competitive position may be affected by its ability to protect its intellectual properties. Although the Company does not believe it is infringing on the intellectual property rights of others, claims of infringement are becoming increasingly common as the industry develops and related legal protections, including patents, are applied to software products.

          Although most of the Company's technology is proprietary in nature, the Company does include certain third party software in its products. In these cases, this software is licensed from the entity holding its intellectual property rights. Although the Company believes that it has secured proper licenses for all third-party software that has been integrated into its products, third parties may assert infringement claims against the Company in the future, and any such assertion may result in litigation, which may be costly and require the Company to obtain a license for the software. Such licenses may not be available on reasonable terms or at all.

Item 2.  Properties

          The Company leases approximately 82,600 square feet of office space in three facilities in Waterloo, Ontario, Canada including its corporate headquarters pursuant to two leases that terminate on June 30, 2003, one that terminates on June 30, 2006, and one that terminates on August 24, 2010. The Company has also leased approximately 36,000 square feet in its operational headquarters in Bannockburn, Illinois for its product development, marketing, consulting, support, administration and sales operations until April 30, 2004. The Company also leases Canadian field offices in Mississauga, Ontario, and Ottawa, Ontario; US field offices in Albany, New York; Dublin, Ohio; Livonia, Michigan; McLean, Virginia; Redmond, Washington; Los Angeles,

California and Carlsbad, California; and international field offices in Amsterdam, The Netherlands; Paris, France; Frankfurt, Germany; Munich, Germany; Beaconsfield, United Kingdom; St. Gallen, Switzerland; and Sydney, Australia. The current annualized total rent for the Company, excluding operating costs, is approximately $4.4 million.

Item 3.  Legal Proceedings

        The Harold Tilbury and Yolanda Tilbury Family Trust has brought an action against Open Text Corporation, before a single arbitrator under the Ontario Arbitrations Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement. The claim is for $10 million, plus $5 million in punitive damages. Open Text Corporation was not a party to the stock purchase agreement, and has defended the arbitration claiming no amount is owing by the Company thereunder. No claim has been made against the Company's subsidiary who was a party to the agreement. The Company believes that this claim is without merit, and intends to defend the action vigorously. The arbitration process is inherently uncertain and unpredictable, and accordingly there can be no guarantee as to the ultimate outcome of this pending arbitration.

        In the normal course of business the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

Item 4. Submission of Matters to a Vote of Security Holders

        None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Shares have traded on the NASDAQ National Market since January 23, 1996 under the symbol "OTEX". The Common Shares have traded on the Toronto Stock Exchange ("TSX") since June 26, 1998 under the symbol "OTC". The following table sets forth the high and low sales prices for the Common Shares, as reported by the TSX, and the high and low bid prices, as reported by NASDAQ, for the periods indicated below.

        On June 30, 2002, the closing price of the Company's Common Shares on NASDAQ was $19.61 USD per share. On June 30, 2002, the closing price of the Company's Common Shares on the TSX was $30.10 CDN per share.

                                                 Nasdaq                  TSX
                                          --------------------  ---------------------
                                             High       Low        High        Low
                                          ---------  ---------  ---------   ---------
                                           (in U.S. dollars)    (in Canadian dollars)
     Year Ending June 30, 2002:
         Fourth Quarter                   $  25.44   $  16.85   $  39.70    $  28.00
         Third Quarter                       30.70      22.64      49.80       32.50
         Second Quarter                      31.75      20.55      49.23       36.30
         First Quarter                       25.86      17.85      40.94       26.00

     Year Ending June 30, 2001:
         Fourth Quarter                   $  27.00   $  15.94   $  41.19    $  25.00
         Third Quarter                       38.69      17.19      55.15       27.07
         Second Quarter                      26.38      15.88      40.25       25.80
         First Quarter                       29.82      18.06      44.35       27.75

On September 17, 2002, the closing price of the Company's Common Shares on NASDAQ was $22.26 per share. As at September 17, 2002, there were approximately 6,250 shareholders of record of the Company's Common

Shares. As at September 17, 2002, there were approximately 2,050 U.S. shareholders of record, holding 6,944,664 Common Shares.

Dividend Policy

          The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Exchange Controls and Other Limitations Affecting Holders of Common Shares

Investment Canada Act

          Canada has no system of exchange controls. There is no law, government decree or regulation in Canada restricting the export or import of capital or affecting the remittance of dividends, interest or other payments to a non-resident holder of Common Shares, other than withholding tax requirements.

          There is no limitation imposed by Canadian law or by the articles or other charter documents of the Company on the right of a non-resident to hold or vote Common Shares or Preferred Shares of the Company with voting rights (collectively, "Voting Shares"), other than as provided in the Investment Canada Act (the "Investment Act"), as amended by the World Trade Organization Agreement Implementation Act (the "WTOA Act"). The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian," as defined in the Investment Act (a "non-Canadian"), unless, after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be a net benefit to Canada. An investment in Voting Shares of the Company by a non-Canadian (other than a "WTO Investor," as defined below) would be reviewable under the Investment Act if it were an investment to acquire control of the Company, and the value of the assets of the Company were $5.0 million or more. Except for certain economic sectors with respect to which the lower threshold would apply, an investment in Voting Shares of the Company by a WTO Investor would be reviewable under the Investment Act if it were an investment to acquire direct control of the Company, and the value of the assets of the Company equaled or exceeded $172 million. A non-Canadian, whether a WTO Investor or otherwise, would acquire control of the Company for purposes of the Investment Act if he or she acquired a majority of the Voting Shares of the Company. The acquisition of less than a majority, but at least one-third of the Voting Shares of the Company, would be presumed to be an acquisition of control of the Company, unless it could be established that the Company was not controlled in fact by the acquirer through the ownership of Voting Shares. In general, an individual is a WTO Investor if he or she is a "national" of a country (other than Canada) that is a member of the World Trade Organization ("WTO Member") or has a right of permanent residence in a WTO Member. A corporation or other entity will be a WTO investor if it is a "WTO investor-controlled entity" pursuant to detailed rules set out in the Investment Act. The United States is a WTO Member.

          Certain transactions involving Voting Shares of the Company would be exempt from the Investment Act, including: (a) an acquisition of Voting Shares of the Company if the acquisition were made in connection with the person's business as a trader or dealer in securities; (b) an acquisition of control of the Company in connection with the realization of a security interest granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and (c) an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization, following which the ultimate direct or indirect control of the Company, through the ownership of voting interests, remains unchanged.

Canadian Federal Income Tax Considerations

          The following summary is based upon the current provisions of the Income Tax Act (Canada) (the "ITA") and the regulations thereunder, all proposed amendments to the ITA and the regulations thereunder publicly announced by the Department of Finance, Canada prior to the date hereof, the current published administrative and assessing practices of the Canada Customs and Revenue Agency ("CCRA"), and the Canada-United States Income Tax Convention (1980), as amended by the 1983, 1984, 1995 and 1997 Protocols thereto (the "Convention"). Except for the foregoing, this summary does not take into account or anticipate changes in the law or the administrative or assessing practices of the CCRA whether by legislative, governmental or judicial action and does not take into account or anticipate provincial, territorial or foreign tax considerations.

          This summary relates to the principal Canadian income tax considerations under the ITA and the regulations thereunder generally applicable to purchasers of Common Shares hereunder who: (i) for purposes of the ITA, are not, have not been and will not be or be deemed to be resident in Canada at any time while they held or hold Common Shares, deal at arm's length with the Company, will hold their Common Shares as capital property, and do not use or hold, and will not and will not be deemed to use or hold their Common Shares in, or in the course of carrying on a business in Canada through a permanent establishment or in connection with a fixed base in Canada, and (ii) for purposes of the Convention, are residents of the United States and not residents of Canada.

          Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a non-resident holder will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident holder. Currently, under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by a person who is a resident of the United States for the purpose of the Convention and who does not have a "permanent establishment" or "fixed base" in Canada is 15% except where such beneficial owner is a company which owns at least 10% of the voting stock of the Company (in which case the rate of such withholding is 5%).

          A purchase of Common Shares by the Company (other than a purchase of Common Shares by the Company on the open market in the manner in which shares would be purchased by any member of the public in the open market) will give rise to a deemed dividend under the ITA equal to the difference between the amount paid by the Company on the purchase and the paid-up capital of such shares determined in accordance with the ITA. The paid-up capital of such shares may be less than the non-resident holder's cost of such shares. Any such dividend deemed to have been received by a non-resident holder would be subject to a non-resident withholding tax as described above. The amount of any such deemed dividend will reduce the proceeds on disposition of the Common Shares to the non-resident holder for purposes of computing the amount of the non-resident holder's capital gain or loss under the ITA.

          A holder who is not resident in Canada for purposes of the ITA will generally not be subject to tax under the ITA in respect of any capital gain or entitled to deduct any capital loss realized on a disposition of Common Shares unless at the time of such disposition such Common Shares constitute "taxable Canadian property" of the holder for purposes of the ITA and the holder is not entitled to relief under the Convention. If the Common Shares are listed on a prescribed stock exchange (which includes the NASDAQ National Market) at the time they are disposed of, they will generally not constitute "taxable Canadian property" of the non-resident holder at the time of a disposition of such shares unless such holder uses or holds or is deemed to use or hold such shares in or in the course of carrying on business in Canada or, at any time during the five year period immediately preceding the disposition of the Common Shares, 25% or more of the issued shares of any class or series of the Company were owned by the non-resident holder, by persons with whom the non-resident holder did not deal at arm's length or by the non-resident holder and persons with whom the non-resident holder did not deal at arm's length. In any event, under the Convention, gains derived by a resident of the US from the disposition of Common Shares will generally not be taxable in Canada unless such US resident has a permanent establishment or fixed base in Canada or unless the value of the Common Shares is derived principally from real property situated in Canada.

          When a non-resident holder dies holding Common Shares, such holder will be deemed to have disposed of such Common Shares for an amount equal to the fair market value thereof immediately before such holder's death and will be subject to the tax treatment with respect to dispositions described above. Any person who acquires such Common Shares as a consequence of the death of such holder will be deemed to have acquired such shares for their fair market value at that time.

United States Federal Income Taxation

          The following discussion summarizes certain US federal income tax considerations relevant to an investment in the Common Shares by individuals and corporations who, for income tax purposes, are resident in the US and not in Canada, hold Common Shares as capital assets, do not use or hold the Common Shares in carrying on a business through a permanent establishment or in connection with a fixed base in Canada and, in the case of individual investors, are also US citizens (collectively, "Unconnected US Shareholders"). The tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. Further, this summary is not a comprehensive description of all of the tax considerations that may be relevant to an Unconnected US Shareholder based on such Shareholder's particular circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax. In addition, this discussion does not address the US federal income tax consequences to Unconnected US Shareholders that are subject to special treatment under US federal income tax laws, including, but not limited to:

     .    broker-dealers;
     .    banks or insurance companies;
     .    taxpayers who have elected mark-to-market accounting;
     .    tax-exempt organizations;
     .    financial institutions;
     . taxpayers who hold ordinary shares as part of a "straddle", "hedge", or "conversion transaction" with other investments;
     .    individual retirement or other tax-deferred accounts;
     . holders owning directly, indirectly or by attribution at least 10% of our voting power; and
     .    taxpayers whose functional currency is not the US dollar.

This discussion does not address any aspect of US federal gift or estate tax, or of state, local or non-U.S. tax laws.

          The discussion is based upon the provisions of the US Internal Revenue Code of 1986, as amended (the "Code"), the existing and proposed Treasury regulations promulgated thereunder, the Convention, the administrative practices published by the US Internal Revenue Service ("IRS") and US judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.

          Unconnected US Shareholders generally will treat the gross amount of dividends paid by the Company equal to the US dollar value of such dividends on the date the dividends are received or treated as received (based on the exchange rate on such date), without reduction for the Canadian withholding tax, as dividend income for US federal income tax purposes to the extent of the Company's current and accumulated earnings and profits. However, the amount of Canadian tax withheld (calculated in accordance with U.S. federal income tax principles) generally will give rise to a foreign tax credit or deduction for US federal income tax purposes. Investors should be aware that dividends paid by the Company generally will constitute "passive income" for purposes of the foreign tax credit, which could reduce the amount of the foreign tax credit available to a US shareholder. The Code applies various limitations on the amount of foreign tax credit that may be available to a US taxpayer. Investors should consult their own tax advisors with respect to the potential consequences of those limitations. Dividends paid on the Common Shares will not generally be eligible for the "dividends received" deduction. An investor that is a corporation may, under certain circumstances, be entitled to a 70% deduction of the US-source portion of dividends received from the Company if such investor owns shares representing at least 10% of the voting power and value of the Company. To the extent that distributions exceed current and accumulated earnings and profits of the Company, they will be treated first as a return of capital, up to the investor's adjusted basis in Common Shares and thereafter as gain from the sale or exchange of the Common Shares.

          In the case of foreign currency received as a dividend that is not converted by the recipient into US dollars on the date of receipt, an Unconnected US Shareholder will have a tax basis in the foreign currency equal to its US dollar value on the date the dividends are received or treated as received. Any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including an exchange for US dollars, will be ordinary income or loss.

          The sale of Common Shares generally will result in the recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and the holder's adjusted basis in the Common Shares. The tax basis will initially equal its cost to the Unconnected US Shareholder, as reduced by any distributions on the shares treated as return of capital. The Unconnected US Shareholder that is an individual will be taxed on the net amount of his or her capital gain at a maximum rate of 20% provided the Common Shares were held for more than 12 months. Such rate for capital gains on shares held for more than five years is generally 18% if the shares are acquired after December 31, 2000 (or, in the case of shares that are acquired pursuant to an option, such shares are acquired pursuant to an option granted after December 31, 2000). Special rules (and generally lower maximum rates) apply to individuals in lower tax brackets.

          Corporate taxpayers may deduct capital losses to the extent of capital gains. Non-corporate taxpayers may deduct excess capital losses, whether short-term or long-term, up to an additional US$3,000 a year (US$1,500 in the case of a married individual filing separately). Non-corporate taxpayers may carry forward unused capital losses indefinitely. Unused capital losses of a corporation (other than an S corporation) may be carried back three years and carried forward five years.

          In general, dividends paid on Common Shares and payments of the proceeds of a sale of Common Shares, paid within the US or through certain US-related financial intermediaries, are subject to information reporting and may be subject to backup withholding at a 30% rate (or lower rate then in effect as established by the Economic Growth and Tax Relief Reconciliation Act of 2001) unless (i) the payor is entitled to, and does in fact, presume that the Unconnected US Shareholder of common shares is a corporation or other exempt recipient or (ii) the Unconnected US Shareholder provides a taxpayer identification number on a properly completed Form W-9 and certifies that no loss of exemption from backup withholding has occurred. The amount of any backup withholding will be allowed as a credit against an Unconnected US Shareholder's US federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the IRS.

 Passive Foreign Investment Company

          A non-US corporation will be classified as a passive foreign investment company (a "PFIC") for US federal income tax purposes if it satisfies either of the following two tests: (i) 75% or more of its gross income for the taxable year is "passive income" (generally, interest, dividends, royalties, rent and similar income, and gains on disposition of assets that generate such income) or (ii) 50% or more of its assets produce or are held for the production of passive income on average for the taxable year (by value or, if the Company so elects, by adjusted basis). If the corporation owns, directly or indirectly, at least 25% by value of the stock of another corporation, it will be treated as if it holds directly its proportionate share of assets, and receives directly its proportionate share of income of such other corporation. Accordingly, the classification of the Company as a PFIC in any taxable year will depend on the character of the income and the assets of the Company and its subsidiaries.

          The Company does not believe that it is currently a PFIC. If the Company were to be a PFIC for any taxable year, US investors would be required to do as follows (i) at disposition or when such investor receives an "excess distribution", to pay a penalty tax equivalent to US federal income tax at ordinary income rates, calculated as if any gain on that sale were realized (or the excess distribution were made) ratably over that holding period, plus an interest charge on taxes that are deemed due during the period that the investor owned that stock, (ii) if a Qualified Electing Fund ("QEF") election is made, to include currently in their taxable income certain undistributed amounts of the Company's income, or (iii) if a mark-to-market election is made, to include currently an amount of ordinary income or loss (which loss is subject to limitations) each year in an amount equal to the difference between the fair market value of such investor's shares in the Company and such investor's adjusted tax basis therein.

Controlled Foreign Corporation

          If more than 50% of the voting power of all classes of stock or the total value of the stock of the Company is owned, directly or indirectly, by US persons including citizens or residents of the US, US domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom owns 10% or more of the total combined voting power of all classes of stock of the Company ("10% US Shareholders"), the Company could be treated as a "controlled foreign corporation" under Subpart F of the Code. This classification would have many complex results, including the required inclusion by such 10% US Shareholders in income of their pro rata shares of "Subpart F income" (as specifically defined by the Code) of the Company. In addition, under
Section 1248 of the Code, gain from the sale or exchange of Common Shares by a holder who is or was a 10% US Shareholder at any time during the five-year period ending with such sale or exchange would be treated as dividend income (treated for US tax purposes as ordinary income rather than capital gain) to the extent of earnings and profits of the Company attributable to the stock sold or exchanged. The Company does not believe that it is currently a controlled foreign corporation.

Item 6 - Selected Consolidated Financial Data

          The following table sets forth selected consolidated financial data of the Company for the periods indicated. The financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data set forth below for the fiscal years ended June 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002 and 2001 are derived from our consolidated financial statements, which have been audited for 2002 and 2001 by KPMG LLP and for 2000 by PricewaterhouseCoopers LLP, both of which are independent public accountants, and are included elsewhere in this Annual Report on Form 10-K.

                                                                                Fiscal Year Ended June 30,
                                                      2002         2001/(2)/      2000/(2)/      1999/(2)/      1998/(2)/
                                                   ----------     ----------     ----------     ----------     ----------
                                                                       (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License & networking                             $   65,984     $   73,752     $   57,574     $   53,657     $   29,644
  Customer support & service                           86,493         73,947         55,371         38,880         15,656
                                                   ----------------------------------------------------------------------
Total revenues                                        152,477        147,699        112,945         92,537         45,300

Cost of revenues:
  License & networking                                  5,341          5,878          2,685          1,819          1,500
  Customer support & service                           33,880         32,597         29,951         18,005          7,554
                                                   ----------------------------------------------------------------------
Total cost of revenues                                 39,221         38,475         32,636         19,824          9,054


Gross profit                                          113,256        109,224         80,309         72,713         36,246

Operating expenses:
    Research and development                           24,071         24,311         17,743         11,373          7,906
    Sales and marketing                                51,084         51,317         42,928         36,441         21,906
    General and administrative                         12,498         13,191         19,832          5,921          4,645
    Depreciation                                        5,587          5,178          4,586          4,225          2,374
    Amortization of acquired intangible assets          6,506          5,460          2,962          2,194            618
    Restructuring costs                                     -              -          1,774            329              -
                                                   ----------------------------------------------------------------------
       Total operating expenses                        99,746         99,457         89,825         60,483         37,449
                                                   ----------------------------------------------------------------------
Income (loss) from operations                          13,510          9,767         (9,516)        12,230         (1,203)
Other income (loss)                                     1,613         (2,417)        48,965            427            280
Interest income                                         1,853          4,736          6,161          2,342          1,745
Interest expense                                          (16)           (61)          (109)           (47)          (125)
                                                   ----------------------------------------------------------------------
 Income before income taxes                            16,960         12,025         45,501         14,952           697
Provision for (recovery of) income taxes                  289          1,229         20,422         (8,637)        (1,000)
                                                   ----------------------------------------------------------------------
Net income for the year                            $   16,671         10,796         25,079         23,589          1,697
                                                   ======================================================================
Net income per share, basic                        $     0.83     $     0.54     $     1.12     $     1.13     $     0.10
                                                   ======================================================================
Net income per share, diluted                      $     0.78     $     0.50     $     1.03     $     0.99     $     0.10
                                                   ======================================================================
Weighted average Common Shares
    outstanding/(1)/, basic                            19,979         20,032         22,349         20,914         17,680
                                                   ======================================================================
Weighted average Common Shares
    outstanding/(1)/, diluted                          21,239         21,466         24,421         23,729         17,680
                                                   ======================================================================

                                                                                   June 30,
                                                      2002           2001           2000           1999           1998
                                                   ----------     ----------     ----------     ----------     ----------
Balance Sheet Data:                                                            (in thousands)
Cash and cash equivalents                          $  109,895         87,526        113,918        140,256         40,390
Working capital                                       103,897         82,030         98,008        197,595         39,640
Total assets                                          186,847        175,002        183,250        264,774        100,582
Long-term liabilities                                       -              -              -              -              -
Shareholders' equity                                  144,031        133,027        137,983        232,825         73,074

Footnotes to Selected Financial Data:
  (1) See Note 2 of Notes to Consolidated Financial Statements for a description of the calculation of the weighted average number of Common Shares outstanding used in computing net income (loss) per share.
  (2) Reflects the results of the Acquired Businesses in 2001, 2000, 1999, and 1998 from the time of acquisition. See Note 14 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read together with the Company's consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. These risks, uncertainties, and factors include, but are not limited to, those set forth under "Cautionary Statements" and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are based on management's current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions or these plans, estimates, opinions or projections should change.

Overview

          The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and are presented in United States dollars unless otherwise indicated. All references in this report to financial information concerning the Company refer to such information in accordance with US GAAP and all dollar amounts in this report are in United States dollars unless otherwise indicated.

          Open Text develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet, enabling users to find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. The Company's software enables thousands of organizations to effectively address a diverse range of business needs including managing information, unifying globally distributed teams, capturing market opportunities, accelerating product cycles, improving customer and partner relationships, and altering business strategies.

          The Company's principal product line is its Livelink(R) software, a leading collaboration and knowledge management software for global enterprises. By effectively managing people, processes and information, Livelink enables companies to be more efficient and innovative in managing their intellectual property. Livelink integrates several engines including, but not limited to, search, collaboration, workflow, group calendaring and scheduling, and document management. Its tightly integrated functionalities deliver true dynamic collaboration and knowledge sharing between individuals, teams and organizations. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based and open-architectured, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership.

          In fiscal 2002, the Company recorded revenues of $152.5 million, its largest amount to date, partially due to an increase in new customers, as well as strong additional licenses to existing customers. The Company achieved overall profitability in fiscal 2002 for the fourth straight year, while it achieved profitability from operations for the second straight year. In addition, cash and cash equivalents increased to $109.9 million, with positive cash flow from operations in fiscal 2002. During fiscal 2002, the Company completed a buy-back of 620,200 Common Shares in the open market for a total purchase price of $13.8 million. The Company's days sales outstanding (DSO) decreased slightly from 76 days at June 30, 2001 to 72 days at June 30, 2002. Geographical segment information regarding the Company is presented in Note 13 to the Company's Consolidated Financial Statements.

Critical Accounting Policies and Estimates

          The Company's Consolidated Financial Statements are prepared in accordance with US GAAP. The preparation of the Consolidated Financial Statements in accordance with US GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

          Revenue Recognition. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and as amended by SOP 98-9 issued in December 1998.

          The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element.

          The Company's multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support ("PCS") are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company's significant PCS renewal experience, from its large installed base of over 5 million users worldwide. The Company's multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer's benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

          It is the Company's experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement although an adjustment to reflect consumer price changes are not uncommon.

          If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

          Service revenues consist of revenues from consulting contracts as well as training and integration services contracts. Contract revenues are derived from contracts to develop applications and to provide consulting services. Contract revenues are recognized under the percentage of completion method, using a methodology that accounts for costs incurred under the contract in relation to the total estimated costs under the contract, after providing for any anticipated losses under the contract. Revenues from training and integration services are recognized in the period in which the services are performed.

          Customer support revenues consist of revenue derived from contracts to provide technical support to license holders. These revenues are recognized ratably over the term of the contract.

          Network revenues consist of revenues earned from customers under an application service provider ("ASP") model. Under this model, customers pay a monthly fee that entitles them to use of the Company's software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer's contract. With respect to these revenues, the Company's customers pay exclusively for the right to use the software. The Company's customers do not receive the right to take possession of the Company's software. Further, it is not possible for customers to either run the software on their own hardware or for them to contract with another party unrelated to the Company to host the software.

          Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customer's financial condition and if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

          Investments. From time to time the Company may hold minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of companies in whom the Company has invested could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

          Valuation Allowance. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is considered to be more likely than not to be realized. At June 30, 2002, no net deferred tax asset has been recognized. The Company considers estimated future taxable income by taxing jurisdictions and ongoing tax planning strategies in assessing the need for and size of the valuation allowance. If the Company were to conclude that it was able to realize its deferred tax assets in the future in an amount that differs from its net recorded amount, an adjustment to the deferred tax asset would be required with the change generally recognized in the determination of income for the period.

          Long-Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company evaluates the carrying value of intangible assets for impairment of value based on undiscounted future cash flows. While the Company has not experienced the impairment of intangible assets in prior periods, the Company cannot guarantee that there will not be impairment in the future.

          Litigation. The Company is a party, from time to time, in legal proceedings. For such cases, the Company assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company's best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, such excess amount at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

Results of Operations

          The following table presents, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

                                                        Year Ended June 30,
                                                  --------------------------------
                                                    2002        2001        2000
                                                  --------    --------    --------
Revenues:
    License & networking                              43.3%       50.0%       51.0%
    Customer support                                  31.9        27.3        23.6
    Service                                           24.8        22.7        25.4
                                                  --------    --------    --------
          Total revenues                             100.0       100.0       100.0
Cost of revenues:
    License & networking                               3.5         4.0         2.4
    Customer support                                   5.5         5.2         5.1
     Service                                          16.7        16.8        21.4
                                                  --------    --------    --------
          Total cost of revenues                      25.7        26.0        28.9
                                                  --------    --------    --------
Gross profit                                          74.3        74.0        71.1

Operating expenses:
    Research and development                          15.8        16.5        15.7
    Sales and marketing                               33.5        34.8        38.1
    General and administrative                         8.2         8.9        17.5
     Depreciation                                      3.7         3.5         4.1
    Amortization of acquired intangible assets         4.3         3.7         2.6
    Restructuring costs                                  -           -         1.6
                                                  --------    --------    --------
          Total operating expenses                    65.5        67.4        79.6
                                                  --------    --------    --------
Income (loss) from operations                          8.8         6.6        (8.5)
Other income (loss)                                    1.1        (1.6)       43.4
Interest income                                        1.2         3.2         5.5
Interest expense                                         -           -        (0.1)
                                                  --------    --------    --------
Income before income taxes                            11.1         8.2        40.3
Provision for income taxes                             0.2         0.8        18.1
                                                  --------    --------    --------
Net income                                            10.9%        7.4%       22.2%
                                                  ========    ========    ========

Fiscal 2002 Compared with Fiscal 2001

          Revenues. Total revenues included license and networking revenues, customer support revenues, and service revenues. The Company recognized license revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and SOP 98-9 issued in December 1998. The Company recorded product revenue from software licenses and products when persuasive evidence of an arrangement existed, the software product had been shipped, there were no significant uncertainties surrounding product acceptance, the fees were fixed and determinable and collection was considered probable. Software maintenance revenues were deferred and recognized ratably over the life of the service contract, which is typically one year. Service revenue consisted of revenues from consulting contracts, as well as training and integration services contracts. Service revenues were derived from service contracts to develop applications and to provide consulting services. Service revenues were recognized under the percentage of completion method, using a methodology that accounts for costs incurred in relationship to total estimated costs under the contract after providing for any anticipated losses under the contract. Revenues from training and integration services were recognized in the period in which the services were performed.

          Total revenues increased 3% from $147.7 million in the year ended June 30, 2001 to $152.5 million in the year ended June 30, 2002. Revenues from licenses and networking decreased 11% from $73.8 million in the year ended June 30, 2001 to $66.0 million in the year ended June 30, 2002. The decrease in license and networking revenues was a result of the overall slowdown in information technology spending which was, in part, accelerated by the September 11th terrorist activities which then continued throughout fiscal 2002. Though all aspects of the Company's revenues were affected by this overall economic slowdown, revenues relating to the Company's licenses were most strongly impacted. It was the Company's experience throughout most of fiscal 2002 that customers were more hesitant to commit to large, enterprise-wide deployments of the Company's software and as a result, the Company has experienced a lengthening of its sales cycles. Some potentially larger deals were replaced by smaller deals, while other large deals were simply deferred by customers. Several of these large deals were ultimately completed during the fourth quarter of fiscal 2002, when certain customer opportunities that had been worked on throughout the year finally closed. At this point, the Company is uncertain as to whether the increased license activity experienced in the fourth quarter of fiscal 2002 is indicative of license revenue activity that will continue into fiscal 2003. Also during fiscal 2001, the Company began actively promoting the rental of Livelink to customers through an Application Service Provider (ASP) model. Under this model, users are granted use of Livelink on a secure, hosted third-party server, for which they pay a monthly fee on a per user basis. Revenues earned from this service have been classified as Networking Revenues. During fiscal 2002 networking revenues totaled $1.7 million, as compared with $0.6 million in fiscal 2001.

          Customer support revenues increased 21% from $40.3 million in the year ended June 30, 2001 to $48.7 million in the year ended June 30, 2002. The increase in customer support revenues resulted from several factors. The licenses granted throughout fiscal 2002, as well as strong renewal rates for maintenance contracts for existing accounts, had a positive impact on customer support revenues. Also, in fiscal 2001, the Company completed a number of acquisitions during the middle of the year. As a result, fiscal 2001's customer support revenue includes only a partial year of revenues from these acquisitions, while fiscal 2002 contains a full year's customer support revenues for the acquired businesses. The impact on fiscal 2002 customer service revenues of having a full year of revenue relating to these acquired businesses as opposed to a partial year in fiscal 2001 was approximately $1.5 million.

          Service revenues increased 13% from $33.6 million in the year ended June 30, 2001 to $37.8 million in the year ended June 30, 2002. The increase in service revenues was primarily attributable to an increase in consulting and integration services provided to new license customers. Additionally, a full year's inclusion of service revenues relating to fiscal 2001 acquisitions had a positive impact on service revenues during fiscal 2002. During fiscal 2001, approximately 6 months of revenues were recognized as a result of the timing of the Company's acquisitions, whereas fiscal 2002 included a full year's revenue from these businesses. The impact on fiscal 2002 customer service revenues of having a full year of revenue relating to these acquired businesses as opposed to a partial year in fiscal 2001 was approximately $2 million.

          Cost of revenues. Cost of license and networking revenues consisted primarily of the costs associated with the royalties payable to third parties whose software is bundled in the Company's products, as well as product media, duplication, manuals and packaging expenses. Cost of license and networking revenues decreased 10% from $5.9 million in the year ended June 30, 2001 to $5.3 million in the year ended June 30, 2002. As a percentage of license and networking revenues, the cost of license and networking revenues remained constant at 8% for both fiscal 2001 and fiscal 2002. The decrease in cost of license and networking revenues in total dollars was partially due to a third-party product cost of approximately $400,000 associated with a large license transaction that was recorded in during fiscal 2001. Typically, license transactions entered into by the Company do not involve large amounts of third-party product cost, thus this particular transaction caused an increase in cost of license and networking revenues in fiscal 2001. This decrease in cost of license and networking revenues from fiscal 2001 is also due to the fact that license revenue has decreased since the prior year. The decrease in cost of license and networking revenues is generally consistent with the decrease in license revenue. Cost of networking revenues were $277,000 in fiscal 2002 compared with $300,000 in fiscal 2001.

          Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 11% from $7.6 million in the year ended June 30, 2001 to $8.4 million in the year ended June 30, 2002, mostly as a result of increased headcount costs in fiscal 2002 as compared with fiscal 2001. As a percentage of customer support revenues, customer support costs decreased from 19% in the year ended June 30, 2001 to 17% in the year ended June 30, 2002. This decrease as a percentage of customer support revenues resulted from certain cost reduction and efficiency measures that were taken during fiscal 2002, which provided for the rationalization of certain roles within the Company's support organization.

          Cost of service revenues consisted primarily of the costs of providing integration, customization and training. Cost of service revenues increased 2% from $25.0 million in the year ended June 30, 2001 to $25.5 million in the year ended June 30, 2002. This slight increase is primarily due to some additional headcount costs incurred during fiscal 2002 to support the expanded activities of the integration and consulting departments. Cost of service revenues as a percentage of service revenues decreased from 74% in the year ended June 30, 2001 to 68% in the year ended June 30, 2002, as a result of improved utilization rates experienced over the past year.

          Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs. To date the Company has expensed all research and development costs as incurred. See Note 2 of Notes to Consolidated Financial Statements. Research and development expenses decreased by 1% from $24.3 million in the year ended June 30, 2001 to $24.1 million in the year ended June 30, 2002 and, as a percentage of total revenues, decreased slightly from 17% in fiscal 2001 to 16% in fiscal 2002. Although the total dollars spent on research and development activities decreased slightly since the prior year, the amount spent on labour costs actually increased slightly. This was a result of the Company entering into fewer subcontracting arrangements during fiscal 2002, as well as using fewer consultants. Both of these initiatives were part of Company-wide cost containment measures regarding discretionary spending undertaken during the year. This increase in labour costs was offset by lower spending on travel and training, as well as the recognition of investment tax credits recorded as a reduction to research and development expenses.

          Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company's products and services. Sales and marketing expenses remained relatively constant at $51.3 million in the year ended June 30, 2001 compared with $51.1 million in the year ended June 30, 2002. Sales and marketing expenses decreased as a percentage of total revenues from 35% in the year ended June 30, 2001 to 34% in the year ended June 30, 2002. Although the total dollars spent on sales and marketing activities were about the same in both fiscal 2001 and fiscal 2002, the allocation of those costs varied slightly between years. In fiscal 2002, the Company experienced a slight increase in labor costs, mostly attributable to annual remuneration increases for the Company's sales and marketing personnel. This increase though, was more than offset by decreases in a number of discretionary areas, specifically recruiting costs, consulting expenses, and external marketing spending.

          General and administrative expenses. General and administrative expenses consisted primarily of the salaries of administrative personnel and related overhead and facilities expenses. General and administrative expenses decreased 5% from $13.2 million in the year ended June 30, 2001 to $12.5 million in the year ended June 30, 2002 and decreased as a percentage of total revenues from 9% in the year ended June 30, 2001 to 8% in the year ended June 30, 2002. During fiscal 2002, the Company initiated a series of cost reduction measures affecting a number of discretionary and controllable areas. Specifically, the Company realized cost savings with respect to travel, consulting, and legal expenses that totaled approximately $1.9 million during fiscal 2002 as compared with fiscal 2001.

          Depreciation expenses. Depreciation expense increased 8% from $5.2 million in the year ended June 30, 2001 to $5.6 million in the year ended June 30, 2002. This increase was the result of new capital expenditures during fiscal 2002 as well as a full year's depreciation on assets purchased or acquired in fiscal 2001.

          Amortization of acquired intangible assets. Included in amortization of acquired intangible assets is amortization of core technology, purchased software and goodwill on the acquisitions of Bluebird, LeadingSide, Open Image, Base4, OnTime, Information Dimensions, Lava, PS Software and Microstar. Amortization of acquired intangible assets increased 18% from $5.5 million for the year ended June 30, 2001 to $6.5 million for the year ended June 30, 2002. The increase in amortization was due to the Company's acquisition activity in fiscal 2001. During fiscal 2001, only a partial year of amortization expenses was recorded on the intangible assets acquired during that year, whereas a full year's amortization expenses was recorded for those same intangible assets during fiscal 2002.

          Other income (loss). Other income represented a loss of $2.4 million for the year ended June 30, 2001, compared to income of $1.6 million for the year ended June 30, 2002. During fiscal 2002, the gain of $1.6 million related primarily to the Company's attempted acquisition of Accelio Corporation, a software company located in Ottawa, Ontario. The gain that the Company realized on this acquisition arose from the sale of shares of Accelio common stock owned by the Company, and gains realized in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred. The $2.4 million loss in fiscal 2001 included $3.0 million of write-offs of certain Internet industry investments and was partially offset by a recovery of an acquisition accrual relating to the favorable settlement of certain claims totaling $734,000, as well as a gain on the sale of shares of About.com of $52,000. This gain was the result of the Company realizing $154,000 on the sale of these shares, net of its cost of $102,000 on the related securities.

          Interest. Interest income was $4.7 million in the year ended June 30, 2001, compared to $1.9 million in the year ended June 30, 2002. The decrease was due to lower interest rates realized during fiscal 2002 as compared with fiscal 2001.

          Income taxes. The provision for income taxes was $0.3 million in fiscal 2002 compared with $1.3 million in fiscal 2001. The net deferred tax asset as of June 30, 2002 and June 30, 2001 was nil. During fiscal 2002, the Company utilized $7.7 million of deferred tax assets, of which $7.2 million were used to offset current income with losses from prior years. In accordance with US GAAP, a valuation allowance of $9.3 million is recorded against the deferred tax asset, as it is not considered to be more likely than not that the benefit of the asset will be realized. The decrease of $7.8 million from the valuation allowance as at June 30, 2001 of $17.1 million mainly represented the utilization of prior years' losses against the current year's taxable income. The Company continues to evaluate its taxable position quarterly and considers factors such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. Please see Note 12 in Notes to Consolidated Financial Statements.


Fiscal 2001 Compared with Fiscal 2000

          Revenues. Total revenues included license revenues and service revenues, which consisted of consulting contracts, customer support agreements and training revenues, and integration services contracts. The Company recognized revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and SOP 98-9 issued in December 1998. The Company recorded product revenue from software licenses and products when persuasive evidence of an arrangement existed, the software product had been shipped, there were no significant uncertainties surrounding product acceptance, the fees were fixed and determinable and collection was considered probable. Service revenue consisted of revenues from consulting contracts, customer support agreements, and training and integration services contracts. Contract revenues were derived from contracts to develop applications and to provide consulting services. Contract revenues were recognized under the percentage of completion method, using a methodology that accounts for costs incurred in relationship to total estimated costs under the contract after providing for any anticipated losses under the contract. Software maintenance revenues were deferred and recognized ratably over the life of the service contract. Revenues from training and integration services were recognized in the period in which the services were performed.

          Total revenues increased 31% from $112.9 million in the year ended June 30, 2000 to $147.7 million in the year ended June 30, 2001. Revenues from licenses and networking increased 28% from $57.6 million in the year ended June 30, 2000 to $73.8 million in the year ended June 30, 2001. Customer support revenues increased 51% from $26.6 million in the year ended June 30, 2000 to $40.3 million in the year ended June 30, 2001. Service revenues increased 17% from $28.7 million in the year ended June 30, 2000 to $33.6 million in the year ended June 30, 2001. In fiscal 2001 the Company achieved what was at the time its highest license revenue in its history, fueled by a large increase in new accounts, as well as strong additional sales to existing accounts. There were no price declines as a result of new accounts. Furthermore, during fiscal 2001 the Company began actively promoting the rental of Livelink to customers through an Application Service Provider (ASP) model. Under this model, customers pay a monthly fee per user that grants them use of Livelink on a secure, hosted third-party server. Revenues earned from this service have been classified as Networking Revenues. This line of business is still in its infancy, but is an area that management feels has the potential to grow significantly in subsequent years. The increase in customer support revenue was a direct result of continued strong license sales, as well as strong renewal rates for maintenance contracts for existing accounts. The increase in service revenues was primarily attributable to an increase in consulting and integration services provided to new license customers.

          Cost of revenues. Cost of license and networking revenues consists primarily of the costs associated with the royalties payable to third parties whose software is bundled in the Company's products, as well as product media, duplication, manuals and packaging expenses. Cost of license and networking revenues increased 119% from $2.7 million in the year ended June 30, 2001 to $5.9 million in the year ended June 30, 2000. Costs of revenues increased as a percentage of license revenue from 5% to 8%. This increase was primarily due to a one-time third party software charge associated with a large license transaction that was incurred in during fiscal 2001. Typically, license transactions entered into by the Company do not involve large amounts of third party product cost, and as a result this particular transaction represents caused an increase in cost of license revenues in fiscal 2001. Costs of networking revenues were $300,000 during fiscal 2001, the first year that the Company began marketing its networking offering. As a result, there was no cost of networking revenues during fiscal 2000.

          Cost of support revenues increased 33% from $5.7 million in the year ended June 30, 2000 to $7.6 million in the year ended June 30, 2001. Cost of support revenues is comprised primarily of technical support personnel. As a percentage of customer support revenues, customer support costs decreased from 22% in the year ended June 30, 2000 to 19% in the year ended June 30, 2001.

          Cost of service revenues consisted primarily of the costs of integration, product support and training. Cost of service revenues increased 3% from $24.2 million in the year ended June 30, 2000 to $25.0 million in the year ended June 30, 2001, primarily due to the additional personnel hired to support the expanded activities of the integration and consulting departments. Cost of service revenues as a percentage of service revenues decreased from 84% in the year ended June 30, 2000 to 74% in the year ended June 30, 2001, as a result of improved utilization rates. The Company believes that it must continue to enhance its integration and consulting capabilities as its customer base expands.

          Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses and facilities and equipment costs. The Company presently expenses all research and development costs as incurred. See Note 2 of Notes to Consolidated Financial Statements.

          Research and development costs increased by 37% from $17.7 million in the year ended June 30, 2000 to $24.3 million in the year ended June 30, 2001 and, as a percentage of revenue, remained constant between the two years at 16%. The increase of $6.6 million in fiscal 2001 was primarily the result of the increased labor costs that resulted from the hiring of additional employees in the Company's research and development facilities, as well as the additional personnel added as a result of acquisitions in 2001. The fiscal 2000 amount includes a one-time expense of $475,000 relating to the purchase of audio technology from Communities.com.

          Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company's products and services. Sales and marketing expenses increased

20% from $42.9 million in the year ended June 30, 2000 to $51.3 million in the year ended June 30, 2001. Sales and marketing expenses decreased as a percentage of total revenues from 38% in the year ended June 30, 2000 to 35% in the year ended June 30, 2001. The increase in absolute dollars was due principally to expenses associated with increases in the number of sales and marketing personnel and related salaries and commissions, as well as expenses related to marketing, public relations activities, marketing materials, advertising and trade shows.

          General and administrative expenses. General and administrative expenses consisted primarily of the salaries of administrative personnel and related overhead and facilities expenses. General and administrative expenses decreased 33% from $19.8 million in the year ended June 30, 2000 to $13.2 million in the year ended June 30, 2001 and decreased as a percentage of total revenues from 18% in the year ended June 30, 2000 to 9% in the year ended June 30, 2001. During fiscal 2001, the Company expanded its administration staff and continued to invest in its infrastructure, resulting in an increase in salaries and communication costs. In fiscal 2000, the Company's non-recurring Year 2000 legal, testing and compliance costs significantly impacted that year's general and administrative expenditures. Also during fiscal 2000 the Company wrote-off a significant amount of accounts receivable that were determined not to be collectible. Generally, these bad debts were a result of the Company's determining that its respective customers did not have the capacity to pay their respective amounts due. In addition, the Company incurred non-recurring legal costs from its NetSys legal proceedings during fiscal 2000. The Netsys legal proceeding relates to an arbitration action launched by the Company against one of its distributors in which the Company claimed that the distributor has made sales outside of its territory. In March 2000, the Company was awarded hosting and arbitration cost compensation from Netsys, but to date no recovery has been accrued in the Company's Consolidated Financial Statements due to the lack of collection assurance.

          Depreciation expenses. Depreciation expense was $4.6 million in the year ended June 30, 2000 and increased to $5.2 million in the year ended June 30, 2001. This increase was the result of increased capital expenditures during fiscal 2001 as well as increased capital equipment acquired through acquisitions.

          Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.0 million for the year ended June 30, 2000 and $5.5 million for the year ended June 30, 2001. Included in amortization of acquired intangible assets is amortization of core technology, purchased software and goodwill on the acquisition of Bluebird, LeadingSide, Open Image, Base4, OnTime, Information Dimensions and Lava, PS Software and Microstar. The increase in amortization was due to the Company's acquisition activity in fiscal 2001.

          Restructuring costs. During fiscal 2000, the Company recorded a restructuring charge of $1.8 million. The restructuring charges reflect the closure of the Company's Toronto, Ontario office and the London, UK office. In addition, in connection therewith, 45 employees were terminated: 31 in North America and 14 in Europe. At June 30, 2000, two employee severance amounts, totaling $201,000 remained outstanding. These amounts were settled during the first and second quarters of fiscal 2001.

          Other income (loss). Other income was $49 million for the year ended June 30, 2000, compared to a $2.4 million loss for the year ended June 30, 2001. Fiscal 2000 included a $49 million gain on the sale of investments and net expenditures of $51,000 comprised mainly of gains and losses on the disposal of fixed assets and foreign exchange. The $49 million gain related to the Company's disposition of most of its investment in About.com. This gain was a result of the Company having realized proceeds of $49.2 million on this investment, which had a cost of $200,000. The $2.4 million loss in fiscal 2001 included $3.0 million of write-offs of certain dot-com investments which was partially offset by a recovery of an acquisition accrual relating to the favorable settlement of certain claims totaling $734,000, as well as a gain on the sale of shares of About.com of $52,000. This gain was the result of the Company realizing $154,000 on the sale of these shares, net of its cost of $102,000 on the related securities.

          Interest. Interest income was $6.2 million in the year ended June 30, 2000, compared to $4.7 million in the year ended June 30, 2001. The decrease was due to lower average cash balances held by the Company during fiscal 2001, largely a result of the repurchase of its common stock during the year.

          Income taxes. A total net deferred tax asset of $2.1 million was recorded as of June 30, 2000 and no deferred tax asset was recorded at June 30, 2001. During fiscal 2001, the Company utilized $6 million of deferred tax assets, mainly by offsetting current income with losses from prior years. In accordance with US GAAP, a valuation allowance of $17.1 million is recorded against the deferred tax asset as reasonable assurance on the use of the remaining portion of the asset has not been obtained. The increase of $4.8 million from the valuation allowance as at June 30, 2000 of $12.3 million mainly represented the unrealized benefit of prior years losses acquired on acquisitions (see Note 15 in Notes to Consolidated Financial Statements).

 Quarterly Results

The following table summarizes selected quarterly financial data over the past two fiscal years:

                                                          Fiscal 2002
                            --------------------------------------------------------------------
                             Fourth Quarter    Third Quarter    Second Quarter    First Quarter
                            ----------------  ---------------  ----------------  ---------------
                                            (in thousands, except per share data)
Total Revenues                       $41,192          $36,797           $39,173          $35,315
                            ----------------  ---------------  ----------------  ---------------
Gross Profit                          31,190           27,723            28,720           25,623
                            ----------------  ---------------  ----------------  ---------------
Net income                           $ 7,255          $ 4,282           $ 3,493          $ 1,641
                            ================  ===============  ================  ===============

Net income per share
    Basic                            $  0.36          $  0.21           $  0.18          $  0.08
                            ----------------  ---------------  ----------------  ---------------
    Diluted                          $  0.34          $  0.20           $  0.16          $  0.08
                            ----------------  ---------------  ----------------  ---------------

                                                         Fiscal 2001
                            --------------------------------------------------------------------
                             Fourth Quarter    Third Quarter    Second Quarter    First Quarter
                            ----------------  ---------------  ----------------  ---------------
                                            (in thousands, except per share data)
Total Revenues                       $40,523          $39,300           $37,826          $30,050
                            ----------------  ---------------  ----------------  ---------------
Gross Profit                          30,424           29,572            27,523           21,705
                            ----------------  ---------------  ----------------  ---------------
Net income                           $ 3,462          $ 2,007           $ 3,182          $ 2,145
                            ================  ===============  ================  ===============

Net income per share
    Basic                            $  0.17          $  0.10           $  0.16          $  0.11
                            ----------------  ---------------  ----------------  ---------------
    Diluted                          $  0.16          $  0.09           $  0.15          $  0.10
                            ----------------  ---------------  ----------------  ---------------

          The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly results that have been caused by many factors, including changes in demand for the Company's products, the introduction or enhancement of products by the Company and its competitors, market acceptance of products or enhancements, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, changes in the Company's pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. The Company's revenues for the quarter ended September 30 of each fiscal year generally have been lower than revenues for other quarters, however, it is uncertain whether this trend will continue in current or future periods. Due to all of the foregoing factors, the Company's operating results in a particular quarter may fail to meet market expectations, which could result in a decrease in the price of Common Shares and a loss to shareholders.

Liquidity and Capital Resources

     Other than the cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company's Common Shares and Special Warrants. At June 30, 2002, the Company had working capital of $103.9 million compared to working capital of $82.0 million at June 30, 2001, primarily as a result of increases in cash and cash equivalents that resulted from profits earned during the past fiscal year. Cash and cash equivalents increased from $87.5 million at June 30, 2001 to $109.9 million at June 30, 2002, primarily due to cash provided by operating activities.

     The Company has a CDN $10.0 million (USD$6.6 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2002, the entire amount of which was available for use. The line of credit bears interest at the lender's prime rate plus 0.5%. The Company has pledged all of its assets including an assignment of accounts receivable as collateral for outstanding amounts under this line of credit.

     Cash provided by operations during the year ended June 30, 2002 was $28.5 million, compared to $11.8 million for the year ended June 30, 2001. This increase is largely a function of higher net income during fiscal 2002, as well as cash generated from a number of operating asset and liability accounts.

     Net cash used for investment activities was $467,000 for fiscal 2002, consisting primarily of acquisitions of furniture and equipment totaling $2.2 million, offset by proceeds on the sale of other investments of $2.7 million. This compares to $22.3 million used in investment activities for fiscal 2001, consisting primarily of acquisitions of furniture and equipment totaling $5.8 million and $15.6 million for the purchase of the following companies: Bluebird, LeadingSide, Open Image, and Base4.

     Net cash used in financing activities was $6.3 million in fiscal 2002, primarily resulting from the repurchase for cancellation of 620,200 Common Shares on the open market at a cost of $13.8 million, of which $6.3 million has been charged to share capital and $7.5 million has been charged to accumulated deficit, partially offset by proceeds of $7.5 million from the sale of Common Shares related to the exercise of Company stock options. During fiscal 2001, net cash used in financing activities was $15.3 million, primarily resulting from the repurchase for cancellation of 886,000 Common Shares on the open market at a cost of $21.3 million, of which $9.1 million has been charged to share capital and $12.2 million has been charged to deficit, partially offset by proceeds of $6.0 million from the sale of Common Shares related to the exercise of the Company's stock options.

     The Company earns interest on its cash and cash equivalents, which consist of highly liquid investments with an original maturity of three months or less at the date of acquisition. Interest income earned from these investments totaled $1.9 million during fiscal 2002 and $4.7 million during fiscal 2001, due to lower interest rates in fiscal 2002.

     The Company currently anticipates that its operating expenses for the year ending June 30, 2003 will be relatively consistent with those incurred in fiscal 2002. Similarly, the Company currently anticipates that amounts expended on capital assets for the year ending June 30, 2003 will be generally consistent with those incurred during fiscal 2002. These expectations, however, are subject to change based on a number of factors, including the possibility of completing acquisitions and other strategic transactions.

     As of June 30, 2002, the Company had future commitments and contractual obligations as summarized in the following table (in millions). These commitments are principally comprised of operating leases for the Company's leased premises.

                         2003               $      4.7
                         2004                      3.1
                         2005                      2.1
                         2006                      2.0
                         Thereafter                4.9
                                           -----------
                                            $     16.8
                                           ===========

     The Company anticipates that its cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion of its business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's shareholders may be reduced, the Company's shareholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of it's the Company's current shareholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance the Company's services or products would be significantly limited.

Cautionary Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K, that may cause the actual results, performance or achievements of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company's business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company's Common Shares would likely decline.

If the Company does not continue to develop new technologically advanced products, future revenues will be negatively affected

     Open Text's success will depend on its ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. Presently, Open Text is continuing to enhance the capability of its Livelink to enable users to form workgroups and collaborate on intranets and the Internet. The Company increasingly must integrate software licensed from third parties with its own software to create or improve intranet and Internet products. These products are key to the success of the Company's strategy, and the Company may not be successful in developing and marketing these and other new software products and enhancements. If the Company is unable to successfully integrate the technologies licensed from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, the Company's operating results will materially suffer. In addition, if new industry standards emerge that the Company does not anticipate or adapt to, the Company's software products could be rendered obsolete and its business would be materially harmed.

If the Company's products and services do not gain market acceptance, the Company may not be able to increase its revenues

     Open Text is continually working on the development of, and improvements to, new versions of Livelink and other products. In November 2001, the Company released Livelink MeetingZone(TM), and in April 2001, the Company released Livelink Wireless(TM). In February 2002, Open Text released Livelink 9.1, the latest release of the Company's flagship product. The primary market for Open Text's software and services is rapidly evolving. As is typical in the case of a new and rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company's products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company's business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company's products and services or enhancements do not achieve and sustain market acceptance, the Company's business and operating results will be materially harmed.

The Company's products may contain defects that could harm the Company's reputation, be costly to correct, delay revenues, and expose the Company to litigation

     The Company's products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, or, if discovered, the Company may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite tests carried out by the Company on all its products, the Company may not be able to fully simulate the environment in which its products will operate and, as a result, the Company may be unable to adequately detect design defects or software errors inherent in its products and which only become apparent when the products are installed in an end-user's network. The occurrence of errors and failures in the Company's products could result in loss of or delay in market acceptance of the Company's products, and alleviating such errors and failures in the Company's products could require significant expenditure of capital and other resources by the Company. Because the Company's end-user base consists of a limited number of end-users, the harm to the Company's reputation resulting from product errors and failures would be damaging to the Company. The Company regularly provides a warranty with its products and the financial impact of these warranty obligations may be significant in the future. The Company's agreements with its strategic partners and end-users typically contain provisions designed to limit the Company's exposure to claims, such as exclusions of all implied warranties and limitations on damage remedies and the availability of consequential or incidental damages. However, such provisions may not effectively protect the Company against claims and related liabilities and costs. Although the Company maintains errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect the Company's financial condition.

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company's products

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

Current and future competitors could have a significant impact on the Company's ability to generate future revenue and profits

     The markets for the Company's products are new, intensely competitive, subject to rapid technological change and are evolving rapidly. The Company expects competition to increase and intensify in the future as the markets for the Company's products continue to develop and as additional companies enter each of its markets.

Numerous releases of products and services that compete with those of the Company can be expected in the near future. The Company may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition were to otherwise develop, the Company would likely be forced to lower its prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for the Company.

The length of the Company's sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

     Because the decision by a customer to purchase the Company's products often involves relatively large-scale implementation across the customer's network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement the Company's software, the Company's sales cycle tends to take considerable time to complete. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. If installation of the Company's products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause the Company's revenues to be lower than expected in a particular period.

The Company may not achieve its anticipated revenues if it does not expand its product line

     Substantially all of Open Text's revenues are currently derived from its Livelink and related products and services offered by the Company in the Internet, intranet and extranet markets. Accordingly, the Company's future results of operations will depend, in part, on expanding its product-line and related services. To achieve its revenue goals, the Company must also continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for Internet or intranet applications, or a decline in licenses of Livelink and related services, would significantly harm the Company's business.

The Company must continue to manage its growth or its operating results could be adversely affected

     Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text's markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown from 292 as of September 1, 1996 to 980, excluding contractors, as of June 30, 2002. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company's competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text's growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company's administrative infrastructure, systems, procedures and controls may not adequately support the Company's operations and the Company's management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company's products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company's operating results will likely suffer.

Future acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

     Open Text continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company's current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as the need to integrate and manage the business acquired with the business of the Company, additional demands on the Company's management, resources, systems, procedures and controls, disruption of the Company's ongoing business, and diversion of management's attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers, the acquisition or disposition of product lines or businesses. Also, such activities could result in one-times charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company's inability to address these risks could negatively affect the Company's operating results.

The Company's products rely on the stability of various infrastructure software which, if not stable, could negatively impact the effectiveness of the Company's products, resulting in harm to the reputation and business of the Company

     Developments of internet and intranet applications by Open Text depends on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Netscape, Microsoft and others. If weaknesses in such infrastructure software exist, the Company may not be able to correct or compensate for such weaknesses. If the Company is unable to address weaknesses resulting from problems in the infrastructure software such that the Company's products do not meet customer needs or expectations, the Company's business and reputation may be significantly harmed.

The Company's quarterly revenues and operating results are likely to fluctuate which could impact the price of the Company's Common Shares

     The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for the Company's products, the introduction or enhancement of products by the Company and its competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, changes in the Company's pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions.

     Like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. Accordingly, the cancellation or deferrals of even a small number of licenses or delays in installations of the Company's products could have a material adverse effect on the Company's results of operations in any particular quarter. The Company also has noted historically lower sales in July and August than in other months, which has resulted in proportionately lower revenues recorded in the quarter ended September 30 than in other quarters. Because of the impact of the timing of product introductions and the rapid evolution of the Company's business and the markets it serves, the Company cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, no one should rely on period-to-period comparisons of the Company's financial results to forecast future performance. It is likely that the Company's quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of our Common Shares could decline.

Failure to protect our intellectual property could harm our ability to compete effectively

     The Company is highly dependent on its ability to protect its proprietary technology. The Company's efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company has not sought patent protection for its products. While US and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company's intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Although the Company does not believe that its products infringe on the rights of third parties, third parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties, such licenses may not be available on reasonable terms, or at all.

If the Company is not able to attract and retain top employees, the Company's ability to compete may be harmed

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of its executive officers or other key employees could significantly harm the Company's business. The Company does not maintain "key person" life insurance policies on any of its employees. The Company's success is also highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel, including recently hired officers and other employees. Specifically, the recruitment of top research developers, along with experienced salespeople, remains critical to the Company's success. Competition for such personnel is intense, and the Company may not be able to attract, integrate or retain highly qualified technical and managerial personnel in the future.

The volatility of the Company's stock price could lead to losses by shareholders

     The market price of the Common Shares has been highly volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company's operating results in a particular quarter to meet market expectations may adversely affect the market price of the Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Due to the volatility of our stock price, the Company could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and operating results.

A reduction in the number or sales efforts by distributors could materially impact the Company's revenues

         A portion of the Company's revenue is derived from the license of its products through third parties. The Company's success will depend, in part, upon its ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. The Company may not be able to retain a sufficient number of its existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing the Company's products. The performance of third party distributors is largely outside the control of the Company and the Company is unable to predict the extent to which these distributors will be successful in marketing and licensing the Company's products. A reduction in sales efforts, or a decline in the number of distributors, or the discontinuance of sales of the Company's products by its distributors could lead to reduced revenue.

The Company's international operations expose the Company to business risks that could cause the Company's operating results to suffer

     Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. Revenues derived outside of North America represented 40%, 41%, and 39% of total revenues for fiscal 2002, fiscal 2001, and fiscal 2000, respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, and other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company's results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company's operating results will suffer.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risks

     The Company's exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at June 30, 2002. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company's investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

     All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalent. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended June 30, 2002 would have been approximately $1.0 million.

Foreign currency risk

     The Company has net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including the Canadian Dollar ("CDN"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swiss Franc ("CHF"), the German Mark ("DEM"), the French Franc ("FRF"), the Dutch Guilder ("NLG"), the Danish Kroner ("DKK"), the Arabian Durham ("AED"), and the Euro ("EUR"). The Company's cash and cash equivalents are primarily held in U.S. Dollars.

     The Company's net income is affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of transactions in foreign markets. Approximately 40%, 41%, and 39% of the Company's total revenues in fiscal 2002, 2001, and 2000, respectively, were derived from operations outside of North America. Approximately 45%, 42%, and 44% of the Company's operating expenses in fiscal 2002, 2001 and 2000, respectively, were incurred from operations outside of North America. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

     The following tables provide a sensitivity analysis on the Company's exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% decrease against the U.S. dollar would have had on the Company's total revenues, operating expenses, and net income for the year ended June 30, 2002. This analysis is presented in both functional and transactional currency. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.


                                        10% Change in Functional Currency
                               -------------------------------------------------
                                    Total          Operating             Net
                                   Revenue          Expenses           Income
                               -------------     -------------     -------------

          Euro                  $     2,602       $     1,880        $     722
          British Pound               1,989             1,228              761
          Canadian Dollar               479             1,154             (675)
          Swiss Franc                   868               635              233


                                       10% Change in Transactional Currency
                               -------------------------------------------------
                                    Total          Operating             Net
                                   Revenue          Expenses           Income
                               -------------     -------------     -------------

          Euro                  $     2,090       $     1,270        $     820
          British Pound               1,837             1,210              627
          Canadian Dollar               994             2,345           (1,351)
          Swiss Franc                   405               644             (239)

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data                             Page Number
Management's Report                                                                  40

Auditors' Report by KPMG LLP Chartered Accountants                                   41

Auditors' Report by PricewaterhouseCoopers LLP Chartered Accountants                 42

Consolidated Balance Sheets at June 30, 2002 and 2001                                43

Consolidated Statements of Operations for the years
  ended June 30, 2002, 2001, and 2000                                                44

Consolidated Statements of Shareholders' Equity for the years
  ended June 30, 2002, 2001, and 2000                                                45

Consolidated Statements of Cash Flows for the years
  ended June 30, 2002, 2001, and 2000                                                46

Notes to Consolidated Financial Statements                                           47

Management's Report

Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this Form 10-K. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG LLP, the independent auditors, who have free access to the Audit Committee of the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

KPMG LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

/s/P. Thomas Jenkins                       /s/Alan Hoverd

P. Thomas Jenkins                          Alan Hoverd
Chief Executive Officer                    Chief Financial Officer

July 29, 2002

[LETTERHEAD OF KPMG]



INDEPENDENT AUDITORS' REPORT

To the Shareholders of Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as at June 30, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated August 4, 2000.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

On July 29, 2002, we reported separately to the shareholders of the company on the consolidated financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

KPMG LLP

Chartered Accountants

Toronto, Canada
July 29, 2002

[LETTERHEAD OF PRICEWATERHOUSECOOPERS]



Auditors' Report

To the Shareholders of
Open Text Corporation

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Open Text Corporation for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the company for the year ended June 30, 2000 in accordance with United States generally accepted accounting principles.

On August 4, 2000, we reported separately to the shareholders of Open Text Corporation on the consolidated financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.

PricewaterhouseCoopers LLP

Chartered Accountants
Ottawa, Canada
August 4, 2000

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

                              OPEN TEXT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands of US Dollars, except share data)

                                                                                         June 30,
                                                                                ------------------------
                                                                                   2002          2001
                                                                                ----------    ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 109,895     $  87,526
     Accounts receivable trade, net of allowance for doubtful accounts
         of $1,458 as at June 30, 2002 and June 30, 2001                           33,094        34,212
     Income taxes recoverable                                                       1,194             -
     Prepaid expenses and other current assets                                      2,530         2,267
                                                                                ----------     ---------
         Total current assets                                                     146,713       124,005

Capital assets (note 3)                                                             8,401        11,815
Goodwill, net of accumulated amortization of $12,807 at June 30, 2002
     and $8,096 at June 30, 2001                                                   24,587        29,112
Other assets (note 4)                                                               7,146        10,070
                                                                                ----------    ----------
Total assets                                                                    $ 186,847     $ 175,002
                                                                                ==========    ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade and accrued liabilities (note 6)                  $  18,889     $  18,535
     Deferred revenues                                                             23,927        21,622
     Income taxes payable                                                               -         1,818
                                                                                ----------    ----------
         Total current liabilities                                                 42,816        41,975

Shareholders' equity:
     Share capital (note 7)
         19,875,872 and 19,937,968 Common Shares issued and outstanding
            at June 30, 2001 and June 30, 2002 respectively                       204,815       203,636
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                           (780)       (1,396)
     Accumulated deficit                                                          (60,004)      (69,213)
                                                                                ----------    ----------
Total shareholders' equity                                                        144,031       133,027
                                                                                ----------    ----------

Commitments and contingencies (notes 9)
                                                                                $ 186,847     $ 175,002
                                                                                ==========    ==========

           See accompanying notes to consolidated financial statements

                              OPEN TEXT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         (In thousands of US Dollars, except share and per share data)

                                                      2002             2001            2000
                                                 --------------  -------------   --------------
Revenues:
     License & networking                        $     65,984    $     73,752    $      57,574
     Customer support                                  48,707          40,316           26,641
     Service                                           37,786          33,631           28,730
                                                 -------------   -------------   --------------
         Total revenues                               152,477         147,699          112,945

Cost of revenues:
     License & networking                               5,341           5,878            2,685
     Customer support                                   8,364           7,632            5,731
     Service                                           25,516          24,965           24,220
                                                 -------------   -------------   --------------
         Total cost of revenues                        39,221          38,475           32,636
                                                 -------------   -------------   --------------
                                                      113,256         109,224           80,309
Operating expenses:
     Research and development                          24,071          24,311           17,743
     Sales and marketing                               51,084          51,317           42,928
     General and administrative                        12,498          13,191           19,832
     Depreciation                                       5,587           5,178            4,586
     Amortization of acquired intangible assets         6,506           5,460            2,962
     Restructuring costs (note 16)                          -               -            1,774
                                                 -------------   -------------   --------------
         Total operating expenses                      99,746          99,457           89,825
                                                 -------------   -------------   --------------
Income (loss) from operations                          13,510           9,767           (9,516)

Other income (loss) (note 10)                           1,613          (2,417)          48,965
Interest income                                         1,853           4,736            6,161
Interest expense                                          (16)            (61)            (109)
                                                 -------------   -------------   --------------
Income before income taxes                             16,960          12,025           45,501
Provision for income taxes (note 11)                      289           1,229           20,422
                                                 -------------   -------------   --------------
Net income for the year                          $     16,671    $     10,796    $      25,079
                                                 =============   =============   ==============

Net income per share - basic (note 15)           $       0.83    $       0.54    $        1.12
                                                 =============   =============   ==============
Net income per share - diluted (note 15)         $       0.78    $       0.50    $        1.03
                                                 =============   =============   ==============

Weighted average number of Common Shares
     outstanding - basic                           19,978,719      20,032,092       22,349,268
                                                 =============   =============   ==============
Weighted average number of Common Shares
     outstanding - diluted                         21,238,965      21,465,645       24,421,322
                                                 =============   =============   ==============

          See accompanying notes to consolidated financial statements

                              OPEN TEXT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                            Common Shares       Special Warrants     Capital  Accumualted
                                                         --------------------   -------------------
                                                          Shares     Amount      Shares    Amount     Amount    Deficit
                                                         --------  ----------   --------  ---------  -------  -----------
 Balance as of June 30, 1999                             21,281      150,252      3,000     97,420      64       (45,875)

Issuance of Common Shares
      Under employee stock option plans                     768        5,659          -          -       -             -
      On acquisitions                                        40        1,015          -          -       -             -
      Conversion of special warrants                      3,000       97,420     (3,000)   (97,420)      -             -
      Under employee stock purchase plans                   111        1,961          -          -
Repurchase and cancellation of shares                    (4,970)     (49,704)         -          -       -       (47,000)
Reallocation of other capital                                 -           64          -          -     (64)            -
Comprehensive income:
      Unrealized gain on available
         for sale securities (net of tax of $54)              -            -          -          -       -             -
      Realized gain on available
         for sale securities (net of tax of $14,022)          -            -          -          -       -             -
      Foreign currency translation adjustment                 -            -          -          -       -             -
      Net income for the year                                 -            -          -          -       -        25,079
      Total comprehensive income (loss)                       -            -          -          -       -             -
                                                         -------   ----------   --------  ---------   ------  -----------
Balance as of June 30, 2000                              20,230    $ 206,667          -   $      -    $  -     $ (67,796)

Issuance of Common Shares
      Under employee stock option plans                     462        3,785          -          -       -             -
      Under employee stock purchase plans                   132        2,237          -          -       -             -
Repurchase and cancellation of shares                      (886)      (9,053)         -          -       -       (12,213)
Comprehensive income:
      Realized gain on available
         for sale securities (net of tax of $54)
      Foreign currency translation adjustment                 -            -          -          -       -              -
      Net income for the year                                 -            -          -          -       -        10,796
      Total comprehensive income (loss)                       -            -          -          -       -             -
                                                         -------   ----------   --------  ---------   ------  -----------
Balance as of June 30, 2001                              19,938    $ 203,636          -   $      -    $  -     $ (69,213)

Issuance of Common Shares
      Under employee stock option plans                     419        2,600          -          -       -             -
      Under employee stock purchase plans                   139        4,917          -          -       -             -
Repurchase and cancellation of shares                      (620)      (6,338)         -          -       -        (7,462)
Comprehensive income:
      Foreign currency translation adjustment                 -                       -          -       -             -
      Net income for the year                                 -                       -          -       -        16,671
      Total comprehensive income (loss)                       -                       -          -       -             -
                                                         -------   ----------   --------  ---------   ------  -----------
Balance as of June 30, 2002                              19,876      204,815          -   $      -    $  -     $ (60,004)
                                                         =======   ==========   ========  =========   ======  ===========

                                                         Comprehensive

                                                         Income (loss)        Total
                                                         -------------      ----------
 Balance as of June 30, 1999                                 30,964           232,825

Issuance of Common Shares
      Under employee stock option plans                           -             5,659
      On acquisitions                                             -             1,015
      Conversion of special warrants                              -             1,961
      Under employee stock purchase plans
Repurchase and cancellation of shares                             -           (96,704)
Reallocation of other capital                                     -                 -
Comprehensive income:
      Unrealized gain on available
         for sale securities (net of tax of $54)                130               130
      Realized gain on available
         for sale securities (net of tax of $14,022)        (31,699)          (31,699)
      Foreign currency translation adjustment                  (283)             (283)
      Net income for the year                                     -            25,079
                                                                            ----------
      Total comprehensive income (loss)                           -            (6,773)
                                                         -------------      ----------
Balance as of June 30, 2000                                $   (888)        $ 137,983

Issuance of Common Shares
      Under employee stock option plans                           -             3,785
      Under employee stock purchase plans                         -             2,237
Repurchase and cancellation of shares                             -           (21,266)
Comprehensive income:
      Realized gain on available
         for sale securities (net of tax of $54)               (130)             (130)
      Foreign currency translation adjustment                  (378)             (378)
      Net income for the year                                     -            10,796
                                                                            ----------
      Total comprehensive income (loss)                           -            10,288
                                                         -------------      ----------
Balance as of June 30, 2001                                $ (1,396)        $ 133,027

Issuance of Common Shares
      Under employee stock option plans                           -             2,600
      Under employee stock purchase plans                         -             4,917
Repurchase and cancellation of shares                             -           (13,800)
Comprehensive income:
      Foreign currency translation adjustment                   616               616
      Net income for the year                                     -            16,671
                                                                            ----------
      Total comprehensive income (loss)                           -            17,287
                                                         -------------      ----------
Balance as of June 30, 2002                                $   (780)        $ 144,031
                                                         =============      ==========

          See accompanying notes to consolidated financial statements

                              OPEN TEXT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of US Dollars)

                                                                                     Year ended June 30,
                                                                               2002           2001          2000
                                                                           -----------    ------------  ------------
Cash flows from operating activities:
     Net income for the year                                                 $ 16,671        $ 10,796      $ 25,079
     Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                       12,093          10,638         7,942
           Deferred taxes                                                           -           2,146         7,400
           (Gain) loss on sale of other investments                            (1,012)          2,237       (48,130)
           Other                                                                    -             772          (126)
     Changes in operating assets and liabilities:
           Accounts receivable                                                  4,462              13         5,463
           Prepaid expenses and other assets                                     (439)            459         6,330
           Income tax payable                                                  (1,934)         (8,481)       12,813
           Income taxes recoverable                                              (949)              -             -
           Accounts payable and deferred revenues                                (783)         (3,499)        9,606
           Unrealized foreign exchange (gain) loss                                389          (2,172)            -
           Other                                                                    -          (1,147)            -
                                                                           -----------    ------------  ------------
Net cash provided by operating activities                                      28,498          11,762        26,377

Cash flows from investing activities:
     Acquisitions of capital assets                                            (2,248)         (5,781)       (7,055)
     Purchase of other investments                                               (709)           (938)       (1,775)
     Proceeds from sale of other investments                                    2,702               -         1,762
     Acquisitions of companies                                                      -         (15,621)       (6,611)
     Payments against acquisition accruals                                       (212)              -             -
     Proceeds from available for sale securities                                    -               -        48,322
     Sale of other assets                                                           -               -           790
                                                                           -----------    ------------  ------------
Net cash provided by (used in) investment activities                             (467)        (22,340)       35,433

Cash flow from financing activities:
     Payment of obligations under capital leases                                  (12)            (55)          (79)
     Proceeds from issuance of Common Shares                                    7,517           6,022         9,157
     Repurchase of Common Shares                                              (13,800)        (21,266)      (97,226)
                                                                           -----------    ------------  ------------
Net cash used in financing activities                                          (6,295)        (15,299)      (88,148)

Foreign exchange gain (loss) on cash held in foreign currency                     633            (515)            -

Increase(decrease) in cash and cash equivalents during the year                22,369         (26,392)      (26,338)
Cash and cash equivalents at beginning of the year                             87,526         113,918       140,256
                                                                           -----------    ------------  ------------
Cash and cash equivalents at end of the year                                $ 109,895        $ 87,526     $ 113,918
                                                                           ===========    ============  ============

Supplementary information (note 13)

       See accompanying notes to consolidated financial statements

                              OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data


NOTE 1--NATURE OF OPERATIONS

The Company develops, markets, licenses and supports collaborative knowledge management application software for use on intranets, extranets and the Internet, enabling users to find electronically stored information, work together in creative and collaborative processes, engage in group calendaring and scheduling and distribute or make available to users across networks or the Internet the resulting work product and other information. The Company's products are licensed primarily to Global 2000 customers. The Company's shares trade publicly on the NASDAQ Stock Market - National market ("NASDAQ"), under the symbol OTEX and on the Toronto Stock Exchange, under the symbol OTC.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Capital assets

Capital assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Gains and losses upon asset disposal are taken into income in the year of disposition.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair market value. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company will adopt SFAS 142 beginning in its fiscal year 2003.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS no. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting requirements of ABP No 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company will adopt SFAS 144 beginning in its fiscal year 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

Revenue recognition

a) License revenues

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants ("AICPA") in October 1997 and as amended by SOP 98-9 issued in December 1998.

The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element.

The Company's multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support ("PCS") are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company's significant PCS renewal experience, from its large installed base of over 5 million users worldwide. The Company's multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer's benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is the Company's experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement although an adjustment to reflect consumer price changes are not uncommon.

If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

The Company assesses whether payment terms are customary or extended payment terms in accordance with normal practice relative to the market in which the sale is occurring. The Company's sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. The only time exceptions are made to these standard terms is on certain sales in parts of the world where local practice differs. In these jurisdictions, the Company's customary payment terms are in line with local practice.

b) Service revenues

Service revenues consist of revenues from consulting contracts, customer support agreements, and training and integration services contracts. Contract revenues are derived from contracts to develop applications and to provide consulting services. Contract revenues are recognized under the percentage of completion method, using a

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

methodology that accounts for costs incurred under the contract in relation to the total estimated costs under the contract, after providing for any anticipated losses under the contract. Revenues from training and integration services are recognized in the period in which the services are performed.

c) Customer support revenues

Customer support revenues consist of revenue derived from contracts to provide post contract support to license holders. These revenues are recognized ratably over the term of the contract.

d) Network revenues

Network revenues consist of revenues earned from customers under an application service provider ("ASP") model. Under this model, customers pay a monthly fee that entitles them to use the Company's software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer's contract. With respect to these revenues, the Company's customers pay exclusively for the right to use the software. The Company's customers do not receive the right to take possession of the Company's software. Further, it is not possible for customers to either run the software on their own hardware or for them to contract with another party unrelated to the Company to host the software.

Deferred Revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months.

Research and development costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning at the time when a product's technological feasibility has been established, and ending when a product is available for general release to customers. To date, completing a working model of the Company's products, and general release of such products have substantially coincided. As a result, to date the Company has not capitalized any software development costs since such costs have not been significant.

Income taxes

The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Effects of changes in tax rates are recognized in the period that includes the enactment date. The Company provides a valuation allowance on net deferred tax assets when it is not more likely than not that such assets will be realized.

Concentrations of credit risk

The Company maintains the majority of its cash and cash equivalents in US dollar denominated Canadian federal government securities or short-term, interest-bearing, investment-grade securities and demand accounts of a major Canadian chartered bank or commercial paper.

The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and to date, such losses have been within management's expectations. No single customer accounted for more than 10% of the accounts receivable balance at June 30, 2002 and June 30, 2001.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

Fair value of financial instruments

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable-trade and accrued liabilities and income taxes payable approximate fair value due to their short maturities. Available for sale securities are valued at the trading value of the securities on the balance sheet date.

Foreign currency translation

Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated from their respective functional currencies to US dollars at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Realized foreign exchange gains and losses are included in income or loss in the year in which they occur. Unrealized foreign currency translation gains and losses are included in other comprehensive income or loss in the year in which they occur. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of shareholders' equity.

Employee stock option plans

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and to present the proforma information that is required by SFAS No. 123--"Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period based on the difference, if any, on the grant date between the quoted market price of the company's stock and the amount an employee must pay to acquire the stock.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted earnings per share are computed using the weighted average number of common shares and stock options (using the treasury stock method) outstanding during the period.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data



NOTE 3--CAPITAL ASSETS

                                                                  June 30, 2002
                                                 ------------------------------------------------
                                                                   Accumulated
                                                     Cost         Depreciation          Net
                                                 --------------  ----------------  --------------
Furniture and fixtures                            $      5,478    $        4,223    $      1,255
Office equipment                                         1,077               815             262
Computer hardware                                       27,784            22,885           4,899
Computer software                                        5,579             4,489           1,090
Leasehold improvements                                   2,418             1,523             895
                                                 --------------  ----------------  --------------
                                                  $     42,336    $       33,935    $      8,401
                                                 ==============  ================  ==============

                                                                  June 30, 2001
                                                 ------------------------------------------------
                                                                   Accumulated
                                                     Cost         Depreciation          Net
                                                 --------------  ----------------  --------------
Furniture and fixtures                            $      5,258    $        3,638    $      1,620
Office equipment                                           983               718             265
Computer hardware                                       25,844            19,156           6,688
Computer software                                        5,995             3,723           2,272
Leasehold improvements                                   2,230             1,260             970
                                                 --------------  ----------------  --------------
                                                  $     40,310    $       28,495    $     11,815
                                                 ==============  ================  ==============

NOTE 4--OTHER ASSETS

                                                                        June 30,
                                                               --------------------------
                                                                   2002          2001
                                                               ------------  ------------
Available for sale securities                                   $      134    $    1,086
Purchased software (net of accumulated amortization
  of $3,925; 2001 - $1,680)                                          3,098         4,713
Core technology (net of accumulated amortization
  of $1,726; 2001 - $1,079)                                          2,282         2,929
Other                                                                1,632         1,342
                                                               ------------  ------------
                                                                $    7,146    $   10,070
                                                               ============  ============

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data


NOTE 5--BANK INDEBTEDNESS

The Company has a CDN $10.0 million (USD $6.6 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2002 and 2001. The line of credit bears interest at the lender's prime rate plus 0.5%. The Company has provided all of its assets including an assignment of accounts receivable as collateral for this line of credit. During 2002, 2001, and 2000 borrowings and interest cost on bank indebtedness were insignificant.

NOTE 6--ACCOUNTS PAYABLE - TRADE AND ACCRUED LIABILITIES

                                                          June 30,
                                                  ------------------------
                                                      2002        2001
                                                  ------------------------
Accounts payable - trade                           $    2,288  $    3,266
Accrued trade liabilities                               8,300       6,637
Accrued liabilities related to acquisitions               871       1,425
Accrued salaries and commissions                        7,376       7,087
Other liabilities                                          54         120
                                                  ------------------------
                                                   $   18,889  $   18,535
                                                  ========================

NOTE 7--SHARE CAPITAL

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares are issued.

During fiscal 2002, the Company repurchased for cancellation 620,200 common shares at a cost of $13.8 million, of which $6.3 million has been charged to share capital and $7.5 million has been charged to accumulated deficit.

During fiscal 2001, the Company repurchased for cancellation 886,000 common shares at a cost of $21.3 million, of which $9.1 million has been charged to share capital and $12.2 million has been charged to accumulated deficit.

During fiscal 2000, the Company repurchased for cancellation 4,849,300 common shares at a cost of $96.7 million, of which $49.7 million has been charged to share capital and $47 million has been charged to accumulated deficit.

NOTE 8--OPTION PLANS

1995 "Restated" Flexible Stock Incentive Plan

         In June 1995, the Company adopted the 1995 Flexible Stock Incentive Plan (the "Incentive Plan") for employees, officers, directors and consultants. The plan allowed the grant of options to purchase an aggregate of 782,500 Common Shares at an exercise price of $0.15 per share.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

         Options granted under the Incentive Plan vest over a four or five year period. Under the Incentive Plan, options are exercisable for a period of up to seven years from the grant date. Vested options terminate immediately upon an optionee's termination "for cause" and 90 days after termination for any other reason. Unvested options terminate immediately upon the termination of an optionee's employment or service to the Company.

         During fiscal 1997, additional new options to purchase 3,902,514 Common Shares were granted under the Incentive Plan at exercise prices between $4.25 and $10.25.

         During fiscal 1998, additional new options to purchase 1,568,057 Common Shares were granted under the Incentive Plan at exercise prices between $9.25 and $21.00. The Board of Directors increased the number of Common Shares available under the Incentive Plan to accommodate these grants.

         1995 Replacement Stock Option Plan

         In October 1995, the Company adopted the 1995 Replacement Stock Option Plan (the "Replacement Plan"). The Replacement Plan provides for the granting of options to purchase an aggregate of 548,255 Common Shares to directors, officers, employees and consultants of Odesta who held options under Odesta's stock option plan. Options to purchase 548,255 Common Shares have been issued at an exercise price of $0.0005 per share and vested immediately.

         Under the Replacement Plan, options are exercisable for a period of ten years from the grant date. Replacement Options terminate immediately upon the termination of an optionee's employment or service to the Company "for cause" and 90 days after termination for any other reason.

         1995 Supplementary Stock Option Plan

         In October 1995, the Company adopted the 1995 Supplementary Stock Option Plan. This plan provides for the granting of options to purchase an aggregate of 357,500 Common Shares to eligible former directors and employees of Odesta. Options to purchase 357,500 Common Shares have been issued at an exercise price of $14.00 per share. Options granted under the Supplementary Plan vest over a two-year period. Under the Supplementary Plan, options are exercisable for a period of ten years from the grant date. Vested options terminate 90 days after termination of an optionee's employment or service to the Company for any reason.

         1995 Directors Stock Option Plan

       The Directors Stock Option Plan (the "Directors Plan") provides for the granting of options to purchase an aggregate of 50,000 Common Shares to eligible non-employee directors of the Company. This was subsequently increased by 500,000. In accordance with the Directors Plan, the Plan Administrator determines the non-employee directors of the Company to whom options are granted, the number of Common Shares subject to each option, the exercise price and vesting schedule of each option. At June 30, 2002, 524,000 options had been granted to date and 143,000 had been cancelled to date under the Directors Plan of which 149,500 options in total are outstanding and eligible to purchase Common Shares as follows: 19,000 options at an exercise price of $11.18 vesting over four years from the date of grant; 44,000 options at an exercise price of $12.90 vesting over four years from the date of grant and 86,500 options at an exercise price of $14.81 vesting over four years from the date of grant.

         Option Exchange Program

         On September 10, 1996, the Board of Directors authorized an option exchange program (the "Program") whereby employees who have been granted options to acquire Common Shares of the Company under the 1995 Flexible Stock Incentive Plan (the "Flexible Plan") and the 1995 Supplementary Stock Option Plan (the "Supplementary Plan") were permitted to exchange those options on a one-for-one basis, for an option to acquire Common Shares of the Company with an exercise price of $4.25 (the "Exchange Options"). This was subsequently approved by the shareholders. The Exchange Options vest and become exercisable, as to 10% of the Common Shares subject to option, the later of six months after the date of grant or the date the original option was scheduled

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

to first vest (the "initial vesting date"), as to the next 10% of the Common Shares subject to option, six months after the initial vesting date, and as to the remainder of the Common Shares subject to option, 5% at the end of each quarter following one year after the initial vesting date.

         A total of 510,452 options to acquire Common Shares of the Company from the Flexible and Supplementary plans were eligible for exchange under the Program with an average exercise price of $12.89. A total of 140,830 options under the Flexible Plan with a weighted average exercise price of $10.90 were exchanged for 140,830 Exchange Options and 335,000 options under the Supplementary Plan with an exercise price of $14.00 were exchanged for 335,000 Exchange Options.

         1998  Stock Option Plan

         On June 23, 1998, the Board of Directors adopted the Company's 1998 Stock Option Plan (the "New Option Plan"). Under the New Option Plan, non-transferable options to purchase Common Shares may be granted to employees and directors of, and persons providing services to, the Company and its subsidiaries based on eligibility criteria set forth in the New Option Plan. The exercise price of any option to be granted under the New Option Plan is to be determined by the Board of Directors of the Company but shall not be less than the closing price of the Common Shares on the day immediately preceding the date of grant on the quotation system or stock exchange which had the greatest volume of trading of Common Shares. The maximum number of Common Shares issuable pursuant to the New Option Plan is 2,800,000 and the aggregate number of Common Shares reserved for issuance to any one person pursuant to the options granted under the New Option Plan or any other share compensation arrangement shall not exceed five percent (5%) of the outstanding Common Shares. The number of Common Shares reserved for issuance pursuant to all options granted to insiders under the New Option Plan and other share compensation arrangements shall not exceed fifteen percent (15%) of the outstanding Common Shares. In addition, the issuance to any one insider and such insider's associates, within a one-year period, of Common Shares issued pursuant to all share compensation arrangements may not exceed five percent (5%) of the outstanding Common Shares and the issuance to all insiders, within a one-year period, of Common Shares issued pursuant to all share compensation arrangements may not exceed ten percent (10%) of the outstanding Common Shares.

         The New Option Plan provides that the Company may make loans, the repayment of which shall be secured by the Common Shares purchased with the proceeds of such loans, or provide guarantees for loans to assist option holders to purchase Common Shares upon exercise of options granted pursuant to the New Option Plan or to assist option holders in payment of taxes eligible upon exercise of options granted pursuant to the New Option Plan. The terms of any option granted under the New Option Plan will not be permitted to exceed ten years.

         Under the New Option Plan, the options for directors and senior officers will vest over a period specified by the Board of Directors at the time of grant. If an option holder resigns or ceases to be an employee or director of the Company or ceases to be engaged by the Company other than for cause or breach of duty, options held by such holder may be exercised prior to the 90th day following such occurrence. If an option holder ceases to be an employee or director of the Company or ceases to be engaged by the Company for cause or breach of duty, no options held by such holder may be exercised, and the option holder shall have no rights to any Common Shares in respect of such options following the date of notice of such cessation or termination, except in accordance with a written agreement with the Company.

         The New Option Plan is administered by the Board of Directors, which has the authority, subject to the terms of the New Option Plan, to determine the persons to whom options may be granted, the exercise price and number of shares subject to each option, the time or times at which all or a portion of each option may be exercised and certain other provisions of each option, including vesting provisions.

         With the approval of the New Option Plan on June 23, 1998 by the Board, no further options will be issued under any of the previous option plans.

         During fiscal 2000, additional new options to purchase 561,386 Common Shares were granted under the New Option Plan at an average exercise price of $19.83.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

       During fiscal 2001, additional new options to purchase 184,750 Common Shares were granted under the New Option Plan at an average exercise price of $19.71.

       During fiscal 2002, additional new options to purchase 1,019,750 Common Shares were granted under the New Option Plan at an average exercise price of $23.23.

         Summary of Outstanding Stock Options

         As of June 30, 2002, options to purchase an aggregate of 3,173,405 Common Shares were outstanding under all of the Company's stock option plans out of an allowable pool of options totaling 10,007,424. There were exercisable options outstanding to purchase 2,082,164 shares at an average price of $13.08. At June 30, 2001, exercisable options to purchase 1,806,840 shares had an average price of $11.19. At June 30, 2000, exercisable options to purchase 1,475,324 shares had an average price of $9.54.

     A summary of option activity since June 30, 1999 is set forth below:

                                                            Options Outstanding
                                                     ----------------------------------
                                                                           Weighted
                                                                            Average
                                                               Number    Exercise Price
                                                     -----------------  -----------------
Options outstanding at June 30, 1999                        4,415,046          $ 11.35

      Granted during fiscal 2000                              561,386            19.83
      Cancelled                                              (839,230)           14.55
      Exercised                                              (768,402)            7.36
                                                     -----------------
Options outstanding at June 30, 2000                        3,368,800            12.86

      Granted during fiscal 2001                              184,750            19.71
      Cancelled                                              (210,122)           19.91
      Exercised                                              (462,314)            8.19
                                                     -----------------
Options outstanding at June 30, 2001                        2,881,114            13.54

      Granted during fiscal 2002                            1,019,750            23.23
      Cancelled                                              (308,411)           21.38
      Exercised                                              (419,048)           11.73
                                                     -----------------
Options outstanding at June 30, 2002                        3,173,405          $ 16.15
                                                     =================

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data


The following table summarizes information regarding stock options outstanding at June 30, 2002:

                                                Options Outstanding                         Options Exercisable
                             ----------------------------------------------------   ----------------------------------
                                                      Weighted
                                                       Average         Weighted                           Weighted
         Range of                  Number             Remaining         Average           Number           Average
         Exercise               Outstanding          Contractual       Exercise        Outstanding        Exercise
          Prices              at June 30, 2002          Life             Price       at June 30, 2002       Price
--------------------------   ------------------    --------------    ------------   ------------------  --------------
                                                      (years)
   $   0.15  -   $  6.63             359,481            4.18          $     5.16              359,481     $      5.16
       7.88  -     11.88             652,508            5.11                9.34              649,613            9.34
      12.19  -     18.50             924,235            6.52               14.37              648,931           14.12
      18.56  -     25.50             832,675            8.06               21.69              305,052           21.46
      25.69  -     29.13             234,776            8.87               28.14               41,945           28.68
      30.00  -     40.00             169,730            7.74               31.59               77,142           31.21
                             ------------------    --------------    ------------   ------------------  --------------
   $   0.15  -   $ 40.00           3,173,405            6.61          $    16.15           52,082,164     $     13.08
                             ==================    ==============    ============   ==================  ==============

Employee Stock Purchase Plan

         On March 5, 1998, the shareholders of the Company approved an Employee Stock Purchase Plan ("ESPP") whereby employees of the Company can subscribe to purchase Common Shares through payroll withholdings from the treasury of the Company at 85% of the lessor of: (1) the average of the last five days of the last ESPP period or (2) the average price of the last five days of the current ESPP period. An aggregate 1,000,000 Common Shares have been reserved for purchase under the ESPP, subject to adjustments in the event of stock dividends, stock splits, combinations of shares, or other similar changes in capitalization of the Company. During fiscal 2002, a total of 139,056 Common Shares were issued under the ESPP, during fiscal 2001, a total of 131,732 Common Shares were issued under the ESPP, and during fiscal 2000, a total of 111,057 Common Shares were issued under the ESPP.

Pro Forma Information

   The Company applies the intrinsic value method prescribed in APB No 25, Accounting for Stock Issued to Employees in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans and the employee stock purchase plan have been determined using the fair value approach set forth in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income for the year and net income per share would have been in accordance with the pro forma amounts indicated below:

                                                    Year ended June 30,
                                         -------------------------------------------
                                              2002           2001           2000
                                         -------------  -------------  -------------
                                          (in thousands, except per share amounts)
Net income for the year
     As reported                           $   16,671     $   10,796     $   25,079
     Pro forma                             $    7,663     $    5,801     $   17,663
Net income per share - basic
     As reported                           $     0.83     $     0.54     $     1.12
     Pro forma                             $     0.38     $     0.29     $     0.79
Net income per share - diluted
     As reported                           $     0.78     $     0.50     $     1.03
     Pro forma                             $     0.36     $     0.27     $     0.75

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

     The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

                                                          Year ended June 30,
                                               -------------------------------------------
                                                   2002           2001           2000
                                               ------------   ------------   -------------
Volatility                                              80%            71%            100%
Risk-free interest rate                                  6%             6%              6%
Dividend yield                                           -              -               -
Expected lives (in years)                              5.5            5.5             5.5
Weighted average fair value (in dollars)          $  12.63       $  12.97        $  15.78

NOTE 9--COMMITMENTS

The Company has entered into operating leases for premises and vehicles with minimum annual payments as follows:

2003                                           $       4,712
2004                                                   3,107
2005                                                   2,115
2006                                                   2,030
Thereafter                                             4,942
                                             ----------------
                                               $      16,906
                                             ================


Rent expense amounted to $5.9 million in 2002, $5.1 million in 2001, and $4.2 million in 2000.

NOTE 10--OTHER INCOME (LOSS)

                                                                       Year ended June 30,
                                                              -------------------------------------
                                                                  2002         2001         2000
                                                              -----------  -----------  -----------
Gain (loss) on sale of investments, net of disposal costs      $   1,012    $ (2,971)    $  49,016
Recovery of acquisition accrual                                        -         734             -
                                                              -----------  -----------  -----------
Gain on sale of investments                                        1,012      (2,237)       49,016
Balance of other income (expense)                                    601        (180)          (51)
                                                              -----------  -----------  -----------

Other income (loss)                                            $   1,613    $ (2,417)    $  48,965
                                                              ===========  ===========  ===========

During fiscal 2001 and 2000, the Company sold 8,900 and 876,301 shares, respectively, of its investment in Primedia, representing its entire interest in this investment.

During fiscal 2002, the Company realized a gain of $1.0 million related to the Company's attempted acquisition of Accelio Corporation ("Accelio"), a software company located in Ottawa, Ontario. The gain that the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the Company, and gains realized in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data


NOTE 11--INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income (loss) before income taxes consisted of the following:

                                                                          Year Ended June 30,
                                                             ----------------------------------------------
                                                                  2002            2001            2000
                                                             --------------  --------------  --------------
Domestic income (loss)                                               3,931          (1,297)         46,486
Foreign income (loss)                                               13,029          13,322            (985)
                                                             --------------  --------------  --------------
Income before income taxes                                     $    16,960     $    12,025     $    45,501
                                                             ==============  ==============  ==============

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:

                                                                   Year Ended June 30,
                                                      --------------------------------------------
                                                           2002          2001            2000
                                                      -------------  -------------  --------------
Expected statutory rate                                       40.0%          43.0%           44.5%

Expected provision for income taxes                     $    6,784     $    5,171     $    20,249
Effect of permanent differences                              2,694          1,435               -
Effect of foreign tax rate differences                        (453)        (1,035)            360
Non-taxable portion of capital gain                           (202)             -          (5,050)
Tax incentive for research and development                    (368)             -             (78)
Benefit of losses carried forward and back                       -         (6,300)              -
Future benefit of losses acquired on acquisitions                -         (3,400)
Change in valuation allowance                               (7,850)         4,800           4,604
Other items                                                   (316)           558             337
                                                      -------------  -------------  --------------
                                                        $      289     $    1,229     $    20,422
                                                      =============  =============  ==============

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

The provision (recovery) for income taxes consisted of the following:

                                                                              Year Ended June 30,
                                                                -----------------------------------------------
                                                                     2002            2001             2000
                                                                --------------  --------------   --------------
Domestic:
Current income taxes                                              $       -       $      (600)     $    10,490
Deferred income taxes                                                     -               450            7,000
                                                                --------------  --------------   --------------
                                                                  $       -       $      (150)     $    17,490
                                                                --------------  --------------   --------------
Foreign:
Current income taxes                                              $       289     $      (371)     $       420
Deferred income taxes                                                     -             1,750            2,512
                                                                --------------  --------------   --------------
                                                                  $       289     $     1,379      $     2,932
                                                                --------------  --------------   --------------

Provision for income taxes                                        $       289     $     1,229      $    20,422
                                                                ==============  ==============   ==============

The Company has approximately $15.1 million of foreign non-capital loss carry forwards of which $7.9 million have no expiry date. Additionally, $2.8 million of these losses are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of these losses expire between 2004 and 2011. The Company also has $1.9 million of foreign capital loss carryforwards that have no expiry date.

The primary temporary differences which gave rise to deferred taxes at June 30, 2002 and 2001 are:

                                                                            Year Ended June 30,
                                                                    -------------------------------------
                                                                          2002                 2001
                                                                    ---------------       ---------------
Deferred tax assets
Non-capital loss carryforwards                                        $      5,447          $     12,600
Capital loss carryforwards                                                     770                     -
Employee stock options                                                         113                   900
Scientific research and development tax credits                                600                 1,500
Depreciation and amortization                                                2,410                 1,900
Share issue costs                                                               50                   200
                                                                    ---------------       ---------------
Total deferred tax asset                                                     9,390                17,100
Less, valuation allowance                                                   (9,250)              (17,100)
                                                                    ---------------       ---------------
                                                                               140                   -
                                                                    ---------------       ---------------
Deferred tax liabilities
Scientific research and development tax credits                                140                   -
                                                                    ---------------       ---------------

                                                                    ---------------       ---------------
Net deferred tax asset                                                $        -            $        -
                                                                    ===============       ===============

The Company believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

NOTE 13--SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

     The Company has two reportable segments: North America, and Europe. The Company evaluates operating segment performance based on total revenues and operating costs of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated.

     Information about reported segments is as follows:

                                           North
                                          America        Europe         Other           Total
                                       --------------  ------------  ------------  ---------------
     2002
     ----

Total Revenues                           $    91,176     $  55,874     $   5,427     $    152,477
Operating costs                               69,321        52,186         5,367          126,874
                                       --------------  ------------  ------------  ---------------
Contribution margin                      $    21,855     $   3,688     $      60     $     25,603
                                       ==============  ============  ============  ===============

Segment assets                           $    52,577     $  31,428     $   2,235     $     86,240
                                       ==============  ============  ============  ===============

     2001
     ----

Total Revenues                           $    86,471     $  54,778     $   6,450     $    147,699
Operating costs                               73,483        50,127         3,684          127,294
                                       --------------  ------------  ------------  ---------------
Contribution margin                      $    12,988     $   4,651     $   2,766     $     20,405
                                       ==============  ============  ============  ===============

Segment assets                           $    63,276     $  30,244     $   1,787     $     95,307
                                       ==============  ============  ============  ===============

     2000
     ----

Total Revenues                           $    68,351     $  40,531     $   4,063     $    112,945
Operating costs                               65,000        46,680         3,233          114,913
                                       --------------  ------------  ------------  ---------------
Contribution margin                      $     5,860     $  (6,149)    $     830     $     (1,968)
                                       ==============  ============  ============  ===============

Segment assets                           $    50,690     $  28,841     $     713     $     80,244
                                       ==============  ============  ============  ===============

     Included in the above operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. For the year ended June 30, 2002, 2001 and 2000, the "Other" category consists of geographic regions other than North America and Europe.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 2002, 2001, and 2000 is as follows:

                                                             Year Ended June 30,
                                                       2002        2001         2000
                                                  -----------  -----------  ----------
Total contribution margin from operating
    segments above                                   $ 25,603     $ 20,405    $ (1,968)
Amortization and depreciation                         (12,093)     (10,638)     (7,548)
                                                  -----------  -----------  ----------
 Total operating income (loss)                         13,510        9,767      (9,516)
Interest, other income (loss) and income taxes          3,161        1,029      34,595
                                                  -----------  -----------  ----------
Net income for the year                              $ 16,671     $ 10,796    $ 25,079
                                                  ===========  ===========  ==========

                                                  As of June 30,
                                                2002           2001
                                           ------------   ------------

Segment assets                                 $ 86,240       $ 95,307
Investments                                         134          1,086
Cash and cash equivalents                       100,473         78,609
                                           ------------   ------------
Total corporate assets                        $ 186,847       $175,002
                                           ============   ============

     Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development and restructuring costs. Goodwill and intangibles have been assigned in segment assets based on the location of the acquired business operations to which they relate.

     The distribution of net revenues determined by location of customer, and identifiable assets, greater than 10%, by geographic areas for the years ended June 30, 2002, 2001 and 2000 are as follows:

                                             Year Ended June 30,
                                    2002           2001            2000
                                ------------   -------------   ------------

Total  revenues:
    Canada                          $ 12,167        $ 11,594       $ 10,717
    United States                     79,009          78,712         58,331
    United Kingdom                    19,915          19,905         15,746
    Other                             41,386          37,488         28,151
                                ------------   -------------   ------------
Total revenues                     $ 152,477       $ 147,699      $ 112,945
                                ============   =============   ============

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data

                                As of June 30,
                              2002         2001
                          -----------  -----------
Segment assets:
    Canada                    $16,472     $ 17,211
    United States              36,105       46,065
    United Kingdom              9,556       10,266
    Other                      24,107       21,765
                          -----------  -----------
Total segment assets          $86,240     $ 95,307
                          ===========  ===========


NOTE 13--SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                 Year Ended June 30,
                                                             2002        2001        2000
                                                          ----------  ----------  ----------
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest             $    19    $     56    $     97

       Cash paid during the period for taxes                    495       7,626         306

Supplemental schedule of non cash investing and
     financing activities:
       Conversion of special warrants to Common Shares            -           -      97,420

NOTE 14--ACQUISITIONS

     Fiscal 2001

     Bluebird Systems

     In October 2000, Open Text acquired all of the issued and outstanding share capital of Bluebird Systems ("Bluebird"), of Carlsbad, California. Consideration for this acquisition is comprised of (1) cash of $8 million paid on closing; and
(2) additional cash consideration to be earned over the eight subsequent three-month periods following the closing, contingent upon Bluebird meeting certain revenue and net income targets.

The Company allocated the total purchase price to the assets and liabilities acquired as follows:

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data



Tangible net liabilities                            $  (114)
Current software products                             2,346
Core technology                                       1,156
Goodwill                                              4,612
                                            ---------------
                                                    $ 8,000
                                            ===============

Included in tangible net liabilities is an amount of $646 representing direct acquisition costs, involuntary terminations, and office closure costs. The liabilities included $504 of direct acquisition costs, $75 for involuntary terminations, and $67 for office closures. An acquisition accrual of $188 remains on the balance sheet at June 30, 2002, which relates to certain direct acquisition costs. It is the Company's expectation that this accrual will be substantially utilized in the coming fiscal year.

The acquired software technology was valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return. Software technology was divided into two categories:

current software products
core technology

Current software products include products currently in the marketplace as of the acquisition date. The fair market value of the purchased current software products was determined to be $2.3 million. This amount was recorded as an asset and is being amortized on a straight-line basis over four years. The fair market value of core technology was determined to be $1.2 million. This amount was recorded as an asset and is being amortized on a straight-line basis over seven years.

The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $4.6 million which is being amortized on a straight-line basis over ten years. Any additional consideration earned by the former shareholders of Bluebird will be accounted for as part of the purchase price, and consequently will be recorded as additional goodwill. As of June 30, 2002, no additional consideration has been earned under the stock purchase agreement.

     LeadingSide

     In November 2000, Open Text acquired the product business of LeadingSide Inc. ("LeadingSide") of Cambridge, Massachusetts, for cash consideration of $3 million. LeadingSide is an e-business solution provider that designs, develops and deploys knowledge driven solutions to Global 2000 companies.

The Company allocated the total purchase price to the assets acquired as follows:

Tangible net liabilities                                     $(1,869)
Current software products                                      2,654
Goodwill                                                       2,215
                                                         -----------
                                                             $ 3,000
                                                         ===========


Included in tangible net liabilities is an amount of $1.8 million representing direct acquisition costs, office closure costs, and certain contingencies. The liabilities included $543 of direct acquisition costs, $80 for office closures, and $1.2 million for potential legal disputes. An acquisition accrual of $334 remains on the balance sheet at June 30, 2002, which relates to potential legal disputes that the Company expects will be substantially utilized in the coming fiscal year.

                              OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

The acquired software products were valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return.

Current software products include products currently in the marketplace as of the acquisition date. The fair market value of the purchased current software products was determined to be $2.7 million. This amount was recorded as an asset and is being amortized on a straight-line basis over four years. The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $2.2 million which is being amortized on a straight-line basis over seven years.

     Open Image

     In November 2000, Open Text acquired all of the outstanding shares of Open Image Systems Inc. ("Open Image") of Toronto, Ontario for cash consideration of $2.1 million.

The Company allocated the total purchase price to the net assets acquired as follows:

Tangible net liabilities                                       $  (239)
Current products                                                   302
Goodwill                                                         1,992
                                                           -----------
                                                               $ 2,055
                                                           ===========

Included in tangible net liabilities is an amount of $204 representing direct acquisition costs, office closure costs, and certain contingencies. The liabilities included $68 of direct acquisition costs, $38 for office closures, and $98 for potential legal disputes. An acquisition accrual of $96 remains on the balance sheet at June 30, 2002, relating to a potential legal dispute. It is the Company's expectation that this accrual will be substantially utilized in the coming fiscal year.

The acquired software products were valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return.

Current software products include products currently in the marketplace as of the acquisition date. The fair market value of the purchased current software products was determined to be $302. This amount was recorded as an asset and is being amortized on a straight-line basis over four years. The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $2 million which is being amortized on a straight-line basis over five years.

     Base 4

     In January 2001, Open Text acquired all of the outstanding shares of Base 4 Inc. ("Base 4") of Toronto, Ontario for cash consideration of $529. Base 4's PharMatrix product is designed to facilitate the capture, storage and dissemination of knowledge generated during the complete project lifecycle of the pharmaceutical discovery process.

The Company allocated the total purchase price to the net assets acquired as follows:

Tangible net liabilities                                       $  (701)
Goodwill                                                         1,240
                                                           -----------
                                                               $   539
                                                           ===========

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data

Included in tangible net liabilities is an amount of $335 representing direct acquisition costs, office closure costs, involuntary termination costs and acquired commitments. The liabilities included $70 of direct acquisition costs, $75 for office closures, $100 for involuntary terminations and $90 for certain contingencies.

The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $1.2 million which is being amortized on a straight-line basis over five years.

Fiscal 2000

     PS Software

     In August 1999, Open Text acquired all the outstanding shares of PS Software Solutions Ltd. ") for approximately $2.0 million in cash paid at closing and 40,000 shares, valued at $1.0 million.

The Company allocated the total purchase price to the assets acquired as follows:

Goodwill                                                   $  3,201
Tangible net liabilities                                       (201)
                                                          ---------
                                                           $  3,000
                                                          =========

Included in tangible net liabilities is an amount of $655,000 for direct acquisition costs, involuntary terminations, costs to exit certain activities and certain contingencies. The liabilities included $215,000 for direct acquisition costs, $100,000 for involuntary terminations of management and certain development, sales and administrative staff, $340,000 for lease terminations and office closures. During fiscal 2000, the Company subleased the vacated premises of PS Software for a portion of the outstanding lease term; consequently, there is an adjustment to goodwill of $76,000. Management assessed the reasonability of direct acquisition and involuntary terminations and adjusted goodwill by $39,000 and $35,000 respectively. As at June 30, 2002, no balance remains with respect to PS Software's acquisition costs.

The excess of the purchase price over the fair value of acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $3.2 million which is being amortized on a straight-line basis over ten years.

     Microstar

     In September 1999, 3557855 Canada Inc., a wholly owned subsidiary of Open Text Corporation acquired 92.87% of Microstar Software Ltd.'s issued and outstanding share capital for approximately $4.6 million in cash paid at closing.

The Company allocated the total purchase price to the assets acquired as follows:

Goodwill                                                   $  4,763
Tangible net liabilities                                       (159)
                                                          ---------
                                                           $  4,604
                                                          =========

Included in tangible net liabilities is an amount of $882,000 for direct acquisition costs, involuntary terminations, costs to exit certain activities and certain contingencies. The liabilities included $854,000 for direct acquisition costs, $16,000 for involuntary terminations of management and certain development, sales and administrative staff,

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data

and $12,000 for office closures. As at June 30, 2002, $78 remains accrued relating to direct acquisition costs that the Company expects will be substantively utilized in the coming fiscal year.

The excess of the purchase price over the fair value of acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $4.8 million that is being amortized on a straight-line basis over ten years.

NOTE 15--NET INCOME PER SHARE

                                                                        Year Ended June 30,
                                                            ----------------------------------------
                                                               2002         2001            2000
                                                            ----------   -----------    ------------
                                                               (in thousands, except per share data)
Basic income per share

Net income                                                  $   16,671   $    10,796    $     25,079
                                                            ==========   ===========    ============

Weighted average number of shares outstanding                   19,979        20,032          21,791

Weighted average of special warrants                                 -             -             557
                                                            ----------   -----------    ------------

Adjusted weighted average number of shares outstanding          19,979        20,032          22,348
                                                            ==========   ===========    ============

Basic income per share                                      $     0.83   $      0.54    $       1.12
                                                            ==========   ===========    ============

Diluted income per share

Net income                                                  $   16,671   $    10,796    $     25,079
                                                            ==========   ===========    ============

Weighted average number of shares outstanding                   19,979        20,032          22,348

Dilutive effect of stock options *                               1,260         1,434           2,073
                                                            ----------   -----------    ------------

Adjusted weighted average number of shares outstanding          21,239        21,466          24,421
                                                            ==========   ===========    ============

Diluted income per share                                    $     0.78   $      0.50    $       1.03
                                                            ==========   ===========    ============

* anti-dilutive options of 423,283 have been excluded (fiscal 2001 - 322,529; fiscal 2000 - 382,570)

NOTE 16--RESTRUCTURING COSTS

     During the year ended June 30, 2000, the Company recorded a restructuring charge of $1.8 million. The restructuring charge resulted from the closure of the Company's Toronto, Ontario office and the London, UK office. In addition, 45 employees were terminated: 31 in North America and 14 in Europe. At June 30, 2000 severance amounts relating to two employees remained outstanding. These amounts were paid as salary continuance in the first and second quarters of fiscal 2001.

                             OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
              Tabular amounts in thousands, except per share data

                                                             Severance &    Facilities
                                                            Related Costs    Closure         Total
                                                            -------------   ----------    ----------
Charge during the year ended June 30, 2000                         1,603          171         1,774
Paid during fiscal 2000                                           (1,382)        (171)       (1,553)
                                                            -------------   ----------    ----------
Balance of the accrual as at June 30, 2000                           221            -           221
Paid during fiscal 2001                                             (221)           -          (221)
                                                            -------------   ----------    ----------
Balance of the accrual as at June 30, 2001                  $          -    $       -     $       -
                                                            =============   ==========    ==========

 NOTE 17--RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.

     The Company will adopt the provisions of SFAS No. 141 as of July 1, 2002, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period of 2002. The Company is currently evaluating whether an impairment exists under the provisions of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 on July 1, 2002. The Company does not expect that the provisions of SFAS No. 143 will have a material impact on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 on July 1, 2002. The Company does not expect that the provisions of SFAS No. 143 will have a material impact on its financial condition or results of operations.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-

                              OPEN TEXT CORPORATION
                   Notes to Consolidated Financial Statements
               Tabular amounts in thousands, except per share data

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction", are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second quarter of 2002, and does not expect that its provisions will have a material impact on its financial condition or results of operations.

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                             PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth certain information as to the directors and executive officers of the Company as of June 30, 2002.

Name                             Age        Position with Company                  Principal Occupation
----                             ---        ---------------------                  --------------------
P. Thomas Jenkins                42         Director and Chief Executive Officer   Chief Executive Officer of the Company
     Waterloo, Ontario,
     Canada

John Shackleton                  55         President and Director                 President of the Company
     Burr Ridge, IL, USA

Richard C. Black/(1)/(2)/        33         Director                               Managing Partner, RBC Capital Partners
     Toronto, Ontario,
     Canada

Randy Fowlie/(2)/                42         Director                               Chief Operating Officer and Chief
     Waterloo, Ontario,                                                            Financial Officer, Inscriber Technology
     Canada                                                                        Corporation (a computer software company)

Ken Olisa/(1)/                   50         Director                               Managing Director, Interregnum Venture
     Surrey, UK                                                                    Marketing Limited (an Information
                                                                                   Technology venture marketing company)

Stephen J. Sadler/(2)/           51         Director                               Chairman and CEO, Enghouse Systems
     Aurora, Ontario, Canada                                                       Limited (a software engineering company)

Michael Slaunwhite/(1)(2)(3)/    41         Director                               Chairman and CEO, Halogen Software Inc.
     Gloucester, Ontario,                                                          (a services and software company)
     Canada

Paul J. Stoyan/(3)/              43         Director                               Partner, Gardiner Roberts (a law firm)
     Toronto, Ontario, Canada

Alan Hoverd                      54         Chief Financial Officer                Chief Financial Officer of the Company
     Toronto, Ontario,
     Canada

Anik Ganguly                     43         Executive Vice President, Product      Executive Vice President, Product
     Northville,  Michigan,                 Management                             Management of the Company
     USA

Bill Forquer                     44         Senior Vice President, Business        Senior Vice President, Business
      Dublin, Ohio                          Development                            Development of the Company
      USA

Michael Farrell                  48         Executive Vice President, Worldwide    Executive Vice President, Worldwide Sales
      Santa Rosa, California                Sales                                  of the Company
      USA

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3)   Member of the  Corporate  Governance  Committee.

P. Thomas Jenkins has served as a director of the Company since December 1994 and as Chief Executive Officer of the Company from July 1997. From March 1995 to July 1997, he served as the President of the Company. From January 1995 until March 1995, he served as the acting President of the Company. From July 1994 to June 1996, Mr. Jenkins also served as the Chief Operating Officer of the Company. From August 1993 until June 1994, he served as the Senior Vice President, Sales and Marketing, of DALSA, Inc., an electronic imaging manufacturer. ("DALSA"). From December 1989 until August 1993, Mr. Jenkins served as the Vice President/General Manager of DALSA.

John Shackleton has served as director of the Company since January 1999 and as the President of the Company since November 1998. From July 1996 to 1998. Mr. Shackleton served as President of the Platinum Solution division for Platinum Technology Inc. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase, Inc., as Vice President of Worldwide Consulting at ViewStar Corp., a document management imaging company, and he directed several consulting practices for Oracle Systems Corp.

Richard C. Black has served as a director of the Company since December 1993. From 1993 to the present, Mr. Black has served as a Vice President of Helix Investments (Canada) Inc., a venture capital company. Mr. Black also serves as a director of LogicVision Inc. and numerous private companies. From March 2001 to the present Mr. Black has been a Managing Partner of RBC Capital Partners, a private equity firm.

Randy Fowlie has served as a director of the Company since March 1998. From June 1999 to present, Mr. Fowlie has held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation. From February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer of Inscriber Technology, a computer software company. Prior to that, Mr. Fowlie worked with KPMG Chartered Accountants since 1984 and was a tax partner since 1995 and the head of the firm's Information, Communication and Entertainment practice in the Kitchener/Waterloo, Cambridge and Guelph offices. Mr. Fowlie is currently a member of the board of CTT Communitech Technology Association and is a member of the Canadian Tax Foundation.

Ken Olisa has served as a director of the Company since January 1998. Mr. Olisa has been Chairman & CEO of Interregnum Plc., an information technology advisory and investment company since 1992. From 1981 to 1992, Mr. Olisa held various positions with Wang Laboratories Inc., lastly that of Senior Vice President and General Manager, Europe, Africa and Middle East. Mr. Olisa is a director of several privately held information technology companies and serves as a Commissioner for the UK Postal Services Commission.

Stephen J. Sadler has served as a director of the Company since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a software engineering company that develops GIS (Geographic Information Systems). Mr. Sadler was previously the Executive Vice President and Chief Financial Officer of GEAC from 1987 to 1990, was President and Chief Executive Officer of GEAC from 1990 to 1996, was Vice Chairman of GEAC from 1996 to 1998, and was a Senior Advisor to GEAC on acquisitions until May 1999. Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently Mr. Sadler is Chairman of Helix Investments, a position he has held since early 1998. Mr. Sadler is also currently a director of Enghouse Systems Limited and Cyberplex Inc., as well as being a director of several private companies in the high tech industry.

Michael Slaunwhite has served as a director of the Company since March 1998. Mr. Slaunwhite has served as CEO and Chairman of Halogen Software Inc., a leading vendor of products and services to the groupware marketplace, from 2000 to present, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies assisting them with strategic and financing plans. Mr. Slaunwhite was Chief Financial Officer of Corel Corporation from 1988 to 1993.

Paul J. Stoyan has served as a director of the Company since January 1998. Mr. Stoyan has been a partner in the law firm of Gardiner Roberts since 1993 specializing in the areas of corporate/commercial and finance law with an emphasis on mergers and acquisitions. Mr. Stoyan has acted as legal counsel to a number of large and medium-sized corporations in Canada and abroad and has also worked extensively with various venture capitalists and start-up companies.

Alan Hoverd was appointed Chief Financial Officer of Open Text Corporation in April 2000. He joined the Company as the Vice President of Finance in July 1999. Mr. Hoverd has over twenty-three years of high tech experience, including five years as Vice President of Finance, Chief Financial Officer and a Director of Digital Equipment of Canada. He was also Manager of Business Planning for ten years at Digital Equipment of Canada. Mr. Hoverd has held several financial positions with IBM Canada, including Manager of Finance for the Storage and Peripherals division, and five years as Controller of Gulf Minerals of Canada.

Anik Ganguly was appointed Executive Vice President, Product Management in September 1999. He has been with Open Text since December of 1997, when the Company acquired Campbell Services Inc. where Mr. Ganguly was President and CEO. From 1991 to 1997, he has been involved in Enterprise Software development and, in particular, the application of Internet standards to facilitate collaboration and communication across corporate boundaries. Mr. Ganguly has chaired an Internet Engineering Task Force working group and continues to be a strong proponent of open standards. Mr. Ganguly has a Bachelor of Engineering degree in Mechanical Engineering and received his MBA from the University of Wisconsin, Madison.

Bill Forquer was appointed Senior Vice President, Business Development in 2001. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions, Inc. (IDI) where Mr. Forquer was President. Prior to be named President of IDI in 1996, Mr. Forquer held other executive management positions at IDI. Mr. Forquer began his career in 1981 at Battelle Laboratories developing software that subsequently was spun-off into IDI. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Michael Farrell has been with Open Text since 1992 and has served as Executive VP, Worldwide Sales since January 2000. Previously, he served as Executive Vice President, Global Business Development, based in the San Francisco, California office, since October of 1994. After a number of years in software consulting, marketing and sales, he founded Interleaf's Canadian-based operation in 1985, using Canadian Venture Capital funding. As President of Interleaf Canada, Mr. Farrell expanded the operation to four offices and fifty-five employees. Mr. Farrell graduated with an honors degree in Computer Science in 1976.

Item 11.  Executive Compensation

                             EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the compensation earned in the Company's last three fiscal years by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"):

===============================================================================================================
                              Annual Compensation                         Long Term
                                                                       Compensation/(2)/
---------------------------------------------------------------------------------------------------------------
                                                                            Awards
                                                                       --------------------
                                                    Other Annual         Securities Under          All Other
Name and Principal            Salary    Bonus    Compensation/(1)/     Options/SARs Granted       Compensation
     Position         Year     ($)       ($)           ($)                     (#)                     ($)
---------------------------------------------------------------------------------------------------------------
P. Thomas Jenkins     2002   288,093   287,969        8,892                  150,000                    -
Chief Executive       2001   229,385   197,462       14,752                     -                       -
Officer               2000   195,602    98,731       19,558                     -                       -
---------------------------------------------------------------------------------------------------------------
John Shackleton       2002   330,000    88,224       16,229                     -                       -
President             2001   315,000   128,892       13,219                     -                       -
                      2000   313,125   116,800        3,638                     -                       -
---------------------------------------------------------------------------------------------------------------
Bill  Forquer         2002   250,000    52,400        6,225                     -                       -
Senior Vice           2001   195,809    32,985       10,016                     -                       -
President, Business   2000   169,282    64,220        7,171                     -                       -
Development
---------------------------------------------------------------------------------------------------------------
Michael Farrell       2002   200,000    86,480          281                     -                       -
Executive Vice        2001   187,500    60,680          255                     -                       -
President, World-     2000   162,500    88,467        1,310                  50,000                     -
wide Sales
---------------------------------------------------------------------------------------------------------------
Anik Ganguly          2002   180,000    87,350          151                   10,000                    -
Executive Vice        2001   170,000    54,550          142                     -                       -
President,            2000   157,040    13,658        1,021                     -                       -
Product Management
===============================================================================================================

Notes:
------------

(1) The amounts in "Other Annual Compensation" include pension and health benefits, car allowances and club memberships paid by the Company.
(2) The Company has not granted restricted shares or stock appreciation rights to Named Executive Officers and has no long term incentive plan.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth the options granted to the Named Executive Officers in the fiscal year ended June 30, 2002. The exercise price per share of each option was equal to the fair market value of the Common Stock on the grant date as determined by the Board of Directors of the Company, and the options become exercisable at the rate of 25% of the total option grant at the end of each of 4 annual periods from the date the options begin to vest. The Company did not grant any stock appreciation rights during fiscal 2002. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Shares over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Shares and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the Named Officers.

===========================================================================================================
                                                                                Potential realizable value
                               Individual Grants                                at assumed annual rates of
                                                                                stock price appreciation
                                                                                    for option term
-----------------------------------------------------------------------------------------------------------
         Name         Number of      Percent of   Exercise  Expiration date        5%        10%
                      securities        total      price                          ($)        ($)
                      underlying    options/SARs   ($/sh)
                     options/SARs    granted to
                      granted (#)   employees in
                                     fiscal year
-----------------------------------------------------------------------------------------------------------
P. Thomas Jenkins      150,000         14.71%      $28.20     April 22, 2013    2,660,224     6,741,531
-----------------------------------------------------------------------------------------------------------
Anik Ganguly            10,000          0.98%      $22.17   December 3, 2012      139,426       353,333
-----------------------------------------------------------------------------------------------------------
John Shackleton              -             -            -                  -            -             -
-----------------------------------------------------------------------------------------------------------
Bill Forquer                 -             -            -                  -            -             -
-----------------------------------------------------------------------------------------------------------
Michael Farrell              -             -            -                  -            -             -
===========================================================================================================

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth options exercised and the values of outstanding options for Common Shares held by each of the Named Executive Officers:

=====================================================================================================================
Name                   Shares       Aggregate        Number of Common Shares        Value of unexercised in-the-money
                     Acquired on      Value       underlying outstanding Options      Options at June 30, 2002/(1)/
                       Exercise     Received            at June 30, 2002                            ($)
                                                 --------------------------------------------------------------------
                         (#)          ($)         Exercisable      Unexercisable    Exercisable         Unexercisable
---------------------------------------------------------------------------------------------------------------------
P. Thomas Jenkins          -           -            159,000          153,000         1,782,990              13,830
---------------------------------------------------------------------------------------------------------------------
John Shackleton            -           -            300,000          100,000         1,758,000             586,000
---------------------------------------------------------------------------------------------------------------------
Bill Forquer               -           -             21,250           13,750           122,563              59,088
---------------------------------------------------------------------------------------------------------------------
Michael Farrell            -           -             51,625           26,875           385,689              27,750
---------------------------------------------------------------------------------------------------------------------
Anik Ganguly               -           -             32,500           12,500           244,938                   0
=====================================================================================================================

Note:
------------------

/(1)/  Based on the closing price of the Company's Common Shares on the NASDAQ
             National Market on June 28, 2002.

Executive Officer Employment Agreements

     The following is a brief description of the employment agreements entered into between the Company or its subsidiaries and each of the Named Executive Officers.

     Effective January 1, 1999, the Company entered into a new employment agreement with P. Thomas Jenkins. The agreement provides for an annual base salary and for an annual performance bonus based upon goals established by the Compensation Committee from time to time. The agreement expires on June 30, 2003 unless extended by mutual agreement of the parties. The employment agreement provides that, upon termination without "just cause", the Company will pay Mr. Jenkins a lump-sum payment equivalent to the lesser of 12 months base salary or the base salary for the remaining balance of the term; and Mr. Jenkins will be entitled to receive all other benefits to which he would have been entitled for the following six months. If Mr. Jenkins is terminated as a result of a change in control of the Company, the Company will pay Mr. Jenkins a lump-sum amount of C$750,000.

     Effective November 1998, the Company entered into an employment agreement with John Shackleton, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without "just cause", the Company will pay Mr. Shackleton, semi-monthly, an amount equivalent to 6 months base salary plus incentive payments calculated on a prorated basis up to the date of the termination.

     Effective March 7, 2000, the Company entered into an employment agreement with Mike Farrell, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement does not require the Company to pay a penalty for terminating the agreement without "just cause".

     Effective December 1997, the Company entered into an employment agreement with Anik Ganguly, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without "just cause," the Company will make semi-annual payments equivalent to 6 months base salary to Mr. Ganguly.

     Effective May 2001, the Company entered into an employment agreement with Bill Forquer, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time.

     Effective June 1999, the Company entered into an employment agreement with Alan Hoverd, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without "gross misconduct or cause", the Company will provide severance equal to 3 months base salary to Mr. Hoverd.

     The Company has also entered into separate Employee Confidentiality and Non-Solicitation Agreements with each of the Named Executive Officers. Under these agreements, each of the Named Executive Officers has agreed to keep in confidence all proprietary information of the Company during his employment with the Company and for a period of three years following the termination of his or her employment with the Company.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, the Compensation Committee was comprised of Messrs. Black, Olisa and Slaunwhite. None of the current members of the Compensation Committee have been or are an officer or employee of the Company, however, Ken Olisa provides consulting services to the Company through Interregnum Plc.

Director Compensation

     Directors who are salaried officers or employees of the Company receive no compensation for serving as directors. Non-employee directors of the Company receive an annual retainer fee of $10,000 and an additional $1,250 fee for each meeting attended, including committee meetings. Each committee chairman receives an annual retainer of $5,000. The Company reimburses all directors for expenses incurred by them in their capacity as directors. Certain members of the Company's Board of Directors also act as consultants to the Company, for which they are paid a fee not to exceed $2,000 per day with a limit of 25 days of consulting per annum, resulting in a maximum of $50,000 per person for such fees, except as may otherwise be approved by the Board.

 Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of June 30, 2002 regarding Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised by the following persons or companies:
(i) each person or company known by the Company to be the beneficial owner of, or to exercise control or direction over, more than 5% of the outstanding Common Shares, (ii) each director and proposed director of the Company, (iii) each Named Executive Officer (as defined under "Executive Compensation and Other Transactions" below) of the Company, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on the information furnished by such owners, have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable. As of June 30, 2002, there were 19,875,872 Common Shares outstanding.

                                                     Number of Shares             Percent of Total
                                                   Beneficially Owned,          Beneficially Owned,
Name and Address of Beneficial Owner              Controlled or Directed       Controlled or Directed
------------------------------------              ----------------------       ----------------------
Helix Investments (Canada) Inc.                         2,097,271                       9.54%
    20 Great George Street
    Charlottetown, PE  C1A 7L1
P. Thomas Jenkins (1)                                     672,550                       3.27%
Stephen J. Sadler (2)                                     419,000                       2.06%
John Shackleton (3)                                       301,693                       1.50%
Michael Farrell (4)                                       258,625                          *
Ken Olisa (5)                                              62,000                          *
Michael Slaunwhite (6)                                     50,000                          *
Randy Fowlie (7)                                           42,500                          *
Anik Ganguly (8)                                           34,899                          *
Bill Forquer (9)                                           22,176                          *
Paul J Stoyan (10)                                          8,500                          *
Richard C. Black (11)                                       6,000                          *
All executive officers and directors as a               1,946,693                       8.92%
group (12  Persons) (12)

* Less than 1%

(1) Includes 510,550 Common Shares owned and options for 159,000 Common Shares which are vested and options for 3,000 Common Shares which will vest within 60 days of June 30, 2002.
(2) Includes 25,000 Common Shares owned and options for 394,000 Common Shares which are vested.
(3) Includes options for 300,000 Common Shares which are vested and 1,693 Common Shares owned.
(4) Includes 207,000 Common Shares owned and options for 51,625 Common Shares which are vested.
(5) Includes 33,000 Common Shares owned and options for 29,000 Common Shares which are vested.
(6) Includes 3,000 Common Shares owned and options for 47,000 Common Shares which are vested.
(7)  Includes options for 42,500 Common Shares which are vested.
(8) Includes options for 32,500 Common Shares which are vested and 2,399 Common Shares owned.
(9) Includes options for 21,250 Common Shares which are vested and 926 Common Shares owned.
(10) Includes 500 Common Shares owned and options for 8,000 Common Shares which are vested.

(11) Includes options for 6,000 Common Shares which are vested.
(12) See notes (1)-(11).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to the Company's various stock options plans as of June 30, 2002:

================================================================================================================
                                    Number of securities to       Weighted average         Number of securities
          Plan Category             be issued upon exercise       exercise price of       remaining available for
                                    of outstanding options,     outstanding options,             issuance
                                     warrants, and rights       warrants, and rights
----------------------------------------------------------------------------------------------------------------
Equity compensation plans                  3,173,405                   $16.15                     477,385
approved by security holders
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                       -                        -                           -
-----------------------------------------------------------------------------------------------------------------
Total                                      3,173,405                   $16.15                     477,385
=================================================================================================================

Item 13.  Certain Relationships and Related Transactions

     A consulting arrangement dated July 7, 1997 has been entered into by the Company withStephen J. Sadler under which Mr. Sadler provides consulting services to the Company in addition to serving as a director of the Company. Mr. Sadler was granted options to purchase 300,000 Common Shares all of which have vested. An additional grant of options to purchase 100,000 Common Shares was made to Mr. Sadler on September 21, 1999 for his consulting services, which options vest over four years from the date of grant. Mr. Sadler earns $2,000 per day for consulting services and additional fees based on completion of specific transactions as follows: (1) 1% of the first $10 million of an acquired company's revenue in the 12 months prior to acquisition by the Company and 0.5% of the acquired company's revenue which exceeds $10 million in the 12 months prior to the acquisition by the Company; and (2) 2.5% of the sale price of any of the Company's operations sold.

     Mr. Olisa provides consulting services to the Company through Interregnum Plc., an information technology advisory and investment company, in addition to serving as a director of the Company. Mr. Olisa was granted options to purchase 36,000 Common Shares on September 21, 1999 for consulting services, which options vest over four years from the date of grant.

     One of the directors, Mr. Paul Stoyan, is a partner of the law firm, Gardiner Roberts LLP, which receives legal fees for services provided to the Company.

Item 14.  Controls and Procedures

     There have not been any significant changes to the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the Company's Chief Executive Officer's and Chief Financial Officer's most recent evaluation.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         a)   The following documents are filed as a part of this report:

                  1) Consolidated Financial Statements and Report of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

                  2) Consolidated Financial Statement Schedules and Report of Independent Public Accountants in those schedules are included as follows:

                           Schedule II - Valuation and Qualifying Accounts

                  3) Exhibits: The following exhibits are filed as part of this Report.

       Exhibit Number        Description of Exhibit
       --------------        ----------------------
            3.1              Articles of Incorporation of the Company.(1)

            3.2              Articles of Amalgamation of the Company.(1)

            3.3              Articles of Amendment of the Company.(1)

            3.4              By-law No. 1 of the Company.(1)

            3.5              Articles of Amendment of the Company.(1)

            3.6              By-law No. 2 of the Company.(1)

            3.7              By-law No. 3 of the Company.(1)

            3.8              Articles of Amalgamation of the Company.(1)

            3.9              Articles of Amalgamation of the Company, dated July
                             1, 2001(14)

            3.10             Articles of Amalgamation of the Company, dated July
                             1, 2002

            4.1              Form of Common Share Certificate.(1)

            10.1             Restated 1995 Flexible Stock Incentive Plan.(3)

            10.2             1995 Replacement Stock Option Plan.(1)

            10.3             1995 Supplementary Stock Option Plan.(1)

            10.4             1995 Directors Stock Option Plan.(1)

            10.5 Amendment to Research Funding Agreement, dated October 31, 1995, between the University of Waterloo and the Company, and Research Funding Agreement, dated July 1, 1991, between the University of Waterloo and the Company.(1)

            10.6 Technology Licensing Agreement, dated July 1, 1991, between Dr. Frank Tompa and the Company.(1)

            10.7 Assignment Agreement, dated August 25, 1995, between Dr. Frank Tompa and 1136390 Ontario, Inc.
                             (1)

            10.8 License Agreement, dated August 25, 1995, between the University of Waterloo and the Company.(1)

            10.9 Technology Development Agreement, dated August 25, 1995, between the University of Waterloo and the Company, and Amendment No. 1 thereto.(1)

           10.10 Letter of offer, dated January 19, 1994, between the Canadian Strategic Software Consortium and the Minister of Industry, Science and Technology, Canada. (1)

           10.11 Representation Letter, dated November 30, 1993, to Helix Investments (Canada) Inc. from the Company.
                             (1)

           10.12 License Agreement, dated August 1, 1995, between Mortice Kern Systems Inc. and 1136299 Ontario Limited.(1)

           10.13 Amended and Restated Agreement and Plan of Merger, dated October 10, 1995, between Open Text Acquisition Corporation, Odesta Systems Corporation, Daniel Cheifetz, and the Company. (1)

           10.14 Purchase Agreement, dated October 12, 1995, between Intunix AG and the Company. (1)

           10.15 Security Agreement, dated May 29, 1992, between Royal Bank of Canada and the Company. (1)

           10.16 Lease, dated March 3, 1994, between Wiebe Property Corporation Ltd. and the Company. (1)

           10.17 Lease, dated October 6, 1994, between REGUS/Washington Tysons, Inc. and the Company. (1)

           10.18 Agreement, dated January 1, 1995, between P Thomas Jenkins and the Company. (1)

           10.19 Employment Agreement, dated October 13, 1995, between Marco Palatini and the Company. (1)

           10.20 Employment Agreement, dated October 19, 1995, between Daniel Cheifetz and the Company. (1)

           10.21 Form of Registration Rights Agreement, between Technology Crossover Ventures, L.P., Technology Crossover Ventures, C.V. and the Company. (1)

           10.22 Confirmation letter, dated November 1, 1995, between Netscape Communications Corporation and the Company. (1)

          +10.23 OEM License Agreement, dated November 10, 1995, between Netscape Communications Corporation and the Company. (1)

           10.24    Amending Agreement, dated October 6, 1995, between Helix
                    (PEI) and the Company. (1)

           10.25 Shareholders' Agreement, dated June 30, 1992, with certain amendments. (1)

           10.26 Forms of Compensation Option Agreement, dated July 19, 1995 between Yorkton Securities Inc., Midland Walwyn Capital Inc., Griffiths McBurney & Partners Inc. and the Company.
                    (1)

           10.27 Share Purchase Agreement dated June 28, 1996 between Open Text Corporation and the shareholders of InfoDesign Corporation. (2)

           10.28 Documentation relating to stock option grants and subsequent option exercises for P Thomas Jenkins. (3)

           10.29 Letter Agreement, dated October 10, 1996 between the Company and Marco Palatini. (4)

           10.30 Letter Agreement, dated October 10, 1996 between the Company and Daniel Cheifetz. (4)

           10.31 Letter Agreement, dated May 27, 1997 between the Company and Brett Newbold. (5)

           10.32 Letter Agreement, dated November 14, 1996 between the Company and Abraham Kleinfeld. (5)

           10.33 Letter Agreement, dated April 25, 1997 between the Company and Anthony Heywood. (5)

           10.34 Letter Agreement, dated July 10, 1997 between the Company and Kirk Roberts. (5)

           10.35 Amendment to Agreement, dated January 22, 1997, between the Company and P Thomas Jenkins. (5)

           10.36 Separation Agreement, dated August 14, 1997 between the Company and Keith Soley.(5)

           10.37 Lease, dated December 18, 1996 between Unipark III Inc. and the Company.(5)

           10.38 Indemnity agreement dated December 18, 1996 between the Cora Group Inc. and the Company.(5)

           10.39 Lease, dated August 26, 1997, between CarrAmerica Realty Corporation and the Company.(5)

           10.40 Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company.(5)

           10.41 Amendment to Agreement, dated June 10, 1997, between Netscape Communications Corporation and the Company.(5)

           10.42 Letter Agreement, dated October 1, 1997 between the Company and Thomas J Hearne (5)

           10.43 Commitment letter from Royal Bank of Canada dated July 20, 1998.(5)

           10.44 Asset Purchase Agreement among Campbell Services, Inc. as Seller, and FTP Software, Inc. and Open Text Inc. as Buyer, and Open Text Corporation dated as of December 3, 1997.(6)

           10.45 Agreement of Purchase and Sale of Assets by and among Open Text Inc., Open Text Corporation, Information Dimensions, Inc., the Stockholders of Information Dimensions International Corp. and Gores Technology Group dated May 31, 1998.(7)

           10.46    Employee Stock Purchase Plan.(7)

           10.47    1998 Stock Option Plan.(7)

           10.48 Lease effective February 3/rd/, 1998 between Bybatch Enterprises Limited and Open Text UK Limited and Open Text Corporation.(8)

           10.49 Sublease Agreement dated November 10/th/, 1997 between Compuserve Incorporated and Information Dimensions, Inc.(8)

           10.50 Lease Agreement dated March 6/th/, 1998 between Open Text Inc. and The Blain Group.(8)

           10.51 Employment Agreement, dated October 12, 1998, between John Shackleton and the Company.(10)

           10.52 Employment Agreement, dated May 31, 1999, between Les McNeil and the Company. (10)

           10.53 Employment Agreement, dated January 19, 1999 between David Lewis and the Company.(10)

           10.54 Sublease, dated March 25, 1999, between Livingston Group Inc. and the Company. (10)

           10.55 Agreement of Purchase and Sale of Assets by and among Open Text Corporation, as Buyer, and Richter & Partners Inc., the receiver of Lava Systems Inc., as Seller. (9)

           10.56 Agreement relating to the sale of the business and the assets of Lava Systems (Europe) Limited and SCS Consulting Ltd. between the Open Text UK Limited and Open Text Corporation, as buyers and the receivers (Tracey Elizabeth Callaghan and Peter John Robertson Souster), as sellers. (9)

           10.57 Notice of agreement by Open Text Corporation to acquire all of the outstanding shares of Microstar Software Ltd. (11)

         10.58 Agreement of Share Purchase by Open Text Corporation, as Purchaser, and David Gibbard, Brian MacLeod, The Brian MacLeod Family Trust, The David Gibbard Family Trust, 1202605 Ontario Limited and 1202606 Ontario Limited, as Vendors. (13)

         10.59 Offer to Purchase by 3557855 Canada Inc., a wholly owned subsidiary of Open Text Corporation, as Offeror, and Microstar Software Ltd. (13)

         10.60 Compromise Agreement, dated February 2, 2000 between the Open Text UK Limited and Anthony Heywood. (13)

          16.1      Letter re: Change in Certifying Accountant. (12)

          21.1      List of the Company's Subsidiaries.

          23.1      Consent of PricewaterhouseCoopers.

          23.2      Consent of KPMG.

          24.1      Power of Attorney (see page 82).

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 Of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

______________
+ Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(1) Filed as an Exhibit to the Company's Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the "SEC") on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on July 15, 1996 and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration Number 333-5474) as filed with the SEC on August 23, 1996 and incorporated herein by reference.
(4) Filed as an Exhibit to amendment (1) to the Company's Annual Report on form 10-K as filed with the SEC on October 28, 1996 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Annual Report on Form 10K as filed with the SEC on September 29, 1997 and incorporated herein by reference.
(6) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 17, 1997 and incorporated herein by reference.
(7) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 1998 and incorporated herein by reference.
(9) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on January 12, 1999 and incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(11) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on July 26, 1999 and incorporated herein by reference.
(12) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on April 5, 2001 and incorporated herein by reference.
(13) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 30, 2000 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

         b)       Reports on Form 8-K.

                  None

         c)       Exhibits

                  The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in 14(a)(3) above. Exhibits which are incorporated by reference can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street NW, Room 1024, Washington D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago Illinois; 76 Federal Plaza, Room 1102, New York, New York, and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such materials can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street NW, Washington, D.C. 20549 at prescribed rates.

         d)       Financial Statement Schedules

                  The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2002                             OPEN TEXT CORPORATION

                                                     /s/ Alan Hoverd
                                                     ---------------------------
                                                     Alan Hoverd
                                                     Chief Financial Officer

                        POWER OF ATTORNEY AND SIGNATURES

         The undersigned officers and directors of Open Text Corporation hereby constitute and appoint P. Thomas Jenkins and Alan Hoverd, and each of them singly, with full power of substitution, our true and lawful attorney's-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                                   Title                                     Date
          ---------                                   -----                                     ----
/s/P. Thomas Jenkins                     Director and Chief Executive Officer
--------------------------------------   (Principal Executive Officer)                    September 25, 2002
             P. Thomas Jenkins

/s/Alan Hoverd                           Chief Financial Officer
--------------------------------------   (Principal Financial Officer and Accounting      September 25, 2002
             Alan Hoverd                 Officer)

/s/Richard C. Black                      Director                                         September 25, 2002
--------------------------------------
             Richard C. Black

/s/John Shackleton                       President and Director                           September 25, 2002
--------------------------------------
             John Shackleton

/s/Randy Fowlie                          Director                                         September 25, 2002
--------------------------------------
             Randy Fowlie

/s/Ken Olisa                             Director                                         September 25, 2002
--------------------------------------
             Ken Olisa

/s/Stephen J. Sadler                     Director                                         September 25, 2002
--------------------------------------
             Stephen J. Sadler

/s/Michael Slaunwhite                    Director                                         September 25, 2002
--------------------------------------
             Michael Slaunwhite

/s/Paul J. Stoyan                        Director                                         September 25, 2002
--------------------------------------
             Paul J. Stoyan

I, P. Thomas Jenkins, certify that:

1. I have reviewed this Annual Report on Form 10-K (the "Report") of Open Text Corporation (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report.

                                                     /s/ P. Thomas Jenkins
                                                     ---------------------------
                                                     P. Thomas Jenkins
                                                     Chief Executive Officer

Dated: September 25, 2002

I, Alan Hoverd, certify that:

1. I have reviewed this Annual Report on Form 10-K (the "Report") of Open Text Corporation (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report.

                                                         /s/ Alan Hoverd
                                                         -----------------------
                                                         Alan Hoverd
                                                         Chief Financial Officer

Dated: September 25, 2002

                     [LETTERHEAD OF PricewaterhouseCoopers]

Our report on the consolidated financial statements of Open Text Corporation for the year ended June 30, 2000 is included in Item 8 of their Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule II listing in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


/s/ PricewaterhouseCoopers LLP


Chartered Accountants
Ottawa, Ontario
August 4, 2000

                              [LETTERHEAD OF KPMG]



INDEPENDENT AUDITORS' REPORT

To the Shareholders of Open Text Corporation

Under date of July 29, 2002, we reported on the consolidated balance sheets of Open Text Corporation as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period June 30, 2002, which are included in Item 8 of their Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts, which is included in
Item 14(a)(2) of their Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. The consolidated financial statement schedule as at June 30, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation on that statement in their report dated August 4, 2000.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
July 29, 2002

                              OPEN TEXT CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                              (in thousands)
Balance of allowance for doubtful accounts as at June 30, 1999                  $      1,658
  Bad debt expense for the year                                                        7,788
  Write-off/adjustments                                                               (8,413)
                                                                              ---------------
Balance of allowance for doubtful accounts as at June 30, 2000                         1,033
  Bad debt expense for the year                                                        1,280
  Write-off/adjustments                                                                 (855)
                                                                              ---------------
Balance of allowance for doubtful accounts as at June 30, 2001                         1,458
  Bad debt expense for the year                                                        1,655
  Write-off/adjustments                                                               (1,655)
                                                                              ---------------
Balance of allowance for doubtful accounts as at June 30, 2002                  $      1,458
                                                                              ===============

                              OPEN TEXT CORPORATION

                                INDEX TO EXHIBITS

       Exhibit Number        Description of Exhibit

            3.1          Articles of Incorporation of the Company. (1)

            3.2          Articles of Amalgamation of the Company. (1)

            3.3          Articles of Amendment of the Company. (1)

            3.4          By-law No. 1 of the Company. (1)

            3.5          Articles of Amendment of the Company. (1)

            3.6          By-law No. 2 of the Company. (1)

            3.7          By-law No. 3 of the Company. (1)

            3.8          Articles of Amalgamation of the Company. (1)

            3.9          Articles of Amalgamation of the Company, dated July 1,
                         2001. (14)

            3.10         Articles of Amalgamation of the Company, dated July 1,
                         2002.

            4.1          Form of Common Share Certificate. (1)

           10.1          Restated 1995 Flexible Stock Incentive Plan. (3)

           10.2          1995 Replacement Stock Option Plan. (1)

           10.3          1995 Supplementary Stock Option Plan. (1)

           10.4          1995 Directors Stock Option Plan. (1)

           10.5 Amendment to Research Funding Agreement, dated October 31, 1995, between the University of Waterloo and the Company, and Research Funding Agreement, dated July 1, 1991, between the University of Waterloo and the Company. (1)

           10.6 Technology Licensing Agreement, dated July 1, 1991, between Dr. Frank Tompa and the Company. (1)

           10.7 Assignment Agreement, dated August 25, 1995, between Dr. Frank Tompa and 1136390 Ontario, Inc. (1)

           10.8 License Agreement, dated August 25, 1995, between the University of Waterloo and the Company. (1)

           10.9 Technology Development Agreement, dated August 25, 1995, between the University of Waterloo and the Company, and Amendment No. 1 thereto. (1)

           10.10 Letter of offer, dated January 19, 1994, between the Canadian Strategic Software Consortium and the Minister of Industry, Science and Technology, Canada. (1)

           10.11 Representation Letter, dated November 30, 1993, to Helix Investments (Canada) Inc. from the Company. (1)

           10.12 License Agreement, dated August 1, 1995, between Mortice Kern Systems Inc. and 1136299 Ontario Limited.
                         (1)

           10.13 Amended and Restated Agreement and Plan of Merger, dated October 10, 1995, between Open Text Acquisition Corporation, Odesta Systems Corporation, Daniel Cheifetz, and the Company. (1)

           10.14 Purchase Agreement, dated October 12, 1995, between Intunix AG and the Company. (1)

           10.15 Security Agreement, dated May 29, 1992, between Royal Bank of Canada and the Company. (1)

           10.16 Lease, dated March 3, 1994, between Wiebe Property Corporation Ltd. and the Company. (1)

           10.17 Lease, dated October 6, 1994, between REGUS/Washington Tysons, Inc. and the Company. (1)

           10.18 Agreement, dated January 1, 1995, between P Thomas Jenkins and the Company. (1)

           10.19 Employment Agreement, dated October 13, 1995, between Marco Palatini and the Company. (1)

           10.20 Employment Agreement, dated October 19, 1995, between Daniel Cheifetz and the Company. (1)

           10.21 Form of Registration Rights Agreement, between Technology Crossover Ventures, L.P., Technology Crossover Ventures, C.V. and the Company. (1)

           10.22 Confirmation letter, dated November 1, 1995, between Netscape Communications Corporation and the Company.
                         (1)

          +10.23 OEM License Agreement, dated November 10, 1995, between Netscape Communications Corporation and the Company.
                         (1)

           10.24 Amending Agreement, dated October 6, 1995, between Helix (PEI) and the Company. (1)

           10.25 Shareholders' Agreement, dated June 30, 1992, with certain amendments. (1)

           10.26 Forms of Compensation Option Agreement, dated July 19, 1995 between Yorkton Securities Inc., Midland Walwyn Capital Inc., Griffiths McBurney & Partners Inc. and the Company. (1)

           10.27 Share Purchase Agreement dated June 28, 1996 between Open Text Corporation and the shareholders of InfoDesign Corporation. (2)

           10.28 Documentation relating to stock option grants and subsequent option exercises for P Thomas Jenkins. (3)

           10.29 Letter Agreement, dated October 10, 1996 between the Company and Marco Palatini. (4)

           10.30 Letter Agreement, dated October 10, 1996 between the Company and Daniel Cheifetz. (4)

           10.31 Letter Agreement, dated May 27, 1997 between the Company and Brett Newbold. (5)

           10.32 Letter Agreement, dated November 14, 1996 between the Company and Abraham Kleinfeld. (5)

           10.33 Letter Agreement, dated April 25, 1997 between the Company and Anthony Heywood. (5)

           10.34 Letter Agreement, dated July 10, 1997 between the Company and Kirk Roberts. (5)

           10.35 Amendment to Agreement, dated January 22, 1997, between the Company and P Thomas Jenkins. (5)

           10.36 Separation Agreement, dated August 14, 1997 between the Company and Keith Soley. (5)

           10.37         Lease, dated December 18, 1996 between Unipark III Inc.
                         and the Company. (5)

           10.38 Indemnity agreement dated December 18, 1996 between the Cora Group Inc. and the Company. (5)

           10.39 Lease, dated August 26, 1997, between CarrAmerica Realty Corporation and the Company. (5)

           10.40 Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (5)

           10.41 Amendment to Agreement, dated June 10, 1997, between Netscape Communications Corporation and the Company.
                         (5)

           10.42 Letter Agreement, dated October 1, 1997 between the Company and Thomas J Hearne (5)

           10.43 Commitment letter from Royal Bank of Canada dated July 20, 1998. (5)

           10.44         Asset Purchase Agreement among Campbell Services, Inc.
                         as Seller, and FTP Software, Inc. and Open Text Inc. as Buyer, and Open Text Corporation dated as of December 3, 1997. (6)

           10.45 Agreement of Purchase and Sale of Assets by and among Open Text Inc., Open Text Corporation, Information Dimensions, Inc., the Stockholders of Information Dimensions International Corp. and Gores Technology Group dated May 31, 1998. (7)

           10.46         Employee Stock Purchase Plan. (7)

           10.47         1998 Stock Option Plan. (7)

           10.48 Lease effective February 3rd, 1998 between Bybatch Enterprises Limited and Open Text UK Limited and Open Text Corporation. (8)

           10.49 Sublease Agreement dated November 10/th/, 1997 between Compuserve Incorporated and Information Dimensions, Inc. (8)

           10.50 Lease Agreement dated March 6/th/, 1998 between Open Text Inc. and The Blain Group. (8)

           10.51 Employment Agreement, dated October 12, 1998, between John Shackleton and the Company. (10)

           10.52 Employment Agreement, dated May 31, 1999, between Les McNeil and the Company. (10)

           10.53 Employment Agreement, dated January 19, 1999 between David Lewis and the Company. (10)

           10.54 Sublease, dated March 25, 1999, between Livingston Group Inc. and the Company. (10)

           10.55 Agreement of Purchase and Sale of Assets by and among Open Text Corporation, as Buyer, and Richter & Partners Inc., the receiver of Lava Systems Inc., as Seller. (9)

           10.56 Agreement relating to the sale of the business and the assets of Lava Systems (Europe) Limited and SCS Consulting Ltd. between the Open Text UK Limited and Open Text Corporation, as buyers and the receivers (Tracey Elizabeth Callaghan and Peter John Robertson Souster), as sellers. (9)

           10.57 Notice of agreement by Open Text Corporation to acquire all of the outstanding shares of Microstar Software Ltd. (11)

           10.58 Agreement of Share Purchase by Open Text Corporation, as Purchaser, and David Gibbard, Brian MacLeod, The Brian MacLeod Family Trust, The David Gibbard Family Trust, 1202605 Ontario Limited and 1202606 Ontario Limited, as Vendors. (13)

           10.59 Offer to Purchase by 3557855 Canada Inc., a wholly owned subsidiary of Open Text Corporation, as Offeror, and Microstar Software Ltd. (13)

           10.60 Compromise Agreement, dated February 2, 2000 between the Open Text UK Limited and Anthony Heywood. (13)

            16.1         Letter re: Change in Certifying Accountant. (12)

            21.1         List of the Company's Subsidiaries.

            23.1         Consent of PricewaterhouseCoopers.

            23.2         Consent of KPMG.

            24.1         Power of Attorney (see page 82)

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

_______________
+ Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(1) Filed as an Exhibit to the Company's Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the "SEC") on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on July 15, 1996 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration Number 333-5474) as filed with the SEC on August 23, 1996 and incorporated herein by reference.

(4) Filed as an Exhibit to amendment (1) to the Company's Annual Report on form 10-K as filed with the SEC on October 28, 1996 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10K as filed with the SEC on September 29, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 17, 1997 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 1998 and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on January 12, 1999 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on July 26, 1999 and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on April 5, 2001 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 30, 2000 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.