Form 10-Q
period 2002-09-30
OPEN TEXT CORP
filed 2002-11-14
CIK 1002638

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

       [ ] TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                         Commission file number: 0-27544

                              OPEN TEXT CORPORATION

             (Exact name of registrant as specified in its charter)


                 ONTARIO                                 98-0154400
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                 Identification No.)


           185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (519) 888-7111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

At November 11, 2002, there were 19,288,670 outstanding Common Shares of the registrant.

                              OPEN TEXT CORPORATION

                                TABLE OF CONTENTS

PART I - Financial Information:                                             Page No.
-------------------------------                                             --------
Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of
              September 30, 2002 (Unaudited) and June 30, 2002 ..............   3

          Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2002 and 2001 ................   4

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2002 and 2001 ................   5

          Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ........  25

Item 4.   Controls and Procedures ...........................................  25


PART II - Other Information:
----------------------------

Item 1.   Legal Proceedings .................................................  25

Item 6.   Exhibits and Reports on Form 8-K ..................................  25

Signatures ..................................................................  26

Certifications ..............................................................  27

Part I: Financial Information

Item 1.  Condensed Consolidated Financial Statements

                              OPEN TEXT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In US Dollars)
                        (In thousands, except share data)

                                                                     September 30,   June 30,
                                                                         2002          2002
                                                                     -------------  ----------
                                                                      (unaudited)
                                       ASSETS

Current assets:
    Cash and cash equivalents                                           $ 103,013    $ 109,895
    Accounts receivable - net of allowance for doubtful
       accounts of $1,458 as of September 30, 2002 and June 30, 2002       29,573       33,094
    Income taxes recoverable                                                1,265        1,194
    Prepaid expenses and other assets                                       2,667        2,530
                                                                        ---------    ---------
    Total current assets                                                  136,518      146,713

Capital assets                                                              7,290        8,401
Goodwill, net of accumulated amortization of $12,807 at September 30,
    2002 and June 30, 2002                                                 24,587       24,587
Other assets
                                                                            8,035        7,146
                                                                        ---------    ---------
                                                                        $ 176,430    $ 186,847
                                                                        =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities (note 3)                   $  17,595    $  18,889
    Deferred revenues                                                      24,704       23,927
                                                                        ---------    ---------
    Total current liabilities                                              42,299       42,816

Shareholders' equity:
    Share capital
        19,277,795 and 19,875,872 Common Shares issued and
           outstanding at September 30, 2002 and June 30, 2002
            respectively                                                  199,249      204,815
    Accumulated other comprehensive income:

        Cumulative translation adjustment                                  (1,519)        (780)

    Accumulated deficit (note 6)                                          (63,599)     (60,004)
                                                                        ---------    ---------

    Total shareholders' equity                                            134,131      144,031
                                                                        ---------    ---------
                                                                        $ 176,430    $ 186,847
                                                                        =========    =========

     See accompanying notes to condensed consolidated financial statements

                              OPEN TEXT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In US Dollars)
                      (In thousands, except per share data)

                                                Three months ended
                                                   September 30,

                                                  2002      2001
                                                 -------   -------
                                                    (unaudited)

Revenues:

    License and networking                       $15,476   $14,707
    Customer support                              13,662    11,981
    Service                                        8,517     9,083
                                                 -------   -------
       Total revenues                             37,655    35,771

Cost of revenues:
    License and networking                         1,649     1,042
    Customer support                               2,317     2,068
    Service                                        6,235     7,033
                                                 -------   -------
       Total cost of revenues                     10,201    10,143
                                                 -------   -------
Gross profit                                      27,454    25,628



Operating expenses:
    Research and development                       6,162     6,701
    Sales and marketing                           11,986    11,656
    General and administrative                     3,242     3,136
    Depreciation                                   1,216     1,425
    Amortization of acquired intangible assets       487     1,655
                                                 -------   -------
       Total operating expenses                   23,093    24,573
                                                 -------   -------
Income from operations                             4,361     1,055

Other income                                         617       181
Interest income                                      384       694
                                                 -------   -------
Income before income taxes                         5,362     1,930

Provision for income taxes                             -       289
                                                 -------   -------
Net income for the period                        $ 5,362   $ 1,641
                                                 =======   =======

Basic net income per share                       $  0.27   $  0.08
                                                 =======   =======
Diluted net income per share                     $  0.26   $  0.08
                                                 =======   =======
Weighted average number of Common
    Shares outstanding - basic                    19,640    19,910
                                                 =======   =======
Weighted average number of Common
    Shares outstanding - diluted                  20,536    21,189
                                                 =======   =======

      See accompanying notes to condensed consolidated financial statements

                              OPEN TEXT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of US Dollars)

                                                                            Three months ended
                                                                               September 30,
                                                                              2002         2001
                                                                          ---------    ---------
                                                                                (unaudited)
Cash flows from operating activities:
    Net income for the period                                             $   5,362    $   1,641
    Non-cash items:
       Depreciation and amortization                                          1,703        3,080
    Changes in operating assets and liabilities net of assets acquired:
       Accounts receivable                                                    3,515        7,234
       Prepaid expenses and other assets                                        264         (480)
       Accounts payable and accrued liabilities                              (1,608)      (3,653)
       Income taxes payable                                                      --          140
       Income taxes recoverable                                                 (26)          --
       Deferred revenues                                                        760       (3,386)
       Unrealized foreign exchange loss                                        (367)        (647)
                                                                          ---------    ---------
Net cash provided by operating activities                                     9,603        3,929
                                                                          ---------    ---------

Cash flows used in investing activities:
    Acquisitions of capital assets                                             (530)        (736)
    Purchase of patent                                                       (1,246)          --
    Purchase of other investments                                                --          (86)
    Other                                                                      (132)          --
                                                                          ---------    ---------
Net cash used in investing activities                                        (1,908)        (822)
                                                                          ---------    ---------
Cash flow from financing activities:
    Payments of obligations under capital leases                                 --          (14)
    Proceeds from issuance of Common Shares                                   1,711        1,556
    Repurchase of Common Shares                                             (16,236)      (8,259)
                                                                          ---------    ---------
Net cash used in financing activities                                       (14,525)      (6,717)
                                                                          ---------    ---------
Foreign exchange gain (loss) on cash held in foreign currency                   (52)         224
Decrease in cash and cash equivalents during the period                      (6,882)      (3,386)
Cash and cash equivalents at beginning of period                            109,895       87,526
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $ 103,013    $  84,140
                                                                          =========    =========


      See accompanying notes to condensed consolidated financial statements

                             OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 2002
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Open Text Corporation and its wholly-owned subsidiaries, collectively referred to as "Open Text" or the "Company". All intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

     The information furnished reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2002 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2003.

     These condensed consolidated financial statements are expressed in US dollars and are prepared in accordance with US generally accepted accounting principles. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K, except as described in Note 2 of these condensed consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

   Comprehensive net income

     Comprehensive net income is comprised of net income and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a foreign currency, and the inclusion of unrealized capital gains and losses on available for sale marketable securities. The Company's total comprehensive net income was as follows:

                             OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 2002
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

                                                                     Three months ended
                                                                        September 30,
                                                                       2002      2001
                                                                     -------    -------
Other comprehensive net income (loss):

     Foreign currency translation adjustment                        $   (694)   $   (58)
     Unrealized loss on available for sale securities (net of tax)
                                                                         (45)        --
                                                                     -------    -------
Other comprehensive loss
                                                                        (739)       (58)
Net income for the period                                              5,362      1,641
                                                                     -------    -------
Comprehensive net income for the period                              $ 4,623    $ 1,583
                                                                     =======    =======

NOTE 2--ACCOUNTING POLICIES

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

                              OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2002
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

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

d)   Network revenues

     Network revenues consist of revenues earned from customers under an application service provider (ASP) model. Under this model, customers pay a monthly fee that entitles them to use of the Company's software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer's contract.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, in accordance with the provisions of Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair market value. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 beginning July 1, 2002. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS no. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting requirements of ABP No 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted SFAS 144 beginning July 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

                              OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2002
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

     Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on July 1, 2002. Adopting the provisions of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

     Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections


     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction", are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second quarter of 2002, and does not expect that its provisions will have a material impact on its financial condition or results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

NOTE 3--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are as follows:

                                          As of     As of
                                        Sept. 30,  June 30,
                                          2002      2001
                                        -------   -------
     Accounts payable - trade           $ 2,322   $ 2,288
     Accrued trade liabilities            7,854     8,300
     Amounts payable for acquisitions     1,141       871
     Accrued salaries and commissions     6,243     7,376
     Other liabilities                       35        54
                                        -------   -------
                                        $17,595   $18,889
                                        =======   =======

NOTE 4--INCOME TAXES

     As of September 30, 2002, the Company had total net deferred tax assets of $7.2 million, the principal components of which were temporary differences associated with net operating loss carryforwards and employee stock option deductions. The Company operates in several tax jurisdictions. The Company's income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company has fully provided against the deferred tax asset with a valuation allowance because it believes that sufficient uncertainty exists regarding the realization of the deferred tax assets. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

     As of September 30, 2002, the Company and its subsidiaries had approximately $10.1 million of losses and deductions available to reduce taxable income in future years, the benefit of which has not been reflected in the financial statements. Deductions of $5.7 million have no expiration date, and the balance of losses expire between 2004 and 2011.

                             OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 2002
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

NOTE 5--SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for the purpose of operational decisions and assessments of financial performance.

     The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

     Included in the following operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. For the three-month period ended September 30, 2002 and 2001, the "Other" category consists of geographic regions other than North America and Europe.

     Information about reported segments are as follows:

                                           North
                                          America     Europe      Other       Total
                                          --------   --------   ---------   ---------
    Three months ended
    September 30, 2002
    ------------------

Revenues from external customers          $ 22,148   $ 14,473   $  1,034    $ 37,655
Operating costs                             17,561     12,774      1,256      31,591
                                          --------   ---------  ---------   --------
Contribution margin                       $  4,587   $  1,699   $   (222)   $  6,064
                                          ========   =========  =========   ========
Segment assets as of September 30, 2002   $ 52,636   $ 28,803   $  1,591    $ 83,030
                                          ========   =========  =========   ========

    Three months ended
    September 30, 2001
    ------------------

Revenues from external customers          $ 23,019   $ 12,105   $    647    $ 35,771
Operating costs                             18,156     12,098      1,382      31,636
                                          --------   ---------  ---------   --------
Contribution margin                       $  4,863   $      7   $   (735)   $  4,135
                                          ========   =========  =========   ========
Segment assets as of September 30, 2001   $ 53,653   $ 26,990   $  1,125    $ 81,768
                                          ========   =========  =========   ========

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended September 30, 2002 and 2001 is as follows:

                              OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2002
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)


                                             Three months ended September 30,
                                             --------------------------------
                                                  2002              2001
                                                -------           -------


Total contribution margin from operating
  segments above                                  6,064           $ 4,135
Amortization and depreciation                    (1,703)           (3,080)
                                                -------           -------
Total operating income
                                                $ 4,361           $ 1,055
Interest,  other income and taxes                 1,001               586
                                                -------           -------
Net income for the period                       $ 5,362           $ 1,641
                                                =======           =======




                                                    As of September 30,
                                                  2002              2001
                                               --------          --------
Segment assets                                 $ 83,030          $ 81,768
Term deposits                                    93,311            80,577
Investments                                          89             1,262
                                               --------          --------
Total corporate assets                         $176,430          $163,607
                                               ========          ========

     Contribution margin from operating segments does not include amortization of intangible assets or restructuring costs. Goodwill and intangibles have been included in segment assets.

     The distribution of revenues determined by location of customer and by identifiable assets, that represent greater than 10% of the Company's revenues by geographic area for the quarters ended September 30, 2002 and September 30, 2001 are as follows:

                              OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2002
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)


                                      Three months ended September 30,
                                     ---------------------------------
                                           2002              2001
                                     ---------------   ---------------


Revenues:
   Canada                             $       2,362     $       2,340
   United States                             19,786            20,678
   United Kingdom                             4,346             5,337
   Rest of Europe                            10,127             6,769
   Other                                      1,034               647
                                     ---------------   ---------------
Total revenues                        $      37,655     $      35,771
                                     ===============   ===============


                                             As of September 30,

                                           2002              2001
                                     ---------------   ---------------

Segment assets:
   Canada                             $      13,378     $       8,391
   United States                             39,258            45,262
   United Kingdom                             8,909             9,920
   Rest of Europe                            19,894            17,070
   Other                                      1,591             1,125
                                     ---------------   ---------------
Total segment assets                  $      83,030     $      81,768
                                     ===============   ===============



NOTE 6--ACCUMULATED DEFICIT

     During the three months ended September 30, 2002, the Company, through its stock repurchase program, purchased 712,200 of its common shares through the facilities of The Toronto Stock Exchange and the Nasdaq National Market at an aggregate cost of $16.2 million. $7.3 million of the repurchase was charged to common share capital based on the average carrying value of the common stock, with the remaining $8.9 million charged to accumulated deficit.

                             OPEN TEXT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 2002
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

NOTE 7--NET INCOME PER SHARE


                                                     Three Months Ended September 30,
                                                  --------------------------------------
                                                         2002                2001
                                                  ---------------      -----------------
                                                   (in thousands, except per share data)

Basic net income per share
Net income                                               $ 5,362            $ 1,641
                                                         =======            =======
Weighted average number of shares outstanding             19,640             19,910
                                                         =======            =======
Basic net income per share                               $  0.27            $  0.08
                                                         =======            =======
Diluted net income per share
Net income                                               $ 5,362            $ 1,641
                                                         =======            =======
Weighted average number of shares outstanding             19,640             19,910
Dilutive effect of stock options                             896              1,279
                                                         -------            -------
Adjusted weighted average number of shares outstanding    20,536             21,189
                                                         =======            =======
Diluted net income per share
                                                         $  0.26            $  0.08
                                                         =======            =======


*  anti-dilutive options of 1,196,478 have been excluded (fiscal 2001 - 479,773)

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as "believes", "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate" or "intends" or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken or achieved) are not statements of historical fact and may be "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in "Cautionary Statements" beginning on page 20 of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management's current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Overview

     The Company develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet, enabling users to find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling functions, and distribute or make available to users across networks or the Internet the resulting work product and other information. The Company's software enables thousands of organizations to effectively address a diverse range of business needs including managing information, unifying globally distributed teams, capturing market opportunities, accelerating product cycles, improving customer and partner relationships, and altering business strategies.

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

     During the three months ended September 30, 2002, the Company recorded license and networking revenue of $15.5 million and net income of $5.4 million. In addition, the Company's cash and cash equivalents were $103.0 million, with cash flow from operations totaling $9.6 million. The Company's days' sales outstanding ("DSO") of 71 days at September 30, 2002, was consistent with 71 days at September 30, 2001. Segment information relating to the financial statements is presented in Note 5 to the Company's condensed consolidated financial statements.

     The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company's current business or products. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. On November 1, 2002, the Company completed an acquisition of Centrinity Inc., for total proceeds of approximately $20.2 million.

Critical Accounting Policies and Estimates

     The Company's condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"), except as described in Note 2 of these condensed consolidated financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. Dollar amounts in this Report on Form 10-Q are presented in United States dollars unless otherwise indicated.

     The preparation of the condensed consolidated financial statements in accordance with US GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

     Service revenues consist of revenues from consulting contracts, as well as training and integration services contracts. Contract revenues are derived from contracts to develop applications and to provide consulting services. Contract revenues are recognized under the percentage of completion method, using a methodology that accounts for costs incurred under the contract in relation to the total estimated costs under the contract, after providing for any anticipated losses under the contract. Revenues from training and integration services are recognized in the period in which the services are performed.

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

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customers' financial condition and if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

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

     Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is considered to be more likely than not to be realized. The Company considers estimated future taxable income and ongoing tax planning strategies in assessing the need for and size of the valuation allowance. If the Company were to conclude that it was able to realize its deferred tax assets in the future in an amount that differs from its net recorded amount, an adjustment to the deferred tax asset would be required with the change generally recognized in the determination of income for the period.

     Long-Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company evaluates the carrying value of intangible assets for impairment of value based on undiscounted future cash flows. While the Company has not experienced the impairment of intangible assets in prior periods, the Company cannot guarantee that there will not be impairment in the future.

     Litigation. The Company is a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company's best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, such excess at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

Results of Operations
Three months Ended September 30, 2002 Compared with Three months Ended September 30, 2001

     Revenues. The Company's total revenues increased 5% from $35.8 million in the three months ended September 30, 2001 to $37.7 million for the three months ended September 30, 2002. License and networking revenues increased 5% from $14.7 million in the three months ended September 30, 2001 to $15.5 million in the three months ended September 30, 2002. Of this amount, during the three month period ended September 30, 2002 the Company realized networking revenue totaling $1.1 million, which was the same amount realized during the three month period ended September 30, 2001. The modest increase in license and networking revenues is a reflection of the continued challenging economic environment. As has been the Company's experience over the past several three months, information technology spending has been severely cut back or limited within many companies. The additional levels of approval that are now required prior to licensing software in many companies has also resulted in a lengthening of the Company's sales cycles. The growth that was experienced in license and networking revenues in the three months ended September 30, 2002 as compared with the three months ended September 30, 2001 was largely a result of an increase in larger transactions concluded during the quarter. The Company completed several transactions during the quarter that will generate over $1.0 million in revenue, the majority of which represents license revenue. This continues a trend that Company experienced beginning during the three months ended June 30, 2002 of closing larger license transactions than had been experienced throughout most of fiscal 2002. The Company is uncertain whether this trend will continue through the remaining fiscal 2003.

     Customer support revenues increased 14% from $12.0 million in the three months ended September 30, 2001 to $13.7 million for the three months ended September 30, 2002. The increase in customer support revenues was attributable to very strong renewal rates for maintenance contracts from existing customers experienced over the past 12 months as well as incremental customer support revenues from new licenses over the past 12 months.

     Service revenues decreased 6% from $9.1 million in the three months ended September 30, 2001 to $8.5 million in the three months ended September 30, 2002. The decrease in service revenues relates primarily to the decrease in the number of billable consultants within the Company's services organization as compared to the three months ended September 30, 2001. The revenue generated from the services organization has decreased relatively proportionately to the decrease in personnel, although utilization rates were relatively comparable between these two three months.

     No single customer accounted for greater than 10% of the Company's revenue in the three months ended September 30, 2002 or in the three months ended September 30, 2001. For the three months ended September 30, 2002, 59% of total revenues were from customers located in North America, 38% of total revenues were from customers in Europe and 3% of revenues were from customers in countries outside North America and Europe ("Other"), compared with 64%, 34% and 2%, respectively, for North America, Europe and Other for the three months ended September 30, 2001.

     Cost of revenues. Cost of license and networking revenues increased 58% from $1.0 million in the three months ended September 30, 2001 to $1.6 million in the three months ended September 30, 2002. Of these amounts, cost of networking revenues totaled $0.1 million during each of the quarters ended September 30, 2002 and 2001. As a percentage of license and networking revenues, cost of license and networking revenues represented 11% in the three months ended September 30, 2002 compared with 7% in the three months ended September 30, 2001. The increase in cost of license and networking revenues resulted from higher costs associated with the sale of third-party software during the three months ended September 30, 2002 as compared with the same three months a year ago.

     Cost of customer support revenues increased 12% from $2.1 million in the three months ended September 30, 2001 to $2.3 million in the three months ended September 30, 2002. As a percentage of customer support revenues, cost of customer support revenues remained consistent at 17% in both the three months ended September 30, 2001 and 2002. The increase in cost of customer support revenues in absolute dollars is primarily due to an increase in personnel-related expenses. Additionally, the Company's customer support organization also incurred increased expenses related to education and travel during the three months ended September 30, 2002 as compared with the same quarter a year ago.

     Cost of service revenues decreased from $7.0 million in the three months ended September 30, 2001 to $6.2 million in the three months ended September 30, 2002. As a percentage of service revenues, cost of service revenues decreased from 77% in the three months ended September 30, 2001 to 73% in the three months ended September 30, 2002. The decrease in cost of service revenues in absolute dollars resulted from a decrease in the number of employees within the Company's services organization compared to a year ago. In addition to reductions in personnel-related costs, the Company realized savings in a number of other variable expense areas, including travel, communications, training, and recruiting.

     Research and development. Research and development expenses decreased by 8% from $6.7 million in the three months ended September 30, 2001 to $6.2 million in the three months ended September 30, 2002. Research and development expenses consisted primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of revenues, research and development expenses decreased from 19% in the three months ended September 30, 2001 to 16% in the three months ended September 30, 2002. The decrease in research and development expenses primarily resulted from a decrease in the number of employees involved with the Company's development organization during the three month period ended September 30, 2002 as compared with the same period a year ago. Additionally, research and development expenses decreased due to reduced salaries in the Company's research departments, and reduced expenses related to consulting associated with the Company's research initiatives.

     Sales and marketing. Sales and marketing expenses increased 3% from $11.7 million in the three months ended September 30, 2001 to $12.0 million in the three months ended September 30, 2002. Sales and marketing expenses include the costs associated with the Company's salesforce including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of revenues, sales and marketing expenses decreased slightly from 33% in the three months ended September 30, 2001 to 32% in the three months ended September 30, 2002. The increase in sales and marketing expenses in absolute dollars during the three months ended September 30, 2002 compared with the three months ended September 30, 2001 is a result of increases in amounts spent on tradeshows as well as employee incentive programs. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2002 resulted from a higher total revenues base.

     General and administrative. General and administrative expenses increased 3% from $3.1 million in the three months ended September 30, 2001 to $3.2 million in the three months ended September 30, 2002. General and administrative expenses consisted primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of revenues, general and administration expenses remained consistent at 9% in both the three months ended September 30, 2001 and 2002.

     Depreciation. Depreciation expense decreased 15% from $1.4 million in the three months ended September 30, 2001 to $1.2 million in the three months ended September 30, 2002. As a percentage of revenues, depreciation expense decreased from 4% in the three months ended September 30, 2001 to 3% during the three months ended September 30, 2002. The decrease in depreciation expense in absolute dollars between the two periods is a result of the fact that over the past year the Company has not made significant capital expenditures, and therefore its base of capital assets has become increasingly depreciated.

     Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased 71% from $1.7 million in the three months ended September 30, 2001, to $487,000 in the three months ended September 30, 2002. As a percentage of revenues, amortization of acquired intangible assets decreased from 5% in the three months ended September 30, 2001 to 1% in the three months ended September 30, 2002. During fiscal 2002, amortization of acquired intangible assets included the amortization of core technology, purchased software and goodwill acquired pursuant to acquisitions. However, as a result of the adoption of new accounting rules, the Company has determined that it has not experienced an impairment in its goodwill, and therefore has not recorded any amortization during the three month period ended September 30, 2002. During the three month period ended September 30, 2001, the Company recorded goodwill amortization totalling $1.0 million. As a result, during the three months ended September 30, 2002, the Company's amortization of acquired intangible assets includes only the amortization of core technology and purchased software.

     Other income. Other income increased 241% from $181,000 for the three months ended September 30, 2001 to $617,000 for the three months ended September 30, 2002. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

     Interest income. Interest income decreased 45% from $694,000 for the three months ended September 30, 2001, to $384,000 for the three months ended September 30, 2002. The reduction in interest income is a result of both lower cash balances and lower interest rates realized in the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

     Income taxes. As of September 30, 2002, the Company had total net deferred tax assets of $7.2 million, the principal components of which were temporary differences associated with net operating loss carryforwards and employee stock option deductions. The Company operates in several tax jurisdictions. The Company's income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company has fully provided against the deferred tax asset with a valuation allowance because it believes that sufficient uncertainty exists regarding the realization of the deferred tax assets. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

     As of September 30, 2002, the Company and its subsidiaries had approximately $10.1 million of losses and deductions available to reduce taxable income in future years, the benefit of which has not been reflected in the financial statements. Deductions of $5.7 million have no expiration date, and the balance of losses expire between 2004 and 2011.

Liquidity and Capital Resources

     At September 30, 2002, the Company had current assets of $136.5 million, current liabilities of $42.3 million and working capital of $94.2 million. These amounts compare to current assets of $146.7 million, current liabilities of $42.8 million, and working capital of $103.9 million at June 30, 2002. The decrease in the Company's current assets and working capital balances since the beginning of the fiscal year are largely a result of the Company's share buyback program, offset in part by the Company's net income for the three months ended September 30, 2002. During the three months ended September 30, 2002, the Company repurchased for cancellation a total of 712,200 of its Common Shares on the open market for total consideration of $16.2 million.

     At September 30, 2002, the Company had cash and cash equivalents totaling $103.0 million, compared to cash and cash equivalents of $109.9 million at June 30, 2002. The decrease in this balance since the beginning of the fiscal year is primarily the result of the amounts spent on repurchasing the Company's Common Shares referred to above, partially offset by the cash generated from the Company's operations.

     Net cash used in financing activities was $14.5 million in the three months ended September 30, 2002, primarily resulting from the repurchase for cancellation of 712,200 Common shares on the open market at a cost of $16.2 million, of which $7.3 million has been charged to share capital and $8.9 million has been charged to accumulated deficit, partially offset by proceeds of $1.7 million from the sale of Common Shares related to the exercise of Company options. Net cash used in financing activities was $6.7 million in the three months ended September 30, 2001, primarily resulting from the repurchase for cancellation of 348,700 Common Shares on the open market at a cost of $8.3 million, of which $3.6 million has been charged to share capital and $4.7 million has been charged to accumulated deficit, partially offset by proceeds of $1.6 million from the sale of Common Shares related to the exercise of Company Stock Options.

     The Company has a Cdn$10.0 million (USD$6.3 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at September 30, 2002, the entire amount of which was available for use. The line of credit bears interest at the lender's prime rate plus 0.5% and is secured by all of the Company's assets, including an assignment of accounts receivable.

     Cash provided by operations during the three months ended September 30, 2002 was $9.6 million, compared to $3.9 million during the three months ended September 30, 2001. The increase was primarily a result of higher net income during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Net cash used for investing activities was $1.9 million during the three months ended September 30, 2002 compared to $822,000 during the three months ended September 30, 2001. The increase during the three months ended September 30, 2002, primarily related to the purchase of a patent by the Company for $1.2 million, related to intellectual property incorporated into certain of the Company's existing products. Also included in investing activities are the purchase of capital assets, which totaled $736,000 during the three months ended September 30, 2001 as compared with $530,000 during the three months ended September 30, 2002.

     On September 19, 2002, the Company announced that it had entered into an agreement with Centrinity Inc. ("Centrinity") of Toronto, whereby Open Text would purchase all of the issued and outstanding shares of Centrinity for cash consideration of $1.26 Cdn. per share. On November 1, 2002, this acquisition was formally completed when the shareholders' of Centrinity approved this transaction. Total cash consideration paid for the total share capital of Centrinity is expected to be approximately $20.2 million and will be paid during the three months ending December 31, 2002. The Company is currently assessing the identifiable assets and liabilities acquired in this transaction.

     Over the past several three months, the Company has taken certain actions, including consolidating facilities and reducing the number of employees across the organization, in an effort to manage its operating expenses. The Company does not currently anticipate any large increases in operating expenses in the foreseeable future, with the exception of the added operating expenses related to the addition of Centrinity. Similarly, the Company does not currently anticipate significant increases in the levels of capital asset investments in the forseeable future.

     On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company's total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company currently anticipates that its current cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complimentary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company's stockholders may be reduced, the Company's stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company's stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance its services or products would be significantly limited.

Cautionary Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks, and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. In addition to the other information set forth herein, the following cautionary statements should be considered carefully in evaluating Open Text and its business. If any of the following risks and uncertainties were to occur, the Company's business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company's Common Shares would likely decline.

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

Future acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company's operating results

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

Failure to protect our intellectual property could harm the Company's ability to compete effectively

     The Company is highly dependent on its ability to protect its proprietary technology. The Company's efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company has a policy of seeking patent protection for its products. While US and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company's intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Although the Company does not believe that its products infringe on the rights of third parties, third parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties, such licenses may not be available on reasonable terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There has been no material change to the information concerning the Company's market risk sensitive instruments as set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly effect these internal controls subsequent to the date of the most recent evaluation.

PART II   Other Information

Item 1. Legal Proceedings

     The Company has instituted an action under the Ontario Arbitrators Act against Harold Tilbury and Yolanda Tilbury as Trustees of the Tilbury Family Trust, and Harold Tilbury personally, claiming reimbursement for parts of the purchase price of Bluebird Systems ("Bluebird"), a company previously acquired. The Company is also seeking indemnification for breaches of the representations and warranties under the stock purchase agreement in the amount of approximately $6.5 million. This claim also asks for a rescission of a facility lease assumed on the purchase of Bluebird, or damages of $7 million, together with punitive damages of $1 million.

     In the normal course of business the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.     Description
          -----------     -----------
             99.1         Certification of Chief Executive Officer
             99.2         Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OPEN TEXT CORPORATION
                                             (registrant)

Date:  November 13, 2002


                                    By:  /s/ P. Thomas Jenkins
                                         --------------------------
                                         P. Thomas Jenkins
                                         Chief Executive Officer

                                         /s/ Alan Hoverd
                                         --------------------------
                                         Alan Hoverd
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

I, P. Thomas Jenkins, Chief Executive Officer of Open Text Corporation certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Open Text
     Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                    /s/  P. Thomas Jenkins
                                                    --------------------------
                                                    P. Thomas Jenkins
                                                    Chief Executive Officer

I, Alan Hoverd Chief Financial Officer of Open Text Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Open Text
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November  13, 2002

                                                   /s/ Alan Hoverd
                                                   -------------------------
                                                   Alan Hoverd
                                                   Chief Financial Officer