Form 10-Q
period 2002-12-31
OPEN TEXT CORP
filed 2003-02-14
CIK 1002638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ----------

                         Commission file number: 0-27544

                              OPEN TEXT CORPORATION
             (Exact name of registrant as specified in its charter)

            ONTARIO                                        98-0154400
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (519) 888-7111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At February 7, 2003 there were 19,385,686 outstanding Common Shares of the registrant.

                              OPEN TEXT CORPORATION

                                TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I   Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
            December 31, 2002 (Unaudited) and June 30, 2002..............       3

         Condensed Consolidated Statements of Operations (Unaudited) -
            Three and Six Months Ended December 31, 2002 and 2001........       4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Three and Six Months Ended December 31, 2002 and 2001 .......       5

         Notes to Condensed Consolidated Financial Statements............       6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................      17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......      30

Item 4.  Controls and Procedures.........................................      31

PART II  Other Information:

Item 4.  Submissions of Matters to a Vote of Security Holders............      32

Item 6.  Exhibits and Reports on Form 8-K................................      32

Signatures...............................................................      34

Certifications...........................................................      35

Part I: Financial Information
Item 1. Condensed Consolidated Financial Statements

                              OPEN TEXT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In US Dollars)
                        (in thousands, except share data)

                                                                               December 31,   June 30,
                                                                                   2002         2002
                                                                               ------------   --------
                                                                               (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $102,341     $109,895
   Accounts receivable - net of allowance for doubtful accounts of
      $1,633 as of December 31, 2002 and $1,458 as of June 30, 2002 ........       29,634       33,094
   Income taxes recoverable ................................................           34        1,194
   Prepaid expenses and other current assets ...............................        2,799        2,530
   Deferred tax asset ......................................................        1,407           --
                                                                                 --------     --------
   Total current assets ....................................................      136,215      146,713

Capital assets .............................................................        8,380        8,401
Goodwill, net of accumulated amortization of $12,807 at December 31, 2002
   and June 30, 2002 .......................................................       29,599       24,587
Future tax asset ...........................................................       12,413           --
Other assets ...............................................................       13,543        7,146
                                                                                 --------     --------
                                                                                 $200,150     $186,847
                                                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities (note 3) .......................     $ 25,843     $ 18,889
   Deferred revenues .......................................................       27,208       23,927
                                                                                 --------     --------
   Total current liabilities ...............................................       53,051       42,816

Long-term liabilities:
   Deferred revenues .......................................................        2,975           --
   Accrued Liabilities .....................................................        4,047           --
                                                                                 --------     --------
   Total long-term liabilities .............................................        7,022           --

Shareholders' equity:
   Share capital
      19,298,235 and 19,875,872 Common Shares issued and
         outstanding at December 31, 2002 and June 30, 2002, respectively ..      199,578      204,815
         Accumulated other comprehensive income ............................       (1,564)        (780)
   Accumulated deficit (note 6) ............................................      (57,937)     (60,004)
                                                                                 --------     --------
   Total shareholders' equity ..............................................      140,077      144,031
                                                                                 --------     --------
                                                                                 $200,150     $186,847
                                                                                 ========     ========

      See accompanying notes to condensed consolidated financial statements

                              OPEN TEXT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In US Dollars)
                      (in thousands, except per share data)

                                                Three months ended    Six months ended
                                                    December 31,         December 31,
                                                ------------------   ------------------
                                                 2002        2001      2002       2001
                                                -------    -------   -------    -------
                                                   (unaudited)           (unaudited)
Revenues:
   License and networking                       $17,368    $15,875   $32,844    $30,582
   Customer support                              14,883     12,230    28,545     24,211
   Service                                       10,763     11,553    19,280     20,637
                                                -------    -------   -------    -------
      Total revenues                             43,014     39,658    80,669     75,430

Cost of revenues:
   License and networking                         1,618      1,585     3,267      2,627
   Customer support                               2,401      2,190     4,718      4,258
   Service                                        7,447      7,163    13,682     14,197
                                                -------    -------   -------    -------
      Total cost of revenues                     11,466     10,938    21,667     21,082
                                                -------    -------   -------    -------
Gross profit                                     31,548     28,720    59,002     54,348

Operating expenses:
   Research and development                       6,850      5,330    13,012     12,031
   Sales and marketing                           13,815     14,049    25,801     25,705
   General and administrative                     3,545      3,273     6,787      6,409
   Depreciation                                   1,228      1,470     2,444      2,895
   Amortization of acquired intangible assets       738      1,658     1,225      3,313
                                                -------    -------   -------    -------
      Total operating expenses                   26,176     25,780    49,269     50,353
                                                -------    -------   -------    -------
Income from operations                            5,372      2,940     9,733      3,995
Other income                                        498         55     1,115        236
Interest income                                     348        498       732      1,192
                                                -------    -------   -------    -------
Income before income taxes                        6,218      3,493    11,580      5,423
Provision for income taxes (note 4)                  --         --        --       (289)
                                                -------    -------   -------    -------
Net income for the period                       $ 6,218    $ 3,493   $11,580    $ 5,134
                                                =======    =======   =======    =======

Basic net income per share (note 7)             $  0.32    $  0.18   $  0.60    $  0.26
                                                =======    =======   =======    =======
Diluted net income per share (note 7)           $  0.31    $  0.16   $  0.57    $  0.24
                                                =======    =======   =======    =======
Weighted average number of Common
   Shares outstanding - basic                    19,282     19,835    19,461     19,873
                                                =======    =======   =======    =======
Weighted average number of Common
   Shares outstanding - diluted                  20,359     21,302    20,437     21,262
                                                =======    =======   =======    =======

      See accompanying notes to condensed consolidated financial statements

                              OPEN TEXT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of US Dollars)

                                                                     Three months ended    Six months ended
                                                                         December 31,        December 31,
                                                                     ------------------   ------------------
                                                                       2002      2001       2002       2001
                                                                     --------   -------   --------   -------
                                                                         (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income for the period                                         $  6,218   $ 3,493   $ 11,580   $ 5,134
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization of acquired
            intangible assets                                           1,966     3,128      3,669     6,208
         Other                                                             --        --         --      (247)
   Changes in operating assets and liabilities
      net of assets acquired:
         Accounts receivable                                            2,609    (1,650)     6,124     5,557
         Prepaid expenses and other current assets                      1,072        32      1,336      (448)
         Accounts payable - trade and accrued liabilities                 532     3,692     (1,076)      286
         Income taxes payable                                              --    (1,965)        --    (1,825)
         Income taxes recoverable                                        (151)     (315)      (177)     (315)
         Deferred revenue                                                (364)     (173)       396    (3,559)
         Unrealized foreign exchange loss                                (214)     (200)      (581)     (820)
                                                                     --------   -------   --------   -------
Net cash provided by operating activities                              11,668     6,042     21,271     9,971
                                                                     --------   -------   --------   -------
Cash flows from investing activities:
   Acquisitions of capital assets                                        (918)   (1,015)    (1,448)   (1,751)
   Purchase of Centrinity Inc., net of cash acquired                  (11,369)       --    (11,369)       --
   Purchase of patent                                                      --        --     (1,246)       --
   Purchase of investments                                                 --      (623)        --      (709)
   Business acquisition costs                                              --      (212)        --      (212)
   Other                                                                   --        --       (132)       --
                                                                     --------   -------   --------   -------
Net cash used in investing activities                                 (12,287)   (1,850)   (14,195)   (2,672)
                                                                     --------   -------   --------   -------
Cash flows from financing activities:
   Payments of obligations under capital leases                            --        --         --       (14)
   Proceeds from issuance of Common Shares                                775     2,900      2,486     4,456
   Repurchase of Common Shares                                         (1,066)       --    (17,302)   (8,259)
                                                                     --------   -------   --------   -------
Net cash provided by (used in) financing activities                      (291)    2,900    (14,816)   (3,817)
                                                                     --------   -------   --------   -------

Foreign exchange gain (loss) on cash held in foreign currency             238       (45)       186       179
                                                                     --------   -------   --------   -------

Increase (decrease) in cash and cash equivalents during the period       (672)    7,047     (7,554)    3,661
Cash and cash equivalents at beginning of period                      103,013    84,140    109,895    87,526
                                                                     --------   -------   --------   -------
Cash and cash equivalents at end of period                           $102,341   $91,187   $102,341   $91,187
                                                                     ========   =======   ========   =======
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                             $      5   $     4   $      9   $    12
Cash paid during the period for taxes                                      --        --         --       150

      See accompanying notes to condensed consolidated financial statements

                              OPEN TEXT CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Open Text Corporation and its wholly-owned subsidiaries, collectively referred to as "Open Text" or the "Company". All intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Quarterly Report on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

     The information furnished reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for both the three months and six months ended December 31, 2002 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2003.

     These condensed consolidated financial statements are expressed in US dollars and are prepared in accordance with US generally accepted accounting principles ("US GAAP"). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K, except as described in Note 2 - Accounting Policies of these condensed consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, investments, long-lived assets and litigation.

     Comprehensive net income

     Comprehensive net income is comprised of net income and other comprehensive income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a foreign currency, and the inclusion of unrealized capital gains and losses on available for sale marketable securities. The Company's total comprehensive net income was as follows:

                              OPEN TEXT CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

                                                     Three months ended   Six months ended
                                                        December 31,        December 31,
                                                     ------------------   ----------------
                                                        2002     2001      2002      2001
                                                       ------   ------    -------   ------
Other comprehensive income (loss):
   Foreign currency translation adjustment             $ (104)  $   79    $  (798)  $   21
   Unrealized gain on available for sale securites         59       --         14       --
                                                       ------   ------    -------   ------
Other comprehensive income (loss):                        (45)      79       (784)      21
Net income for the period                               6,218    3,493     11,580    5,134
                                                       ------   ------    -------   ------
Comprehensive net income for the period                $6,173   $3,572    $10,796   $5,155
                                                       ======   ======    =======   ======

NOTE 2 - ACCOUNTING POLICIES

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

                              OPEN TEXT CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

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

     Impairment of long-lived assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS no. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting requirements of ABP No 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted SFAS 144 beginning July 1, 2002. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair market value. Adopting the provisions of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

     Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 beginning July 1, 2002. The Company has assessed the impact of SFAS 142 on its operating results and financial condition, and has determined that there currently exists no impairment in its goodwill.

                              OPEN TEXT CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

     Adjusted net income and per share amounts for the three and six months ended December 31, 2002 and 2001 as if the principles in SFAS 142 had been applied in both periods would be as follows:

                                               Three months ended            Six months ended
                                          ---------------------------   ---------------------------
                                          December 31,   December 31,   December 31,   December 31,
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
     Net income for the period               $6,218         $3,493         $11,580        $5,134
     Add back: goodwill amortization
                                                 --          1,063              --         2,122
                                             ------         ------         -------        ------
     Adjusted net income for the period      $6,218         $4,556         $11,580        $7,256
                                             ======         ======         =======        ======
     Adjusted net income per share
        Basic                                $ 0.32         $ 0.23         $  0.60        $ 0.37
        Diluted                              $ 0.31         $ 0.21         $  0.57        $ 0.34

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

     Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction", are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second fiscal quarter of 2002, and does not expect that its provisions will have a material impact on its financial condition or results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

     Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 are effective for the Company's interim period ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has adopted the disclosure requirements, but has not determined the impact of the measurement requirements of FIN 45.

                             OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

     Consolidation of Variable Interest Entities

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation provisions of FIN 46 are effective for all newly created entities created after January 31, 2003, and are applicable to existing entities as of the quarter beginning July 1, 2003. The Company has not determined the impact of the requirements of FIN 46.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

                                                            As of        As of
                                                         December 31,   June 30,
                                                             2002         2002
                                                         ------------   --------
                                                          (unaudited)

Accounts payable - trade                                    $ 4,631      $ 2,288
Accrued trade liabilities                                    10,028        8,300
Amounts payable for acquisitions                              2,582          871
Accrued salaries and commissions                              8,248        7,376
Other liabilities                                               354           54
                                                            -------      -------
                                                            $25,843      $18,889
                                                            =======      =======

NOTE 4 - INCOME TAXES

     As of December 31, 2002, the Company had total net deferred tax assets of $20.3 million, the principal component of which is temporary differences associated with net operating loss carryforwards. The Company operates in several tax jurisdictions. The Company's income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company has provided against the deferred tax asset with a valuation allowance of $6.5 million because it believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

     As of December 31, 2002, the Company and its subsidiaries had approximately $46.0 million of losses and deductions available to reduce taxable income in future years, the benefit of which is reflected in the deferred tax assets. Deductions of $6.0 million have no expiration date, and the balance of losses expire between 2004 and 2011.

     The net deferred income tax asset as at December 31, 2002, of $13.8 million arises from available income tax losses and future income tax deductions. The Company's ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $6.5 million is required in respect of its deferred income tax assets as at December 31, 2002. A valuation allowance of $9.3 million was required for the deferred income tax assets as at June 30, 2002. In order to fully utilize the net deferred income tax assets of $13.8 million, the Company will need to generate future taxable income in applicable jurisdictions of approximately $35 million. Based on the Company's current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at December 31, 2002.

NOTE 5 - SEGMENT INFORMATION

     The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

     Included in the following operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs

                             OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. The "Other" category consists of geographic regions other than North America and Europe.

     Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development, and restructuring costs. Goodwill and other intangible assets have been included in segment assets.

     Information about reported segments are as follows:

                                            North
                                           America    Europe    Other     Total
                                           -------   -------   ------   --------

   Three months ended December 31, 2002

Revenue from external customers            $26,088   $15,570   $1,356   $ 43,014
Operating costs                             24,864     9,762    1,050     35,676
                                           -------   -------   ------   --------
Contribution margin                        $ 1,224   $ 5,808   $  306   $  7,338
                                           =======   =======   ======   ========
Segment assets as of December 31, 2002     $74,768   $33,058   $1,620   $109,446
                                           =======   =======   ======   ========
   Three months ended December 31, 2001

Revenue from external customers            $23,602   $14,548   $1,508   $ 39,658
Operating costs                             21,994    10,421    1,175     33,590
                                           -------   -------   ------   --------
Contribution margin                        $ 1,608   $ 4,127   $  333   $  6,068
                                           =======   =======   ======   ========
Segment assets as of December 31, 2001     $59,197   $26,854   $1,730   $ 87,781
                                           =======   =======   ======   ========

                                            North
                                           America    Europe    Other    Total
                                           -------   -------   ------   -------

   Six months ended December 31, 2002

Revenue from external customers            $48,236   $30,043   $2,390   $80,669
Operating costs                             42,425    22,536    2,306    67,267
                                           -------   -------   ------   -------
Contribution margin                        $ 5,811   $ 7,507   $   84   $13,402
                                           =======   =======   ======   =======

   Six months ended December 31, 2001

Revenue from external customers            $46,683   $26,683   $2,084   $75,430
Operating costs                             40,212    22,529    2,486    65,227
                                           -------   -------   ------   -------
Contribution margin                        $ 6,471   $ 4,134   $ (402)  $10,203
                                           =======   =======   ======   =======

                             OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (tabular dollar amounts in thousands, except share data)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended December 31, 2002 and 2001 are as follows:

                                                 Three months ended December 31,
                                                 -------------------------------
                                                          2002     2001
                                                         ------   ------
Total contribution margin from operating
   segments above                                        $7,338   $6,068
Amortization and depreciation                             1,966    3,128
                                                         ------   ------
Total operating income                                    5,372    2,940
Interest, other income, and taxes                           846      553
                                                         ------   ------
Net Income                                               $6,218   $3,493
                                                         ======   ======

                                                  Six months ended December 31,
                                                  -----------------------------
                                                          2002      2001
                                                        -------   -------

Total contribution margin from operating
    segments above                                      $13,402   $10,203
Amortization and depreciation                             3,669     6,208
                                                        -------   -------
Total operating income                                    9,733     3,995
Interest, other income, and taxes                         1,847     1,139
                                                        -------   -------
Net income                                              $11,580   $ 5,134
                                                        =======   =======

                                                         December 31,   June 30,
                                                             2002         2002
                                                         ------------   --------

Segment assets                                             $109,446     $ 86,240
Term deposits                                                90,557      100,473
Investments                                                     147          134
                                                           --------     --------
Total corporate assets                                     $200,150     $186,847
                                                           ========     ========

The following table sets forth the distribution of net revenues determined by location of customer and identifiable assets, by geographic area where the net revenue for such location is greater than 10% of total revenue, for the three and six months ended December 31, 2002 and 2001:

                              OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

                                                 Three months ended December 31,
                                                 -------------------------------
                                                         2002      2001
                                                        -------   -------

Net revenues:
   Canada                                               $ 3,728   $ 2,874
   United States                                         22,360    20,728
   United Kingdom                                         5,073     4,268
   Rest of Europe                                        10,497    10,280
   Other                                                  1,356     1,508
                                                        -------   -------
Total revenues                                          $43,014   $39,658
                                                        =======   =======

                                                  Six months ended December 31,
                                                  -----------------------------
                                                         2002      2001
                                                        -------   -------

Net revenues:
   Canada                                               $ 6,090   $ 5,307
   United States                                         42,146    41,333
   United Kingdom                                         9,419     9,585
   Rest of Europe                                        20,624    17,051
   Other                                                  2,390     2,154
                                                        -------   -------
Total revenues                                          $80,669   $75,430
                                                        =======   =======

                                                         December 31,   June 30,
                                                             2002         2002
                                                         ------------   --------
Segment assets:
   Canada                                                  $ 36,030      $16,472
   United States                                             38,738       36,105
   United Kingdom                                            11,609        9,556
   Other                                                     23,069       24,107
                                                           --------      -------
Total segment assets                                       $109,446      $86,240
                                                           ========      =======

NOTE 6 - ACCUMULATED DEFICIT

     During the three months ended December 31, 2002, the Company, pursuant to its stock repurchase program, purchased 43,500 of its common shares on The Toronto Stock Exchange and the Nasdaq National Market at an aggregate cost of $1.1 million. $0.5 million of the repurchase was charged to common share capital based on the average carrying value of the common stock, with the remaining $0.6 million charged to accumulated deficit. During the six months ended December 31, 2002, the Company purchased 755,700 of its common shares pursuant to its stock repurchase program at an aggregate cost of $17.3 million. $7.8 million of the repurchase was charged to common share capital based on the average carrying value of the common stock, with the remaining $9.5 million charged to accumulated deficit.

     The Company did not repurchase any common shares during the three months ended December 31, 2001. During the six months ended December 31, 2001, the Company purchased 348,700 of its common shares pursuant to its stock repurchase program at an aggregate cost of $8.3 million. $3.6 million of the repurchase was charged to common

                              OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

share capital based on the average carrying value of the common stock, with the remaining $4.7 million charged to accumulated deficit.

NOTE 7 - NET INCOME PER SHARE

                                   Three Months Ended December 31,   Six Months Ended December 31,
                                   -------------------------------   -----------------------------
                                            2002      2001                  2002      2001
                                          -------   -------               -------   -------

Basic net income per share

Net income                                $ 6,218   $ 3,493               $11,580   $ 5,134
                                          =======   =======               =======   =======

Weighted average number
   of shares outstanding                   19,282    19,835                19,461    19,873
                                          =======   =======               =======   =======

Basic income per share                    $  0.32   $  0.18               $  0.60   $  0.26
                                          =======   =======               =======   =======

Diluted net income per share

Net income                                $ 6,218   $ 3,493               $11,580   $ 5,134
                                          =======   =======               =======   =======

Weighted average number
   of shares outstanding                   19,282    19,835                19,461    19,873

Dilutive effect of stock options            1,077     1,467                   976     1,389
                                          -------   -------               -------   -------

Adjusted weighted average number
   of shares outstanding                   20,359    21,302                20,437    21,262
                                          =======   =======               =======   =======

Diluted income per share                  $  0.31   $  0.16               $  0.57   $  0.24
                                          =======   =======               =======   =======

NOTE 8 - BUSINESS COMBINATIONS

     On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of Centrinity Inc. ("Centrinity") for cash consideration of $20.3 million. The transaction was completed by way of an amalgamation of Centrinity with 3801853 Canada Inc., a wholly-owned subsidiary of Open Text. The results of operations of Centrinity have been consolidated with those of Open Text beginning November 1, 2002. Toronto-based Centrinity, which has developed a communications and messaging platform, has over 8 million users worldwide. Open Text intends on further developing this technology, and plans for it to be integrated into its flagship product, Livelink.

     The following table summarizes the purchase price allocation:

                              OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

Cash and cash equivalents                                              $  8,931
Accounts receivable                                                       1,682
Prepaid expenses and other current assets                                 1,138
Capital assets                                                            1,655
Future tax assets                                                        12,413
Customer contracts                                                        1,000
Customer relationships                                                    1,400
Purchased technology                                                      4,000
Goodwill                                                                  5,012
                                                                       --------
   Total assets acquired                                                 37,231

Accounts payable and accrued liabilities                                 (5,600)
Deferred revenues                                                        (5,522)
Liabilities recognized in connection with the business combination       (5,809)
                                                                       --------
   Total liabilities assumed                                            (16,931)
                                                                       --------
      Net assets acquired                                              $ 20,300
                                                                       ========

     The total purchase price allocated to goodwill of $5.0 million was assigned to the Company's reportable geographic segments as follows:

 North America                        $2,757
 Europe                                2,255
                                      ------
                                      $5,012
                                      ======

     In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

     The customer contracts of $1.0 million was assigned a useful life of 3 years, while the customer relationships of $1.4 million were assigned a useful life of 7 years. The purchased technology of $4.0 million has been separated into subcomponents, whose useful lives have been assigned as either 5 or 7 years.

     As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Centrinity totaling $5.8 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Centrinity workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $5.8 million, $5.1 million remains accrued at December 31, 2002.

     The following pro forma results of operations reflect the combined results of Open Text and Centrinity for the three and six-month periods ended December 31, 2002 and 2001, as if the business combination occurred as of the beginning of Open Text's fiscal year. The information used for this pro forma disclosure was obtained from unaudited reports filed with the Ontario Securities Commission for the periods ended September 30, 2001, December 31, 2001, and internal financial reports prepared by Centrinity from June 1, 2002 through the date of acquisition, November 1, 2002.

                              OPEN TEXT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (tabular dollar amounts in thousands, except share data)

                                                                                     Pro Forma Results of Operations
                                                                       ---------------------------------------------------------
                                                                            Three months ended             Six months ended
                                                                       ---------------------------   ---------------------------
                                                                       December 31,   December 31,   December 31,   December 31,
                                                                           2002           2001           2002           2001
                                                                       ------------   ------------   ------------   ------------
Revenue                                                                  $46,057         $42,345        $87,074       $82,840
Net Income                                                                 4,872           1,363          7,758          (368)
Basic net income per share                                               $  0.25         $  0.07        $  0.40       $ (0.02)
Shares used in computing basic net income per share (in thousands)        19,640          19,910         19,461        19,873
Diluted net income per share                                             $  0.24         $  0.07        $  0.38       $ (0.02)
Shares used in computing diluted net income per share (in thousands)      20,536          19,910         20,437        19,873

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as "believes", "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate" or "intends" or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken or achieved) are not statements of historical fact and may be "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in "Cautionary Statements" beginning on page 25 of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management's current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

     During the three months ended December 31, 2002, the Company recorded total revenue of $43.0 million, of which license and networking revenue was $17.4 million, as well as net income of $6.2 million. In addition, the Company's cash and cash equivalents were $102.3 million, with cash flow from operations totaling $11.7 million. The Company's days' sales outstanding ("DSO") of 62 days at December 31, 2002, decreased from 71 days at December 31, 2001. Segment information relating to the financial statements is presented in Note 5 to the Company's condensed consolidated financial statements.

     On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of Centrinity Inc., of Toronto, for cash consideration of $20.3 million. The transaction was completed by way of an amalgamation of Centrinity with 3801853 Canada Inc., a wholly-owned subsidiary of Open Text. The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company's current business or products. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

     On January 9, 2003, Open Text announced that it entered into a definitive acquisition agreement to acquire all of the issued and outstanding capital stock of Eloquent Inc. ("Eloquent"), of San Mateo, California. The purchase price will consist of cash consideration of up to $6.7 million, or approximately $0.34 per outstanding share of Eloquent Common Stock, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The purchase price is subject to a downward closing adjustment based on Eloquent's net cash at closing as described in the acquisition agreement. The companies expect the transaction to close within approximately 90 days of the signing of the definitive agreement subject to certain closing conditions, including approval by Eloquent's stockholders.

Critical Accounting Policies and Estimates

     The Company's condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission, except as described in Note 2 of these condensed consolidated financial statements. Dollar amounts in this Quarterly Report on Form 10-Q are presented in United States dollars unless otherwise indicated.

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

     The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element and then recognized as revenue as that element is delivered.

     The Company's multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support ("PCS") are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company's significant PCS renewal experience, from its large worldwide installed base. The Company's multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer's benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

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

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customers' financial condition but if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

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

     Income Taxes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

     Long-Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company evaluates the carrying value of intangible assets for impairment of value based on undiscounted future cash flows, which are calculated by management based on financial plans and expectations, taking into account current business trends, economic outlook, business strategies and other relevant information. While the Company has not experienced the impairment of intangible assets in prior periods, the Company cannot guarantee that there will not be impairment in the future.

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

Results of Operations

Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

     Revenues. The Company's total revenues increased 8% from $39.7 million in the three months ended December 31, 2001 to $43.0 million for the three months ended December 31, 2002. License and networking revenues increased 9% from $15.9 million in the three months ended December 31, 2001 to $17.4 million in the three months ended December 31, 2002. Networking revenue increased slightly to $1.1 million in the three month period ended December 31, 2002 compared to $1.0 million during the three-month period ended December 31, 2001. The increase in license and networking revenues is a reflection of both the acquisition of Centrinity during the quarter ended December 31, 2002, as well as modest organic growth despite a continued challenging economic environment. As has been the Company's experience over the past several quarters, information technology spending has been severely cut back or limited within many companies. The additional levels of approval that are now required prior to licensing software in many companies has also resulted in a lengthening of the Company's sales cycles. The growth that was experienced in license and networking revenues during the three months ended December 31, 2002 as compared with the three months ended December 31, 2001 was in part due to an increase in larger transactions concluded during the quarter. The Company completed several transactions during the quarter that will generate over $1.0 million in revenue, the majority of which represents license revenue. This continues a trend that the Company has experienced over the past several quarters of closing larger license transactions than had been experienced throughout most of fiscal 2002. The Company is uncertain, however, as to whether this trend will continue throughout the remaining fiscal 2003.

     Customer support revenues increased 22% from $12.2 million in the three months ended December 31, 2001 to $14.9 million for the three months ended December 31, 2002. The increase in customer support revenues was attributable to very strong renewal rates for maintenance contracts from existing customers experienced over the past 12 months as well as incremental customer support revenues from new licenses over the past 12 months. Also impacting customer support revenue during the quarter ended December 31, 2002 was customer support revenue generated by Centrinity.

     Service revenues decreased 7% from $11.6 million in the three months ended December 31, 2001 to $10.8 million in the three months ended December 31, 2002. The decrease in service revenues relates primarily to the decrease in the number of billable personnel within the Company's services organization during the three month period ended December 31, 2002 as compared to the three months ended December 31, 2001. The revenue generated from the services organization has decreased relatively proportionately to the decrease in personnel. Also impacting service revenues during the three months ended December 31, 2002 was revenue generated as a result of the Company's North American user's conference, which was down slightly from the amount recognized during the three months ended December 31, 2001.

     No single customer accounted for greater than 10% of the Company's revenue in the three months ended December 31, 2002 or in the three months ended December 31, 2001. For the three months ended December 31, 2002, 61% of total revenues were from customers located in North America, 36% of total revenues were from customers in Europe and 3% of revenues were from customers in countries outside North America and Europe ("Other"), compared with 59%, 37% and 4%, respectively, for North America, Europe and Other for the three months ended December 31, 2001.

     Cost of revenues. Cost of license and networking revenues remained consistent at $1.6 million in both the three months ended December 31, 2001 and 2002. Cost of networking revenues totaled $0.1 million during each of the quarters ended December 31, 2002 and 2001. Included in cost of license and networking revenues are costs relating to packaging the Company's products, as well as royalties relating to licensed software and other third party software costs. As a percentage of license and networking revenues, cost of license and networking revenues represented 9% in the three months ended December 31, 2002 compared with 10% in the three months ended December 31, 2001 due to a higher total revenue base.

     Cost of customer support revenues increased 10% from $2.2 million in the three months ended December 31, 2001 to $2.4 million in the three months ended December 31, 2002. As a percentage of customer support revenues, cost of customer support revenues decreased from 18% in the three months ended December 31, 2001 to 16% during the three months ended December 31, 2002. The increase in cost of customer support revenues in absolute dollars is primarily due to an increase in personnel-related expenses, including those associated with the Centrinity acquisition.

     Cost of service revenues increased 4% from $7.2 million in the three months ended December 31, 2001 to $7.4 million in the three months ended December 31, 2002. As a percentage of service revenues, cost of service revenues increased from 62% in the three months ended December 31, 2001 to 69% in the three months ended December 31, 2002. The increase in cost of service revenues in absolute dollars was primarily a result of the fact that during the three months ended December 31, 2001 there were more investment tax credits earned by the Company's services organization than during three months ended December 31, 2002.

     Research and development. Research and development expenses increased 29% from $5.3 million in the three months ended December 31, 2001 to $6.9 million in the three months ended December 31, 2002. Research and development expenses consist primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of revenues, research and development expenses increased from 13% in the three months ended December 31, 2001 to 16% in the three months ended December 31, 2002. The increase in research and development expenses primarily resulted from a decrease in the amount of research and development tax credits earned during the three month period ended December 31, 2002 as compared with the three month period ended December 31, 2001. Research and development expenses also increased as a result of the acquisition of the Centrinity development organization during the three weeks ended December 31, 2002.

     Sales and marketing. Sales and marketing expenses decreased 2% from $14.0 million in the three months ended December 31, 2001 to $13.8 million in the three months ended December 31, 2002. Sales and marketing expenses include the costs associated with the Company's sales-force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of revenues, sales and marketing expenses decreased slightly from 35% in the three months ended December 31, 2001 to 32% in the three months ended December 31, 2002. The decrease in sales and marketing expenses in absolute dollars during the three months ended December 31, 2002 compared with the three months ended December 31, 2001 is a result of reduced spending associated with discretionary external marketing initiatives. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended December 31, 2002 resulted from lower absolute dollar spending and a higher total revenue base.

     General and administrative. General and administrative expenses increased 8% from $3.3 million in the three months ended December 31, 2001 to $3.5 million in the three months ended December 31, 2002. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of revenues, general and administrative expenses remained consistent at 8% in both the three months ended December 31, 2001 and 2002. The increase in general and administrative expenses during the three month period ended December 31, 2002 as compared with the three month period ended December 31, 2001 is primarily a result of additional personnel assumed as a result of the Centrinity acquisition. Some of these additional personnel will be terminated in future periods following the integration of the two organizations. (See Note 8 of the condensed consolidated financial statements).

     Depreciation. Depreciation expense decreased 16% from $1.5 million in the three months ended December 31, 2001 to $1.2 million in the three months ended December 31, 2002. As a percentage of revenues, depreciation expense decreased from 4% in the three months ended December 31, 2001 to 3% during the three months ended December 31, 2002. The decrease in depreciation expense in absolute dollars between the two periods is a result of the fact that over the past year the Company has not made significant capital expenditures, and therefore its base of capital assets has become increasingly depreciated.

     Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased 55% from $1.7 million in the three months ended December 31, 2001 to $738,000 in the three months ended December 31, 2002. As a percentage of revenues, amortization of acquired intangible assets decreased from 4% in the three months ended December 31, 2001 to 2% in the three months ended December 31, 2002. This decrease is due to the fact that beginning in fiscal 2002, the Company discontinued its amortization of goodwill consistent with recent accounting pronouncements requiring a change in accounting policy. The 2001 period includes $1.1 million of goodwill amortization. This reduction in amortization of acquired intangible assets was slightly offset by a partial period of amortization associated with the acquisition of Centrinity.

     Other income. Other income increased 805% from $55,000 for the three months ended December 31, 2001 to $498,000 for the three months ended December 31, 2002. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

     Interest income. Interest income decreased 30% from $498,000 for the three months ended December 31, 2001 to $348,000 for the three months ended December 31, 2002. The reduction in interest income is a result of the fact that lower interest rates realized during the three month period ended December 31, 2002 more than offset the fact that the Company had higher cash balances during the three months ended December 31, 2002.

     Income taxes. The net deferred income tax asset as at December 31, 2002, of $13.8 million arises from available income tax losses and future income tax deductions. The Company's ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $6.5 million is required in respect of its deferred income tax assets as at December 31, 2002. A valuation allowance of $9.3 million was required for the deferred income tax assets as at June 30, 2002. In order to fully utilize the net deferred income tax assets of $13.8 million, the Company will need to generate future taxable income in applicable jurisdictions of approximately $35 million. Based on the Company's current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at December 31, 2002.

Results of Operations

Six Months Ended December 31, 2002 Compared with the Six Months Ended December 31, 2001

     Revenues. The Company's total revenues increased by 7% from $75.4 million for the six months ended December 31, 2001 to $80.7 million for the six months ended December 31, 2002. License and networking revenue also increased by 7% from $30.6 million in the six months ended December 31, 2001 to $32.8 million in the six months ended December 31, 2002, largely as a result of the Company closing a greater number of larger license transactions during fiscal 2002.

     Customer support revenues increased 18% from $24.2 million in the six months ended December 31, 2001 to $28.5 million for the six months ended December 31, 2002. The customer support revenue increase primarily resulted from growth in the Company's user base through new licenses, as well as strong customer renewal rates for maintenance and the addition of Centrinity's customer support revenues beginning November 1, 2002.

     Service revenues decreased 6% from $20.6 million in the six months ended December 31, 2001 to $19.3 million in the six months ended December 31, 2002, due to a decrease in the number of billable resources employed in the Company's services organization compared with a year ago.

     Cost of revenues. Cost of license and networking revenues increased 24% from $2.6 million in the six months ended December 31, 2001 to $3.3 million in the six months ended December 31, 2002. As a percent of license and networking revenues, cost of license and networking revenues increased from 9% in the six months ended December 31, 2001 to 10% in the six months ended December 31, 2002. The increase in cost of license and networking revenues was largely the result of increases in certain expenses that increase proportionately with license revenue, such as third-party software costs and royalties.

     Cost of customer support revenues increased 11% from $4.3 million in the six months ended December 31, 2001 to $4.7 million in the six months ended December 31, 2002. As a percent of customer support revenues, cost of revenues decreased from 18% in the six months ended December 31, 2001 to 17% in the six months ended

December 31, 2002. Customer support costs in absolute dollars increased due to an increase in personnel in both the support and contract renewal areas to support the Company's growing installed customer base, increased expenses related to education and travel, and costs related to its acquisition of Centrinity.

     Cost of service revenues decreased from $14.2 million during the six months ended December 31, 2001 to $13.7 million in the six months ended December 31, 2002. As a percentage of service revenues, the cost of service revenues increased from 68% in the six months ended December 31, 2001 to 71% in the six months ended December 31, 2002. In addition to reductions in personnel-related costs, the Company realized savings in a number of other variable expense areas, including travel, communications, training, and recruiting, which were partially offset by lower investment tax credits earned by the Company's services organization during the six months ended December 31, 2002.

     Research and development. Research and development costs increased 8% from $12.0 million in the six months ending December 31, 2001 to $13.0 million in the six months ending December 31, 2002. As a percentage of revenues, research and development costs remained constant at 16% for the six months ended December 31, 2001 to the six months ended December 31, 2002. Research and development costs consist primarily of personnel expenses, and their related facilities and equipment expenses. The increase in research and development expense in absolute dollars resulted primarily from increased compensation expenses resulting from additional personnel, some of whom were obtained through the Centrinity acquisition. The increase in research and development expenses was partially due to the fact that the Company's research and development tax credit claim in the six month period ended December 31, 2001 was more significant than the tax credits earned during the six month period ended December 31, 2002.

     Sales and marketing. Sales and marketing expenses increased from $25.7 million in the six month period ended December 31, 2001 to $25.8 million in the six month period ended December 31, 2002. As a percentage of revenues, sales and marketing expenses decreased from 34% for the six months ending December 31, 2001 to 32% during the six months ended December 31, 2002. Although the total sales and marketing expenses were relatively consistent between the two periods, the Company increased personnel expenses and employee incentive programs, while decreasing external marketing programs over the past year. Sales and marketing expenses as a percentage of revenues decreased due to a higher total revenue base.

     General and administrative. General and administrative expenses increased 6% from $6.4 million in the six months ended December 31, 2001 to $6.8 million in the six months ended December 31, 2002. As a percentage of revenues, general and administrative expense increased from 8% in the six months ended December 31, 2001 to 9% in the six months ended December 31, 2002. The increase in general and administrative expense since the prior year was a result of increases in personnel-related costs, including additional personnel assumed in the Centrinity acquisition.

     Depreciation. Depreciation decreased 16% from $2.9 million in the six months ended December 31, 2001 to $2.4 million in the six months ended December 31, 2002. As a percentage of revenues depreciation expense decreased from 4% in the six months ended December 31, 2001 to 3% in the six months ended December 31, 2002. This decrease is due to reduced expenditures on capital assets resulting in an increasingly depreciated capital asset base.

     Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased 63% from $3.3 million in the six months ended December 31, 2001 to $1.2 in the six months ended December 31, 2002. As a percentage of revenues, amortization of acquired intangible assets decreased from 4% in the six months ended December 31, 2001 to 2% in the six months ended December 31, 2002. This decrease is due to the fact that beginning in fiscal 2002, the Company discontinued its amortization of goodwill consistent with recent accounting pronouncements requiring a change in accounting policy.

     Other income. Other income increased 372% from $236,000 in the six months ended December 31, 2001 to $1.1 million in the six month period ended December 31, 2002, due to gains in foreign currency exchange.

     Interest income. Interest income decreased 39% from $1.2 million in the six months ended December 31, 2001 to $732,000 in the six months ended December 31, 2002, as a result of lower interest rates, despite the fact that the Company maintained higher average cash balances during the six month period ended December 31, 2002 as compared with the six month period ended December 31, 2001.

Liquidity and Capital Resources

     At December 31, 2002, the Company had current assets of $136.2 million, current liabilities of $53.1 million and working capital of $83.1 million. These amounts compare to current assets of $146.7 million, current liabilities of $42.8 million and working capital of $103.9 million at June 30, 2002. The decrease in the Company's current assets and working capital balances since the beginning of the fiscal year are largely a result of the Company's share buyback program as well as the consideration paid for the Centrinity acquisition, both of which were partially offset by cash generated by the Company's operations over the six month period ended December 31, 2002. During the three months ended December 31, 2002, the Company repurchased for cancellation a total of 45,300 of its Common Shares on the open market for total consideration of $1.1 million. At December 31, 2002, the Company had cash and cash equivalents totaling $102.3 million, compared to cash and cash equivalents of $109.9 million at June 30, 2002.

     Net cash provided by operating activities during the three months ended December 31, 2002 was $11.7 million, compared to $6.0 million during the three months ended December 31, 2001. The increase was primarily a result of higher net income and stronger cash collections related to the Company's accounts receivables during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

     Net cash provided by operating activities during the six months ended December 31, 2002 was $21.3 million, compared to $10.0 million during the six months ended December 31, 2001. The increase was primarily a result of higher net income and stronger cash collections related to the Company's accounts receivables during the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

     Net cash used for investing activities was $12.3 million during the three months ended December 31, 2002 compared to $1.9 million during the three months ended December 31, 2001. During the three month period ended December 31, 2002, the Company paid $11.4 million to purchase Centrinity, as well as $918,000 to the purchase of capital assets. During the three month period ended December 31, 2001, the Company spent approximately $1.0 million on the purchase of capital assets, along with $623,000 for the purchase of certain investments and $212,000 relating to business acquisition costs.

     Net cash used for investing activities was $14.2 million during the six months ended December 31, 2002 compared to $2.7 million during the six months ended December 31, 2001. During the six month period ended December 31, 2002, the Company paid $11.4 million to purchase Centrinity, as well as $1.4 million relating to the purchase of capital assets and $1.2 million relating to the purchase of a patent. During the six month period ended December 31, 2001, the Company spent approximately $1.8 million on the purchase of capital assets, along with $709,000 for the purchase of certain investments and $212,000 relating to business acquisition costs.

     Net cash used in financing activities was $291,000 in the three months ended December 31, 2002, resulting from the repurchase for cancellation of 45,300 Common Shares on the open market at a cost of $1.1 million, of which $0.5 million has been charged to share capital and $0.6 million has been charged to accumulated deficit, partially offset by proceeds of $775,000 from the sale of Common Shares related to the exercise of Company options. Net cash provided by financing activities was $2.9 million in the three months ended December 31, 2001, which consisted entirely of the proceeds from the sale of Common Shares related to the exercise of Company stock options.

     Net cash used in financing activities was $14.8 million in the six months ended December 31, 2002, resulting from the repurchase for cancellation of 757,500 Common Shares on the open market at a cost of $17.3 million, partially offset by proceeds of $2.5 million from the sale of Common Shares related to the exercise of Company stock options. Net cash used in financing activities was $3.8 million in the six months ended December 31, 2001, resulting from the repurchase for cancellation of 348,700 Common Shares on the open market at a cost of $8.3 million, partially offset by proceeds of $4.5 million from the sale of Common Shares related to the exercise of Company stock options.

     The Company has a Cdn$10.0 million (USD$6.3 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at December 31, 2002 and the entire amount of which was available for use. The line of credit bears interest at the lender's prime rate plus 0.5% and is secured by all of the Company's assets, including an assignment of accounts receivable.

     On January 9, 2003, the Company announced that it had entered into a definitive acquisition agreement with Eloquent Inc. ("Eloquent") of San Mateo, California, whereby Open Text will acquire all of the issued and outstanding capital stock of Eloquent for cash consideration of up to $6.7 million, or approximately $0.34 per outstanding share of Eloquent Common Stock, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The purchase price is subject to a downward closing adjustment based on Eloquent's net cash at closing as described in the acquisition agreement. The companies expect the transaction to close within 90 days of the signing of the agreement, subject to certain closing conditions, including approval by Eloquent's stockholders.

     With the acquisition of Centrinity, the Company has assumed additional expenses relating to its ongoing operations. The Company does not currently anticipate any large increases in operating expenses in the foreseeable future, with the exception of the operating expenses related to the potential acquisition of Eloquent. Similarly, the Company does not currently anticipate significant increases in the levels of capital asset investments in the forseeable future.

     The Company is committed to the following minimum lease payments on operating leases for office premises and equipment for the fiscal years ending June 30 (in thousands):

2003         $ 4,089
2004           5,189
2005           4,022
2006           3,879
thereafter    15,768
             --------
             $32,947
             ========

     On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company's total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company currently anticipates that its current cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital and capital expenditures beyond the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complimentary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company's stockholders may be reduced, the Company's stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company's stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance its services or products would be significantly limited.

Cautionary Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. In addition to the other information set forth herein, the following cautionary statements should be considered carefully in evaluating Open Text and its business. If any of the following risks and uncertainties were to occur, the Company's business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company's Common Shares would likely decline.

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

The Company must continue to manage its growth or its operating results could be adversely affected

     Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text's markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown from 292 as of September 1, 1996 to 1,113, excluding contractors, as of December 31, 2002. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company's competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text's growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company's administrative infrastructure, systems, procedures and controls may not adequately support the Company's operations and the Company's management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company's products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company's operating results will likely suffer.

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

Interest rate risk

     The Company's exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at December 31, 2002. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company's investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

     All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended December 31, 2002 would have been approximately $0.3 million.

Foreign currency risk

     The Company has net monetary asset and liability balances in foreign currencies other than the US Dollar, including the Canadian Dollar ("CDN"), the Pound Sterling ("GBP"), the Australian dollar ("AUD"), the Swiss Franc ("CHF"), the German Mark ("DEM"), the French Franc ("FRF"), the Dutch Guilder ("NLG"), the Danish Kroner ("DKK"), the Arabian Durham ("AED"), and the Euro ("EUR"). The Company's cash and cash equivalents are primarily held in US Dollars.

     The Company's net income is affected by fluctuations in the value of the US dollar as compared to foreign currencies as a result of transactions in foreign markets. Approximately 40%, 41%, and 39% of the Company's total revenues in fiscal 2002, 2001, and 2000, respectively, were derived from operations outside of North America. Approximately 45%, 42%, and 44% of the Company's operating expenses in fiscal 2002, 2001 and 2000, respectively, were incurred from operations outside of North America. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

     The following tables provide a sensitivity analysis on the Company's exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% decrease against the U.S. dollar would have had on the Company's total revenues, operating expenses, and net income for the three month period ended December 31, 2002. This analysis is presented in both functional and transactional currency. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

                  10% Change in Functional Currency
                  ---------------------------------
                     Total    Operating    Net
                    Revenue    Expenses   Income
                    -------   ---------   ------
Euro                  $758       $653      $105
British Pound          507        441        66
Swiss Franc            196        163        32


                  10% Change in Functional Currency
                  ---------------------------------
                     Total    Operating    Net
                    Revenue    Expenses   Income
                    -------   ---------   ------
Euro                  $738       $413     $ 325
British Pound          472        328       144
Canadian Dollar        435        896      (461)
Swiss Franc             94        159       (65)

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

PART II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

1. The following individuals were elected to the Company's Board of Directors, to hold office until the next Annual Meeting of Shareholders. The number of votes cast for each individual and the number of votes withheld are listed below.

Name                    For      Withheld
------------------   ---------   --------

P. Thomas Jenkins    9,538,408    1,730
Richard C. Black     9,538,341    1,797
Randy Fowlie         9,538,241    1,897
Peter J. Hoult       9,538,191    1,941
Brian J. Jackman     9,538,341    1,797
David Johnston       9,538,341    1,797
Ken Olisa            9,538,391    1,747
Stephen J. Sadler    9,538,391    1,747
John Shackleton      9,538,428    1,730
Michael Slaunwhite   9,538,441    1,697

2. The shareholders approved the appointment of KPMG LLP as the Company's independent auditors. There were 9,417,451 Common Shares voted in favour of the motion and there were 99,599 votes withheld. The shareholders authorized the Board of Directors to fix the auditor's remuneration.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.   Description
          -----------   -----------
             99.1       Certification of Chief Executive Officer
             99.2       Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

          Acquisition of Centrinity Inc.

          On November 18, 2002, Open Text filed a Form 8-K to announce the acquisition of on November 1, 2002, of all of the issued and outstanding share capital of Centrinity for cash consideration of CDN $1.26 per share ($20.3 million total) by way of an amalgamation with 3801853 Canada Inc., a wholly-owned subsidiary of Open Text.

          Acquisition of Centrinity Inc.

          On January 17, 2003, Open Text filed a Form 8-K/A to amend the Form 8-K filed on November 18, 2002 relating to its acquisition of Centrinity Inc. This Form 8-K/A included audited financial statements for Centrinity for the years ended September 30, 2001 and 2002, as well as pro forma financial information.

          Acquisition of Eloquent Inc.

          On January 9, 2003, Open Text issued a press release announcing that it had entered into an agreement with Eloquent Inc. ("Eloquent") of San Mateo, California, whereby Open Text will acquire all of the issued and outstanding shares of Eloquent for cash consideration of up to $6.7 million, or approximately $0.34 per share, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The purchase price is also subject to downward closing adjustment based on Eloquent's net cash at closing as described in the acquisition agreement. The companies expect the transaction to close within 90 days of the announcement, subject to certain conditions, including approval by Eloquent's stockholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OPEN TEXT CORPORATION
                                    (registrant)

Date:  February 14, 2003


                                By: /s/ P. Thomas Jenkins
                                    --------------------------------------------
                                    P. Thomas Jenkins
                                    Chief Executive Officer


                                    /s/ Alan Hoverd
                                    --------------------------------------------
                                    Alan Hoverd
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Date: February 14, 2003


                                                     /s/ P. Thomas Jenkins
                                                     ---------------------------
                                                     P. Thomas Jenkins
                                                     Chief Executive Officer

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

Date: February 14, 2003


                                                     /s/ Alan Hoverd
                                                     ---------------------------
                                                     Alan Hoverd
                                                     Chief Financial Officer