Form 10-Q
period 2003-03-31
OPEN TEXT CORP
filed 2003-05-15
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27544

OPEN TEXT CORPORATION

(Exact name of registrant as specified in its charter)

ONTARIO	98-0154400
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5

(Address of principal executive offices)

Registrant’s telephone number, including area code: (519) 888-7111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At May 9, 2003 there were 19,499,185 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In US Dollars)

(in thousands, except share data)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,098	$109,895
Available for sale securities	129	—
Accounts receivable, net of allowance for doubtful accounts of $1,933 as of March 31, 2003 and $1,458 as of June 30, 2002	30,187	33,094
Income taxes recoverable	620	1,194
Prepaid expenses and other current assets	3,388	2,530
Deferred tax asset	1,964	—

Total current assets	144,386	146,713
Capital assets	9,062	8,401
Goodwill, net of accumulated amortization of $12,807 at March 31, 2003 and June 30, 2002	42,928	24,587
Deferred tax asset	12,691	—
Other assets	12,961	7,146

	$222,028	$186,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$31,850	$18,889
Deferred revenues	34,409	23,927

Total current liabilities	66,259	42,816
Long-term liabilities:
Deferred revenues	2,731	—
Accrued liabilities	5,044	—

Total long-term liabilities	7,775	—
Shareholders’ equity:
Share capital
19,450,999 and 19,875,872 Common Shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	201,938	204,815
Accumulated other comprehensive income	(2,731)	(780)
Accumulated deficit (note 6)	(51,213)	(60,004)

Total shareholders’ equity	147,994	144,031

	$222,028	$186,847

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

(in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
License and networking	$19,025	$15,540	$51,869	$46,122
Customer support	16,190	12,157	44,735	36,368
Service	8,744	9,657	28,024	30,294

Total revenues	43,959	37,354	124,628	112,784
Cost of revenues:
License and networking	1,601	1,076	4,868	3,703
Customer support	2,734	2,149	7,452	6,407
Service	6,606	6,406	20,288	20,603

Total cost of revenues	10,941	9,631	32,608	30,713

Gross profit	33,018	27,723	92,020	82,071
Operating expenses:
Research and development	7,611	6,029	20,624	18,060
Sales and marketing	13,190	11,680	38,991	37,385
General and administrative	3,592	2,967	10,378	9,376
Depreciation	1,297	1,370	3,741	4,265
Amortization of acquired intangible assets	822	1,655	2,047	4,968

Total operating expenses	26,512	23,701	75,781	74,054

Income from operations	6,506	4,022	16,239	8,017
Other income (loss)	876	(107)	1,991	129
Interest income	239	367	971	1,559

Income before income taxes	7,621	4,282	19,201	9,705
Provision for income taxes (note 4)	(829)	—	(829)	(289)

Net income for the period	$6,792	$4,282	$18,372	$9,416

Basic net income per share (note 7)	$0.35	$0.21	$0.94	$0.47

Diluted net income per share (note 7)	$0.33	$0.20	$0.89	$0.44

Weighted average number of Common Shares outstanding—basic	19,408	20,093	19,492	19,947

Weighted average number of Common Shares outstanding—diluted	20,667	21,398	20,568	21,310

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income for the period	$6,792	$4,282	$18,372	$9,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of acquired intangible assets	2,119	3,025	5,788	9,233
Gain on sale of investments	(77)	—	(77)	—
Other	—	(672)	—	(919)
Changes in operating assets and liabilities net of assets acquired:
Accounts receivable	1,167	871	7,291	6,428
Prepaid expenses and other current assets	238	104	1,574	(344)
Accounts payable and accrued liabilities	(2,191)	(3,199)	(3,267)	(2,913)
Income taxes payable	—	(109)	(177)	(1,934)
Income taxes recoverable	(569)	—	(569)	(315)
Deferred revenue	4,195	4,048	4,591	489
Unrealized foreign exchange gain (loss)	(1,020)	1,660	(1,601)	840

Net cash provided by operating activities	10,654	10,010	31,925	19,981

Cash flows from investing activities:
Acquisitions of capital assets	(1,223)	(205)	(2,671)	(1,956)
Purchase of Centrinity Inc., net of cash acquired	—	—	(11,369)	—
Purchase of Corechange Inc., net of cash acquired	(2,695)	—	(2,695)	—
Purchase of Eloquent Inc., net of cash acquired	(2,674)	—	(2,674)	—
Purchase of patent	—	—	(1,246)	—
Purchase of investments	—	—	—	(709)
Proceeds on sale of investments	149	—	149	—
Other	(782)	—	(914)	(212)

Net cash used in investing activities	(7,225)	(205)	(21,420)	(2,877)

Cash flows from financing activities:
Payments of obligations under capital leases	—	—	—	(14)
Proceeds from issuance of Common Shares	2,361	2,951	4,847	7,407
Repurchase of Common Shares	—	—	(17,302)	(8,259)

Net cash provided by (used in) financing activities	2,361	2,951	(12,455)	(866)

Foreign exchange gain (loss) on cash held in foreign currency	(33)	64	153	243

Increase (decrease) in cash and cash equivalents during the period	5,757	12,820	(1,797)	16,481
Cash and cash equivalents at beginning of period	102,341	91,187	109,895	87,526

Cash and cash equivalents at end of period	$108,098	$104,007	$108,098	$104,007

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(tabular dollar amounts in thousands, except share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Open Text Corporation and its wholly-owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The information furnished reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for both the three months and nine months ended March 31, 2003 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2003.

These unaudited condensed consolidated financial statements are expressed in US dollars and are prepared in accordance with US generally accepted accounting principles (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, – Accounting Policies of these unaudited condensed consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, investments, long-lived assets, litigation, and the valuation allowance relating to the Company’s Deferred tax asset.

Comprehensive net income

Comprehensive net income is comprised of net income and other comprehensive income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a foreign currency, and the inclusion of unrealized capital gains and losses on available for sale marketable securities. The Company’s total comprehensive net income was as follows:

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,232)	$467	$(2,016)	$446
Unrealized gain on available for sale securities	65	864	65	864

Other comprehensive income (loss):	(1,167)	1,331	(1,951)	1,310
Net income for the period	6,792	4,282	18,372	9,416

Comprehensive net income for the period	$5,625	$5,613	$16,421	$10,726

NOTE 2—NEW ACCOUNTING POLICIES

Impairment of long-lived assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, and the accounting and reporting requirements of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company adopted SFAS 144 beginning July 1, 2002. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair market value. Adopting the provisions of SFAS 144 did not have a material impact on the Company’s financial condition or results of operations.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 beginning July 1, 2002. The Company has assessed the impact of SFAS 142 on its operating results and financial condition, and has determined that there currently exists no impairment in its goodwill.

Adjusted net income and per share amounts for the three and nine months ended March 31, 2003 and 2002 as if the principles in SFAS 142 had been applied in both periods would be as follows:

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(tabular dollar amounts in thousands, except share data)

	Three months ended		Nine months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net income for the period	$6,792	$4,282	$18,372	$9,416
Add back: goodwill amortization	—	1,655	—	4,968

Adjusted net income for the period	$6,792	$5,937	$18,372	$14,384

Adjusted net income per share
Basic	$0.35	$0.30	$0.94	$0.72
Diluted	$0.33	$0.28	$0.89	$0.67

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on July 1, 2002. Adopting the provisions of SFAS 143 did not have a material impact on the Company’s financial condition or results of operations.

Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction”, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second fiscal quarter of 2002, the provisions of which did not have a material impact on its financial condition or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 during the quarter ended March 31, 2003, and does not expect that it will have a material impact on its financial condition or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s interim period ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has adopted the disclosure requirements, and has determined that the impact of the measurement requirements of FIN 45 will not be material to its financial condition or results of operations.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(tabular dollar amounts in thousands, except share data)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The consolidation provisions of FIN 46 are effective for all newly created entities created after January 31, 2003, and are applicable to existing entities as of the quarter beginning July 1, 2003. The Company has determined that the impact of the requirements of FIN 46 will not have a material impact on its financial condition or results of operations.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	As of March 31, 2003	As of June 30, 2002
	(unaudited)
Accounts payable—trade	$3,621	$2,288
Accrued trade liabilities	13,566	8,300
Amounts payable for acquisitions	3,940	871
Accrued salaries and commissions	9,664	7,376
Other liabilities	1,059	54

	$31,850	$18,889

NOTE 4—INCOME TAXES

As of March 31, 2003, the Company had total net deferred tax assets of $21.5 million, the principal component of which is temporary differences associated with net operating loss carryforwards. The Company operates in several tax jurisdictions. The Company’s income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company has provided against the deferred tax asset with a valuation allowance of $6.8 million because it believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

As of March 31, 2003, the Company and its subsidiaries had approximately $65.6 million of losses and deductions available to reduce taxable income in future years, the benefit of which is reflected in the deferred tax assets. Deductions of $5.8 million have no expiration date, and the balance of losses expire between 2004 and 2018.

The net deferred income tax asset as at March 31, 2003 of $14.7 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. Management records a valuation allowance against deferred income tax assets when management

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(tabular dollar amounts in thousands, except share data)

believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $6.8 million is required in respect of its deferred income tax assets as at March 31, 2003. A valuation allowance of $9.3 million was required for the deferred income tax assets as at June 30, 2002. In order to fully utilize the net deferred income tax assets of $14.7 million, the Company will need to generate future taxable income in applicable jurisdictions of approximately $44.6 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at March 31, 2003.

NOTE 5—SEGMENT INFORMATION

The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

Included in the following operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. The “Other” category consists of geographic regions other than North America and Europe.

Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development, and restructuring costs. Goodwill and other intangible assets have been included in segment assets.

Information about reported segments are as follows:

	North America	Europe	Other	Total
Three months ended March 31, 2003

Revenue from external customers	$23,391	$19,602	$966	$43,959
Operating costs	17,324	17,340	670	35,334

Contribution margin	$6,067	$2,262	$296	$8,625

Segment assets as of March 31, 2003	$81,928	$47,676	$1,627	$131,231

Three months ended March 31, 2002

Revenue from external customers	$22,107	$14,102	$1,145	$37,354
Operating costs	16,547	12,997	763	30,307

Contribution margin	$5,560	$1,105	$382	$7,047

Segment assets as of March 31, 2002	$55,371	$30,172	$1,348	$86,891

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(tabular dollar amounts in thousands, except share data)

	North America	Europe	Other	Total
Nine months ended March 31, 2003

Revenue from external customers	$71,627	$49,645	$3,356	$124,628
Operating costs	59,749	39,876	2,976	102,601

Contribution margin	$11,878	$9,769	$380	$22,027

Nine months ended March 31, 2002

Revenue from external customers	$68,790	$40,765	$3,229	$112,784
Operating costs	56,759	35,526	3,249	95,534

Contribution margin	$12,031	$5,239	$(20)	$17,250

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,
	2003	2002
Total contribution margin from operating segments above	$8,625	$7,047
Amortization and depreciation	2,119	3,025

Income from operations	6,506	4,022
Interest, other income, and taxes	286	260

Net income	$6,792	$4,282

	Nine months ended March 31,
	2003	2002
Total contribution margin from operating segments above	$22,027	$17,250
Amortization and depreciation	5,788	9,233

Income from operations	16,239	8,017
Interest, other income, and taxes	2,133	1,399

Net income	$18,372	$9,416

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

	March 31, 2003	June 30, 2002
Segment assets	$131,231	$86,240
Term deposits	90,668	100,473
Available for sale securities	129	—
Investments	—	134

Total corporate assets	$222,028	$186,847

The following table sets forth the distribution of net revenues, determined by location of customer and identifiable assets, by geographic area where the net revenue for such location is greater than 10% of total revenue for the three and nine months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Net revenues:
Canada	$3,810	$3,070
United States	19,581	19,037
United Kingdom	5,677	5,615
Rest of Europe	13,925	8,487
Other	966	1,145

Total revenues	$43,959	$37,354

	Nine months ended March 31,
	2003	2002
Net revenues:
Canada	$9,900	$8,377
United States	61,727	60,370
United Kingdom	15,096	15,200
Rest of Europe	34,549	25,538
Other	3,356	3,299

Total revenues	$124,628	$112,784

	March 31, 2003	June 30, 2002
Segment assets:
Canada	$44,609	$16,472
United States	47,661	36,105
United Kingdom	13,148	9,556
Other	25,813	24,107

Total segment assets	$131,231	$86,240

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

NOTE 6—ACCUMULATED DEFICIT

During the three months ended March 31, 2003, the Company did not repurchase any common shares pursuant to its share repurchase program. During the nine months ended March 31, 2003, the Company purchased 755,700 of its common shares pursuant to its stock repurchase program at an aggregate cost of $17.3 million. $7.8 million of the repurchase was charged to common share capital based on the average carrying value of the common shares, with the remaining $9.5 million charged to accumulated deficit.

The Company did not repurchase any common shares during the three months ended March 31, 2002. During the nine months ended March 31, 2002, the Company purchased 348,700 of its common shares pursuant to its stock repurchase program at an aggregate cost of $8.3 million. $3.6 million of the repurchase was charged to common share capital based on the average carrying value of the common shares, with the remaining $4.7 million charged to accumulated deficit.

NOTE 7—NET INCOME PER SHARE

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Basic net income per share
Net income	$6,792	$4,282	$18,372	$9,416

Weighted average number of shares outstanding	19,408	20,093	19,492	19,947

Basic income per share	$0.35	$0.21	$0.94	$0.47

Diluted net income per share
Net income	$6,792	$4,282	$18,372	$9,416

Weighted average number of shares outstanding	19,408	20,093	19,492	19,947
Dilutive effect of stock options	1,259	1,305	1,076	1,363

Adjusted weighted average number of shares outstanding	20,667	21,398	20,568	21,310

Diluted income per share	$0.33	$0.20	$0.89	$0.44

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

NOTE 8—BUSINESS COMBINATIONS

Corechange Inc.

On February 25, 2003, Open Text Inc. (“OTI”) a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of Corechange Inc. (“Corechange”). Consideration for this acquisition was comprised of (1) cash consideration of $3.6 million paid on closing; (2) additional cash consideration of $650,000 to be held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (3) additional cash consideration to be earned over the one-year period following closing, calculated as a fixed percentage of certain revenues of Corechange. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003. Boston-based Corechange delivers infrastructure software to develop, deploy and manage enterprise portals on a global scale.

The following table summarizes the current purchase price allocation:

Current assets	$2,894
Capital assets	753
Deferred tax assets	298
Goodwill	8,831

Total assets acquired	12,776
Current liabilities	(8,526)

Net assets acquired	$4,250

The total purchase price allocated to goodwill of $8.8 million was assigned entirely to the Company’s North American geographic segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The Company has retained the services of an independent valuator to assist in the purchase price allocations. Given that this acquisition was not completed until late in the quarter, the work of the independent valuator is still in the preliminary stages. The Company anticipates that a portion of the balance recorded to goodwill during the quarter ended March 31, 2003 relating to this acquisition will be reallocated to identifiable intangible assets during the quarter ending June 30, 2003. Management is also in the process of evaluating the fair value of the assets acquired and liabilities assumed in connection with this acquisition.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Corechange totaling $3.8 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Corechange workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $3.8 million, $3.0 million remains accrued at March 31, 2003.

The following pro forma results of operations reflect the combined results of Open Text and Corechange for the three and nine-month periods ended March 31, 2003 and 2002, as if the business combination occurred as of the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited reports prepared by the Company.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

	Pro Forma Results of Operations
	Three months ended		Nine months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenue	$44,587	$40,532	$129,883	$123,380
Net income	$1,922	$(1,129)	$1,746	$(10,284)
Basic net income per share	$0.10	$(0.06)	$0.09	$(0.52)
Shares used in computing basic net income per share (in thousands)	19,408	20,093	19,492	19,947
Diluted net income per share	$0.09	$(0.06)	$0.08	$(0.52)
Shares used in computing diluted net income per share (in thousands)	20,667	20,093	20,568	19,947

Eloquent, Inc.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent Inc. (“Eloquent”) for cash consideration of $6.7 million, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003. San Mateo-based Eloquent’s closed-loop “sales readiness” solution, LaunchForce(TM), is built on a scaleable technology platform designed to deploy corporate knowledge to front-line employees and partners.

The following table summarizes the current purchase price allocation:

Current assets	$4,229
Other assets	132
Deferred tax assets	510
Goodwill	4,192

Total assets acquired	9,063
Current liabilities	(2,350)

Net assets acquired	$6,713

The total purchase price allocated to goodwill of $4.2 million was assigned entirely to the Company’s North American geographic segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The Company has retained the services of an independent valuator to assist in the purchase price allocations. Given that this acquisition was not completed until late in the quarter, the work of the independent valuator is still in the preliminary stages. The Company anticipates that a portion of the balance recorded to goodwill during the quarter ended March 31, 2003 relating to this acquisition will be reallocated to identifiable intangible assets during the quarter ending June 30, 2003. Management is also in the process of evaluating the fair value of the assets acquired and liabilities assumed in connection with this acquisition.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Eloquent totaling $1.2 million. The liabilities recognized include severance and related charges in connection with a reduction in the Eloquent workforce, in addition to transaction costs. Of the total liabilities recognized in connection with the acquisition totaling $1.2 million, $1.0 million remains accrued at March 31, 2003.

The following pro forma results of operations reflect the combined results of Open Text and Eloquent for the three and nine-month periods ended March 31, 2003 and 2002, as if the business combination occurred as of the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from both audited and unaudited information prepared by the Company.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

	Pro Forma Results of Operations
	Three months ended		Nine months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenue	$44,546	$37,989	$126,803	$114,927
Net income	$1,448	$582	$7,948	$(3,801)
Basic net income per share	$0.07	$0.03	$0.41	$(0.19)
Shares used in computing basic net income per share (in thousands)	19,408	20,093	19,492	19,947
Diluted net income per share	$0.07	$0.03	$0.39	$(0.19)
Shares used in computing diluted net income per share (in thousands)	20,667	21,398	20,568	19,947

Centrinity, Inc.

On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of Centrinity Inc. (“Centrinity”) for cash consideration of $20.3 million. The transaction was completed by way of an amalgamation of Centrinity with 3801853 Canada Inc., a wholly-owned subsidiary of Open Text. The results of operations of Centrinity have been consolidated with those of Open Text beginning November 1, 2002. Toronto-based Centrinity, which has developed a communications and messaging platform, has over 8 million users worldwide. Open Text intends on further developing this technology, and plans for it to be integrated into its flagship product, Livelink.

The following table summarizes the purchase price allocation:

Cash and cash equivalents	$8,931
Accounts receivable	1,682
Prepaid expenses and other current assets	1,138
Capital assets	1,655
Deferred tax assets	12,413
Customer contracts	1,000
Customer relationships	1,400
Purchased technology	4,000
Goodwill	5,012

Total assets acquired	37,231
Accounts payable and accrued liabilities	(5,600)
Deferred revenues	(5,522)
Liabilities recognized in connection with the business combination	(5,809)

Total liabilities assumed	(16,931)

Net assets acquired	$20,300

The total purchase price allocated to goodwill of $5.0 million was assigned to the Company’s reportable geographic segments as follows:

North America	$2,757
Europe	2,255

$5,012

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

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

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Centrinity totaling $5.8 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Centrinity workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $5.8 million, $4.2 million remains accrued at March 31, 2003.

The following pro forma results of operations reflect the combined results of Open Text and Centrinity for the three and nine-month periods ended December 31, 2002 and 2001, as if the business combination occurred as of the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited financial statements filed with the Ontario Securities Commission for the periods ended September 30, 2001, December 31, 2001, and internal unaudited financial statements prepared by Centrinity from June 1, 2002 through the date of acquisition, November 1, 2002.

	Pro Forma Results of Operations
	Three months ended		Six months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenue	$46,057	$42,345	$87,074	$82,840
Net income	$4,872	$1,363	$7,758	$(368)
Basic net income per share	$0.25	$0.07	$0.40	$(0.02)
Shares used in computing basic net income per share (in thousands)	19,640	19,910	19,461	19,873
Diluted net income per share	$0.24	$0.07	$0.38	$(0.02)
Shares used in computing diluted net income per share (in thousands)	20,536	19,910	20,437	19,873

NOTE 9—STOCK-BASED COMPENSATION

The Company has elected to follow the intrinsic-value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between the market value of a common share and the exercise price of the option. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, generally four years, in accordance with the accelerated measurement method in Financial Accounting Standards Board Interpretation No. 28.

Stock options granted to consultants and other non-employees are accounted for using the fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Under this method, the fair value of options granted is recognized as services are performed and options are granted.

The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding and unvested awards in each period.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(tabular dollar amounts in thousands, except share data)

	Three months ended		Nine months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net income, as reported	$6,792	$4,282	$18,372	$9,416
Add stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	(1,754)	(1,908)	(6,039)	(6,692)

Net income, pro forma	$5,038	$2,374	$12,333	$2,724

Net income per common share, as reported	$0.35	$0.21	$0.94	$0.47
Net income per common share, pro forma	$0.26	$0.12	$0.63	$0.14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” beginning on page 29 of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Overview

The Company develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet, enabling users to find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling functions, and distribute or make available to users across networks or the Internet the resulting work product and other information. The Company’s software enables thousands of organizations to effectively address a diverse range of business needs including managing information, unifying globally distributed teams, capturing market opportunities, accelerating product cycles, improving customer and partner relationships, and altering business strategies.

The Company’s principal product line is its Livelink® software, a leading collaboration and knowledge management software for global enterprises. By effectively managing people, processes and information, Livelink enables companies to be more efficient and innovative in managing their intellectual property. Livelink integrates several engines including, but not limited to, search, collaboration, workflow, group calendaring and scheduling, and document management. Its tightly integrated functionalities deliver true dynamic collaboration and knowledge sharing between individuals, teams and organizations. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based and open-architectured, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership.

During the three months ended March 31, 2003, the Company recorded total revenue of $44.0 million, of which license and networking revenue was $19.0 million, as well as net income of $6.8 million. In addition, the Company’s cash and cash equivalents were $108.1 million, with cash flow from operations totaling $10.7 million. The Company’s days’ sales outstanding (“DSO”) of 62 days at March 31, 2003, decreased from 72 days at March 31, 2002. Segment information relating to the financial statements is presented in Note 5 to the Company’s unaudited condensed consolidated financial statements.

On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of Centrinity Inc. (“Centrinity”), of Toronto, for cash consideration of $20.3 million. The transaction was completed by way of an amalgamation of Centrinity with 3801853 Canada Inc., a wholly-owned subsidiary of Open Text.

On February 25, 2003, Open Text Inc. (“OTI”) a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of Corechange Inc. (“Corechange”) through the merger of OTI Acquisition 1 Corp., a wholly-owned subsidiary of OTI with and into Corechange, with Corechange as the surviving corporation. Consideration for this acquisition is comprised of (1) cash consideration of $3.6 million paid on closing; (2)

additional cash consideration of $650,000 to be held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (3) additional cash consideration to be earned over the one-year period following closing calculated as a fixed percentage of certain revenues of Corechange. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003. Boston-based Corechange delivers infrastructure software to develop, deploy and manage enterprise portals on a global scale.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent Inc. (“Eloquent”) for cash consideration of up to $6.7 million, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003. San Mateo-based Eloquent’s closed-loop “sales readiness” solution, LaunchForce™, is built on a scaleable technology platform designed to deploy corporate knowledge to front-line employees and partners.

The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company’s current business or products. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

Critical Accounting Policies and Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission, except as described in Note 2 of these unaudited condensed consolidated financial statements. Dollar amounts in this Quarterly Report on Form 10-Q are presented in United States dollars unless otherwise indicated.

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results may differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 and as amended by SOP 98-9 issued in December 1998.

The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element and then recognized as revenue as that element is delivered.

The Company’s multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support (“PCS”) are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience, from its large worldwide installed base. The Company’s multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is the Company’s experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement although an adjustment to reflect consumer price changes are not uncommon.

If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

Network revenues consist of revenues earned from customers under an application service provider (“ASP”) model. Under this model, customers pay a monthly fee that entitles them to use of the Company’s software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer’s contract. With respect to these revenues, the Company’s customers pay exclusively for the right to use the software. The Company’s customers do not receive the right to take possession of the Company’s software. Further, it is not possible for customers to either run the software on their own hardware or for them to contract with another party unrelated to the Company to host the software.

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

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customers’ financial condition but if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

Investments. From time to time the Company may hold minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of companies in whom the Company has invested could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Income Taxes. The Company records a valuation allowance against Deferred income tax assets when management believes it is more likely than not that some portion or all of the Deferred income tax assets will not be realized. Management considers factors such as the reversal of Deferred income tax liabilities, projected Deferred taxable income, the character of the income tax asset and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Long-Lived Assets. The Company’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. Assets to be disposed of and for which we have committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

Litigation. The Company is a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company’s best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, such excess at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Note that all percentage calculations have been made using figures directly from the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Revenues. The Company’s total revenues increased 18% from $37.4 million in the three months ended March 31, 2002 to $44.0 million for the three months ended March 31, 2003. License and networking revenues increased 22% from $15.5 million in the three months ended March 31, 2002 to $19.0 million in the three months ended March 31, 2003. Networking revenue increased slightly from $1.3 million in the three-month period ended March 31, 2002 to $1.4 million during the three-month period ended March 31, 2003. The increase in license and networking revenues is a reflection of both the acquisition of Centrinity which was completed during the quarter ended December 31, 2002, as well as strong organic growth despite a continued challenging economic environment. As has been the Company’s experience over the past several quarters, information technology spending remains severely cut back or limited within many companies. The additional levels of approval that are now required prior to licensing software in many companies has also resulted in a lengthening of the Company’s sales cycles. The growth that was experienced in license and networking revenues during the three months ended March 31, 2003 as compared with the three months ended March 31, 2002 was in part due to an increase in the number of overall license transactions concluded during the quarter. The Company completed a record number of license transactions during the quarter resulting in an overall increase in license and networking revenue. Unlike the past several quarters when the Company had closed a number of transactions in excess of $1 million each, during the quarter ended March 31, 2003 the Company closed only one transaction of that magnitude. The was the result of the Company’s sales-force taking large sales opportunities and breaking them into smaller deals in an effort to accelerate the sales cycle.

Customer support revenues increased 33% from $12.2 million in the three months ended March 31, 2002 to $16.2 million for the three months ended March 31, 2003. The increase in customer support revenues was partially a result of the acquisition of Centrinity in November 2002. The increase in customer support revenues was also attributable to strong renewal rates for maintenance contracts from existing customers experienced over the past 12 months as well as incremental customer support revenues from new licenses entered into over the past 12 months.

Service revenues decreased 9% from $9.7 million in the three months ended March 31, 2002 to $8.7 million in the three months ended March 31, 2003. The decrease in service revenues relates to a decrease in the utilization rates of the billable personnel within the Company’s services organization during the three-month period ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease is a reflection of the current challenging environment for selling service engagements.

No single customer accounted for greater than 10% of the Company’s revenue in the three months ended March 31, 2003 or in the three months ended March 31, 2002. For the three months ended March 31, 2003, 53% of total revenues were from customers located in North America, 45% of total revenues were from customers in Europe and 2% of revenues were from customers in countries outside North America and Europe (“Other”), compared with 59%, 38% and 3%, respectively, for North America, Europe and Other for the three months ended March 31, 2002.

Cost of revenues. Cost of license and networking revenues increased 49% from $1.1 million during the three-months ended March 31, 2002 to $1.6 million in the three months ended March 31, 2003. Cost of networking revenues was $0.1 million during each of the quarters ended March 31, 2003 and 2002. Included in cost of license and networking revenues are costs relating to packaging the Company’s products, as well as royalties relating to licensed software and other third party software costs. As a percentage of license and networking revenues, cost of license and networking revenues represented 8% in the three months ended March 31, 2003 compared with 7% in the three months ended March 31, 2002. The increase in cost of license and networking revenues is a result of slightly higher third party and other variable costs incurred during the three-months ended March 31, 2003.

Cost of customer support revenues increased 27% from $2.1 million in the three months ended March 31, 2002 to $2.7 million in the three months ended March 31, 2003. As a percentage of customer support revenues, however, cost of customer support revenues decreased slightly from 18% for the three months ended March 31, 2002 to 17% for the three-months ended March 31, 2003 primarily due to a higher revenue base. The increase in cost of customer support revenues in absolute dollars is primarily due to an increase in personnel-related expenses, including those associated with the acquisitions during the past two fiscal quarters.

Cost of service revenues increased 3% from $6.4 million in the three months ended March 31, 2002 to $6.6 million in the three months ended March 31, 2003. As a percentage of service revenues, cost of service revenues increased from 66% in the three months ended March 31, 2002 to 76% in the three months ended March 31, 2003 primarily due to a lower services revenue base. The increase in cost of service revenues in absolute dollars was primarily a result of the fact that during the three months ended March 31, 2003, the Company employed more billable services personnel as a result of the acquisitions completed during fiscal 2003, and also incurred more sub-contracting service costs compared to the three months ended March 31, 2002.

Research and development. Research and development expenses increased 26% from $6.0 million in the three months ended March 31, 2002 to $7.6 million in the three months ended March 31, 2003. Research and development expenses consist primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of revenues, research and development expenses increased from 16% in the three months ended March 31, 2002 to 17% in the three months ended March 31, 2003. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses during the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002. The acquisitions of Centrinity, Corechange, and Eloquent all added personnel to the Company’s research and development organization which the Company currently expects it will continue to retain.

Sales and marketing. Sales and marketing expenses increased 13% from $11.7 million in the three months ended March 31, 2002 to $13.2 million in the three months ended March 31, 2003. Sales and marketing expenses include the costs associated with the Company’s sales-force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of revenues, sales and marketing expenses decreased slightly from 31% in the three months ended March 31, 2002 to 30% in the three months ended March 31, 2003 due to a larger revenue base. The increase in sales and marketing expenses in absolute dollars during the three months ended March 31, 2003 compared with the three months ended March 31, 2002 is a result of increased personnel-related expenses, which was largely influenced by the additions of sales and marketing personnel through acquisitions completed during the current year. The Company expects that it will continue to retain these recently acquired sales and marketing personnel. Additionally, certain discretionary spending such as travel and tradeshows also increased during the three-months ended March 31, 2003 as compared to the same period a year ago.

General and administrative. General and administrative expenses increased 21% from $3.0 million in the three months ended March 31, 2002 to $3.6 million in the three months ended March 31, 2003. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of revenues, general and administrative expenses remained consistent at 8% in both the three months ended March 31, 2002 and 2003. The increase in general and administrative expenses in absolute dollars during the three month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002 primarily resulted from additional personnel, as well as costs associated with additional facilities and related infrastructures relating to recent acquisitions.

Depreciation. Depreciation expense decreased 5% from $1.4 million in the three months ended March 31, 2002 to $1.3 million in the three months ended March 31, 2003. As a percentage of revenues, depreciation expense decreased from 4% in the three months ended March 31, 2002 to 3% during the three months ended March 31, 2003. The decrease in depreciation expense is a result of the fact that over the past year the Company has not made significant capital expenditures.

Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased 50% from $1.7 million in the three months ended March 31, 2002 to $822,000 in the three months ended March 31, 2003. As a percentage of revenues, amortization of acquired intangible assets decreased from 4% in the three months ended March 31, 2002 to 2% in the three months ended March 31, 2003. This decrease is due to the fact that beginning in fiscal 2003, the Company discontinued its amortization of goodwill consistent with recent accounting pronouncements requiring a change in accounting policy. The three-months ended March 31, 2002 includes $1.1 million of goodwill amortization. This decrease in amortization of acquired intangible assets was slightly offset by the amortization associated with intangible assets acquired as part of the Centrinity acquisition.

Other income (loss). Other income (loss) represented a loss of $107,000 for the three months ended March 31, 2002 as compared with income of $876,000 for the three months ended March 31, 2003. Other income (loss) consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business. During the quarter ended March 31, 2003, a number of currencies that the Company transacts business in, including the Euro, the Canadian dollar, and the British Pound, all appreciated significantly relative to the U.S. dollar, resulting in a substantial foreign exchange gain.

Interest income. Interest income decreased 35% from $367,000 for the three months ended March 31, 2002 to $239,000 for the three months ended March 31, 2003. The reduction in interest income is a result of the fact that the Company realized lower interest rates on its cash balances during the three month period ended March 31, 2003 than during the three months ended March 31, 2002.

Income taxes. The net deferred income tax asset as at March 31, 2003 of $14.7 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $6.8 million is required in respect of its deferred income tax assets as at March 31, 2003. A valuation allowance of $9.3 million was required for the deferred income tax assets as at June 30, 2002. In order to fully utilize the net deferred income tax assets of $14.7 million, the Company will need to generate future taxable income in applicable jurisdictions of approximately $44.6 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at March 31, 2003. During the quarter ended March 31, 2003, the Company recorded a tax provision of $829,000 compared to no tax provision during the quarter ended March 31, 2002. The reason for the increase in the Company’s tax provision is due to the fact that during the quarter ended March 31, 2003, the Company became taxable in certain taxing jurisdictions where it was previously able to use loss carryforwards.

Results of Operations

Nine Months Ended March 31, 2003 Compared with the Nine Months Ended March 31, 2002

Note that all percentage calculations have been made using figures directly from the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Revenues. The Company’s total revenues increased 11% from $112.8 million for the nine months ended March 31, 2002 to $124.6 million for the nine months ended March 31, 2003. License and networking revenues also increased 12% from $46.1 million in the nine months ended March 31, 2002 to $51.9 million in the nine months ended March 31, 2003. This increase in license and networking revenues was due to several factors, including the fact that the Company closed a greater number of large license transactions during fiscal 2003 than in fiscal 2002. Additionally, the Company closed a larger number of total license transactions to date during fiscal 2003 as compared to fiscal 2002. This latter factor is in part due to the impact of the acquisitions that the Company completed during fiscal 2003.

Customer support revenues increased 23% from $36.4 million in the nine months ended March 31, 2002 to $44.7 million in the nine months ended March 31, 2003. The customer support revenue increase primarily resulted from growth in the Company’s user base through new licenses, as well as strong customer renewal rates for maintenance and the addition of Centrinity’s customer support revenues beginning November 1, 2002.

Service revenues decreased 7% from $30.3 million in the nine months ended March 31, 2002 to $28.0 million in the nine months ended March 31, 2003, due to slight decreases in both the number of billable personnel employed in the Company’s services organization compared with a year ago, as well as a decrease in the utilization rates of those billable personnel. Both of these decreases are a function of what the Company sees as the current challenging environment for selling services.

Cost of revenues. Cost of license and networking revenues increased 31% from $3.7 million in the nine months ended March 31, 2002 to $4.9 million in the nine months ended March 31, 2003. As a percentage of license and networking revenues, cost of license and networking revenues increased slightly from 8% in the nine months ended March 31, 2002 to 9% in the nine months ended March 31, 2003. The increase in cost of license and networking revenues in absolute dollars was largely the result of increases in certain expenses that increase proportionately with license revenue, such as third-party software costs and royalties.

Cost of customer support revenues increased 16% from $6.4 million in the nine months ended March 31, 2002 to $7.5 million in the nine months ended March 31, 2003. As a percentage of customer support revenues, cost of customer support revenues decreased slightly from 18% in the nine months ended March 31, 2002 to 17% in the nine months ended March 31, 2003 primarily due to a higher customer support revenue base. Customer support costs in absolute dollars increased due to an increase in personnel in both the support and contract renewal areas, largely due to the acquisitions completed during fiscal 2003. The additional personnel levels also contributed to higher variable costs relating to customer support, notably some slight increases related to communication, education and travel.

Cost of service revenues decreased 2% from $20.6 million during the nine months ended March 31, 2002 to $20.3 million in the nine months ended March 31, 2003. As a percentage of service revenues, the cost of service revenues increased from 68% in the nine months ended March 31, 2002 to 72% in the nine months ended March 31, 2003 primarily due to a lower services revenue base. In addition to reductions in personnel-related costs, the Company realized savings in a number of other expense areas, including travel, communications, training, and recruiting, which were partially offset by lower investment tax credits earned by the Company’s services organization during the nine months ended March 31, 2003.

Research and development. Research and development costs increased 14% from $18.1 million in the nine months ending March 31, 2002 to $20.6 million in the nine months ending March 31, 2003. As a percentage of revenues, research and development costs increased slightly from 16% for the nine months ended March 31, 2002 to 17% during the nine months ended March 31, 2003. The increase in research and development expenses was partially due to the fact that the Company’s research and development tax credit claim in the nine-month period ended March 31, 2002 was more significant than the tax credits earned during the nine month period ended March 31, 2003. This increase though was also influenced by additional personnel costs relating to current year acquisitions, as well as the fact that certain variable and discretionary spending items such as training and computer components increased during the nine month period ended March 31, 2003 as compared with the same period a year earlier.

Sales and marketing. Sales and marketing expenses increased 4% from $37.4 million in the nine-month period ended March 31, 2002 to $39.0 million in the nine-month period ended March 31, 2003. As a percentage of revenues, sales and marketing expenses decreased from 33% for the nine months ending March 31, 2002 to 31% for the nine-month period ended March 31, 2003 primarily due to a larger revenue base. The increase in sales and marketing expenses in absolute dollars during the nine-month period ended March 31, 2003 as compared to the nine-month period ended March 31, 2002 related partially to increased personnel costs. Increased personnel costs were a function of both higher commissions earned relating to the Company’s increased revenue base, as well as incremental personnel assumed through fiscal 2003 acquisitions. Sales and marketing expenses have also increased due to higher spending in a number of areas, including travel, training, and bad debt expense. These increases were all partially offset by the fact that during the nine-month period ended March 31, 2003, the Company incurred significantly less severance costs than in the nine month period ended March 31, 2002. During fiscal 2002 the Company did some downsizing that resulted in atypically high severance costs being recorded during that period.

General and administrative. General and administrative expenses increased 11% from $9.4 million in the nine months ended March 31, 2002 to $10.4 million in the nine months ended March 31, 2003. As a percentage of revenues, general and administrative expense remained consistent at 8% in both the nine months ended March 31,

2002 and 2003. The increase in general and administrative expense since the prior year was a result of increases in personnel-related costs, including additional personnel assumed through the Company’s acquisitions completed during the year, as well as the costs associated with acquired facilities and related infrastructures.

Depreciation. Depreciation decreased 12% from $4.3 million in the nine months ended March 31, 2002 to $3.7 million in the nine months ended March 31, 2003. As a percentage of revenues, depreciation expense decreased from 4% in the nine months ended March 31, 2002 to 3% in the nine months ended March 31, 2003. This decrease is due to reduced expenditures on capital assets resulting in an increasingly depreciated capital asset base.

Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased 59% from $5.0 million in the nine months ended March 31, 2002 to $2.0 million in the nine months ended March 31, 2003. As a percentage of revenues, amortization of acquired intangible assets decreased from 4% in the nine months ended March 31, 2002 to 2% in the nine months ended March 31, 2003. This decrease is due to the fact that beginning in fiscal 2003, the Company discontinued its amortization of goodwill consistent with recent accounting pronouncements requiring a change in accounting policy, slightly offset by the amortization associated with intangible assets acquired as part of the Centrinity acquisition.

Other income. Other income increased from $129,000 in the nine months ended March 31, 2002 to $2.0 million in the nine month period ended March 31, 2003. Other income is comprised primarily of foreign exchange gains and losses, and during fiscal 2003 many of the currencies that the Company transacts business in have appreciated substantially relative to the U.S. dollar.

Interest income. Interest income decreased 38% from $1.6 million in the nine months ended March 31, 2002 to $1.0 million in the nine months ended March 31, 2003, as a result of lower interest rates realized on the Company’s cash balances.

Liquidity and Capital Resources

At March 31, 2003, the Company had current assets of $144.4 million, current liabilities of $66.3 million and working capital of $78.1 million. These amounts compare to current assets of $146.7 million, current liabilities of $42.8 million and working capital of $103.9 million at June 30, 2002. The decrease in the Company’s working capital balances since the beginning of the fiscal year are largely a result of both the acquisitions which the Company has completed during fiscal 2003, as well as the Company’s repurchase of its own Common Shares. These acquisitions resulted in the Company assuming significant current liabilities. At March 31, 2003, the Company had cash and cash equivalents totaling $108.1 million, compared to cash and cash equivalents of $109.9 million at June 30, 2002.

Net cash provided by operating activities during the three months ended March 31, 2003 was $10.7 million, compared to $10.0 million during the three months ended March 31, 2002. The increase was primarily a result of higher net income earned during the quarter ended March 31, 2003, as the totals of the sources and uses of cash relating to working capital items were fairly comparable between the two quarters.

Net cash provided by operating activities during the nine months ended March 31, 2003 was $31.9 million, compared to $20.0 million during the nine months ended March 31, 2002. The increase was primarily a result of higher net income during the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002, as the net change in working capital items was fairly comparable between the two nine-month periods.

Net cash used for investing activities was $7.2 million during the three months ended March 31, 2003 compared to $205,000 during the three months ended March 31, 2002. During the three month period ended March 31, 2003, the Company paid $2.7 million to purchase each of Corechange and Eloquent, as well as $1.2 million to purchase capital assets. The Company also paid $782,000 for the purchase of other assets which was slightly offset by $149,000 received as the proceeds for an investment that was disposed of during the quarter. During the three month period ended March 31, 2002, the Company spent $205,000 on the purchase of capital assets.

Net cash used for investing activities was $21.4 million during the nine months ended March 31, 2003 compared to $2.9 million during the nine months ended March 31, 2002. During the nine month period ended March 31, 2003, the Company paid $16.7 million to purchase several companies, as well as $2.7 million to purchase capital assets, and $1.2 million to purchase a patent. During the nine month period ended March 31, 2002, the Company spent approximately $2.0 million on the purchase of capital assets, along with $709,000 for the purchase of certain investments and $212,000 relating to business acquisition costs.

Net cash provided by financing activities was $2.4 million in the three months ended March 31, 2003, resulting from the proceeds of the sale of Common Shares related to the exercise of Company stock options and purchases under the Company’s stock purchase plan. Net cash provided by financing activities was $3.0 million in the three months ended March 31, 2002, which consisted of the proceeds from the sale of Common Shares related to the exercise of Company stock options, and purchases under the Company’s stock purchase plan.

Net cash used in financing activities was $12.5 million in the nine months ended March 31, 2003, resulting from the repurchase for cancellation of 757,500 Common Shares on the open market at a cost of $17.3 million, partially offset by proceeds of $4.8 million from the sale of Common Shares related to the exercise of Company stock options and purchases under the Company’s stock purchase plan. Net cash used in financing activities was $866,000 in the nine months ended March 31, 2002, resulting from the repurchase for cancellation of 348,700 Common Shares on the open market at a cost of $8.3 million, partially offset by proceeds of $7.4 million from the sale of Common Shares related to the exercise of Company stock options and purchases under the Company’s stock purchase program.

The Company has a Cdn$10.0 million (USD$6.8 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at March 31, 2003 and the entire amount of which was available for use. The line of credit bears interest at the lender’s prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable.

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

On February 25, 2003, Open Text Inc. (“OTI”), a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of Corechange through the merger of a wholly-owned subsidiary of OTI, with and into Corechange, with Corechange as the surviving corporation. Consideration for this acquisition is comprised of (1) cash consideration of $3.6 million paid on closing; (2) additional cash consideration of $650,000 to be held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (3) additional cash consideration to be earned over the one-year period following closing, contingent on Corechange meeting certain revenue targets. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent for cash consideration of $6.7 million, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003.

With the acquisitions of Centrinity, Corechange, and Eloquent, the Company has assumed additional expenses relating to its ongoing operations. The Company does not currently anticipate any large increases in operating expenses in the foreseeable future. Similarly, the Company does not currently anticipate significant increases in the levels of capital asset investments in the forseeable future. However, if the Company were to do additional acquisitions, significant increases in both operating expenses and capital spending could be possible.

The Company’s capital asset balance increased from $8.4 million as at June 30, 2002 to $9.1 million as at March 31, 2003. This increase is primarily due to the addition of capital assets acquired through the Company’s three acquisitions completed during fiscal 2003 that totaled over $2.0 million. The reason that the Company’s capital assets increased by less than that amount is due to the fact that capital asset purchases by the Company’s core business were less than the Company’s depreciation expense over this same period.

The increase in the Company’s goodwill from $24.6 million as at June 30, 2002 to $42.9 million as at March 31, 2003 is due to additional goodwill recorded in connection with the acquisitions of Centrinity, Corechange, and Eloquent during fiscal 2003 (see note 8 to the condensed consolidated financial statements).

The Company’s other assets totaled $7.1 million as at June 30, 2002 as compared to $13.0 million as at March 31, 2003. Other assets is primarily comprised of specifically identifiable intangible assets acquired through previous acquisitions. The increase in the balance of other assets during the nine-month period ended March 31, 2003 is primarily a result of technology and customer-related assets acquired in connection with Centrinity valued at $6.4 million at the date of acquisition. These assets, along with the Company’s other specifically identifiable intangible assets, are being amortized over varying periods generally ranging from four to seven years.

Commitments and Contractual Obligations

The Company’s commitments and contractual obligations primarily consist of operating leases for facilities and equipment. As of March 31, 2002, the Company is committed to the following minimum lease payments on operating leases for office premises and equipment for the fiscal years ending June 30 (in thousands):

2003	$1,756
2004	4,660
2005	4,092
2006	3,867
thereafter	16,238

$30,613

The Company does not have any off-balance sheet arrangements, other commitments or contractual obligations in addition to those set forth above and those included in the Company’s consolidated financial statements as of March 31, 2003.

On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company’s total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company currently anticipates that its current cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital and capital expenditures beyond the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complimentary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company’s stockholders may be reduced, the Company’s stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company’s stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance its services or products would be significantly limited.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. In addition to the other information set forth herein, the following cautionary statements should be considered carefully in evaluating Open Text and its business. If any of the following risks and uncertainties were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline.

If the Company does not continue to develop new technologically advanced products, future revenues will be negatively affected

Open Text’s success will depend on its ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. Presently, Open Text is continuing to enhance the capability of its Livelink to enable users to form workgroups and collaborate on intranets and the Internet. The Company increasingly must integrate software licensed from third parties with its own software to create or improve intranet and Internet products. These products are key to the success of the Company’s strategy, and the Company may not be successful in developing and marketing these and other new software products and enhancements. If the Company is unable to successfully integrate the technologies licensed from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, the Company’s operating results will materially suffer. In addition, if new industry standards emerge that the Company does not anticipate or adapt to, the Company’s software products could be rendered obsolete and its business would be materially harmed.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text is continually working on the development of, and improvements to, new versions of Livelink and other products. In November 2001, the Company released Livelink MeetingZone™, and in April 2001, the Company released Livelink Wireless™. In February 2002, Open Text released Livelink 9.1, the latest release of the Company’s flagship product. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a new and rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

The Company’s products may contain defects that could harm the Company’s reputation, be costly to correct, delay revenues, and expose the Company to litigation

The Company’s products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, or, if discovered, the Company may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite tests carried out by the Company on all its products, the Company may not be able to fully simulate the environment in which its products will operate and, as a result, the Company may be unable to adequately detect design defects or software errors inherent in its products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in the Company’s products could result in loss of or delay in market acceptance of the Company’s products, and alleviating such errors and failures in the Company’s products could require significant expenditure of capital and other resources by the Company. Because the Company’s end-user base consists of a limited number of end-users, the harm to the Company’s reputation resulting from product errors and failures would be damaging to the Company. The Company regularly provides a warranty with its products and the financial impact of these warranty obligations may be significant in the future. The Company’s agreements with its strategic partners and end-users typically contain provisions designed to limit the Company’s exposure to claims, such as exclusions of all implied warranties and limitations on damage remedies and the availability of consequential or incidental damages. However, such provisions may not effectively protect the Company against claims and related liabilities and costs. Although the Company maintains errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect the Company’s financial condition.

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products

The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

Current and future competitors could have a significant impact on the Company’s ability to generate future revenue and profits

The markets for the Company’s products are new, intensely competitive, subject to rapid technological change and are evolving rapidly. The Company expects competition to increase and intensify in the future as the markets for the Company’s products continue to develop and as additional companies enter each of its markets. Numerous releases of products and services that compete with those of the Company can be expected in the near future. The Company may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition were to otherwise develop, the Company would likely be forced to lower its prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for the Company.

The length of the Company’s sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

Because the decision by a customer to purchase the Company’s products often involves relatively large-scale implementation across the customer’s network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. If installation of the Company’s products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause the Company’s revenues to be lower than expected in a particular period.

The Company may not achieve its anticipated revenues if it does not expand its product line

Substantially all of Open Text’s revenues are currently derived from its Livelink and related products and services offered by the Company in the Internet, intranet and extranet markets. Accordingly, the Company’s future results of operations will depend, in part, on expanding its product-line and related services. To achieve its revenue goals, the Company must also continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for Internet or intranet applications, or a decline in licenses of Livelink and related services, would significantly harm the Company’s business.

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown from 292 as of September 1, 1996 to 1,190, excluding contractors, as of March 31, 2003. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

Future acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company’s operating results

Open Text continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the acquisitions completed during fiscal 2003, create risks such as the need to integrate and manage the business acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. The Company may not be able to successfully integrate its acquisitions, including those completed during fiscal 2003. Moreover, these transactions could involve substantial investment of funds and/or technology transfers, the acquisition or disposition of product lines or businesses. Also, such activities could result in one-times charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, including the acquisitions completed during fiscal 2003, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity, including the acquisitions completed during fiscal 2003, may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

The Company’s products rely on the stability of various infrastructure software which, if not stable, could negatively impact the effectiveness of the Company’s products, resulting in harm to the reputation and business of the Company

Developments of internet and intranet applications by Open Text depends on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Netscape, Microsoft and others. If weaknesses in such infrastructure software exist, the Company may not be able to correct or compensate for such weaknesses. If the Company is unable to address weaknesses resulting from problems in the infrastructure software such that the Company’s products do not meet customer needs or expectations, the Company’s business and reputation may be significantly harmed.

The Company’s quarterly revenues and operating results are likely to fluctuate which could impact the price of the Company’s Common Shares

The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions.

Like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. Accordingly, the cancellation or deferrals of even a small number of licenses or delays in installations of the Company’s products could have a material adverse effect on the Company’s results of operations in any particular quarter. The Company also has noted historically lower sales in July and August than in other months, which has resulted in proportionately lower revenues recorded in the quarter ended September 30 than in other quarters. Because of the impact of the timing of product introductions and the rapid evolution of the Company’s business and the markets it serves, the Company cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, no one should rely on period-to-period comparisons of the Company’s financial results to forecast future performance. It is likely that the Company’s quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of our Common Shares could decline.

Failure to protect our intellectual property could harm the Company’s ability to compete effectively

The Company is highly dependent on its ability to protect its proprietary technology. The Company’s efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. While US and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. Although the Company does not believe that its products infringe on the rights of third parties, third parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties, such licenses may not be available on reasonable terms, or at all.

If the Company is not able to attract and retain top employees, the Company’s ability to compete may be harmed

The Company’s performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of its executive officers or other key employees could significantly harm the Company’s business. The Company does not maintain “key person” life insurance policies on any of its employees. The Company’s success is also highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel, including recently hired officers and other employees. Specifically, the recruitment of top research developers, along with experienced salespeople, remains critical to the Company’s success. Competition for such personnel is intense, and the Company may not be able to attract, integrate or retain highly qualified technical and managerial personnel in the future.

The volatility of the Company’s stock price could lead to losses by shareholders

The market price of the Common Shares has been highly volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company’s operating results in a particular quarter to meet market expectations may adversely affect the market price of the Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Due to the volatility of our stock price, the Company could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business and operating results.

A reduction in the number or sales efforts by distributors could materially impact the Company’s revenues

A portion of the Company’s revenue is derived from the license of its products through third parties. The Company’s success will depend, in part, upon its ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. The Company may not be able to retain a sufficient number of its existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing the Company’s products. The performance of third party distributors is largely outside the control of the Company and the Company is unable to predict the extent to which these distributors will be successful in marketing and licensing the Company’s products. A reduction in sales efforts, or a decline in the number of distributors, or the discontinuance of sales of the Company’s products by its distributors could lead to reduced revenue.

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. Revenues derived outside of North America represented 40%, 41%, and 39% of total revenues for fiscal 2002, fiscal 2001, and fiscal 2000, respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, and other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at March 31, 2003. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended March 31, 2003 would have been approximately $0.2 million.

Foreign currency risk

The Company has net monetary asset and liability balances in foreign currencies other than the US Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Australian dollar (“AUD”), the Swiss Franc (“CHF”), the German Mark (“DEM”), the French Franc (“FRF”), the Dutch Guilder (“NLG”), the Danish Kroner (“DKK”), the Arabian Durham (“AED”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in US Dollars The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% increase against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the three-month period ended March 31, 2003. This analysis is presented in both functional and transactional currency, in thousands of U.S. dollars. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$925	$472	$453
British Pound	$568	$385	$183
Swiss Franc	$257	$175	$82

	10% Change in Transactional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$807	$465	$342
British Pound	$524	$389	$135
Canadian Dollar	$379	$893	$(514)
Swiss Franc	$129	$168	$(39)

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

(b) Reports on Form 8-K

Acquisition of Corechange Inc.

On February 26, 2003, the Company filed a Form 8-K to announce that OTI acquired all of the issued and outstanding shares of Corechange through the merger of a wholly-owned subsidiary of OTI with and into Corechange, with Corechange as the surviving corporation pursuant to Item 2.

Acquisition of Eloquent Inc.

On March 21, 2003, the Company filed a Form 8-K announcing that Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent pursuant to Item 2.

Financial Results

On April 23, 2003, the Company filed a Form 8-K to report that the Company announced its financial results for the fiscal quarter ended March 31, 2003, pursuant to Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION (registrant)

Date: May 14, 2003	By:	/s/ P. THOMAS JENKINS
P. Thomas Jenkins Chief Executive Officer

/s/ ALAN HOVERD
Alan Hoverd Chief Financial Officer (Principal Financial and Accounting Officer)

I, P. Thomas Jenkins, Chief Executive Officer of Open Text Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Open Text Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ P. THOMAS JENKINS
P. Thomas Jenkins Chief Executive Officer

I, Alan Hoverd, Chief Financial Officer of Open Text Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Open Text Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ ALAN HOVERD
Alan Hoverd Chief Financial Officer