Form 10-K
period 2003-06-30
OPEN TEXT CORP
filed 2003-09-29
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27544

OPEN TEXT CORPORATION

(Exact name of Registrant as specified in its charter)

Ontario, Canada	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

185 Columbia Street West Waterloo, Ontario, Canada	N2L 5Z5
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (519) 888-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    Yes  ☒    No  ☐

Aggregate market value of the Registrant’s Common Shares held by non-affiliates as of December 31, 2002 was approximately $351 million. The number of the Registrant’s Common Shares outstanding as of September 19, 2003 was 20.008.860.

PART I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact, but are “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or in its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward- looking statements. Any forward-looking statements should be considered in light of the risks and uncertainties discussed in Item 7 under “Cautionary Statements” beginning on page 36 of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions related to these plans, estimates, opinions and projections should change.

Item 1. Business

The Company

Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario). The Company amended its articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, July 1, 2002, and July 1, 2003. References herein to the “Company” or “Open Text” refer to Open Text Corporation and its subsidiaries. The Company’s principal executive offices are located at 185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5, and its telephone number at that location is (519) 888-7111. The Company’s World Wide Web homepage address is www.opentext.com. Throughout this Form 10-K, the term “fiscal 2003” means the Company’s fiscal year beginning on July 1, 2002 and ending on June 30, 2003 and the term “fiscal 2002” means the Company’s fiscal year beginning July 1, 2001 and ending on June 30, 2002. Unless otherwise indicated, all amounts included in this Form 10-K are expressed in U.S. dollars.

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the Securities and Exchange Commission may be obtained through the Investor Relations section of our website at www.opentext.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and our website is not part of this Annual Report on Form 10-K or any other securities filings of the Company unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of date of that document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

BUSINESS OF THE COMPANY

Open Text™ is an enterprise content management (ECM) vendor licensing Web-based software that provides a collaborative work environment and an integrated knowledge management system to enable organizations to capitalize on their collective knowledge, work more effectively across geographies and functional boundaries, and leverage best practices across the enterprise. The Company’s software enables organizations to effectively address a diverse range of business needs including managing information, unifying globally distributed teams, capturing market opportunities, accelerating product cycles, improving customer and partner relationships, and altering business strategies.

Open Text develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet. The Company’s principal product line is Livelink®, a leading collaboration and knowledge management software product for global enterprises. The software enables users to capture as well as find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does on occasion include certain third party software in its products.

The Company believes two key factors distinguish Livelink from competing alternatives. First, unlike collaborative software developed for client/server environments, Livelink was designed from the outset to run on the Internet. As Web-based technology, Livelink scales easily and rapidly to thousands of users, gigabytes of data, and millions of documents. Second, unlike solutions offering tools for users to build custom collaborative applications, Livelink is a ready-to-install application. It has open architecture, is easy to customize and requires no special development for project teams to quickly become productive. As a result, time required to deploy the software is shorter than competing alternatives, allowing companies to enhance their ability to realize their return on investment quickly.

As an extension to its solutions-based offerings, the Company also provides professional services, training, documentation and technical support services to accelerate its customers’ implementation of, and satisfaction with, its products. Open Text believes its ability to offer a high level of customer support and service is critical to its success. The Company’s major products are typically licensed with an annual maintenance contract, which for a fee of approximately 20% of the list price of the licensed software system, entitles the customer to remote support, product updates and maintenance releases. For additional fees, Open Text also offers training and consulting services and provides integration services for the purpose of customizing the Company’s software to specific customer needs. Open Text also maintains a “business partner support program” that provides training and support for systems integrators, independent software vendors (“ISVs”) and value-added resellers (“VARs”).

In the seven years since the introduction of the Livelink product line, Livelink has achieved significant market acceptance. Organizations with tens of thousands of users are deploying Livelink for business-critical applications. Numerous Value Added Resellers (“VARs”), solution providers, technology partners, application service providers (“ASPs”), and systems integrators have joined Open Text’s Livelink Affinity Partner program since its inception. The Affinity Partner program is comprised of a collection of “best of breed” organizations who partner with Open Text to offer value-add services to the Company’s customers and prospects who are implementing Livelink and other of the Company’s products. Business, technical, and marketing relationships have also been formed with industry leaders such as Adobe, Hewlett Packard, Microsoft, Netscape, Oracle, Sun, Bearing Point, Siemens Business Services, and SAP. Open Text’s Affinity ASP program offers organizations a cost-effective way to deploy and support mission critical applications. ASP’s provide specialized hosted collaborative applications to inter-company communities under a subscription-based business model. As an ASP, the Company is responsible for demand creation and should have preferential access to target communities.

Open Text has consistently sought to broaden its technology base and product offerings and to strengthen its sales and customer support capabilities through acquisitions. Open Text assesses each potential acquisition target with specific emphasis on three main factors. First, the Company seeks to acquire businesses with technologies that can be integrated with its existing technologies to create new products and enhance the existing product family. Second, the Company seeks to acquire businesses with experienced IT development and management personnel that may have specific domain expertise. Third, the Company seeks to acquire businesses that offer a new distribution channel or customer base for Open Text’s products.

Products and Technology

In August 2003, Open Text released Livelink 9.2, the latest release of the Company’s flagship product. The Livelink Web server runs on a variety of computing platforms, including Microsoft™ Windows NT™, Microsoft Windows 2000™, Sun SPARC/Solaris™, and Hewlett-Packard HP-UX™ operating systems. Livelink provides a comprehensive combination of collaborative knowledge management services, custom workspaces, and a modular architecture with value-added application modules. This latest release of Livelink includes English, French, German, and Japanese language versions. Livelink is certified with a variety of relational database management systems: Microsoft SQL Server™, Oracle 9i™, and Sybase Adaptive Server™, HTTP servers (iPlanet Web Server Enterprise Edition™ and Microsoft Internet Information Server™), and Web browsers (Netscape Navigator™ and Microsoft Internet Explorer™).

Livelink 9.2 significantly improves the ease of use of the system by providing an improved look and feel, more personalization of appearance options, new one-click links, one-click “breadcrumbs” that make re-tracing the navigation path obvious, additional wizards that easily guide users through the project creation process, and improved project status and reporting capabilities. Additionally, many other areas of the product, such as Livelink MeetingZone™, received incremental improvements and corrections to identified software deficiencies.

In June 2003, the company released Coreport 6.0, an enterprise portal framework that unifies content from Livelink, other repositories, and a wide range of enterprise systems in a single interface. The technology for Coreport was acquired by Open Text from Corechange Inc., and extends Open Text’s overall ECM and content integration capability.

In June 2003 the company released Livelink LaunchForce™ an application that offers closed-loop distribution of critical information to distributed organizations, particularly field-sales groups. This product based on rich-media technology acquired by Open Text from Eloquent, significantly speeds up training for sales forces, provides a training and certification solution for compliance applications, and simultaneously helps large organizations save money.

In February 2003, the company released FirstClass 7.1, an integrated suite of messaging and communications software. This product is the latest version of the FirstClass Communications Platform, based on technology acquired from Centrinity Inc., and provides unified email, voice mail and fax mail management.

In November 2002, the Company released Livelink MeetingZone™ 2.0 at its annual user conference. Livelink MeetingZone adds real-time collaboration capabilities to Livelink’s already extensive asynchronous collaboration capabilities. It enables members of geographically dispersed teams, to attend real-time virtual Web meetings, regardless of their location, using a standard Web browser. During a live meeting session, attendees can view applications shared by the presenter, conduct group chats, have private conversations, draw on the whiteboard, and create and view agenda items, notes, tasks, and Web links. When the meeting ends, all of this information, including a meeting summary, is captured in Livelink automatically, becoming a permanent part of an organization’s knowledge capital and providing benefits long after the meeting is over. Additionally, those invitees who missed the meeting can consult the meeting summary to catch-up on what they missed, and determine the context of new action-items that have been assigned. Livelink MeetingZone 2.0 specifically provided more flexibility to improve planning prior to a meeting and to improve follow-up afterwards. Meeting attendees receive notice prior to the meeting on agenda topics and required preparation. Additionally, any meeting can be easily reconvened at a later time enabling participants to address unfinished agenda items and carry over all the context of the prior meeting sessions.

IT Solutions Based on Livelink

Open Text offers a range of products based on the Livelink software platform. Each of the Livelink products have the Livelink server and repository at its foundation and adds to it a set of specialized capabilities designed to address a particular IT business problem.

•	Livelink Enterprise Suite™ provides full range of tightly integrated capabilities, including document management, team collaboration, business process automation, records management, content management, learning and skills management and more.

•	Livelink for Knowledge Management™ enables companies to gather, capture, organize, and search all of your organization’s explicit and tacit knowledge assets from a central point of access, no matter where they are located.

•	Livelink for Collaboration™ enables the best minds in an organization to form virtual teams to work together more efficiently—to share information, create project workspaces, conduct online meetings, coordinate schedules, automate collaborative processes, assign tasks, discuss issues, and much more—enabling an organization to make better decisions faster.

•	Livelink for Business Process Management™ provides organizations with powerful tools for automating business processes from end to end, including sophisticated workflow capabilities, electronic signatures, and a complete solution for designing and managing electronic forms.

•	Livelink for Content Management™ is a complete, collaborative solution for the authoring, management, and dynamic assembly and delivery of content to the Web. Livelink for Content Management places content creation in the hands of everyday business users, enabling companies to manage any number of corporate sites.

•	Livelink for Document Management™ is a secure, Web-based solution for managing any type of electronic document. Livelink for Document Management provides access control, version control and history, full audit trails, compound documents, renditions, workflow for document review and approval, full indexing and searching of content and metadata, and much more.

Business Solutions Based on Livelink

Open Text offers a selection of business applications built on the Livelink platform that enables organizations to address particular business needs. The following Livelink-based applications are available:

•	Livelink for Corporate Governance™ provides for the creation, maintenance, testing, remediation and automation of organizational processes and their associated risks. The system provides a specialized workspace for managing Sarbanes-Oxley Section 404 compliance, and also integrates employee training and certification to ensure that the latest internal controls, policies, and procedures are followed throughout the organization.

•	Livelink for Learning Management™ delivers a comprehensive application for training management within Livelink. It allows organizations to provide a virtual classroom and collaborative environment with the advantages of a Web-based training experience.

•	Livelink for Program Management™ is a Web-based enterprise program management application based on Livelink that integrates all areas of an enterprise-level project into one comprehensive solution. It enables organizations to automate proprietary program management methodologies according to predefined “stages” and corresponding “gate” review cycles.

•	Livelink for Regulated Documents™ was originally designed to meet the stringent requirements of the pharmaceutical industry. Livelink for Regulated Documents is a complete solution to securely manage key documents throughout a controlled lifecycle in compliance with all relevant regulatory requirements.

•	Livelink for Sales Readiness™ provides a closed loop training system aimed specifically at large and distributed field-sales organizations. Based on rich-media technology this product speeds up training for sales forces and simultaneously helps large sales organizations save money on distributing information to their sales force.

•	Livelink for Skills Management™ provides the ability within Livelink to catalog, maintain, and assess levels of expertise possessed by employees. It allows an organization to determine where knowledge required to meet business objectives already exists within the organization and identifies where shortfalls exist and training is required.

Industry Specific Solutions Based on Livelink

Open Text offers a selection of industry-specific applications built on the Livelink platform that enables organizations to address industry-specific business needs. The following Livelink-based applications are available:

•	Livelink for Clinicals™ provides the knowledge management and collaboration infrastructures that enable pharmaceutical employees to share, manage, and analyze clinical trial data throughout the entire clinical trial process.

•	Livelink for Construction Management™ is a collaborative Web-based environment that primary contractors on construction and engineering projects can use to coordinate the work of many dispersed sub-contractors and vendors to streamline the design, building, operation, and maintenance of any construction-related project.

Livelink Development Tools

Livelink is highly scalable, extensible and customizable through the use of the Livelink SDK™ (Software Development Kit). The Livelink SDK consists of the Livelink Application Program Interface™ (“LAPI”) and the Livelink Builder™, an object-oriented application development environment designed specifically for building collaborative intranet solutions. Livelink Builder offers customers the ability to customize and extend the features of Livelink to meet their particular needs. Additionally, the Livelink SDK includes LAPI Web Services, which supports application development in Microsoft .NET and J2EE environments.

Livelink Optional and Embedded Modules

Open Text offers a wide selection of modules that allow organizations to easily extend and enhance the functionality of Livelink to suit their evolving business requirements. The following modules are available separately or bundled as part of a solution offering described above:

•	Livelink Activator™ for BASIS® enables organizations to integrate their corporate library into a collaborative enterprise knowledge network. This module provides an ideal solution for combining the collaborative features of Livelink with the data collection management features of BASIS.

•	Livelink Activator™ for CORBA® Development Kit enables organizations to create applications that extend Livelink’s functionality and integrate Livelink with external systems using Common Object Request Broker Architecture (CORBA) services.

•	Livelink Activator™ for Lotus Notes® makes indexing and retrieving information stored within Lotus Notes quick and easy.

•	Livelink Activator™ for SAP/R3® allows users to leverage their existing legacy systems, providing seamless connectivity between the Livelink Server and the R/3 System.

•	Livelink Archive™ for SAP® R/3®: Certified by SAP, Livelink Archive for SAP R/3 is based on SAP’s ArchiveLink® interface, which links SAP applications to external storage systems such as Livelink. Livelink Archive for SAP R/3 enables Livelink to be used as the archive for SAP R/3 documents.

•	Livelink Brokered Search™ allows users to submit a single search query to multiple data sources and receive a unified set of results. Brokered Search combines results from multiple Livelink repositories, Microsoft® Exchange Public Folders, public and internal search engines, as well as from legacy data sources and other authenticated sites.

•	Livelink Cataloged Library™ allows organizations to extend the reach of their library and its functionality by making it an integral part of their enterprise knowledge architecture.

•	Livelink Classifications™ allows Classification Librarians to define a taxonomy of classifications in Livelink. When documents are added to the Livelink repository, they can be associated with a particular classification by one of the following means: manual, assisted, or automatic.

•	Livelink Directory Services™ allows organizations to administer users and groups for each Livelink server from within a central directory. This module synchronizes with a central directory service and provides single logon access for network users.

•	Livelink eLink™ can be integrated with any standard e-mail application and enables users to participate in Livelink discussions and receive enhanced e-mail notification of Livelink events.

•	Livelink eSign™ adds electronic signature capabilities to Livelink and also provides enhanced audit trails for signing events, enhanced security features such as the ability to lock users out after multiple failed log-in attempts, and the ability to initiate a signing approval workflow from a document.

•	Livelink Explorer™ provides Livelink users with access to Livelink content and functionality from their Microsoft Windows® desktop. In Microsoft Windows Explorer, users can navigate the Livelink hierarchy and perform all Livelink functions. Users also have direct access to Livelink from popular desktop productivity tools, such as Microsoft Word®, Excel®, and Outlook®. In addition, mobile users can also mark content in Livelink for offline viewing in Microsoft Windows Explorer when they are not connected to the corporate network.

•	Livelink MeetingZone™ enables members of geographically dispersed teams, including customers, suppliers, consultants, and other trading partners, to attend real-time virtual Web meetings, regardless of their location, using a standard Web browser, and then save the virtual meeting content in Livelink automatically.

•	Livelink OnTime™ allows users to schedule group and project team meetings. Fully integrated with Livelink, this module provides users with secure access to other users’ personal calendar information, project team calendars and resources.

•	Livelink PDF Forms Professional™ enables organizations and users to collaboratively create, manage and track electronic forms and data integrating them into standard corporate business processes by creating an e-form warehouse in Livelink, reducing costs and improving customer satisfaction.

•	Livelink Prospectors™ allows users to create their own personalized, virtual research assistants. Based on custom user preferences, prospectors scour internal networks and targeted Web sites for information users need to get their jobs done.

•	Livelink Records Management™ adds records management functions and capabilities to Livelink, enabling it to become the first comprehensive, Web-based, full lifecycle knowledge management and records management solution for the entire enterprise.

•	Livelink Remote Cache™ reduces network traffic and improves access speed for remote users by caching documents, HTML renditions and graphical content at remote sites.

•	Livelink Secure Connect™ secures user communications between the Livelink server and non-Web clients such as Livelink Explorer using industry-standard cryptographic encryption technology.

•	Livelink Spider™ crawls across an organization’s intranet and/or targeted sites on the World Wide Web and automatically finds and indexes new or modified documents, enabling Livelink to maintain an up-to-date, searchable knowledge base.

•	Livelink UNITE™ provides users with a unified, personalizable interface to one or more Livelink systems. With Livelink UNITE, users can filter access to Livelink content and services, including workspaces, documents, meetings, discussions, search, and more, by organizing them into a personalized set of virtual workspaces and context maps arranged on a series of tabbed pages.

•	Livelink WebDAV™ provides a standard-based gateway to Livelink via the Web Distributed Authoring and Versioning (WebDAV) protocol. Livelink users can access, create, and manage Livelink folders and documents directly from popular desktop applications that support WebDAV, including Microsoft® Office and WebFolders and Adobe® applications.

•	Livelink Wireless™ gives mobile professionals access to Livelink’s Web-based collaborative features using a variety of handheld and wireless devices, including a Web-enabled WAP or iMode cellular telephone, Palm OS® device or RIM Blackberry™ pager.

Information Retrieval is Pervasive

Open Text’s heritage is rooted in information retrieval, and that heritage is pervasive throughout the Livelink product. Livelink’s Information Retrieval functionality helps users find and access information from anywhere throughout the enterprise—including the corporate information repository, corporate Web sites and across the Internet. Authorized users have on-demand access to information even if their knowledge-base spans distributed and diverse network environments. More than full-text search and retrieval, Livelink provides an integrated set of information retrieval tools, including intelligent agents and sophisticated reports that give users unprecedented insight into the knowledge, actions and activities being developed throughout an organization.

Livelink’s Information Retrieval provides high performance and linear scaling, even across millions of documents and terabytes of information. Livelink allows an organization to build searchable databases of virtually any size by indexing documents, files and other objects in any standard format, including XML, HTML, PDF and other popular file formats. It recognizes that documents are often characterized by complex structures. For example, documents often contain titles, headings, sections, subsections and paragraphs. Open Text’s search engine can search any number of different user-defined document structures. It supports SGML and XML, the key international standards for structured documents.

Sophisticated search features include the ability to search a subset of the index (“slices”), contextual/proximity searching, an advanced query builder interface, thesaurus support, word stemming, “sounds like” searching, and a powerful end-user query language. Livelink’s Data Flows facilitate moving information between Livelink and other data sources (e.g., a user could create a data flow which crawls a number of competitor’s Web sites, converts all the information to PDF format, and indexes it as different slices for searching).

Specialized Products and Solutions

Open Text provides a series of specialized collaboration, content, and knowledge-based product technologies that are sold independent of, or integrated with, the Livelink platform. Customers of these products have the confidence of moving forward with these more specialized products knowing that a single reliable vendor can deliver comparable functionality integrated into the broader Livelink platform as their requirements evolve to do so:

•	Advanced Messaging and Communication Solutions—FirstClass® combines voice and fax messages to create a truly unified messaging system that allows users to communicate across a wide range of messaging formats and devices. As a highly scalable and feature-rich messaging and collaboration solution, FirstClass converges powerful features such as, e-mail, voice messaging, fax, shared online work- spaces and instant messaging, enabling users to effectively communicate and collaborate across a wide range of messaging formats and devices. Ideally suited for schools, school districts, higher-education institutions, government agencies, and service providers, FirstClass enables users to securely access and share information anywhere, anytime, using the device that is most appropriate to them at the time. Because it combines award-winning collaborative groupware and unified communications technologies into a single highly scalable message store, FirstClass provides organizations with one of the lowest total costs of ownership in the industry.

•	Advanced Information Retrieval—In addition to the information retrieval capabilities that are part of Livelink, the Company also offers BRS/Search™ and Query Server™ from the Company’s BRS Products division. BRS/Search is a search engine for publishing large quantities of dynamic, customized information in all Web-based applications requiring sophisticated functionality and appearance. BRS/Search incorporates flexible filtering and state-of-the-art search, control, and presentation tools for enterprise information retrieval. It has been used by thousands of organizations to quickly design, prototype, and develop applications that provide real-time access to the organization’s islands of information, memos, reports, competitive intelligence, documents, or any other type of unstructured data. Query Server is an advanced meta search tool that broadcasts a single query across a set of Web-enabled search engines, unifying access to multiple information sources, including repositories, news feeds, document management systems, intranets, and the Internet.

•	Archived Document Collections Management—Open Text also offers the BASIS® software product line to support the management of specialized corporate and government document collections. Designed for comprehensive library control, BASIS provides a solution for companies who need sophisticated searchable access to hybrid document collections consisting of both documents and metadata. Used by information professionals in major commercial and government information centers, BASIS provides library automation, research management, litigation support, intellectual property protection, content management and competitive intelligence.

BASIS is available as a stand-alone product or as part of a fully integrated solution with Livelink. The Livelink Activator for BASIS™ integrates the collaborative features of Livelink with the collection management features of BASIS. This module extends BASIS information management and library automation functionality to fully exploit Livelink’s rich collaborative features, enabling users to easily access BASIS library objects and incorporate them into the Livelink environment.

•	Certification Management—In order to provide highly effective corporate management and training solutions for the Financial Services sector, EDC® from Open Text gives users the ability to provide corporate learning and training programs that will meet regulatory compliance objectives. The EDC product suite is designed to address a number of needs, including growth in regulatory reporting requirements, leveraging existing investments in training content and programs, maintaining detailed registration and licensing records for compliance management, and the need to manage all of the detailed records necessary to achieve regulatory compliance.

•	Knowledge Delivery -LaunchForce™—an enterprise-class application for certified knowledge delivery— uses rich media and rich tracking to quickly deploy mission-critical information to corporate audiences, whether it be preparing your sales force to sell a new product line, educating employees about new policies and procedures, or certifying compliance with complex regulations. LaunchForce enables closed-loop communication between end users, subject matter experts, and management—allowing management to measure the effectiveness of materials, identify gaps in the preparedness of speakers, drive return on communications investment, and ensure that corporate initiatives are effective. LaunchForce leverages leading-edge rich media technology and revolutionary closed-loop content publishing, tracking, and remediation capabilities to manage and measure the delivery of information to globally distributed audiences.

•	Library Automation—The Techlib® product is a specific application that utilizes BASIS to automate and integrate the main functions of a corporate or government library. Techlib is an integrated, Web-based solution for managing, automating and delivering a complete range of library services. From access and cataloging to circulation, serials control and acquisitions, Techlib provides users with the ability to manage digital collections and make the corporate library the focus of an organization’s knowledge resources.

Techlib can be implemented as a component of BASIS, or as an integrated solution with Livelink, as the Livelink Cataloged Library™ module. Techlib and Livelink integration gives users consolidated access to knowledge resources on the intranet, extranet and in the corporate library, to support decisions, smooth workflow and automate processes.

Web browser and JDBC interfaces have made BASIS applications more economical to deploy since more people can easily access and exploit the available information. Furthermore, as organizations continue to encounter information overload, library science expertise in subject categorization and classification is being deployed to improve the usability of enterprise intranet and extranet applications.

•	Portal Solutions—Coreport® enables organizations to rapidly deploy a single enterprise integration portal to serve all stakeholders, employees, customers, investors, partners and others, effectively and securely. Coreport provides a single, open, strategic framework for deployment, integration and management of all your enterprise assets. With Coreport portals, users can create their own portals, add specialized content, assemble dynamic business processes, and manage online communities. Livelink Unite is used to connect the Livelink environment to Coreport and portal frameworks provided by other vendors.

•	Records Management—Livelink for Records Management gives users comprehensive, full lifecycle management of all corporate records and information holdings, in both paper and electronic format. Livelink for Records Management allows users to access records management functions from any standard Web browser. By providing a common interface to access all forms of information, such as images, paper records and other physical objects, word processing, spreadsheets, and e-mail, Livelink for Records Management provides an automated system that removes the complexities of electronic records management and streamlines processes for end users. Livelink for Records Management helps global enterprises to secure critical information, ensure file control, consistency, and collaboration by supporting record classification, retention and disposition rules, searching, reporting, and security access. Livelink for Records Management brings the control of records management into a large intranet or extranet environments, allowing individuals or groups to easily access and share corporate information. This records management capability is available on a stand-alone basis (iRIMS™) or fully integrated into Livelink.

•	High-Volume Workflow and Imaging Solutions—Through its Bluebird Systems division, the Company offers ODOC® and Open Image®, which provide high-volume workflow and imaging solutions. ODOC is a powerful, Window NT-based, Web-enabled object management and workflow system designed to give organizations the ability to replace labor intensive paper-based work processes with highly efficient PC-based ones. Offering tight integration with PeopleSoft® technology, the client/server, multi-tier, open architecture of the ODOC suite enables organizations to achieve the performance and security they demand in mission-critical, high volume, and highly distributed environments. The product is particularly well suited for Accounts Payable applications. Open Image is a high-volume workflow, imaging and document management solution designed for the financial services industry.

Product Development

Open Text intends to pursue its strategy of growing the capabilities of its software offerings through the in-house research and development of new product offerings as well as the addition of technologies and expertise through the acquisition of other companies, technologies and products.

During fiscal 2003, the Company developed Livelink 9.2, and all of its associated components. The modular architecture of Livelink allows for the release of new and improved product components independently of the baseline platform. The modular architecture also supports the Company’s acquisition strategy, allowing new product components and technologies to be quickly assimilated into Livelink.

The strategic intent of the Company’s product developments is to allow groups of users to build up a knowledge base as a natural by-product of doing collaborative work, without burdening the end-user to do more. Similarly, it also focuses on improvements whereby the collaborative tools automatically mine and deliver knowledge in context, thereby making collaborative work more effective. As an example, development continues on Livelink MeetingZone, a real-time meeting and collaboration tool, that allows valuable meeting content to be captured, searched, and reused. The Company believes that treating meeting content and context as reusable knowledge objects continues to differentiate itself from competitor’s products.

The product development organization, in coordination with its Professional Services function, partners, and identified lighthouse customers, continues to advance the Livelink platform and technology to support rapid development of knowledge-based applications. During fiscal 2003, the Company introduced several such applications to its existing application portfolio such as Livelink for Clinicals, Livelink for Regulated Documents, and Livelink for Sales Readiness.

As of June 30, 2003, the Company’s research and development team consisted of 305 employees. During fiscal 2003, through the acquisitions of Centrinity, Corechange, and Eloquent, the Company acquired new technologies that have been integrated with its Livelink technology with the goal of producing a more diverse product offering. Amounts spent on research and development during fiscal 2003, fiscal 2002, and fiscal 2001 were $29.3 million, $24.1 million, and $24.3 million, respectively.

Customer Support and Professional Services

Open Text provides most of its customer support activities through telephone support, since it is able to service most software problems remotely. The Company’s major products are typically licensed in conjunction with a twelve-month maintenance contract which renews each year thereafter at the customer’s option. The annual maintenance and support fee is typically 20% of the list price of the licensed software and entitles the customer to remote support as well as product updates and maintenance releases. Customers pay for their annual maintenance contracts at the beginning of the contract, and the Company recognizes revenues relating to these services ratably over the term of the related contract. As of June 30, 2003, the Company’s customer support team consisted of 140 employees.

Open Text offers both training and consulting services, as well as integration services for the purpose of configuring and adapting the Company’s software to specific customer needs. Although the Company’s software can be used “out-of-the-box”, customers may desire further specific configurations to their environment or working processes or similar work to further tailor the Company’s products to their specifications. Engagements performed by the Company’s professional services organization are typically billed on a time and materials basis. As of June 30, 2003, the Company’s professional service group consisted of 229 employees.

Competition

Open Text’s products and services compete in several market segments that are at various stages of maturity and each market has both distinct and overlapping competitors. These markets include collaboration and team support software, document management, business process management, content management, learning management, project management, and portals, each of which is intensely competitive and subject to rapid technological change. A variety of different terms are used to describe these markets including Knowledge Management (KM), Enterprise Content Management (ECM), Smart Enterprise Suites (by Gartner Group), and the Knowledge Worker Infrastructure (by Meta). It is in the integration of functionality in these otherwise distinct market segments that the Company believes it differentiates itself.

The Company competes with repository-based collaboration software solutions such as IBM’s Lotus Notes/Domino, iManage and Documentum’s eRoom, collaboration service providers such as WebEx Communications Inc. and Centra Software, and with e-mail-based collaboration solutions from Microsoft Corporation, IBM Corporation, and Groove Networks. In the document management market, the Company competes with vendors such as Documentum Inc., FileNet Corporation, and Hummingbird Communications ltd.. Companies like FileNet Corporation and Staffware also offer business process management solutions similar to the forms and workflow capabilities provided by the Company. Content management vendors such as Documentum Inc., Interwoven Inc., Vignette Corporation, and Stellent Inc. compete aggressively with the Company to manage purpose-built content for web sites. In the learning management market, the Company competes with e-learning point solutions from vendors such as Saba Software Inc., Docent Inc., and Centra Software. In the portal marketplace, the Company competes with Plumtree and portal solutions from major infrastructure providers.

The Company expects competition to increase in the future as the markets for Open Text’s products develop and as additional players enter these markets. The Company believes that the principal competitive factors in these markets include the ability to provide:

•	vendor and product reputation;

•	versatility to provide a broad range of business solutions;

•	full support for functionality required for compliance management solutions;

•	scalable integration of document management, business process management (i.e., workflow), and related enabling technologies;

•	product quality and performance;

•	partner relationships with providers of IT infrastructure and information systems;

•	quality of product support; and

•	price.

The Company’s competitors can be expected to enhance their existing products or to develop new products that will further integrate workflow, document management and collaborative computing features.

Open Text’s markets are the subject of intense industry interest, and the Company is aware of numerous other major software developers as well as smaller entrepreneurial companies focusing significant resources on developing and marketing software products and services that may compete with Open Text products and services. Numerous releases of products and services that compete with those of Open Text can be expected in the near future. Moreover, certain of the Company’s current and potential competitors may bundle their products with other software in a manner that may discourage users from licensing products offered by Open Text.

Many of Open Text’s current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and installed product base than the Company. There can be no assurance that the Company will be able to compete effectively with current and future competitors. Increased competition from existing or potential competitors could result in the reduction of prices and revenues, reduced margins, and loss of customers and market share, any one of which would negatively impact the Company’s operating results.

Sales and Marketing

Open Text employs multiple distribution channels, including direct sales, distributors, systems integrators, independent software vendors (“ISVs”) and VARs to market, license and sell its products and services throughout the world. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete.

Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. It was the Company’s experience throughout most of fiscal 2002 and 2003 that customers were more hesitant to commit to large, enterprise-wide deployments of the Company’s software and as a result, the Company has experienced a lengthening of its sales cycles and increased demands for return on investment analysis.

Direct Sales. The Company employs a direct sales force as the primary method to market, license and sell its products and services. As of June 30, 2003, Open Text’s worldwide sales organization consisted of 271 employees located in 142 cities. Historically, a significant percentage of the Company’s revenues have been generated through its direct sales force. For fiscal 2003, approximately 90% of the Company’s license revenues were generated through its direct sales force.

Distributors. Open Text has distribution agreements in Japan with Canon Sales Inc. and Infocom Corporation, pursuant to which each of them markets, licenses and sells Open Text products and services within the country of Japan.

ISVs. Open Text markets and licenses its products to select independent software vendors, in order to have its products embedded in high-value application products marketed by manufacturers with specific industry or application domain expertise. Such partners generally sell an entire product portfolio into the target market, thereby having better access to that market than Open Text.

Livelink Affinity Partners. Open Text’s Livelink Affinity Partner program includes VARs, solution providers, technology partners, ASPs, and systems integrators. Open Text’s Livelink Affinity Partners license, customize, configure and install the Company’s software products with complementary hardware, software and services. In combining these products and services, the Livelink Affinity Partners are able to deliver complete solutions to address specific customer needs.

Employees

As of June 30, 2003, the Company employed a total of 1,196 individuals. The composition of this employee base is approximately as follows: 322 employees in sales and marketing, 305 employees in product development, 229 employees in professional services, 140 employees in customer support, and 200 employees in general and administrative roles. The Company’s employees are not subject to a labor union or collective bargaining agreement. The Company is of the opinion that relations with its employees are strong.

Intellectual Property Rights

The Company’s success and ability to compete are dependent on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Open Text’s software products are generally licensed to customers on a nonexclusive basis for internal use in a customer’s organization. The Company also grants rights in its intellectual property to third parties that allow them to market certain of the Company’s products on a nonexclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.

Open Text relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. Historically, the Company has not sought patent protection for its products, though it may do so in the future. During fiscal 2003 the Company indirectly acquired a patent relating to collaborative technology. The Company is currently exploring opportunities to exploit this patent and these opportunities may include licensing it. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Certain of the Company’s license arrangements have required the Company to make a limited confidential disclosure of portions of the source code for its products, or to place such source code into an escrow for the protection of another party. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. Also, the Company’s competitors could independently develop technologies that are perceived to be substantially equivalent or superior to the Company’s technologies. The Company’s competitive position may be affected by its ability to protect its intellectual property. Although the Company does not believe it is infringing on the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and related legal protections, including patents, are applied to software products.

Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products. In these cases, this software is licensed from the entity holding its intellectual property rights. Although the Company believes that it has secured proper licenses for all third-party software that has been integrated into its products, third parties may assert infringement claims against the Company in the future, and any such assertion may result in litigation, which may be costly and require the Company to obtain a license for the software. Such licenses may not be available on reasonable terms or at all.

Item 2. Properties

The Company leases approximately 82,600 square feet of office space in three facilities in Waterloo, Ontario, Canada including its corporate headquarters pursuant to one lease that terminates on June 30, 2008, one that terminates on August 31, 2005, and one that terminates on June 30, 2006. The Company also leases approximately 36,000 square feet in its operational headquarters in Bannockburn, Illinois pursuant to a lease that terminates on April 30, 2004. The Company also leases Canadian field offices in Richmond Hill, Ontario;; and Ottawa, Ontario; US field offices in Albany, New York; Annapolis, Maryland; Boston, Massachusetts; Boulder, Colorado; Dublin, Ohio; Livonia, Michigan; New York, New York; Los Angeles, California; San Mateo, California; and Carlsbad, California; and international field offices in Amsterdam, The Netherlands; Paris, France; Frankfurt, Germany; Munich, Germany; Milan, Italy; Beaconsfield, United Kingdom; Chiswick, United Kingdom; Shannon, Ireland; St. Gallen, Switzerland; Stockholm, Sweden; Dubai, United Arab Emirates; Melbourne, Australia and Sydney, Australia. This space is considered adequate for the Company’s needs. The current annualized total rent for the Company, excluding operating costs, is approximately $5.54 million.

Item 3. Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust has brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc (“Bluebird”). The claim is for $10 USD million, plus $5 USD million in punitive damages. The Company was not a party to the stock purchase agreement, but has been held to be the principal behind the transaction by the arbitrator so that if Open Text’s subsidiary Bluebird is liable, Open Text would also be liable. Bluebird and Open Text have counterclaimed against the Tilburys claiming that not only is no further amount owing for the purchase of shares, but they are entitled to a return of the money already paid to the Tilburys, based on misrepresentations at the time of sale. Bluebird has also asked for rescission of the lease assumed on the purchase of the shares located in Carlsbad, California or damages of $7 USD million together with punitive damages of $1 USD million. It is not expected this matter will be heard before the spring of 2004. The Company believes the claim made against it is without merit, and intends to defend the action vigorously. The arbitration process is inherently uncertain and unpredictable and accordingly there can be no assurances as to the ultimate outcome of the arbitration.

Beginning in July 2001, Eloquent Inc, (“Eloquent”, a company acquired during fiscal 2003) and certain of its officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York. These actions include (1) Pond Equities v. Eloquent, Inc., et al., Case No. 01-CV-6775; (2) Zitto Investments, Inc. v. Eloquent, Inc., et al., Case No. 01-CV-7591; (3) Bartula v. Eloquent, Inc., et al., Case No. 01-CV-7607; and (4) Holleran v. Eloquent, Inc., et al., Case No. 01-CV-7698. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings (“IPOs”) of their common stock in the late 1990s (the “IPO Lawsuits”). In each of these complaints, the plaintiffs allege that Eloquent, certain of its officers and directors and its IPO underwriters violated the federal securities laws because Eloquent’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs sought unspecified monetary damages and other relief.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In late 2002 and early 2003 the various plaintiffs and issuer defendants entered into settlement discussions. In June, 2003, the Company’s Board of Directors agreed in principle to a settlement proposal as described in a Memorandum of Understanding with the plaintiffs and a Issuer-Insurer Agreement with the Company’s insurers (the “Settlement Proposal”). The Company has informed the plaintiffs and insurers that the Company intends to execute and deliver the Memorandum of Understanding and Issuer—Insurer Agreement in the near future and the plaintiffs and insurers have informed the Company that they are prepared to accept such delivery and enter into these agreements with the Company. Under the Settlement Proposal, the issuers (including the Company, as successor to Eloquent) are to be dismissed as parties from the litigation and will be released from all claims by the plaintiffs. Implementation of the Settlement Proposal requires execution and delivery of the Memorandum of Understanding and Issuer-Insurer Agreement by the Company and approval by the court, and is expected to occur in late 2003 or early 2004. The Company believes that these lawsuits are without merit and, if the Settlement Proposals are not implemented, intends to defend against them vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Shares have traded on the NASDAQ National Market since January 23, 1996 under the symbol “OTEX”. The Common Shares have traded on the Toronto Stock Exchange (“TSX”) since June 26, 1998 under the symbol “OTC”. The following table sets forth the high and low sales prices for the Common Shares, as reported by the TSX, and the high and low bid prices, as reported by NASDAQ, for the periods indicated below.

On June 30, 2003, the closing price of the Company’s Common Shares on NASDAQ was $28.25 USD per share. On June 30, 2003, the closing price of the Company’s Common Shares on the TSX was $38.12 CDN per share.

	Nasdaq		TSX
	High	Low	High	Low
	(in U.S. dollars)		(in Canadian dollars)
Year Ending June 30, 2003:
Fourth Quarter	$34.75	$26.91	$50.24	$38.10
Third Quarter	30.04	23.10	44.82	36.37
Second Quarter	27.99	16.97	43.70	27.10
First Quarter	25.93	15.47	40.80	24.49

Year Ending June 30, 2002:
Fourth Quarter	$25.44	$16.85	$39.70	$28.00
Third Quarter	30.70	22.64	49.80	32.50
Second Quarter	31.75	20.55	49.23	36.30
First Quarter	25.86	17.85	40.94	26.00

On September 24, 2003, the closing price of the Company’s Common Shares on NASDAQ was $35.83 USD per share. As at September 24, 2003, there were approximately 8,154 shareholders of record of the Company’s Common Shares. As at September 24, 2003, there were approximately 3,004 U.S. shareholders of record, holding 8,362,713 Common Shares.

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

There is no limitation imposed by Canadian law or by the articles or other charter documents of the Company on the right of a non-resident to hold or vote Common Shares or Preferred Shares of the Company with voting rights (collectively, “Voting Shares”), other than as provided in the Investment Canada Act (the “Investment Act”), as amended by the World Trade Organization Agreement Implementation Act (the “WTOA Act”). The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian,” as defined in the Investment Act (a “non-Canadian”), unless, after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be a net benefit to Canada. An investment in Voting Shares of the Company by a non-Canadian (other than a “WTO Investor,” as defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control of the Company, and the value of the assets of the Company were $5.0 million or more. Except for certain economic sectors with respect to which the lower threshold would apply, an investment in Voting Shares of the Company by a WTO Investor would be reviewable under the Investment Act if it were an investment to acquire direct control of the Company, and the value of the assets of the Company equaled or exceeded $223 million CDN. A non-Canadian, whether a WTO Investor or otherwise, would acquire control of the Company for purposes of the Investment Act if he or she acquired a majority of the Voting Shares of the Company. The acquisition of less than a majority, but at least one-third of the Voting Shares of the Company, would be presumed to be an acquisition of control of the Company, unless it could be established that the Company was not controlled in fact by the acquirer through the ownership of Voting Shares. In general, an individual is a WTO Investor if he or she is a “national” of a country (other than Canada) that is a member of the World Trade Organization (“WTO Member”) or has a right of permanent residence in a WTO Member. A corporation or other entity will be a WTO investor if it is a “WTO Investor-controlled entity” pursuant to detailed rules set out in the Investment Act. The United States is a WTO Member.

Certain transactions involving Voting Shares of the Company would be exempt from the Investment Act, including: (a) an acquisition of Voting Shares of the Company if the acquisition were made in connection with the person’s business as a trader or dealer in securities; (b) an acquisition of control of the Company in connection with the realization of a security interest granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and (c) an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization, following which the ultimate direct or indirect control of the Company, through the ownership of voting interests, remains unchanged.

Canadian Federal Income Tax Considerations

The following summary is based upon the current provisions of the Income Tax Act (Canada) (the “ITA”) and the regulations thereunder, all proposed amendments to the ITA and the regulations thereunder publicly announced by the Department of Finance, Canada prior to the date hereof, the current administrative policies and assessing practices of the Canada Customs and Revenue Agency (“CCRA”), and the Canada-United States Income Tax Convention (1980), as amended by the 1983, 1984, 1995 and 1997 Protocols thereto (the “Convention”). Except for the foregoing, this summary does not take into account or anticipate changes in the law or the administrative policies or assessing practices of the CCRA whether by legislative, governmental or judicial action and does not take into account or anticipate provincial, territorial or foreign tax considerations.

This summary relates to the principal Canadian federal income tax considerations under the ITA and the regulations thereunder generally applicable to purchasers of Common Shares hereunder who: (i) for purposes of the ITA, are not, have not been and will not be or be deemed to be resident in Canada at any time while they held or hold Common Shares (or other property for which Common Shares were substituted on a tax deferred exchange), deal at arm’s length with the Company, will hold their Common Shares as capital property, and do not use or hold, and will not and will not be deemed to use or hold their Common Shares in, or in the course of carrying on a business in Canada through a permanent establishment or in connection with a fixed base in Canada, and (ii) for purposes of the Convention, are residents of the United States and not residents of Canada.

Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a non-resident holder will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident holder. Currently, under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by a person who is a resident of the United States for the purpose of the Convention and who does not have a “permanent establishment” or “fixed base” in Canada to which the holding of Common Shares is effectively connected is 15% except where such beneficial owner is a company which owns at least 10% of the voting stock of the Company (in which case the rate of such withholding is 5%).

A purchase of Common Shares by the Company (other than a purchase of Common Shares by the Company on the open market in the manner in which shares would be purchased by any member of the public in the open market) will give rise to a deemed dividend under the ITA equal to the difference between the amount paid by the Company on the purchase and the paid-up capital of such shares determined in accordance with the ITA. The paid-up capital of such shares may be less than the non-resident holder’s cost of such shares. Any such dividend deemed to have been received by a non-resident holder would be subject to a non-resident withholding tax as described above. The amount of any such deemed dividend will reduce the proceeds of disposition of the Common Shares to the non-resident holder for purposes of computing the amount of the non-resident holder’s capital gain or loss under the ITA.

A holder who is not resident in Canada for purposes of the ITA will generally not be subject to tax under the ITA in respect of any capital gain or entitled to deduct any capital loss realized on a disposition of Common Shares unless at the time of such disposition such Common Shares constitute “taxable Canadian property” of the holder for purposes of the ITA and the holder is not entitled to relief under the Convention. If the Common Shares are listed on a prescribed stock exchange (which includes the NASDAQ National Market) at the time they are disposed of, they will generally not constitute “taxable Canadian property” of the non-resident holder at the time of a disposition of such shares unless such holder uses or holds or is deemed to use or hold such shares in or in the course of carrying on business in Canada or, at any time during the five year period immediately preceding the disposition of the Common Shares, 25% or more of the issued shares of any class or series of the Company were owned by the non-resident holder, by persons with whom the non-resident holder did not deal at arm’s length or by the non-resident holder and persons with whom the non-resident holder did not deal at arm’s length. In any event, under the Convention, gains derived by a resident of the US from the disposition of Common Shares will generally not be taxable in Canada unless such Common Shares form part of the business property of a permanent establishment which such US resident has or had (within the twelve-month period preceding the date of disposition) or pertain to a fixed base which is or was available (within the twelve-month period preceding the date of disposition) to such US resident in Canada or unless the value of the Common Shares is derived principally from real property situated in Canada.

When a non-resident holder dies holding Common Shares, such holder will be deemed to have disposed of such Common Shares for proceeds equal to the fair market value thereof immediately before such holder’s death and will be subject to the tax treatment with respect to dispositions described above. Any person who acquires such Common Shares as a consequence of the death of such holder will be deemed to have acquired such shares at a cost equal to their fair market value at that time.

United States Federal Income Taxation

The following discussion summarizes certain US federal income tax considerations relevant to an investment in the Common Shares by individuals and corporations who, for income tax purposes, are resident in the US and not in Canada, hold Common Shares as capital assets, do not use or hold the Common Shares in carrying on a business through a permanent establishment or in connection with a fixed base in Canada and, in the case of individual investors, are also US citizens (collectively, “Unconnected US Shareholders”). The tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. Further, this summary is not a comprehensive description of all of the tax considerations that may be relevant to an Unconnected US Shareholder based on such Shareholder’s particular circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax. In addition, this discussion does not address the US federal income tax consequences to Unconnected US Shareholders that are subject to special treatment under US federal income tax laws, including, but not limited to:

•	broker-dealers;
•	banks or insurance companies;
•	taxpayers who have elected mark-to-market accounting;
•	tax-exempt organizations;
•	financial institutions;
•	taxpayers who hold ordinary shares as part of a “straddle”, “hedge”, or “conversion transaction” with other investments;
•	individual retirement or other tax-deferred accounts;
•	holders owning directly, indirectly or by attribution at least 10% of our voting power; and
•	taxpayers whose functional currency is not the US dollar.

This discussion does not address any aspect of US federal gift or estate tax, or of state, local or non-U.S. tax laws.

The discussion is based upon the provisions of the US Internal Revenue Code of 1986, as amended (the “Code”), the existing and proposed Treasury regulations promulgated thereunder, the Convention, the administrative practices published by the US Internal Revenue Service (“IRS”) and US judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.

Unconnected US Shareholders generally will treat the gross amount of dividends paid by the Company equal to the US dollar value of such dividends on the date the dividends are received or treated as received (based on the exchange rate on such date), without reduction for the Canadian withholding tax, as dividend income for US federal income tax purposes to the extent of the Company’s current and accumulated earnings and profits. However, the amount of Canadian tax withheld (calculated in accordance with U.S. federal income tax principles) generally will give rise to a foreign tax credit or deduction for US federal income tax purposes. Investors should be aware that dividends paid by the Company generally will constitute “passive income” for purposes of the foreign tax credit, which could reduce the amount of the foreign tax credit available to a US shareholder. The Code applies various limitations on the amount of foreign tax credit that may be available to a US taxpayer. Investors should consult their own tax advisors with respect to the potential consequences of those limitations. Dividends paid on the Common Shares will not generally be eligible for the “dividends received” deduction. An investor that is a corporation may, under certain circumstances, be entitled to a 70% deduction of the US-source portion of dividends received from the Company if such investor owns shares representing at least 10% of the voting power and value of the Company. To the extent that distributions exceed current and accumulated earnings and profits of the Company, they will be treated first as a return of capital, up to the investor’s adjusted basis in Common Shares and thereafter as gain from the sale or exchange of the Common Shares.

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

The sale of Common Shares generally will result in the recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and the holder’s adjusted basis in the Common Shares. The tax basis will initially equal its cost to the Unconnected US Shareholder, as reduced by any distributions on the shares treated as return of capital. The Unconnected US Shareholder that is an individual will be taxed on the net amount of his or her capital gain at a maximum rate of 20% provided the Common Shares were held for more than 12 months. Such rate for capital gains on shares held for more than five years is generally 18% if the shares are acquired after December 31, 2000 (or, in the case of shares that are acquired pursuant to an option, such shares are acquired pursuant to an option granted after December 31, 2000). Special rules (and generally lower maximum rates) apply to individuals in lower tax brackets.

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

In general, dividends paid on Common Shares and payments of the proceeds of a sale of Common Shares, paid within the US or through certain US-related financial intermediaries, are subject to information reporting and may be subject to backup withholding at a 30% rate (or lower rate then in effect as established by the Economic Growth and Tax Relief Reconciliation Act of 2001) unless (i) the payor is entitled to, and does in fact, presume that the Unconnected US Shareholder of common shares is a corporation or other exempt recipient or (ii) the Unconnected US Shareholder provides a taxpayer identification number on a properly completed Form W-9 and certifies that no loss of exemption from backup withholding has occurred. The amount of any backup withholding will be allowed as a credit against an Unconnected US Shareholder’s US federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the IRS.

Passive Foreign Investment Company

A non-US corporation will be classified as a passive foreign investment company (a “PFIC”) for US federal income tax purposes if it satisfies either of the following two tests: (i) 75% or more of its gross income for the taxable year is “passive income” (generally, interest, dividends, royalties, rent and similar income, and gains on disposition of assets that generate such income) or (ii) 50% or more of its assets produce or are held for the production of passive income on average for the taxable year (by value or, if the Company so elects, by adjusted basis). If the corporation owns, directly or indirectly, at least 25% by value of the stock of another corporation, it will be treated as if it holds directly its proportionate share of assets, and receives directly its proportionate share of income of such other corporation. Accordingly, the classification of the Company as a PFIC in any taxable year will depend on the character of the income and the assets of the Company and its subsidiaries.

The Company does not believe that it is currently a PFIC. If the Company were to be a PFIC for any taxable year, US investors would be required to (i) at disposition or when such investor receives an “excess distribution”, pay a penalty tax equivalent to US federal income tax at ordinary income rates, calculated as if any gain on that sale were realized (or the excess distribution were made) ratably over that holding period, plus an interest charge on taxes that are deemed due during the period that the investor owned that stock, (ii) if a Qualified Electing Fund election is made, include currently in their taxable income certain undistributed amounts of the Company’s income, or (iii) if a mark-to-market election is made, include currently an amount of ordinary income or loss (which loss is subject to limitations) each year in an amount equal to the difference between the fair market value of such investor’s shares in the Company and such investor’s adjusted tax basis therein.

Controlled Foreign Corporation

If more than 50% of the voting power of all classes of stock or the total value of the stock of the Company is owned, directly or indirectly, by US persons including citizens or residents of the US, US domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom owns 10% or more of the total combined voting power of all classes of stock of the Company (“10% US Shareholders”), the Company would be treated as a “controlled foreign corporation” under Subpart F of the Code. This classification would have many complex results, including the required inclusion by such 10% US Shareholders in income of their pro rata shares of “Subpart F income” (as specifically defined by the Code) of the Company. The Company does not believe that it is currently a controlled foreign corporation.

Item 6—Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company for the periods indicated. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended June 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent public accountant, and which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended June 30, 2000 and 1999 and the consolidated balance sheet data as of June 30, 2001, 2000 and 1999 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License & networking	$75,991	$65,984	$73,752	$57,574	$53,657
Customer support	63,091	48,707	40,316	26,641	20,411
Service	38,643	39,681	35,709	30,180	18,989

Total revenues	177,725	154,372	149,777	114,395	93,057

Cost of revenues:
License & networking	6,550	5,341	5,878	2,685	1,819
Customer support	10,406	8,364	7,632	5,731	3,151
Service	28,241	27,411	27,043	25,670	15,374

Total cost of revenues	45,197	41,116	40,553	34,086	20,344

Gross profit	132,528	113,256	109,224	80,309	72,713

Operating expenses:
Research and development	29,324	24,071	24,311	17,743	11,373
Sales and marketing	54,532	51,084	51,317	42,928	36,441
General and administrative	13,509	12,498	13,191	19,832	5,921
Depreciation	5,009	5,587	5,178	4,586	4,225
Amortization of acquired intangible assets	3,236	6,506	5,460	2,962	2,194
Acquired in Process Research and Development and write-down of intangible assets	—	—	—	—	3,419
Restructuring costs	—	—	—	1,774	329

Total operating expenses	105,610	99,746	99,457	89,825	63,902

Income (loss) from operations	26,918	13,510	9,767	(9,516)	8,811
Other income (loss)	2,788	1,613	(2,417)	48,965	427
Interest income	1,283	1,853	4,736	6,161	2,342
Interest expense	(55)	(16)	(61)	(109)	(47)

Income before income taxes	30,934	16,960	12,025	45,501	11,533
Provision for (recovery of) income taxes	3,177	289	1,229	20,422	(8,637)

Net income for the year	$27,757	$16,671	$10,796	$25,079	$20,170

Net income per share, basic	$1.42	$0.83	$0.54	$1.12	$.96

Net income per share, diluted	$1.34	$0.78	$0.50	$1.03	$.85

Weighted average Common Shares outstanding, basic	19,525	19,979	20,032	22,349	20,914

Weighted average Common Shares outstanding, diluted	20,697	21,239	21,466	24,421	23,729

	June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$116,554	$109,895	$87,526	$113,918	$140,256
Working capital	94,440	103,897	82,030	98,008	197,595
Total assets	238,687	186,847	175,002	183,250	264,774
Long-term liabilities	6,608	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Company’s Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. These risks, uncertainties, and factors include, but are not limited to, those set forth under “Cautionary Statements” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions or these plans, estimates, opinions or projections should change.

Overview

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars unless otherwise indicated. All references in this Annual Report on Form 10-K to financial information concerning the Company refer to such information in accordance with US GAAP and all dollar amounts in this Annual Report on Form 10-K are in United States dollars unless otherwise indicated.

Open Text develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet. The Company’s principal product line is Livelink®, a leading collaboration and knowledge management software product for global enterprises. The software enables users to find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products.

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

In fiscal 2003, the Company recorded total revenues of $177.7 million, a record for a Company fiscal year, due to a number of factors including an increase in new customers, additional license transactions completed with existing customers, and the acquisitions of Centrinity, Corechange, and Eloquent, as well as favorable movement in foreign exchange rates. The Company achieved overall profitability in fiscal 2003 for the fifth straight year, while it achieved profitability from operations for the third straight year. In addition, cash and cash equivalents increased to $116.6 million as of June 30, 2003, while cash flow from operations totaled $40.0 million for fiscal 2003. During fiscal 2003, the Company repurchased 756,000 Common Shares in the open market for a total purchase price of $17.3 million. The Company’s days sales outstanding (DSO) decreased significantly from 72 days at June 30, 2002 to 61 days at June 30, 2003. Geographic segment information regarding the Company is presented in Note 12 to the Company’s Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP. The preparation of the Consolidated Financial Statements in accordance with US GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue: The Company currently derives all of its revenues from licenses of software products and related services. Revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and to the extent applicable, Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

(i) Persuasive Evidence of an Arrangement Exists—The Company determines that persuasive evidence of an arrangement exists with respect to a customer under (a) an executed license agreement, which is signed by both the customer and the Company, or (b) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

(ii) Delivery has Occurred—The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at shipment.

(iii) The Fee is Fixed or Determinable—If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

(iv) Collectibility is Probable and Supported—The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon its review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE for these services on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the respective term of the maintenance contract, typically one year.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company generally bills consulting services fees on a time and materials basis. The Company’s consulting services are not essential to the functionality of its software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

Network revenues consist of revenues earned from customers under an application service provider (“ASP”) model. Under this model, customers pay a monthly fee that entitles them to use of the Company’s software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer’s contract. With respect to these revenues, the Company’s customers pay exclusively for the right to use the software, but do not receive the right to take possession of the Company’s software. Further, it is not possible for customers to either run the software on their own hardware or for them to contract with another party unrelated to the Company to host the software.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customer’s financial condition and if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

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

Income Taxes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Long-Lived Assets. The Company’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. We periodically review our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. Assets to be disposed of and for which we have a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of their carrying amount or fair value less cost to sell.

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

Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made will reflect future performance of the acquired entity. To assist management with the valuation process, the Company has adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, if either management or the independent experts make judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets.

Results of Operations

The following table presents, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended June 30,
	2003	2002	2001
Revenues:
License & networking	42.8%	43.3%	50.0%
Customer support	35.5	31.9	27.3
Service	21.7	24.8	22.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
License & networking	3.7	3.5	4.0
Customer support	5.9	5.5	5.2
Service	15.9	16.7	16.8

Total cost of revenues	25.5	25.7	26.0

Gross profit	74.5	74.3	74.0

Operating expenses:
Research and development	16.5	15.8	16.5
Sales and marketing	30.7	33.5	34.8
General and administrative	7.6	8.2	8.9
Depreciation	2.8	3.7	3.5
Amortization of acquired intangible assets	1.8	4.3	3.7

Total operating expenses	59.4	65.5	67.4

Income from operations	15.1	8.8	6.6
Other income (loss)	1.6	1.1	(1.6)
Interest income	0.7	1.2	3.2
Interest expense	—	—	—

Income before income taxes	17.4	11.1	8.2
Provision for income taxes	1.8	0.2	0.8

Net income for the year	15.6%	10.9%	7.4%

Fiscal 2003 Compared with Fiscal 2002

Revenues. Total revenues included license and networking revenues, customer support revenues, and service revenues. Total revenues increased 15% from $154.4 million in fiscal 2002 to $177.7 million in fiscal 2003. Revenues from license and networking increased 15% from $66.0 million in fiscal 2002 to $76.0 million fiscal 2003. The increase in license and networking revenues was a result of several factors, including the Company’s focus on certain industry verticals for its solution offerings. In particular, the emergence of strong performance in the pharmaceutical, government, and financial services sectors contributed to the Company’s fiscal 2003 license and networking revenue growth. Also contributing to license and networking revenue growth were the acquisitions completed during fiscal 2003. Specifically, approximately $5.6 million of license revenue was recorded during the fiscal year relating to the fiscal 2003 acquisitions. Additionally, the introduction of packaged services offerings (“PSO’s”), which are small components of code licensed as point solutions designed to address very specific issues faced by customers further contributed to the Company’s growth in license revenues. PSO revenue totaled approximately $1.0 million during fiscal 2003. During fiscal 2003, the Company also saw the continued return of large license transactions, a trend that began during the fourth quarter of fiscal 2002. Networking revenues during fiscal 2003 totaled $5.0 million, as compared with $4.8 million during fiscal 2002. As has been the case with many companies in the networking sector, the Company has found this to be a continued difficult business in which to achieve revenue growth.

Customer support revenues increased 30% from $48.7 million in fiscal 2002 to $63.1 million in fiscal 2003. The increase in customer support revenues resulted from several factors. The increase in the number of licenses granted in fiscal 2003, as well as strong renewal rates for maintenance contracts for existing customers, had a positive impact on customer support revenues. Over the past year, the Company has effectively implemented price increases in all regions for its customer support services and those increases have contributed to the revenue growth achieved in fiscal 2003. Additionally, the Company’s customer support organization began to offer to customers in fiscal 2003 a number of value added support programs. The acquisitions in fiscal 2003 also contributed to the growth in customer support revenues, since fiscal 2003’s customer support revenues include a partial year of revenues from these acquisitions, while fiscal 2002 doesn’t include any customer support revenues for these newly acquired businesses. Approximately 11% of the growth in customer support revenues relates to the fiscal 2003 acquisitions, while the remaining 19% growth relates to the Company’s organic business. Renewal rate of maintenance contracts for the Company’s products is in excess of 90%.

Service revenues decreased 3% from $39.7 million in fiscal 2002 to $38.6 million in fiscal 2003. The decrease in service revenues was primarily attributable to the continued challenging market for services engagements globally. Although in aggregate the Company’s service revenue decreased slightly from fiscal 2002 to fiscal 2003, the Company experienced an increase in Livelink-related service engagements. The Company also generated consulting and integration revenues relating to customers of the acquired companies totaling approximately $600,000 during fiscal 2003. These increases were more than offset, however, by a decrease in services revenue relating to certain of the Company’s older products. Given the difficult service environment, the Company is currently focusing on delivering services solutions which have been effective for other customers as opposed to trying to deliver unique consulting solutions to each customer. Also included in services revenues for each of fiscal 2003 and fiscal 2002 was approximately $2.0 million relating to the Company’s user’s conferences hosted each year.

Cost of revenues. Cost of license and networking revenues consisted primarily of the costs associated with the royalties payable to third parties whose software is bundled in the Company’s products, as well as product media, duplication, manuals, packaging expenses, and finder’s fees. Cost of license and networking revenues increased 23% from $5.3 million in fiscal 2002 to $6.6 million in fiscal 2003. As a percentage of license and networking revenues, the cost of license and networking revenues increased slightly from 8% during fiscal 2002 to 9% during fiscal 2003. The increase in cost of license and networking revenues in absolute dollars is a reflection of the increase in license and networking revenues. The increase in cost of license and networking revenues as a percentage of license and networking revenues is due to higher third party product costs included in the licenses during fiscal 2003 associated largely with the acquired companies’ products. Cost of networking revenues was $128,000 in fiscal 2003 compared with $277,000 in fiscal 2002.

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 24% from $8.4 million in fiscal 2002 to $10.4 million in fiscal 2003, primarily as a result of increased personnel costs in fiscal 2003 as compared with fiscal 2002. Increased personnel costs relating to the Company’s core operations increased approximately $1.1 million, while the impact of the Company’s fiscal 2003 acquisitions totaled approximately $900,000, the most significant component of which were personnel costs. As a percentage of customer support revenues, customer support costs decreased slightly from 17% in fiscal 2002 to 16% in fiscal 2003, reflective of the fact that the Company has effectively restructured the acquired companies’ cost structures and that the Company is realizing some economies of scale as its support organization continues to grow.

Cost of service revenues consisted primarily of the costs of providing integration, customization and training. Cost of service revenues increased 3% from $27.4 million in fiscal 2002 to $28.2 million in fiscal 2003. Cost of service revenues as a percentage of service revenues increased from 69% in fiscal 2002 to 73% in fiscal, 2003. Additional costs assumed as a result of the fiscal 2003 acquisitions accounted for approximately $500,000 of the increase in absolute dollars in costs of service revenues compared with fiscal 2002. Also impacting costs of service revenues is the fact that in fiscal 2003 the Company recorded approximately $700,000 less of investment tax credits through its services organization, due to the fact that the amount of investment tax credits recorded during fiscal 2002 was an atypically high amount. Investment tax credits are recorded as a credit to cost of service revenues. Consequently, once the impact of the 2003 acquisitions and investment tax credits are removed, the Company’s core services organization actually realized a decrease in costs in fiscal 2003 as compared with fiscal

2002. This decrease in core cost of services is a result of both a slight decrease in personnel costs related to lower personnel in the Company’s services organization during fiscal 2003, as well as lower expenses incurred with respect to the Company’s 2003 user’s conferences as compared with fiscal 2002.

Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs. To date the Company has expensed all research and development costs as incurred. Research and development expenses increased 22% from $24.1 million in fiscal 2002 to $29.3 million in fiscal 2003 and, as a percentage of total revenues, remained relatively consistent at 16% in both fiscal 2002 and 2003. The increase in research and developments expenses in absolute dollars in fiscal 2003 primarily resulted from approximately $4.0 million of additional expenses added as part of the integration of the acquired companies development organizations. The increase in research and development expense in fiscal 2003 as compared with fiscal 2002 also resulted from the fact that in fiscal 2003 the Company recorded approximately $750,000 less in investment tax credits, which are recorded as a reduction to research and development expenses. The investment tax credits recorded during fiscal 2002 were an atypically high amount, and are not considered to be indicative of claims expected to be made in the foreseeable future.

Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company’s products and services. Sales and marketing expenses increased from $51.1 million fiscal 2002 to $54.5 million in fiscal 2003. Sales and marketing expenses decreased as a percentage of total revenues from 33% in fiscal 2002 to 31% in fiscal 2003. Of the increase in sales and marketing expense in absolute dollars, $1.0 million relates to additional marketing initiatives, approximately half of which relate to the recently acquired companies. Additionally, sales costs assumed as part of the Company’s 2003 acquisitions accounted for an additional $5.4 million of sales and marketing expenses during fiscal 2003. Consequently, sales expenses actually decreased by approximately $1.4 million within the Company’s core business operations during fiscal 2003, the majority of which relates to approximately $900,000 less of severance costs during fiscal 2003 compared to fiscal 2002, when the Company underwent an internal resizing program aimed at reducing costs throughout the organization.

General and administrative expenses. General and administrative expenses consisted primarily of the salaries of administrative personnel and related overhead and facilities expenses. General and administrative expenses increased 8% from $12.5 million in fiscal 2002 to $13.5 million in fiscal 2003 but remained consistent as a percentage of total revenues at 8% in both fiscal 2002 and 2003. Of the $1.0 million increase in general and administrative expenses, approximately half relates to the 2003 acquisitions, most notably Centrinity. The balance of the increase in general and administrative expenses relates to increases in a number of administrative areas, the majority of which were driven by a higher volume of business activity in fiscal 2003 as compared with fiscal 2002.

Depreciation expenses. Depreciation expense decreased 10% from $5.6 million in fiscal 2002 to $5.0 million in fiscal 2003. The decrease in depreciation expense is a result of the fact the Company did not make significant capital expenditures in fiscal 2003. Depreciation relating to the capital assets added as part of the fiscal 2003 acquisitions was only recorded for a partial year, and as a result this additional depreciation did not offset the reduction realized from the Company’s core base of capital assets during the year.

Amortization of acquired intangible assets. Amortization of acquired intangible assets includes amortization of both acquired technology and customer assets. Additionally, during fiscal 2002 amortization of acquired intangible assets included amortization of goodwill on acquisitions. At the beginning of fiscal 2003, the Company discontinued its amortization of goodwill consistent with new accounting pronouncements. As a result, amortization of acquired intangible assets decreased 50% from $6.5 million for fiscal 2002 to $3.2 million for fiscal 2003. This decrease was principally the result of the discontinued amortization of goodwill, which was partially offset by additional amortization on the intangible assets recorded as part of the fiscal 2003 acquisitions.

Other income (loss). Other income increased 73% from $1.6 million for fiscal 2002, compared to $2.8 million for fiscal 2003. During fiscal 2002, the gain of $1.6 million related primarily to the Company’s attempted acquisition of Accelio Corporation, a software company located in Ottawa, Ontario. The gain that the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the

Company and in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred. The $2.8 million gain in fiscal 2003 is primarily comprised of foreign exchange gains realized during the year, the most significant cause of which was the appreciation of the Euro against the U.S. dollar.

Interest. Interest income decreased 33% from $1.9 million in fiscal 2002, compared to $1.2 million in fiscal 2003. The decrease was due to lower interest rates realized during fiscal 2003 as compared with fiscal 2002.

Income taxes. During fiscal 2003, the Company recorded a tax provision of $3.2 million compared to $289,000 during fiscal 2002. The increase in the Company’s tax provision is due to the fact that during fiscal 2003, the Company became taxable in certain taxing jurisdictions where it was previously able to use loss carryforwards. The net deferred income tax asset as at June 30, 2003 of $16.4 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $5.7 million is required in respect of its deferred income tax assets as at June 30, 2003. A valuation allowance of $9.2 million was required for the deferred income tax assets as at June 30, 2002. In order to fully utilize the net deferred income tax assets of $16.4 million, the Company will need to generate aggregate future taxable income in applicable jurisdictions of approximately $46.8 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at June 30, 2003. During fiscal 2003, the Company recorded deferred tax assets in connection with its acquisition of Centrinity, Corechange and Eloquent. Specifically, the Company recorded deferred tax assets of $12.4 million, $0.6 million, and $1.0 million in respect of Centrinity, Corechange and Eloquent, respectively.

Fiscal 2002 Compared with Fiscal 2001

Revenues. Total revenues included license and networking revenues, customer support revenues, and service revenues. Total revenues increased 3% from $149.8 million in the year ended June 30, 2001 to $154.4 million in the year ended June 30, 2002. Revenues from licenses and networking decreased 11% from $73.8 million in the year ended June 30, 2001 to $66.0 million in the year ended June 30, 2002. The decrease in license and networking revenues was a result of the overall slowdown in information technology spending which was, in part, accelerated by the September 11th terrorist activities which then continued throughout fiscal 2002. Though all aspects of the Company’s revenues were affected by this overall economic slowdown, revenues relating to the Company’s licenses were most strongly impacted. It was the Company’s experience throughout most of fiscal 2002 that customers were more hesitant to commit to large, enterprise-wide deployments of the Company’s software and as a result, the Company experienced a lengthening of its sales cycles. Some potentially larger deals were replaced by smaller deals, while other large deals were simply deferred by customers. Several of these large deals were ultimately completed during the fourth quarter of fiscal 2002, when certain customer opportunities that had been worked on throughout the year finally closed. Also during fiscal 2001, the Company began actively promoting the rental of Livelink to customers through an ASP model. Under this model, users are granted use of Livelink on a secure, hosted third-party server, for which they pay a monthly fee on a per user basis. Revenues earned from this service have been classified as networking revenues. During fiscal 2002, networking revenues totaled $4.8 million, as compared with $3.8 million in fiscal 2001.

Customer support revenues increased 21% from $40.3 million in the year ended June 30, 2001 to $48.7 million in the year ended June 30, 2002. The increase in customer support revenues resulted from several factors. The licenses granted throughout fiscal 2002, as well as strong renewal rates for maintenance contracts for existing accounts, had a positive impact on customer support revenues. Also, in fiscal 2001, the Company completed a number of acquisitions during the middle of the year. As a result, fiscal 2001’s customer support revenue includes only a partial year of revenues from these acquisitions, while fiscal 2002 contains a full year’s customer support revenues for the acquired businesses. The impact on fiscal 2002 customer service revenues of having a full year of revenue relating to these acquired businesses as opposed to a partial year in fiscal 2001 was approximately $1.5 million.

Service revenues increased 11% from $35.7 million in the year ended June 30, 2001 to $39.7 million in the year ended June 30, 2002. The increase in service revenues was primarily attributable to an increase in consulting and integration services provided to new license customers. Additionally, a full year’s inclusion of service revenues relating to fiscal 2001 acquisitions had a positive impact on service revenues during fiscal 2002. During fiscal 2001, approximately 6 months of revenues were recognized as a result of the timing of the Company’s acquisitions, whereas fiscal 2002 included a full year’s revenue from these businesses. The impact on fiscal 2002 customer service revenues of having a full year of revenue relating to these acquired businesses as opposed to a partial year in fiscal 2001 was approximately $2.0 million.

Cost of revenues. Cost of license and networking revenues consisted primarily of the costs associated with the royalties payable to third parties whose software is bundled in the Company’s products, as well as product media, duplication, manuals and packaging expenses. Cost of license and networking revenues decreased 10% from $5.9 million in the year ended June 30, 2001 to $5.3 million in the year ended June 30, 2002. As a percentage of license and networking revenues, the cost of license and networking revenues remained constant at 8% for both fiscal 2001 and fiscal 2002. The decrease in cost of license and networking revenues in total dollars was partially due to a third-party product cost of approximately $400,000 associated with a large license transaction that was recorded during fiscal 2001. Typically, license transactions entered into by the Company do not involve large amounts of third-party product cost, thus this particular transaction caused an increase in cost of license and networking revenues in fiscal 2001. This decrease in cost of license and networking revenues from fiscal 2001 is also due to the fact that license revenue has decreased since the prior year. The decrease in cost of license and networking revenues is generally consistent with the decrease in license revenue. Cost of networking revenues were $277,000 in fiscal 2002 compared with $300,000 in fiscal 2001.

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 11% from $7.6 million in the year ended June 30, 2001 to $8.4 million in the year ended June 30, 2002, mostly as a result of increased headcount costs in fiscal 2002 as compared with fiscal 2001. As a percentage of customer support revenues, customer support costs decreased from 19% in the year ended June 30, 2001 to 17% in the year ended June 30, 2002. This decrease as a percentage of customer support revenues resulted from certain cost reduction and efficiency measures that were taken during fiscal 2002, which provided for the rationalization of certain roles within the Company’s support organization.

Cost of service revenues consisted primarily of the costs of providing integration, customization and training. Cost of service revenues increased 2% from $27.0 million in the year ended June 30, 2001 to $27.4 million in the year ended June 30, 2002. This slight increase is primarily due to some additional headcount costs incurred during fiscal 2002 to support the expanded activities of the integration and consulting departments. Cost of service revenues as a percentage of service revenues decreased from 74% in the year ended June 30, 2001 to 68% in the year ended June 30, 2002, as a result of improved utilization rates experienced over the past year.

Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs. To date the Company has expensed all research and development costs as incurred. Research and development expenses decreased by 1% from $24.3 million in the year ended June 30, 2001 to $24.1 million in the year ended June 30, 2002 and, as a percentage of total revenues, decreased slightly from 17% in fiscal 2001 to 16% in fiscal 2002. Although the total dollars spent on research and development activities decreased slightly since the prior year, the amount spent on labor costs actually increased slightly. This was a result of the Company entering into fewer subcontracting arrangements during fiscal 2002, as well as using fewer consultants. Both of these initiatives were part of Company-wide cost containment measures regarding discretionary spending undertaken during the year. This increase in labor costs was offset by lower spending on travel and training, as well as the recognition of investment tax credits recorded as a reduction to research and development expenses.

Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company’s products and services. Sales and marketing expenses remained relatively constant at $51.3 million in the year ended June 30, 2001 compared with $51.1 million in the year ended June 30, 2002. Sales and marketing expenses decreased as a percentage of total revenues from 35% in the year ended June 30, 2001 to 34% in the year ended June 30, 2002. Although the total dollars spent on sales and marketing activities were about the same in both fiscal 2001 and fiscal 2002, the allocation of those costs varied slightly between years. In fiscal 2002, the Company experienced a slight increase in labor costs, mostly attributable to annual remuneration increases for the Company’s sales and marketing personnel. This increase though, was more than offset by decreases in a number of discretionary areas, specifically recruiting costs, consulting expenses, and external marketing spending.

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

Depreciation expenses. Depreciation expense increased 8% from $5.2 million in the year ended June 30, 2001 to $5.6 million in the year ended June 30, 2002. This increase was the result of new capital expenditures during fiscal 2002 as well as a full year’s depreciation on assets purchased or acquired in fiscal 2001.

Amortization of acquired intangible assets. Included in amortization of acquired intangible assets is amortization of core technology, purchased software and goodwill on the acquisitions of Bluebird, LeadingSide, Open Image, Base4, OnTime, Information Dimensions, Lava, PS Software and Microstar. Amortization of acquired intangible assets increased 18% from $5.5 million for the year ended June 30, 2001 to $6.5 million for the year ended June 30, 2002. The increase in amortization was due to the Company’s acquisition activity in fiscal 2001. During fiscal 2001, only a partial year of amortization expenses was recorded on the intangible assets acquired during that year, whereas a full year’s amortization expense was recorded for those same intangible assets during fiscal 2002.

Other income (loss). Other income represented a loss of $2.4 million for the year ended June 30, 2001, compared to income of $1.6 million for the year ended June 30, 2002. During fiscal 2002, the gain of $1.6 million related primarily to the Company’s attempted acquisition of Accelio Corporation, a software company located in Ottawa, Ontario. The gain that the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the Company, and gains realized in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred. The $2.4 million loss in fiscal 2001 included $3.0 million of write-offs of certain Internet industry investments and was partially offset by a recovery of an acquisition accrual relating to the favorable settlement of certain claims totaling $734,000, as well as a gain on the sale of shares of About.com of $52,000. This gain was the result of the Company realizing $154,000 on the sale of these shares, net of its cost of $102,000 on the related securities.

Interest. Interest income was $4.7 million in the year ended June 30, 2001, compared to $1.9 million in the year ended June 30, 2002. The decrease was due to lower interest rates realized during fiscal 2002 as compared with fiscal 2001.

Income taxes. The provision for income taxes was $0.3 million in fiscal 2002 compared with $1.2 million in fiscal 2001. The net deferred tax asset as of June 30, 2002 and June 30, 2001 was zero. During fiscal 2002, the Company utilized $7.7 million of deferred tax assets, of which $7.2 million were used to offset current income with losses from prior years. In accordance with US GAAP, a valuation allowance of $9.3 million was recorded against the deferred tax asset, as it was not considered to be more likely than not that the benefit of the asset will be realized. The decrease of $7.8 million from the valuation allowance as at June 30, 2001 of $17.1 million mainly represented the utilization of prior years’ losses against the current year’s taxable income.

Quarterly Results

The following table summarizes selected unaudited quarterly financial data over the past two fiscal years:

	Fiscal 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$53,097	$43,959	$43,014	$37,655

Gross profit	40,509	33,018	31,548	27,454

Net income	$9,385	$6,792	$6,218	$5,362

Net income per share
Basic	$0.48	$0.35	$0.32	$0.27

Diluted	$0.45	$0.33	$0.31	$0.26

	Fiscal 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$41,589	$37,354	$39,658	$35,771

Gross profit	31,190	27,723	28,720	25,628

Net income	$7,255	$4,282	$3,493	$1,641

Net income per share
Basic	$0.36	$0.21	$0.18	$0.08

Diluted	$0.34	$0.20	$0.16	$0.08

The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly results that have been caused by many factors, including changes in demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors or delays thereof, market acceptance of products or enhancements, customer order deferrals in anticipation of upgrades and new products, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed or sold, the mix of products and services sold, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. The Company’s revenues for the quarter ended September 30 of each fiscal year generally have been lower than revenues for other quarters, however, it is uncertain whether this trend will continue in current or future periods. Due to all of the foregoing factors, the Company’s operating results in a particular quarter may fail to meet market expectations, which could result in a decrease in the price of Common Shares and a loss to shareholders.

Liquidity and Capital Resources

Other than the cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares and Special Warrants. At June 30, 2003, the Company had working capital of $94.4 million compared to working capital of $103.9 million at June 30, 2002. This decrease in working capital was primarily as a result of cash used to purchase the acquired companies and to repurchase the Company’s Common Stock, offset partially by fiscal 2003 net income. Cash and cash equivalents increased from $109.9 million at June 30, 2002 to $116.6 million at June 30, 2003, primarily for the same reasons including changes in the components of working capital.

The Company has a CDN $10.0 million (USD $7.4 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2003, the entire amount of which was available for use. The line of credit bears interest at the lender’s prime rate plus 0.5%. The Company has pledged all of its assets including an assignment of accounts receivable as collateral for outstanding amounts under this line of credit.

On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Centrinity for cash consideration of $20.3 million. The results of operations of Centrinity have been consolidated with those of Open Text beginning November 1, 2002.

On February 25, 2003, Open Text Inc. (“OTI”), a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of capital stock of Corechange. Consideration for this acquisition is comprised of (i) cash consideration of $3.6 million paid on closing; (ii) additional cash consideration of $650,000 to be held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (iii) additional cash consideration to be earned over the one-year period following closing, contingent on Corechange meeting certain revenue targets. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of capital stock of Eloquent for cash consideration of $6.7 million, of which $1.0 million will be held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003.

Cash provided by operations during fiscal 2003 was $40.0 million, compared to $28.5 million for fiscal 2002. This increase is due to higher net income during fiscal 2003, as well as cash generated from a number of working capital accounts.

Net cash used in investment activities was $23.9 million of which $18.2 million relates to the acquisitions of Centrinity, Corechange and Eloquent. The other significant investment activity during fiscal 2003 was the purchase of capital assets, which totaled $3.6 million. Net cash used in investment activities was $467,000 for fiscal 2002, consisting primarily of acquisitions of furniture and equipment totaling $2.2 million, offset by proceeds on the sale of other investments of $2.7 million.

Net cash used in financing activities was $10.1 million during fiscal 2003. This amount was comprised of proceeds of $7.3 million received by the Company related to the exercise of stock options and the purchases made under the employee stock purchase plan, offset by $17.3 million spent on repurchasing 756,000 Common Shares of which $7.7 million has been charged to share capital and $9.6 million has been charged to accumulated deficit. Net cash used in financing activities was $6.3 million in fiscal 2002, primarily resulting from the repurchase of 620,200 Common Shares on the open market at a cost of $13.8 million, of which $6.3 million has been charged to share capital and $7.5 million has been charged to accumulated deficit, partially offset by proceeds of $7.5 million from the sale of Common Shares related to the exercise of Company stock options and the employee stock purchase plan.

The Company earns interest on its cash and cash equivalents, which consist of highly liquid investments with an original maturity of three months or less at the date of acquisition. Interest earned from these investments totaled $1.3 million during fiscal 2003 and $1.9 million during fiscal 2002, due to lower interest rates in fiscal 2003 as compared to fiscal 2002.

The Company’s capital asset balance increased from $8.4 million as at June 30, 2002 to $10.0 million as at June 30, 2003. This increase is primarily due to the addition of capital assets acquired through the Company’s three acquisitions completed during fiscal 2003 that totaled over $2.0 million and regular acquisitions totaling $3.6 million as well the impact of foreign exchange revaluations.

The increase in the Company’s goodwill from $24.6 million as at June 30, 2002 to $32.3 million as at June 30, 2003 is due to additional goodwill recorded in connection with the fiscal 2003 acquisitions (see note 14 to the consolidated financial statements).

The Company’s other assets totaled $7.1 million as at June 30, 2002 as compared to $23.6 million as at June 30, 2003. Other assets are primarily comprised of specifically identifiable intangible assets acquired through previous acquisitions. During fiscal 2003, the Company added $15.7 million of intangible assets as a result of the acquisitions. These assets, along with the Company’s other specifically identifiable intangible assets, are being amortized over varying periods generally ranging from four to seven years.

The Company currently anticipates that its operating expenses for the year ending June 30, 2004 will be relatively consistent, as a percentage of revenue, with those incurred in fiscal 2003. Similarly, the Company currently anticipates that amounts expended on capital assets for the year ending June 30, 2004 will be generally consistent with those incurred during fiscal 2003. These expectations, however, are subject to change based on a number of factors, including the possibility of completing acquisitions and other strategic transactions.

The Company anticipates that its cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion of its business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company’s shareholders may be reduced, the Company’s shareholders may experience additional dilution, and such securities may have rights, preferences, and privileges senior to those of the Company’s current shareholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance the Company’s services or products would be significantly limited.

Commitments and Contractual Obligations

As of June 30, 2003, the Company had future commitments and contractual obligations as summarized in the following table (in millions). These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2004	$6.8
2005	5.7
2006	4.5
2007	4.4
Thereafter	20.5

$41.9

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits.

Cautionary Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline.

If the Company does not continue to develop new technologically advanced products, future revenues will be negatively affected

Open Text’s success will depend on its ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. Presently, Open Text is continuing to enhance the capability of its Livelink software to enable users to form workgroups and collaborate on intranets and the Internet. The Company increasingly must integrate software licensed from third parties with its own software to create or improve intranet and Internet products. These products are key to the success of the Company’s strategy, and the Company may not be successful in developing and marketing these and other new software products and enhancements. If the Company is unable to successfully integrate the technologies licensed from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, the Company’s operating results will materially suffer. In addition, if new industry standards emerge that the Company does not anticipate or adapt to, the Company’s software products could be rendered obsolete and its business would be materially harmed.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text is continually working on the development of, and improvements to, new versions of Livelink and other products. In June 2003 the company released Livelink LaunchForce an application that offers closed-loop distribution of critical information to a distributed field-sales organization. This product based on rich-media technology acquired by Open Text from Eloquent, significantly speeds up training for sales forces and simultaneously helps large sales organizations save money. In August 2003 the company released Livelink 9.2 that significantly advances the ease of use of the system and added significant capabilities to support team collaboration. In addition the company continues to improve Meeting Zone based on customer feedback. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a new and rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

Open Text acquired three companies in fiscal 2003 and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the fiscal 2003 acquisitions, create risks such as the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-times charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

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

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. Revenues derived outside of North America represented 42%, 40% and 41% of total revenues for fiscal 2003, fiscal 2002 and fiscal 2001 respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, and other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

Other companies may claim that the Company’s intellectual property violates their patents, which could result in significant costs to defend and if the Company is not successful could have a significant impact on the Company’s ability to generate future revenue and profits

Although the Company does not currently believe that it is infringing on the intellectual property of other companies, as software patents become more prevalent, it is possible that certain parties will claim that the Company’s products violate their patents. Such claims could be disruptive to the Company’s ability to generate revenue and may result in significantly increased costs as the Company attempts to license the patents or rework its products to ensure that they are not in violation of the claimant’s patents or dispute the claims.

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products

For a limited number of product modules, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown from 292 as of September 1, 1996 to 1,196, excluding contractors, as of June 30, 2003. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

The Company’s products rely on the stability of various infrastructure software which, if not stable, could negatively impact the effectiveness of the Company’s products, resulting in harm to the reputation and business of the Company

Developments of internet and intranet applications by Open Text depends on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Sun, HP, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, the Company may not be able to correct or compensate for such weaknesses. If the Company is unable to address weaknesses resulting from problems in the infrastructure software such that the Company’s products do not meet customer needs or expectations, the Company’s business and reputation may be significantly harmed.

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

Interest rate risks

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at June 30, 2003. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended June 30, 2003 would have been a decrease of approximately $1.0 million.

Foreign currency risk

The Company has net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Australian dollar (“AUD”), the Swiss Franc (“CHF”), the German Mark (“DEM”), the French Franc (“FRF”), the Dutch Guilder (“NLG”), the Danish Kroner (“DKK”), the Arabian Durham (“AED”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in U.S. Dollars.

The Company’s net income is affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of transactions in foreign markets. Approximately 42%, 40%, and 41% of the Company’s total revenues in fiscal 2003, 2002, and 2001, respectively, were derived from operations outside of North America. Approximately 46%, 45%, and 42% of the Company’s operating expenses in fiscal 2003, 2002 and 2001, respectively, were incurred from operations outside of North America. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% decrease against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the year ended June 30, 2003. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$(3,525)	$1,866	$(1,659)
British Pound	(2,201)	1,476	(725)
Swiss Franc	(849)	667	(182)

	10% Change in Transactional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$(3,314)	$1,813	$(1,501)
British Pound	(2,056)	1,416	(640)
Canadian Dollar	(1,307)	3,291	1,984
Swiss Franc	(403)	652	249

Item 8. Financial Statements and Supplementary Data

Management’s Report

Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this Form 10-K. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company’s system of internal controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with KPMG LLP, the independent auditors, who have free access to the Audit Committee of the Board of Directors, without management present, to discuss internal controls, auditing, and financial reporting matters.

KPMG LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

/s/P. Thomas Jenkins	/s/Alan Hoverd

P. Thomas Jenkins Chief Executive Officer	Alan Hoverd Chief Financial Officer

August 8, 2003 except as to Note 16 which is as of September 19, 2003

KPMG LLP	Telephone	(416) 228-7000
Chartered Accountants	Telefax	(416) 228-7123
Yonge Corporate Centre		www.kpmg.ca
4120 Yonge Street Suite 500
North York ON M2P 2B8
Canada

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

On August 8, 2003, except as to Note 16, which is as of September 19, 2003, we reported separately to the shareholders of the company on the consolidated financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada

August 8, 2003 except as to Note 16,

which is as of September 19, 2003

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of US Dollars, except share data)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$116,554	$109,895
Accounts receivable trade, net of allowance for doubtful accounts of $1,933 as at June 30, 2003 and $1,458 as at June 30, 2002	35,855	33,094
Income taxes recoverable	484	1,194
Prepaid expenses and other current assets	3,541	2,530
Deferred tax asset (note 11)	7,688	—

Total current assets	164,122	146,713

Capital assets (note 3)	10,011	8,401
Goodwill, net of accumulated amortization of $12,807 at June 30, 2003 and 2002	32,301	24,587
Deferred tax asset (note 11)	8,674	—
Other assets (note 4)	23,579	7,146

Total assets	$238,687	$186,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade and accrued liabilities (note 6)	$31,596	$18,889
Deferred revenues	38,086	23,927

Total current liabilities	69,682	42,816

Long-term liabilities:
Deferred revenues	1,696	—
Accrued liabilities	4,912	—

Total long-term liabilities	6,608	—

Shareholders’ equity:
Share capital (note 7) 19,568,259 and 19,875,872 Common Shares issued and outstanding at June 30, 2003 and June 30, 2002 respectively	204,343	204,815
Accumulated other comprehensive income:
Cumulative translation adjustment	(119)	(780)
Accumulated deficit	(41,827)	(60,004)

Total shareholders’ equity	162,397	144,031

Commitments and contingencies (note 9)
Subsequent Event (note 16)	$238,687	$186,847

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US Dollars, except share and per share data)

	2003	2002	2001
Revenues:
License & networking	$75,991	$65,984	$73,752
Customer support	63,091	48,707	40,316
Service	38,643	39,681	35,709

Total revenues	177,725	154,372	149,777

Cost of revenues:
License & networking	6,550	5,341	5,878
Customer support	10,406	8,364	7,632
Service	28,241	27,411	27,043

Total cost of revenues	45,197	41,116	40,553

	132,528	113,256	109,224

Operating expenses:
Research and development	29,324	24,071	24,311
Sales and marketing	54,532	51,084	51,317
General and administrative	13,509	12,498	13,191
Depreciation	5,009	5,587	5,178
Amortization of acquired intangible assets	3,236	6,506	5,460

Total operating expenses	105,610	99,746	99,457

Income from operations	26,918	13,510	9,767

Other income (loss) (note 10)	2,788	1,613	(2,417)
Interest income	1,283	1,853	4,736
Interest expense	(55)	(16)	(61)

Income before income taxes	30,934	16,960	12,025
Provision for income taxes (note 11)	3,177	289	1,229

Net income for the year	$27,757	$16,671	$10,796

Net income per share—basic (note 15)	$1.42	$0.83	$0.54

Net income per share—diluted (note 15)	$1.34	$0.78	$0.50

Weighted average number of Common Shares outstanding—basic	19,525,278	19,978,719	20,032,092

Weighted average number of Common Shares outstanding—diluted	20,696,554	21,238,965	21,465,645

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Accumulated Deficit	Accumulated Comprehensive Income (loss)	Total
	Shares	Amount
Balance as of June 30, 2000	20,230	$206,667	$(67,796)	$(888)	$137,983

Issuance of Common Shares
Under employee stock option plans	462	3,785	—	—	3,785
Under employee stock purchase plans	132	2,237	—	—	2,237
Repurchase and cancellation of shares	(886)	(9,053)	(12,213)	—	(21,266)
Comprehensive income:
Realized gain on available for sale securities	—	—	—	(130)	(130)
Foreign currency translation adjustment	—	—	—	(378)	(378)
Net income for the year	—	—	10,796	—	10,796

Total comprehensive income (loss)	—	—	—	—	10,288

Balance as of June 30, 2001	19,938	$203,636	$(69,213)	$(1,396)	$133,027

Issuance of Common Shares
Under employee stock option plans	419	2,600	—	—	2,600
Under employee stock purchase plans	139	4,917	—	—	4,917
Repurchase and cancellation of shares	(620)	(6,338)	(7,462)	—	(13,800)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	616	616
Net income for the year	—	—	16,671	—	16,671

Total comprehensive income (loss)	—	—	—	—	17,287

Balance as of June 30, 2002	19,876	$204,815	$(60,004)	$(780)	$144,031

Issuance of Common Shares
Under employee stock option plans	291	4,445	—	—	4,445
Under employee stock purchase plans	157	2,562	—	—	2,562
Repurchase and cancellation of shares	(756)	(7,722)	(9,580)	—	(17,302)
Income tax effect related to stock options	—	243			243
Comprehensive income:
Foreign currency translation adjustment	—	—		661	661
Net income for the year	—	—	27,757	—	27,757

Total comprehensive income (loss)	—	—	—	—	28,418

Balance as of June 30, 2003	19,568	$204,343	$(41,827)	$(119)	$162,397

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Year ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net income for the year	$27,757	$16,671	$10,796
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,245	12,093	10,638
Deferred taxes	—	—	2,146
(Gain) loss on sale of other investments	(152)	(1,012)	2,237
Unrealized foreign exchange (gain) loss	(3,883)	389	(2,172)
Other	—	—	772
Changes in operating assets and liabilities:
Accounts receivable	2,286	4,462	13
Prepaid expenses and other current assets	543	(439)	459
Income taxes payable	(177)	(1,934)	(8,481)
Income taxes recoverable	428	(949)	—
Accounts payable and deferred revenues	4,855	(783)	(3,499)
Other	117	—	(1,147)

Net cash provided by operating activities	40,019	28,498	11,762

Cash flows from investing activities:
Acquisitions of capital assets	(3,615)	(2,248)	(5,781)
Purchase of Centrinity Inc., net of cash acquired	(11,369)	—	—
Purchase of Corechange Inc., net of cash acquired	(2,695)	—	—
Purchase of Eloquent Inc., net of cash acquired	(2,674)	—	—
Purchase of patent	(1,246)	—	—
Purchase of other investments	—	(709)	(938)
Proceeds from sale of other investments	—	2,702	—
Acquisitions of companies	—	—	(15,621)
Payments against acquisition accruals	(1,455)	(212)
Proceeds from available for sale securities	287	—	—
Other	(1,171)	—	—

Net cash used in investment activities	(23,938)	(467)	(22,340)

Cash flow from financing activities:
Payment of obligations under capital leases	—	(12)	(55)
Proceeds from issuance of Common Shares	7,007	7,517	6,022
Repurchase of Common Shares	(17,302)	(13,800)	(21,266)
Other	243	—	—

Net cash used in financing activities	(10,052)	(6,295)	(15,299)

Foreign exchange gain (loss) on cash held in foreign currency	630	633	(515)

Increase (decrease) in cash and cash equivalents during the year	6,659	22,369	(26,392)
Cash and cash equivalents at beginning of the year	109,895	87,526	113,918

Cash and cash equivalents at end of the year	$116,554	$109,895	$87,526

Supplementary cash flow information (note 13)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 1—NATURE OF OPERATIONS

Open Text develops, markets, licenses and supports collaboration and knowledge management software for use on intranets, extranets and the Internet. The Company’s principal product line is Livelink®, a leading collaboration and knowledge management software product for global enterprises. The software enables users to capture as well as find electronically stored information, work together in creative and collaborative processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides rapid out-of-the-box deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products. The Company’s shares trade publicly on the NASDAQ Stock Market—National market (“NASDAQ”), under the symbol OTEX and on the Toronto Stock Exchange, under the symbol OTC.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in US dollars and are prepared in accordance with accounting principles generally accepted the United States (“US GAAP”). Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

Use of estimates

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP. The preparation of the Consolidated Financial Statements in accordance with US GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, goodwill and other intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

Capital assets

Capital assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Gains and losses upon asset disposals are taken into income in the year of disposition.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Impairment of long-lived capital and intangible assets

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

Adjusted net income and per share amounts presented as if the principles in SFAS 142 had been applied in all periods would be as follows:

	Year ended June 30,
	2003	2002	2001
Net income for the period	$27,757	$16,671	$10,796
Add back: goodwill amortization	—	4,711	3,686

Adjusted net income for the period	$27,757	$21,382	$14,482

Adjusted net income per share
Basic	$1.42	$1.07	$0.72
Diluted	$1.34	$1.01	$0.67

Revenue recognition

a) License revenues

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company uses the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

The Company’s multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. The Company has established VSOE of the fair

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience, from its large installed base of over 5 million users worldwide. The Company’s multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is the Company’s experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement although an adjustment to reflect consumer price changes is not uncommon.

If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. The only time exceptions are made to these standard terms is on certain sales in parts of the world where local practice differs. In these jurisdictions, the Company’s customary payment terms are in line with local practice.

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

d) Network revenues

Network revenues consist of revenues earned from customers under an application service provider (“ASP”) model. Under this model, customers pay a monthly fee that entitles them to use the Company’s software on a secure, hosted, third-party server. These revenues are recognized as the services are provided on a monthly basis over the term of the customer’s contract. With respect to these revenues, the Company’s customers pay exclusively for the right to use the software. The Company’s customers do not receive the right to take possession of the Company’s software. Further, it is not possible for customers to either run the software on their own hardware or for them to contract with another party unrelated to the Company to host the software.

Deferred revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Research and development costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning at the time when a product’s technological feasibility has been established, and ending when a product is available for general release to customers. To date, completing a working model of the Company’s products, and general release of such products have substantially coincided. As a result, to date the Company has not capitalized any software development costs since such costs have not been significant.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and to date, such actual losses have been within management’s expectations. No single customer accounted for more than 10% of the accounts receivable balance at June 30, 2003 and June 30, 2002.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable-trade and accrued liabilities and income taxes payable approximate fair value due to their short maturities. Available-for-sale securities are valued at fair market value of the securities on the balance sheet date.

Foreign currency translation

Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated from their respective functional currencies to US dollars at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Realized foreign exchange gains and losses are included in income or loss in the year in which they occur. Unrealized foreign currency translation gains and losses are included in other comprehensive income or loss in the year in which they occur. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of shareholders’ equity.

Employee stock option plans

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information (see note 8) that is required by SFAS No. 123—”Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the amount an employee must pay to acquire the stock.

The Company applies the intrinsic value method prescribed in APB No 25, Accounting for Stock Issued to Employees in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock-

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

based compensation plans and the employee stock purchase plan have been determined using the fair value approach set forth in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income for the year and net income per share would have been in accordance with the pro forma amounts indicated below:

	2003	2002	2001
	(in thousands, except per share amounts)
Net income for the year
As reported	$27,757	$16,671	$10,796
Pro forma	$19,397	$7,663	$5,801
Net income per share—basic
As reported	$1.42	$0.83	$0.54
Pro forma	$0.99	$0.38	$0.29
Net income per share—diluted
As reported	$1.34	$0.78	$0.50
Pro forma	$0.94	$0.36	$0.27

The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Year ended June 30,
	2003	2002	2001
Volatility	80%	80%	71%
Risk-free interest rate	6%	6%	6%
Dividend yield	—	—	—
Expected lives (in years)	5.5	5.5	5.5
Weighted average fair value (in dollars)	$17.78	$12.63	$12.97

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted earnings per share are computed using the weighted average number of common shares and stock options (using the treasury stock method) outstanding during the year.

Recently Issued Accounting Pronouncements

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

Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Occurring Events and Transaction”, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt during the second fiscal quarter of 2003, the provisions of which did not have a material impact on its financial condition or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Adopting the provisions of SFAS 146 during the year ended June 30, 2003 did not have a material impact on the Company’s financial condition as of June 30, 2003 or its results of operations for the fiscal year ended June 30, 2003.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s interim period ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has adopted the disclosure requirements, and has determined that arrangements that have been entered subsequent to December 31, 2002 have been accounted for in accordance with the measurement requirements of FIN 45.

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

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 3—CAPITAL ASSETS

	June 30, 2003
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$5,821	$4,638	$1,183
Office equipment	1,650	1,000	650
Computer hardware	31,143	25,579	5,564
Computer software	6,556	5,071	1,485
Leasehold improvements	2,970	1,841	1,129

	$48,140	$38,129	$10,011

	June 30, 2002
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$5,478	$4,223	$1,255
Office equipment	1,077	815	262
Computer hardware	27,784	22,885	4,899
Computer software	5,579	4,489	1,090
Leasehold improvements	2,418	1,523	895

	$42,336	$33,935	$8,401

NOTE 4—OTHER ASSETS

	June 30,
	2003	2002
Available for sale securities	$—	$134
Purchased software (net of accumulated amortization of $4,909; 2002 - $3,925)	2,114	3,098
Acquired technology (net of accumulated amortization of $3,111; 2002 - $1,726)	12,343	2,282
Acquired customer assets (net of accumulated amortization of $468; 2002 - nil)	4,925	—
Patent (net of accumulated amortization of $111; 2002 nil)	1,135	—
Other	3,062	1,632

	$23,579	$7,146

NOTE 5—BANK INDEBTEDNESS

The Company has a CDN $10.0 million (USD $7.4 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2003 and 2002. The line of credit bears interest at the lender’s prime rate plus 0.5%. The Company has provided all of its assets including an assignment of accounts receivable as collateral for this line of credit. During 2003, 2002, and 2001 borrowings and interest cost on bank indebtedness were insignificant.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 6—ACCOUNTS PAYABLE—TRADE AND ACCRUED LIABILITIES

	June 30,
	2003	2002
Accounts payable—trade	$4,035	$2,288
Accrued trade liabilities	12,693	8,300
Accrued liabilities related to acquisitions	3,443	871
Accrued salaries and commissions	10,403	7,376
Other liabilities	1,022	54

	$31,596	$18,889

NOTE 7—SHARE CAPITAL

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares are issued.

During fiscal 2003, the Company repurchased for cancellation 755,700 common shares at a cost of $17.3 million, of which $7.7 million has been charged to share capital and $9.6 million has been charged to accumulated deficit.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 8—OPTION PLANS

A summary of the Company’s various Stock Option Plans is set forth below:

	1995 “Restated” Flexible Stock Incentive Plan	1995 Replacement Stock Option Plan	1995 Supplementary Stock Option Plan	1995 Directors Stock Option Plan	1998 Stock Option Plan	Centrinity Stock Option Plan

Date of Inception	June-95	October-95	October-95	October-95	June-98	January-03

Eligibility	Employees, officers, directors, and consultants	Employees, officers, directors, and consultants of Odesta	Former employees and directors of Odesta	Eligible non- employee directors (1)	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors

Shares granted to date	6,389,375	548,249	357,500	524,000	3,472,745	207,484

Shares cancelled to date	(1,917,699)	(1,209)	(88,875)	(143,000)	(1,009,805)	(1,000)

Shares exercised to date	(3,606,303)	(547,040)	(214,825)	(242,000)	(500,699)	—

Options outstanding	865,373	—	53,800	139,000	1,962,241	206,484

Termination grace periods	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason	1 year due to death; 90 days for any other reason	Immediately “for cause”; 3 months for any other reason	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	Over a 4 or 5 year period; options exercisable up to 7 years from grant date	Exercisable up to 10 years from grant date	Vest over a 2 year period; options exercisable up to 10 years from grant date	Determined by Plan Administrator (2)	Determined by Plan Administrator (2)	Over a 4 year period, unless otherwise specified

Exercise price range (average)	$0.15 - $20.25 $ (8.06)	N/A	$4.25	$11.18 - $14.81 $ (13.92)	$12.19 - $40.00 $(20.82)	$24.17 - 27.00 $(24.81)

Expiration dates	6/30/2005 to 3/6/2008	N/A	9/17/2006	9/17/2007 to 3/5/2008	7/13/2008 to 4/28/2013	11/1/2012 to 1/28/2013

(1)	The Plan Administrator determined the non-employee directors of the Company to whom options are granted, the number of Common Shares subject to each option, the exercise price and vesting schedule of each option.
(2)	Representing the board of directors of the Company or, if established and duly authorized to act, the Executive Committee of the board of directors of the Company.

Option Exchange Program

On September 10, 1996, the Board of Directors authorized an option exchange program (the “Program”) whereby employees who have been granted options to acquire Common Shares of the Company under the 1995 Flexible Stock Incentive Plan (the “Flexible Plan”) and the 1995 Supplementary Stock Option Plan (the

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

“Supplementary Plan”) were permitted to exchange those options on a one-for-one basis, for an option to acquire Common Shares of the Company with an exercise price of $4.25 (the “Exchange Options”). This was subsequently approved by the shareholders. The Exchange Options vest and become exercisable, as to 10% of the Common Shares subject to option, the later of six months after the date of grant or the date the original option was scheduled to first vest (the “initial vesting date”), as to the next 10% of the Common Shares subject to option, six months after the initial vesting date, and as to the remainder of the Common Shares subject to option, 5% at the end of each quarter following one year after the initial vesting date.

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

Summary of Outstanding Stock Options

As of June 30, 2003, options to purchase an aggregate of 3,226,898 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 10,307,424. There were exercisable options outstanding to purchase 2,301,228 shares at an average price of $14.51. At June 30, 2002, there were exercisable options outstanding to purchase 2,082,164 shares at an average price of $13.08. At June 30, 2001, exercisable options to purchase 1,806,840 shares had an average price of $11.19.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

A summary of option activity since June 30, 2000 is set forth below:

	Options Outstanding
	Number	Weighted Average Exercise Price
Options outstanding at June 30, 2000	3,368,800	$12.86

Granted during fiscal 2001	184,750	19.71
Cancelled	(210,122)	19.91
Exercised	(462,314)	8.19

Options outstanding at June 30, 2001	2,881,114	$13.54

Granted during fiscal 2002	1,019,750	23.23
Cancelled	(308,411)	21.38
Exercised	(419,048)	11.73

Options outstanding at June 30, 2002	3,173,405	$16.15
Granted during fiscal 2003	428,345	23.73
Cancelled	(83,675)	22.49
Exercised	(291,177)	15.25

Options outstanding at June 30, 2003	3,226,898	$17.08

The following table summarizes information regarding stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at June 30, 2003	Weighted Average Exercise Price
$ 0.15 - $ 8.00	471,973	3.42	$ 6.04	471,973	$ 6.04
9.25 - 12.90	528,262	4.29	10.10	516,138	10.06
13.25 - 18.19	674,224	5.42	14.16	639,599	13.99
18.31 - 21.50	595,875	7.53	20.61	272,125	20.24
21.51 - 27.94	594,359	8.28	23.99	174,938	22.87
28.20 - 40.00	362,205	7.34	29.89	226,455	30.40

$ 0.15 - $ 40.00	3,226,898	6.07	$17.08	2,301,228	$ 14.51

Employee Stock Purchase Plan

On March 5, 1998, the shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”) whereby employees of the Company can subscribe to purchase Common Shares through payroll withholdings from the treasury of the Company at 85% of the lessor of: (1) the average of the last five days of the last ESPP period or (2) the average price of the last five days of the current ESPP period. An aggregate 1,000,000 Common Shares have been reserved for purchase under the ESPP, subject to adjustments in the event of stock dividends, stock splits,

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

combinations of shares, or other similar changes in capitalization of the Company. During fiscal 2003, a total of 157,000 Common Shares were issued under the ESPP. During fiscal 2002, a total of 139,056 Common Shares were issued under the ESPP, and during fiscal 2001, a total of 131,732 Common Shares were issued under the ESPP.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for premises and vehicles with minimum annual payments as follows:

2004	$6,819
2005	5,684
2006	4,539
2007	4,356
Thereafter	20,497

$41,895

Rent expense amounted to $7.2 million in 2003, $5.9 million in 2002, and $5.1 million in 2001.

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 10—OTHER INCOME (LOSS)

	Year ended June 30,
	2003	2002	2001
Gain (loss) on sale of investments, net of disposal costs	$152	$1,012	$(2,971)
Recovery of acquisition accrual	—	—	734

Gain (loss) on sale of investments	152	1,012	(2,237)
Balance of other income (expense)	2,636	601	(180)

Other income (loss)	$2,788	$1,613	$(2,417)

During fiscal 2001, the Company sold 8,900 shares of its investment in Primedia, completing its disposition of its entire interest in this investment.

During fiscal 2002, the Company realized a gain of $1.0 million related to the Company’s attempted acquisition of Accelio Corporation (“Accelio”), a software company located in Ottawa, Ontario. The gain that the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the Company, and gains realized in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred.

During fiscal 2003, the Company realized a gain of $152,000 relating to a small equity investment it disposed of during the year. The majority of the balance of other income during fiscal 2003 relates to realized foreign exchange gains recorded during the year. The strong appreciation of the Euro as compared to the U.S. dollar accounted for the majority of this amount.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 11—INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income (loss) before income taxes consisted of the following:

	Year Ended June 30,
	2003	2002	2001
Domestic income (loss)	$7,549	$3,931	$(1,297)
Foreign income	23,385	13,029	13,322

Income before income taxes	$30,934	$16,960	$12,025

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2003	2002	2001
Expected statutory rate	37.6%	40.0%	43.0%
Expected provision for income taxes	$11,631	$6,784	$5,171
Effect of permanent differences	1,316	2,694	1,435
Effect of foreign tax rate differences	(234)	(453)	(1,035)
Non-taxable portion of capital gain	—	(202)	—
Tax incentive for research and development	(1,854)	(368)	—
Benefit of losses*	(3,633)	—	(6,300)
Future benefit of losses acquired on acquisitions	—	—	(3,400)
Change in valuation allowance	(3,548)	(7,850)	4,800
Other items	(501)	(316)	558

	$3,177	$289	$1,229

*	The operating tax loss carryforwards (net of valuation allowance) acquired on the purchases of Centrinity, Eloquent, and Corechange do not affect the income statement as amounts are allocated to these operating tax loss carryforwards in the purchase price allocation.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

The provision (recovery) for income taxes consisted of the following:

	Year Ended June 30,
	2003	2002	2001
Domestic:
Current income taxes	$460	$—	$(600)
Deferred income taxes	(272)	—	450

	$188	$—	$(150)

Foreign:
Current income taxes	$3,493	$289	$(371)
Deferred income taxes	(504)	—	1,750

	$2,989	$289	$1,379

Provision for income taxes	$3,177	$289	$1,229

The Company has approximately $35.6 million of domestic non-capital loss carryforwards which expire between 2004 and 2008. In addition, the Company has $25.5 million of foreign non-capital loss carry forwards of which $16.3 million have no expiry date. $9.2 million of these foreign losses are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of the foreign losses expire between 2008 and 2022. The Company also has $1.8 million of foreign capital loss carryforwards that have no expiry date.

The primary temporary differences which gave rise to net deferred tax assets at June 30, 2003 and 2002 are:

	Year Ended June 30,
	2003	2002
Deferred tax assets
Non-capital loss carryforwards	$19,668	$5,447
Capital loss carryforwards	710	770
Employee stock options	—	113
Scientific research and development tax credits	684	600
Depreciation and amortization	1,062	2,410
Share issue costs	167	50

Total deferred tax asset	22,291	9,390
Less, valuation allowance	(5,669)	(9,250)

	16,622	140
Deferred tax liabilities
Scientific research and development tax credits	260	140

Net deferred tax asset	$16,362	$—

Comprised of:
Current asset	$7,688	$—
Long-term asset	8,674	—

	$16,362	$—

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

NOTE 12—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on total revenues and operating costs of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated.

Information about reported segments is as follows:

	North America	Europe	Other	Total
2003
Total revenues	$102,221	$70,805	$4,699	$177,725
Operating costs	77,595	60,403	4,564	142,562

Contribution margin	$24,626	$10,402	$135	$35,163

Segment assets	$98,769	$38,618	$2,106	$139,493

2002
Total revenues	$92,410	$56,467	$5,495	$154,372
Operating costs	70,454	52,880	5,435	128,769

Contribution margin	$21,956	$3,587	$60	$25,603

Segment assets	$52,577	$31,428	$2,235	$86,240

2001
Total revenues	$86,471	$54,778	$6,450	$147,699
Operating costs	73,483	50,127	3,684	127,294

Contribution margin	$12,988	$4,651	$2,766	$20,405

Segment assets	$63,276	$30,244	$1,787	$95,307

Included in the above operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. For the year ended June 30, 2003, 2002 and 2001, the “Other” category consists of geographic regions other than North America and Europe.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 2003, 2002, and 2001 is as follows:

	Year Ended June 30,
	2003	2002	2001
Total contribution margin from operating segments above	$35,163	$25,603	$20,405
Amortization and depreciation	(8,245)	(12,093)	(10,638)

Total operating income (loss)	26,918	13,510	9,767
Interest, other income (loss) and income taxes	839	3,161	1,029

Net income for the year	$27,757	$16,671	$10,796

	As of June 30,
	2003	2002
Segment assets	$139,493	$86,240
Investments	—	134
Cash and cash equivalents (corporate)	99,194	100,473

Total corporate assets	$238,687	$186,847

Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development and restructuring costs. Goodwill and intangibles have been assigned in segment assets based on the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

The distribution of net revenues determined by location of customer, and identifiable assets greater than 10%, by geographic areas for the years ended June 30, 2003, 2002 and 2001 are as follows:

	Year Ended June 30,
	2003	2002	2001
Total revenues:
Canada	$13,500	$12,190	$11,650
United States	88,721	80,220	80,106
United Kingdom	22,042	20,320	20,328
Other	53,462	41,642	37,393

Total revenues	$177,725	$154,372	$149,477

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

	As of June 30,
	2003	2002
Segment assets:
Canada	$43,725	$16,472
United States	55,044	36,105
United Kingdom	13,733	9,556
Other	26,991	24,107

Total segment assets	$139,493	$86,240

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55	$19	$56
Cash paid during the period for taxes	590	495	7,626

NOTE 14—ACQUISITIONS

Fiscal 2003

Corechange Inc.

On February 25, 2003, Open Text Inc. (“OTI”) a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of Corechange Inc. (“Corechange”). Consideration for this acquisition was comprised of (1) cash consideration of $3.6 million paid on closing; (2) additional cash consideration of $650,000 to be held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (3) additional cash consideration to be payable over the one-year period following closing, calculated as a fixed percentage of certain revenues of Corechange. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003. Boston-based Corechange delivers infrastructure software to develop, deploy and manage enterprise portals on a global scale.

The following table summarizes the purchase price allocation:

Current assets	$2,968
Capital assets	753
Deferred tax assets	596
Technology assets	4,600
Customer assets	2,000
Goodwill	1,989

Total assets acquired	12,906
Current liabilities	(8,656)

Net assets acquired	$4,250

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

The total purchase price allocated to goodwill of $2.0 million was assigned entirely to the Company’s North American geographic segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The customer assets of $2.0 million were assigned a useful life of 7 years. The technology assets of $4.6 million have also been assigned a useful life of 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Corechange totaling $4.1 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Corechange workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and certain pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $2.1 million remains accrued at June 30, 2003. The Company expects that the majority of these remaining costs will be paid in fiscal 2004; however, certain amounts such as the provision for excessive facilities and pre-acquisition contingencies may take longer.

Eloquent, Inc.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent Inc. (“Eloquent”) for cash consideration of $6.7 million, of which $1.0 million is being held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003. San Mateo-based Eloquent’s closed-loop “sales readiness” solution, LaunchForce(TM), is built on a scaleable technology platform designed to deploy corporate knowledge to front-line employees and partners.

The following table summarizes the current purchase price allocation:

Current assets	$4,229
Other assets	132
Deferred tax assets	1,020
Technology assets	2,300
Customer assets	800
Goodwill	582

Total assets acquired	9,063
Current liabilities	(2,350)

Net assets acquired	$6,713

The total purchase price allocated to goodwill of $0.6 million was assigned entirely to the Company’s North American geographic segment. In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The customer assets of $0.8 million were assigned a useful life of 7 years. The technology assets of $2.3 million have also been assigned a useful life of 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Eloquent totaling $1.2 million. The liabilities recognized include severance and related charges in connection with a reduction in the Eloquent workforce, in addition to transaction costs and pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $0.7 million remains accrued at June 30, 2003. The majority of this remaining accrual relates to pre-acquisition contingencies which the Company anticipates will be resolved during fiscal 2004.

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

The following table summarizes the purchase price allocation:

Net working capital items	$552
Capital assets	1,655
Deferred tax assets	12,413
Customer assets	2,400
Technology assets	4,000
Goodwill	5,311
Liabilities recognized in connection with the business combination	(6,031)

Net assets acquired	$20,300

The total purchase price allocated to goodwill of $5.3 million was assigned to the Company’s reportable geographic segments as follows:

North America	$2,921
Europe	2,390

$5,311

In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

The customer contracts of $1.0 million were assigned a useful life of 3 years, while the customer relationships of $1.4 million were assigned a useful life of 7 years. The purchased technology of $4.0 million has been separated into subcomponents, whose useful lives have been assigned as either 5 or 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Centrinity totaling $6.0 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Centrinity workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $3.6 million remains accrued at June 30, 2003. The majority of the remaining accrual relates to provisioning for excessive facilities and pre-acquisition contingencies. The Company anticipates that with the exception of those components, the majority of these acquisition accruals will be paid during fiscal 2004.

The following pro forma results of operations reflect the combined results of Open Text, Centrinity and Corechange for the years ended June 30, 2003 and 2002, as if the business combination occurred as of the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited financial statements filed with either the Ontario Securities Commission or the Securities and Exchange Commission, as well as internal unaudited financial statements prepared by the respective companies.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

	Year ended
	June 30, 2003	June 30, 2002
Revenue	$191,560	$184,590
Net loss	$(3,115)	$(27,759)
Basic net loss per share	$(0.16)	$(1.39)
Shares used in computing basic net loss per share (in thousands)	19,525	19,979
Diluted net loss per share	$(0.16)	$(1.39)
Shares used in computing diluted net loss per share (in thousands)	19,525	19,979

Fiscal 2001

Bluebird Systems

In October 2000, Open Text acquired all of the issued and outstanding share capital of Bluebird Systems (“Bluebird”), of Carlsbad, California. Consideration for this acquisition was comprised of (1) cash of $8 million paid on closing; and (2) additional cash consideration to be earned over the eight subsequent three-month periods following the closing, contingent upon Bluebird meeting certain revenue and net income targets.

The Company allocated the total purchase price to the assets and liabilities acquired as follows:

Tangible net liabilities	$(114)
Current software products	2,346
Core technology	1,156
Goodwill	4,612

$8,000

Included in tangible net liabilities is an amount of $646 representing direct acquisition costs, involuntary terminations, and office closure costs. The liabilities included $504 of direct acquisition costs, $75 for involuntary terminations, and $67 for office closures. An acquisition accrual of $11 remains on the balance sheet at June 30, 2003. It is the Company’s expectation that this accrual will be substantially utilized in the coming fiscal year.

The acquired software technology was valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return. Software technology was divided into two categories:

• current software products

• core technology

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

The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $4.6 million. Any additional consideration earned by the former shareholders of Bluebird will be accounted for as part of the purchase price, and consequently will be recorded as additional goodwill. As of June 30, 2003, no additional consideration has been earned under the stock purchase agreement.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

LeadingSide

In November 2000, Open Text acquired the product business of LeadingSide Inc. (“LeadingSide”) of Cambridge, Massachusetts, for cash consideration of $3 million. LeadingSide is an e-business solution provider that designs, develops and deploys knowledge driven solutions to Global 2000 companies.

The Company allocated the total purchase price to the assets acquired as follows:

Tangible net liabilities	$(1,869)
Current software products	2,654
Goodwill	2,215

$3,000

Included in tangible net liabilities is an amount of $1.8 million representing direct acquisition costs, office closure costs, and certain contingencies. The liabilities included $543 of direct acquisition costs, $80 for office closures, and $1.2 million for potential legal disputes. As of June 30, 2003, there are amounts remained accrued in respect of direct acquisition costs.

The acquired software products were valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return.

Current software products include products currently in the marketplace as of the acquisition date. The fair market value of the purchased current software products was determined to be $2.7 million. This amount was recorded as an asset and is being amortized on a straight-line basis over four years. The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $2.2 million.

Open Image

In November 2000, Open Text acquired all of the outstanding shares of Open Image Systems Inc. (“Open Image”) of Toronto, Ontario for cash consideration of $2.1 million.

The Company allocated the total purchase price to the net assets acquired as follows:

Tangible net liabilities	$(239)
Current products	302
Goodwill	1,992

$2,055

Included in tangible net liabilities is an amount of $204 representing direct acquisition costs, office closure costs, and certain contingencies. The liabilities included $68 of direct acquisition costs, $38 for office closures, and $98 for potential legal disputes. An acquisition accrual of $96 remains on the balance sheet at June 30, 2003. It is the Company’s expectation that this accrual will be utilized in the coming fiscal year.

The acquired software products were valued using a stage of completion model. Projected revenue net of operating expenses and income taxes were discounted to a present value using a risk-adjusted rate of return.

Current software products include products currently in the marketplace as of the acquisition date. The fair market value of the purchased current software products was determined to be $302. This amount was recorded as an asset and is being amortized on a straight-line basis over four years. The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $2 million.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Base 4

In January 2001, Open Text acquired all of the outstanding shares of Base 4 Inc. (“Base 4”) of Toronto, Ontario for cash consideration of $529. Base 4’s PharMatrix product is designed to facilitate the capture, storage and dissemination of knowledge generated during the complete project lifecycle of the pharmaceutical discovery process.

The Company allocated the total purchase price to the net assets acquired as follows:

Tangible net liabilities	$(701)
Goodwill	1,240

$539

Included in tangible net liabilities is an amount of $335 representing direct acquisition costs, office closure costs, involuntary termination costs and acquired commitments. The liabilities included $70 of direct acquisition costs, $75 for office closures, $100 for involuntary terminations and $90 for certain contingencies.

The excess of the purchase price over the fair market value of the acquired identifiable assets and liabilities assumed has been recorded as goodwill in the amount of $1.2 million.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 15—NET INCOME PER SHARE

	Year Ended June 30,
	2003	2002	2001
	(in thousands, except per share data)
Basic income per share
Net income	$27,757	$16,671	$10,796

Weighted average number of shares outstanding	19,525	19,979	20,032

Basic income per share	$1.42	$0.83	$0.54

Diluted income per share
Net income	$27,757	$16,671	$10,796

Weighted average number of shares outstanding	19,525	19,979	20,032
Dilutive effect of stock options *	1,172	1,260	1,434

Adjusted weighted average number of shares outstanding	20,697	21,239	21,466

Diluted income per share	$1.34	$0.78	$0.50

*	anti-dilutive options of 453,904 have been excluded for fiscal 2003 (fiscal 2002 - 423,283; fiscal 2001 - 322,529)

NOTE 16—SUBSEQUENT EVENT

On August 27, 2003, the Company announced that it intended to acquire the common shares of Gauss Interprise (Deutsch Bourse: GSOGa.de) for cash by way of agreement with certain of the shareholders, who will hold 73 percent of the shares at closing after conversion of indebtedness. In addition, on September 19, 2003 a tender offer was made for the balance of the shares. Total cash consideration for the shares is expected to be approximately US $11 million. Open Text expects that the transaction will close, subject to certain conditions, in the second quarter of Fiscal Year 2004 (the quarter ending December 31, 2003).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of June 30, 2003, our Chief Executive Office and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date our disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in our internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information as to the directors and executive officers of the Company as of June 30, 2003.

Name	Age	Position with Company	Principal Occupation
P. Thomas Jenkins Waterloo, Ontario, Canada	43	Director and Chief Executive Officer	Chairman and Chief Executive Officer of the Company

John Shackleton Burr Ridge, Illinois, USA	56	President and Director	President of the Company

Richard C. Black Toronto, Ontario, Canada	35	Director	Managing Partner of RBC Capital Partners, a private equity firm

Randy Fowlie (1)(2)(3) Waterloo, Ontario, Canada	43	Director	Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a private software company

Peter Hoult (2) Hillsborough, North Carolina, USA	59	Director	Strategic Business Consultant with Peter Hoult Management Consultants, a private consulting firm

Brian Jackman (1) Barrington Hills, Illinois, USA	62	Director	Retired, Director of various public companies

David Johnston (1)(3) St. Clements, Ontario, Canada	62	Director	President, Vice-Chancellor and Professor of University of Waterloo

Ken Olisa (2) London, UK	51	Director	Chairman and Chief Executive Officer of Interregnum Plc.,a public IT investment and advisory corporation

Stephen J. Sadler Aurora, Ontario, Canada	52	Director	Chairman and Chief Executive Officer of Enghouse Systems Limited, a publicly traded Canadian software and services company

Michael Slaunwhite (2)(3) Gloucester, Ontario, Canada	42	Director	Chairman and Chief Executive Officer of Halogen Software Inc., a private software company.

Alan Hoverd Toronto, Ontario, Canada	55	Chief Financial Officer	Chief Financial Officer of the Company

Anik Ganguly Northville, Michigan, USA	44	Executive Vice President, Products	Executive Vice President, Products of the Company

Bill Forquer Dublin, Ohio, USA	45	Executive Vice President, Marketing	Executive Vice President, Marketing of the Company

Michael Farrell Santa Rosa, California, USA	49	Executive Vice President, Sales & Marketing	Executive Vice President, Sales & Marketing of the Company

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance Committee.

P. Thomas Jenkins has served as a director of the Company since December 1994 and as Chief Executive Officer of the Company from July 1997. From December 1994 to July 1997, Mr. Jenkins held progressive executive positions within the Company. From August 1993 until June 1994, he served as the Senior Vice President, Sales and Marketing, of DALSA, Inc., an electronic imaging manufacturer and from December 1989 until August 1993, Mr. Jenkins served as the Vice President/General Manager thereof.

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

Randy Fowlie has served as a director of the Company since March 1998. From June 1999 to present, Mr. Fowlie has held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a computer software company, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie worked with KPMG Chartered Accountants since 1984 and was a tax partner since 1995. Mr. Fowlie is currently a member of the board of Inscriber Technology Corporation and CTT Communitech Technology Association.

Peter Hoult has served as a director of the Company since December 2002. Mr. Hoult is a strategic business consultant with Peter Hoult Management Consultants, a firm he founded in 1993. He acts as a director of various public and private companies. From 1996 to 2000, Mr. Hoult was a Visiting Professor of Strategic Marketing at

Babcock (Wake Forest University) and Fuqua (Duke University) Post-Graduate Business Schools. From 1972 to 1990, Mr. Hoult held various senior executive management positions with RJ Reynolds Industries.

Brian J. Jackman has served as a director of the Company since December 2002 and currently serves as a director of several public companies. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs, Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice-President, President, Global Systems and Technologies and as a member of the board of directors of the company.

David Johnston has served as a director of the Company since December 2002. Mr. Johnston has been the President and Vice-Chancellor and Professor, University of Waterloo since 1999. Prior thereto, Mr. Johnston was a Professor at the Faculty of Law at McGill University from 1994 to 1999 and Principal and Vice-Chancellor and Professor of Law at McGill University from 1979 to 1994. Mr. Johnston acts as a director to various public and private companies.

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

Stephen J. Sadler has served as a director of the Company since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a software engineering company that develops GIS (Geographic Information Systems) as well as IVR (Interactive Voice Response Systems). Mr. Sadler was previously the Executive Vice President and Chief Financial Officer of GEAC from 1987 to 1990, was President and Chief Executive Officer of GEAC from 1990 to 1996, was Vice Chairman of GEAC from 1996 to 1998, and was a Senior Advisor to GEAC on acquisitions until May 1999. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently Mr. Sadler is Chairman of Helix Investments, a position he has held since early 1998.

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

Alan Hoverd was appointed Chief Financial Officer of Open Text Corporation in April 2000. He joined the Company as the Vice President of Finance in July 1999. Mr. Hoverd has over twenty-seven years of high tech experience, including five years as Vice President of Finance, Chief Financial Officer and a Director of Digital Equipment of Canada. He was also Manager of Business Planning for ten years at Digital Equipment of Canada. Mr. Hoverd has held several financial positions with IBM Canada, including Manager of Finance for the Storage and Peripherals division, and five years as Controller of Gulf Minerals of Canada.

Anik Ganguly was appointed Executive Vice President, Products in September 1999. He has been with Open Text since December of 1997, when the Company acquired Campbell Services Inc. where Mr. Ganguly was President and CEO. From 1991 to 1997, he has been involved in Enterprise Software development and, in particular, the application of Internet standards to facilitate collaboration and communication across corporate boundaries. Mr. Ganguly has chaired an Internet Engineering Task Force working group and continues to be a strong proponent of open standards. Mr. Ganguly has a Bachelor of Engineering degree in Mechanical Engineering and received his MBA from the University of Wisconsin, Madison.

Bill Forquer was appointed Executive Vice President, Marketing in 2003. From 2001 to 2003, he served as Senior Vice President, Business Development of the Company. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions, Inc. (IDI) where Mr. Forquer was President. Prior to being named President of IDI in 1996, Mr. Forquer held other executive management positions at IDI. Mr. Forquer began his career in 1981 at

Battelle Laboratories developing software that subsequently was spun-off into IDI. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Michael Farrell has been with Open Text since 1992 and was appointed Executive Vice President, Sales & Marketing in 2003. From 2000 to 2003, he served as Executive VP, Worldwide Sales. Previously, he served as Executive Vice President, Global Business Development, based in the San Francisco, California office, since October of 1994. After a number of years in software consulting, marketing and sales, he founded Interleaf’s Canadian-based operation in 1985, using Canadian venture capital funding. As President of Interleaf Canada, Mr. Farrell expanded the operation to four offices and fifty-five employees. Mr. Farrell graduated with an honors degree in Computer Science in 1976.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned in the Company’s last three fiscal years by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”):

Name and Principal Position	Annual Compensation				Long Term Compensation(2) Awards	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Securities Under Options/SARs Granted (#)
P. Thomas Jenkins Chief Executive Officer	2003 2002 2001	287,570 288,093 229,385	232,220 287,969 197,462	8,871 8,892 14,752	100,000 150,000 —	— — —

John Shackleton President	2003 2002 2001	358,000 330,000 315,000	228,189 88,224 128,892	12,174 16,229 13,219	— — —	— — —

Bill Forquer Executive Vice President, Marketing	2003 2002 2001	260,000 250,000 195,809	48,050 52,400 32,985	6,270 6,225 10,016	— — —	— — —

Michael Farrell Executive Vice President, Sales and Marketing	2003 2002 2001	220,000 200,000 187,500	176,000 86,480 60,680	342 281 255	— — —	— — —

Anik Ganguly Executive Vice President, Product Management	2003 2002 2001	195,000 180,000 170,000	95,450 87,350 54,550	215 151 142	— 10,000	— — —

Notes:

(1)	The amounts in “Other Annual Compensation” include pension and health benefits, car allowances and club memberships paid by the Company.

(2)	The Company has not granted restricted shares or stock appreciation rights to Named Executive Officers and has no long-term incentive plan.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth the options granted to the Named Executive Officers in the fiscal year ended June 30, 2003. The exercise price per share of each option was equal to the fair market value of the Common Shares on the grant date as determined by the Board of Directors of the Company, and the options become exercisable at the rate of 25% of the total option grant at the end of each of 4 annual periods from the date the options begin to vest. The Company did not grant any stock appreciation rights during fiscal 2003. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Shares over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Shares and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the Named Executive Officers.

Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise price ($/sh)	Expiration date	5% ($)	10% ($)
P. Thomas Jenkins	100,000	23.39%	$20.78	August 7, 2012	3,306,843	1,311,797
John Shackleton	—	—	—	—	—	—
Bill Forquer	—	—	—	—	—	—
Michael Farrell	—	—	—	—	—	—
Anik Ganguly	—	—	—	—	—	—

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth options exercised and the values of outstanding options for Common Shares held by each of the Named Executive Officers:

Name	Shares acquired on exercise (#)	Aggregate value received ($)	Number of Common Shares underlying outstanding Options at June 30, 2003		Value of unexercised in-the-money options at June 30, 2003(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
P. Thomas Jenkins	—	—	199,500	212,500	3,198,375	752,625
John Shackleton	—	—	375,000	0	5,437,500	0
Bill Forquer	—	—	30,000	5,000	427,175	56,875
Michael Farrell	—	—	66,000	12,500	905,004	121,875
Anik Ganguly	—	—	37,500	7,500	476,138	45,600

Note:

(1)	Based on the closing price of the Company’s Common Shares on the NASDAQ National Market on June 30, 2003.

Executive Officer Employment Agreements

The following is a brief description of the employment agreements entered into between the Company or its subsidiaries and each of the Named Executive Officers.

Effective July 1, 2002, the Company entered into a new employment agreement with P. Thomas Jenkins. The agreement provides for an annual base salary and for an annual performance bonus based upon goals established by the Compensation Committee from time to time. The employment agreement provides that, upon termination without “just cause”, the Company will pay Mr. Jenkins a lump-sum payment equivalent to 18 months base salary and Mr. Jenkins will be entitled to receive all other benefits to which he would have been entitled for the following 18 months. If Mr. Jenkins is terminated as a result of a change in control of the Company, the Company will pay Mr. Jenkins a lump-sum amount of CDN $250,000.

Effective November 1998, the Company entered into an employment agreement with John Shackleton, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without “just cause”, the Company will pay Mr. Shackleton, semi-monthly, an amount equivalent to 6 months base salary plus incentive payments calculated on a prorated basis up to the date of the termination.

Effective March 7, 2000, the Company entered into an employment agreement with Mike Farrell, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement does not require the Company to pay a penalty for terminating the agreement without “just cause”.

Effective May 2001, the Company entered into an employment agreement with Bill Forquer, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time.

Effective December 1997, the Company entered into an employment agreement with Anik Ganguly, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without “just cause,” the Company will make semi-annual payments equivalent to 6 months base salary to Mr. Ganguly.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, the Compensation Committee was comprised of Messrs. Fowlie, Jackman and Johnston. None of the current members of the Compensation Committee have been or are an officer or employee of the Company.

Director Compensation

Directors who are salaried officers or employees of the Company receive no compensation for serving as directors. Non-employee directors of the Company receive an annual retainer fee of $10,000 and an additional $1,250 fee for each meeting attended, including committee meetings. Each committee chairman receives an annual retainer of $5,000. Non-employee directors of the Company are also entitled to a yearly grant of 6,000 options to acquire Common Shares of the Company. The Company reimburses all directors for all reasonable expenses incurred by them in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 30, 2003 regarding Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised by the following persons or companies: (i) each person or company known by the Company to be the beneficial owner of, or to exercise control or direction over, more than 5% of the outstanding Common Shares, (ii) each director and proposed director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on the information furnished by such owners, have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable. As of June 30, 2003, there were 19,568,259 Common Shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned, Controlled or Directed	Percent of Total Beneficially Owned, Controlled or Directed
FMR Corp. 82 Devonshire Street, Boston, Massachusetts, US 02109	2,056,450	10.51%
Guardian Capital Inc. Commerce Court West, Suite 3100 P.O. Box 201 Toronto, Ontario CA M5L 1E8	1,580,255	8.08%
RBC Global Investment Management Inc. Royal Trust Tower 77 King Street West, Suite 3800 Toronto, Ontario CA M5K 1H1	1,416,310	7.24%
The Royal Trust Company Royal Trust Tower, P.O. Box 7500, Station A 77 King Street West, 6th Floor Toronto, Ontario, CA M5W 1P9	1,271,200	6.50%
Helix Investments (Canada) Inc. 20 Great George Street Charlottetown, PEI, CA C1A 7L1	1,069,971	5.47%
P. Thomas Jenkins (1)	735,050	3.71%
Stephen J. Sadler (2)	450,000	2.25%
John Shackleton (3)	378,188	1.90%
Michael Farrell (4)	273,000	1.39%
Michael Slaunwhite (5)	56,000	*
Randy Fowlie (6)	46,000	*
Ken Olisa (7)	44,000	*
Anik Ganguly (8)	41,661	*
Bill Forquer (9)	33,272	*
Richard C. Black (10)	12,000	*
David Johnston (11)	200	*

Brian Jackman	—	*
Peter Hoult	—	*
All executive officers and directors as a group (13 Persons) (12)	2,069,371	10.58%

*	Less than 1%
(1)	Includes 510,550 Common Shares owned and options for 199,500 Common Shares which are vested and options for 25,000 Common Shares which will vest within 60 days of June 30, 2003.
(2)	Includes 25,000 Common Shares owned and options for 425,000 Common Shares which are vested.
(3)	Includes options for 375,000 Common Shares which are vested and 3,188 Common Shares owned.
(4)	Includes 207,000 Common Shares owned and options for 66,000 Common Shares which are vested.
(5)	Includes 3,000 Common Shares owned and options for 53,000 Common Shares which are vested.
(6)	Includes options for 46,000 Common Shares which are vested.
(7)	Includes options for 44,000 Common Shares which are vested.
(8)	Includes options for 37,500 Common Shares which are vested and 4,161 Common Shares owned.
(9)	Includes options for 30,000 Common Shares which are vested and 3,272 Common Shares owned.
(10)	Includes options for 12,000 Common Shares which are vested.
(11)	Includes 200 Common Shares.
(12)	See notes (1) – (11).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to the Company’s various stock options plans as of June 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for issuance
Equity compensation plans approved by security holders	3,173,405	$16.15	477,385

Equity compensation plans not approved by security holders	—	—	—

Total	3,173,405	$16.15	477,385

Item 13. Certain Relationships and Related Transactions

During fiscal 2003, Steve Sadler received $237,000 in consulting fees for assisting with acquisition activities.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)	The following documents are filed as a part of this report:

1)	Consolidated Financial Statements and Report of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

2)	Consolidated Financial Statement Schedules and Report of Independent Public Accountants in those schedules are included as follows:

Schedule II—Valuation and Qualifying Accounts

3)	Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001 (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002 (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	Employee Stock Purchase Plan. (3)

10.7	1998 Stock Option Plan. (3)

21.1	List of the Company’s Subsidiaries.

23.1	Consent of KPMG.

24.1	Power of Attorney (see page 83)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

†	Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

b)	Reports on Form 8-K.

Acquisition of Eloquent Inc.

On June 3, 2003, the Company filed a Form 8-K/A to provide audited consolidated financial statements and pro forma financial information relating to its acquisition of Eloquent.

Acquisition of Corechange Inc.

On May 12, 2003, the Company filed a Form 8-K/A to provide audited consolidated financial statements and pro forma financial information relating to its acquisition of Corechange.

c)	Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in 14(a)(3) above. Exhibits which are incorporated by reference can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street NW, Room 1024, Washington D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago Illinois; 76 Federal Plaza, Room 1102, New York, New York, and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such materials can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street NW, Washington, D.C. 20549 at prescribed rates.

d)	Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2003	OPEN TEXT CORPORATION

/s/ Alan Hoverd
Alan Hoverd
Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Open Text Corporation hereby constitute and appoint P. Thomas Jenkins and Alan Hoverd, and each of them singly, with full power of substitution, our true and lawful attorney’s-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/P. Thomas Jenkins	Chairman and Chief Executive Officer (Principal Executive Officer)	September 28, 2003
P. Thomas Jenkins

/s/Alan Hoverd	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 28, 2003
Alan Hoverd

/s/Richard C. Black	Director	September 28, 2003
Richard C. Black

/s/John Shackleton	President and Director	September 28, 2003
John Shackleton

/s/Randy Fowlie	Director	September 28, 2003
Randy Fowlie

/s/Ken Olisa	Director	September 28, 2003
Ken Olisa

/s/Stephen J. Sadler	Director	September 28, 2003
Stephen J. Sadler

/s/Michael Slaunwhite	Director	September 28, 2003
Michael Slaunwhite

/s/Peter Hoult	Director	September 28, 2003
Peter Hoult

/s/David Johnston	Director	September 28, 2003
David Johnston

/s/Brian Jackman	Director	September 28, 2003
Brian Jackman

KPMG LLP
Chartered Accountants	Telephone (416) 228-7000
Yonge Corporate Centre	Telefax (416) 228-7123
4120 Yonge Street Suite 500	www.kpmg.ca
North York ON M2P 2B8
Canada

AUDITORS’ REPORT

To the Shareholders of Open Text Corporation

Under date of August 8, 2003, except as to Note 16 which is as of September 19, 2003, we reported on the consolidated balance sheets of Open Text Corporation as at June 30, 2003, 2002 and 2001, and the consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2003, which are included in Item 8 of its Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts, which is included in Item 14(a)(2) of its Form 10-K. This consolidated financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada

August 8, 2003 except as to Note 16,

which is as of September 19, 2003

S-1

OPEN TEXT CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Balance of allowance for doubtful accounts as at June 30, 2000	1,033
Bad debt expense for the year	1,280
Write-off/adjustments	(855)

Balance of allowance for doubtful accounts as at June 30, 2001	1,458
Bad debt expense for the year	1,655
Write-off/adjustments	(1,655)

Balance of allowance for doubtful accounts as at June 30, 2002	1,458
Bad debt expense for the year	537
Write-off/adjustments	(62)

Balance of allowance for doubtful accounts as at June 30, 2003	$1,933

S-2

OPEN TEXT CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001 (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002 (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	Employee Stock Purchase Plan. (3)

10.7	1998 Stock Option Plan. (3)

21.1	List of the Company’s Subsidiaries.

23.1	Consent of KPMG.

24.1	Power of Attorney (see page 83)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

†	Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

i