Form 10-Q
period 2003-09-30
OPEN TEXT CORP
filed 2003-11-10
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

As of October 31, 2003, there were 40,321,917 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In US Dollars)

(in thousands, except share data)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,747	$116,554
Accounts receivable—net of allowance for doubtful accounts of $1,620 as of September 30, 2003 and $1,933 as of June 30, 2003	27,857	35,855
Income taxes recoverable	5,726	484
Prepaid expenses and other assets	4,316	3,541
Deferred tax asset (note 4)	10,665	7,688

Total current assets	157,311	164,122

Long term assets
Restricted cash (note 10)	12,000	—
Capital assets	9,643	10,011
Goodwill, net of accumulated amortization of $12,807 at September 30, 2003 and June 30, 2003	31,465	32,301
Deferred tax asset	8,439	8,674
Other assets	23,540	23,579

	$242,398	$238,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$26,023	$31,596
Deferred revenues	33,968	38,086

Total current liabilities	59,991	69,682

Long term liabilities:
Deferred revenues	1,415	1,696
Deferred tax credit (note 4)	3,326	—
Accrued liabilities	4,585	4,912

	9,326	6,608

Shareholders’ equity:
Share capital
40,132,214 and 39,136,518 Common Shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	211,129	204,343
Accumulated other comprehensive income:
Cumulative translation adjustment	425	(119)
Accumulated deficit	(38,473)	(41,827)

Total shareholders’ equity	173,081	162,397

	$242,398	$238,687

Commitments and Contingencies (note 9)
Subsequent Events (note 10)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In US Dollars)

(in thousands, except per share data)

	Three months ended September 30,
	2003	2002
	(unaudited)
Revenues:
License	$16,867	$15,476
Customer support	19,421	13,662
Service	7,897	8,517

Total revenues	44,185	37,655

Cost of revenues:
License	1,291	1,649
Customer support	3,181	2,317
Service	7,203	6,235

Total cost of revenues	11,675	10,201

Gross profit	32,510	27,454

Operating expenses:
Research and development	8,031	6,162
Sales and marketing	13,807	11,986
General and administrative	3,354	3,242
Depreciation	1,187	1,216
Amortization of acquired intangible assets	1,188	487

Total operating expenses	27,567	23,093

Income from operations	4,943	4,361
Other income (expense)	(380)	617
Interest income	225	384

Income before income taxes	4,788	5,362
Provision for income taxes	1,434	—

Net income for the period	$3,354	$5,362

Basic net income per share* (note 7)	$0.08	$0.14

Diluted net income per share* (note 7)	$0.08	$0.13

Weighted average number of Common Shares outstanding—basic* (note 7)	39,522	39,279

Weighted average number of Common Shares outstanding—diluted* (note 7)	42,213	41,076

*Adjusted	for stock split declared on October 8, 2003 (note 10)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT COPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income for the period	$3,354	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of acquired intangible assets	2,375	1,703
Deferred income taxes	235	—
Other	8	—
Changes in operating assets and liabilities net of assets acquired:
Accounts receivable	7,998	3,515
Prepaid expenses and other assets	(775)	264
Accounts payable and accrued liabilities	(4,437)	(1,608)
Income taxes payable	(4,365)	(26)
Deferred revenues	(4,398)	760
Unrealized foreign exchange loss (gain)	13	(367)

Net cash provided by operating activities	8	9,603

Cash flows used in investing activities:
Acquisitions of capital assets	(828)	(530)
Cash restricted for Gauss acquisition (note 10)	(12,000)	—
Business acquisition costs	(1,041)	—
Purchase of patent	—	(1,246)
Other	(693)	(132)

Net cash used in investing activities	(14,562)	(1,908)

Cash flow from financing activities:
Payments of obligations under capital leases	(92)	—
Proceeds from issuance of Common Shares	6,786	1,711
Repurchase of Common Shares	—	(16,236)

Net cash provided by (used in) financing activities	6,694	(14,525)

Foreign exchange gain (loss) on cash held in foreign currency	53	(52)
Decrease in cash and cash equivalents during the period	(7,807)	(6,882)
Cash and cash equivalents at beginning of period	116,554	109,895

Cash and cash equivalents at end of period	$108,747	$103,013

Supplementary cash flow information
Cash paid during the period for interest	$8	$4
Cash paid during the period for taxes	$4,200	$0

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These Interim Financial Statements are expressed in US dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual consolidated financial statements. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2003 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2004.

On October 8, 2003, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a dividend. The stock split doubled the number of the Company’s outstanding Common Shares. Share certificates representing the stock dividend were mailed on or after October 28, 2003 to shareholders of record as of the close of business on October 22, 2003. All of the information presented in these Interim Financial Statements has been retroactively restated to reflect the stock dividend.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

	Three months ended September 30,
	2003	2002
Other comprehensive net income (loss):
Foreign currency translation adjustment	$544	$(694)
Unrealized loss on available for sale securities (net of tax)	—	(45)

Other comprehensive income (loss):	544	(739)
Net income for the period	3,354	5,362

Comprehensive net income for the period	$3,898	$4,623

NOTE 2—ACCOUNTING POLICIES

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The consolidation provisions of FIN 46 are required to be adopted by the Company in the period ending December 31, 2003. The Company believes adoption of FIN 46 will not have a material impact on its financial condition or results of operations.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	As of
	September 30, 2003	June 30, 2003
	(unaudited)
Accounts payable—trade	$3,104	$4,035
Accrued trade liabilities	11,273	12,693
Amounts payable for acquisitions	2,826	3,443
Accrued salaries and commissions	7,871	10,403
Other liabilities	949	1,022

	$26,023	$31,596

NOTE 4—INCOME TAXES

As of September 30, 2003, the Company had total net deferred tax assets of approximately $19.1 million, the principal component of which is temporary differences associated with net operating loss carry forwards. The Company operates in several tax jurisdictions. The Company’s income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

As of September 30, 2003, the Company had approximately $69.5 million of losses and deductions available to reduce taxable income in future years, the benefit of which is reflected in the deferred tax assets. Deductions of $17.0 million have no expiration date, and the balance of losses expire between 2004 and 2018. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $5.8 million is required in respect of its deferred income tax assets as at September 30, 2003. The Company continues to evaluate its taxable position and its valuation allowances quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. A valuation allowance of $5.7 million was required for the deferred income tax assets as at June 30, 2003.

To fully utilize the net deferred income tax assets of $19.1 million the Company will need to generate future taxable income in applicable jurisdictions of approximately $55.0 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at September 30, 2003.

During the quarter ended September 30, 2003, the Company acquired the shares of a company with tax loss carry forwards of $10.0 million. The Company expects to fully utilize these losses within the current year. As the tax losses exceed the purchase price, the Company recorded a current deferred tax asset of $3.3 million and an offsetting deferred tax credit of $3.3 million. As the losses are utilized, both the current deferred tax asset and the deferred credit will decrease concurrently and the Company will recognize the benefit of the loss carry forwards in its income tax expense for the period.

NOTE 5—SEGMENT INFORMATION

The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment based on the location of the respective customers. The accounting policies of the operating segments are the same as those set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. The “Other” category consists of geographic regions other than North America and Europe.

Contribution margin from operating segments does not include amortization of intangible assets or acquired in-process research and development. Goodwill and intangible assets have been included in segment assets.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended September 30, 2003
Revenues from external customers	$26,316	$16,671	$1,198	$44,185
Operating costs	19,361	16,061	1,445	36,867

Contribution margin	$6,955	$610	$(247)	$7,318

Segment assets as of September 30, 2003	$94,932	$41,144	$2,117	$138,193

Three months ended September 30, 2002
Revenues from external customers	$22,148	$14,473	$1,034	$37,655
Operating costs	17,561	12,774	1,256	31,591

Contribution margin	$4,587	$1,699	$(222)	$6,064

Segment assets as of June 30, 2003	$98,769	$38,618	$2,106	$139,493

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,
	2003	2002
Total contribution margin from operating segments	$7,318	$6,064
Amortization and depreciation	(2,375)	(1,703)

Income from operations	4,943	$4,361
Interest, other income and income taxes	(1,589)	1,001

Net income	$3,354	$5,362

	As of September 30, 2003	As of June 30, 2003
Segment assets	$138,193	$139,493
Term deposits	104,205	99,194

Total corporate assets	$242,398	$238,687

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

The following table sets forth the distribution of net revenues, determined by location of customer and identifiable assets, by geographic area where the net revenue for such location is greater than 10% of total revenue for the three months ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003	2002
Net revenues
Canada	$3,636	$2,362
United States	22,680	19,786
United Kingdom	6,020	4,346
Rest of Europe	10,651	10,127
Other	1,198	1,034

Total revenues	$44,185	$37,655

	As of September 30, 2003	As of June 30, 2003
Segment assets:
Canada	$44,293	$43,725
United States	50,638	55,044
United Kingdom	14,914	13,733
Rest of Europe	26,231	24,885
Other	2,117	2,106

Total segment assets	$138,193	$139,493

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

NOTE 6—ACCUMULATED DEFICIT

During the three-month period ended September 30, 2003, no Common Shares were repurchased by the Company. During the three month period ended September 30, 2002, the Company, through its stock repurchase program, purchased 712,200 of its Common Shares at an aggregate cost of $16.2 million. $7.3 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $8.9 million charged to accumulated deficit.

NOTE 7—NET INCOME PER SHARE

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Basic net income per share
Net income	$3,354	$5,362

Weighted average number of shares outstanding**	39,522	39,279

Basic net income per share	$0.08	$0.14

Diluted net income per share
Net income	$3,354	$5,362

Weighted average number of shares outstanding**	39,522	39,279
Dilutive effect of stock options	2,691	1,797

Adjusted weighted average number of shares outstanding**	42,213	41,076

Diluted net income per share	$0.08	$0.13

*	Anti-dilutive options of 228,783 have been excluded (first quarter fiscal 2003 2,394,326)
**	Reflects stock dividend declared on October 8, 2003 for shareholder’s of record on October 22, 2003

NOTE 8—OPTION PLANS

Employee stock option plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by SFAS No. 123—“Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. No compensation cost was included in net income as reported for the three month periods ended September 30, 2003 and 2002.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS 123, the Company’s net income for the three month period and net income per share would have been in accordance with the pro forma amounts indicated below:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net income
As reported	$3,354	$5,362
Fair value compensation cost	$(1,637)	$(1,977)
Pro forma	$4,991	$7,339
Net income per share—basic
As reported	$0.08	$0.14
Pro forma	$0.13	$0.19
Net income per share—diluted
As reported	$0.08	$0.13
Pro forma	$0.12	$0.18

Summary of Outstanding Stock Options

As of September 30, 2003, options to purchase an aggregate of 5,912,128 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 20,614,848. As of September 30, 2003 there were exercisable options outstanding to purchase 4,047,161 shares at an average price of $7.66. At September 30, 2002, there were exercisable options outstanding to purchase 4,347,164 shares at an average price of $6.78. As a result of the stock split declared on October 8, 2003 the number of stock options doubled and accordingly the exercise price was halved.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

The following table summarizes information regarding stock options outstanding at September 30, 2003 adjusted for the stock dividend declared on October 8, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at September 30, 2003	Weighted Average Exercise Price
$ 0.08 – 4.63	1,098,940	3.31	$3.45	1,098,940	$3.45
4.69 – 6.88	1,357,630	4.86	6.48	1,333,381	6.49
7.22 – 9.16	290,750	5.40	7.81	242,000	7.68
9.25 – 10.75	1,007,700	7.36	10.31	539,200	10.22
10.76 – 13.97	1,106,668	8.02	12.00	384,200	11.33
14.10 – 20.00	1,050,440	8.02	15.63	449,440	15.22

$ 0.08 – $20.00	5,912,128	6.18	$9.29	4,047,161	$7.66

NOTE 9—COMMITMENTS AND CONTINGENCIES

As of September 30, 2003, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2004	$6,627
2005	8,986
2006	7,018
2007	6,071
Thereafter	29,830

$58,532

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims, defend lawsuits or otherwise under these indemnification agreements.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except share data)

NOTE 10—SUBSEQUENT EVENTS

Gauss Acquisition

On October 16, 2003, Open Text announced that 2016090 Ontario Inc., a wholly-owned subsidiary of Open Text, had waived all of the conditions of the Sale and Purchase Agreements with certain shareholders of Gauss Interprise AG. This transaction was previously announced August 27, 2003. After the transfer of shares under these and other agreements, shares tendered in the public Tender Offer and purchases of shares in the public market, 2016090 Ontario Inc. will hold more than 75% of the total outstanding share capital of Gauss Interprise AG. To support the guarantee provided by the Company’s financial institution, for consideration to be paid in the Gauss transaction, $12.0 million of cash was restricted and shown as a long-term asset as of September 30, 2003. At September 30, 2003 the Company had incurred approximately $1.0 million in acquisition related costs, which have been deferred and included in other assets in the consolidated balance sheet.

IXOS Software AG

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”), in which a wholly-owned subsidiary of Open Text will acquire all of the issued and outstanding shares of IXOS. The transaction will proceed via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS (collectively, the “IXOS Shares”) for consideration, at the election of the holder of IXOS Shares, of either (i) 9 Euro or (ii) 0.5220 of Open Text Common Share and 0.1484 of a warrant, each whole warrant exercisable to purchase one Open Text Common Share for up to one year after closing the transaction at a strike price of US $20.75 per share (a “Warrant”), for each IXOS Share tendered under the tender offer. The foregoing exchange ratios and the warrant strike price give effect to the Open Text stock dividend declared by the Board of Directors of Open Text Corporation on October 8, 2003, of one common share for each common share held as of the close of business on October 22, 2003.

SER

On October 23, 2003 Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (SER) for total consideration of up to $10.5 million (9 million euro) depending on future performance. A portion of the purchase price is held to secure certain warranties, representations and covenants in the acquisition agreement. The Companies develop and markets the DOMEA® software solution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

OVERVIEW

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

During the three months ended September 30, 2003, the Company recorded total revenue of $44.2 million, of which license revenue was $16.9 million and net income of $3.4 million. In addition, the Company’s cash and cash equivalents excluding $12.0 million of cash restricted in connection with the Company’s acquisition of shares of Gauss Interprise AG (“Gauss”), were $108.7 million, with cash flow from operations totaling $8,000. The Company’s days’ sales outstanding (“DSO”) of 57 days at September 30, 2003, were significantly improved over 71 days at September 30, 2002. Segment information relating to the financial statements is presented in Note 5 to the Company’s condensed consolidated financial statements.

On October 16, 2003, the company announced that 2016090 Ontario Inc., a wholly-owned subsidiary of the Company, had waived all of the conditions of the Sale and Purchase Agreements with certain shareholders of Gauss. This transaction was previously announced August 27, 2003. After the transfer of shares under these and other agreements, shares tendered in the public Tender Offer and purchases of shares in the public market, 2016090 Ontario Inc. will hold more than 75% of the total outstanding share capital of Gauss Interprise AG. Gauss is one of Europe’s leading developers of Web Content Management (WCM) software, serving more than 1,100 customers worldwide through headquarters in Hamburg, Germany, and Irvine, CA. Gauss provides Integrated Document and Output Management (IDOM) software for ERP systems. These products automate processes such as invoicing, ordering and insurance claims, allowing customers to convert large volumes of paper into electronic documents via imaging technology and processing them through highly structured workflows.

On October 21, 2003, the Company announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”), in which a wholly-owned subsidiary of the company will acquire all of the issued and outstanding shares of IXOS. IXOS is a leader in content management and archiving and is currently considered to be Europe’s number one provider of Enterprise Content Management (ECM). Munich-based IXOS has approximately 900 employees and revenues of US$145 million in the fiscal year ended June 30, 2003. With the completion of the tender offer, the combined company will become the world’s largest ECM solutions provider. ECM is the technology used to create, capture, customize, deliver, manage and archive content across the enterprise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances.

The critical accounting policies affecting significant judgments and estimates used in the preparation of its condensed consolidated financial statements have been applied as outlined in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 compared with Three Months Ended September 30, 2002

Revenues

The Company’s total revenues increased 17% from $37.7 million in the three months ended September 30, 2002 to $44.2 million for the three months ended September 30, 2003.

License revenues increased 9% from $15.5 million in the three months ended September 30, 2002 to $16.9 million in the three months ended September 30, 2003. The increase in license revenues is largely a result of the Company’s growth from acquisitions. During the quarter ended September 30, 2003 the Company completed two license transactions that generated over $1.0 million in revenue each, the majority of which represented license revenue.

Customer support revenues increased 42% from $13.7 million in the three months ended September 30, 2002 to $19.4 million for the three months ended September 30, 2003. The increase in customer support revenues was attributable to both strong retention rates with existing customers as well as growth from acquisitions.

Service revenues decreased 7% from $8.5 million in the three months ended September 30, 2002 to $7.9 million in the three months ended September 30, 2003. The decrease in service revenues relates primarily to focusing our services to support rapid deployment of solutions and implementations. Utilization in the quarter ended September 30, 2003 and September 30, 2002 was 49% and 60%, respectively. Lower utilization rates are expected during the summer quarter due to seasonality.

No single customer comprised greater than 10% of the Company’s revenue in the three months ended September 30, 2003 or 2002. For the three months ended September 30, 2003 and 2002, 59% of total revenues were from customers located in North America, 38% of total revenues were from customers in Europe and 3% of revenues were from customers in countries outside North America and Europe (“Other”).

Cost of revenues

Cost of license revenues decreased 22% from $1.6 million in the three months ended September 30, 2002 to $1.3 million in the three months ended September 30, 2003. As a percentage of license revenues, cost of license revenues represented 11% in the three months ended September 30, 2002 compared with 8% in the three months ended September 30, 2003. The decrease in the cost and percentage of license revenues resulted from a decrease in licensing of third-party software, and therefore the associated royalties, during the three months ended September 30, 2003 as compared with the same three-month period a year ago.

Cost of customer support revenues increased 37% from $2.3 million in the three months ended September 30, 2002 to $3.2 million in the three months ended September 30, 2003. As a percentage of customer support revenues, cost of customer support revenues remained relatively consistent at 17% and 16% in the three months ended September 30, 2002 and 2003, respectively, primarily due to a higher revenue base. The increase in cost of customer support revenues is primarily due to an increase in personnel-related expenses, primarily as a result of acquisitions and increases in personnel to support organic growth.

Cost of service revenues increased 16% from $6.2 million in the three months ended September 30, 2002 to $7.2 million in the three months ended September 30, 2003. As a percentage of service revenues, cost of service revenues increased from 73% in the three months ended September 30, 2002 to 91% in the three months ended September 30, 2003. The increase in cost of service revenues resulted primarily from increases in the number of employees resulting from the Company’s acquisitions compared to a year ago.

Research and development

Research and development expenses increased 30% from $6.2 million in the three months ended September 30, 2002 to $8.0 million in the three months ended September 30, 2003. Research and development expenses consist primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of total revenues, research and development expenses increased from 16% in the three months ended September 30, 2002 to 18% in the three months ended September 30, 2003. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies.

Sales and marketing

Sales and marketing expenses increased 15% from $12.0 million in the three months ended September 30, 2002 to $13.8 million in the three months ended September 30, 2003. Sales and marketing expenses include the costs associated with the Company’s sales force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of total revenues, sales and marketing expenses decreased slightly from 32% in the three months ended September 30, 2002 to 31% in the three months ended September 30, 2003. The increase in sales and marketing expenses in absolute dollars is primarily due to increases in amounts spent on tradeshows as well as employee incentive programs and added headcount from acquired companies. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2003 resulted from a higher total revenue base.

General and administrative

General and administrative expenses increased 3% from $3.2 million in the three months ended September 30, 2002 to $3.4 million in the three months ended September 30, 2003. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of total revenues, general and administration expenses decreased from 9% for the three months ended September 30, 2002 to 8% for the three months ended September 30, 2003. The decrease in general and administrative expenses as a percentage of total revenues resulted primarily from a higher total revenue base.

Depreciation

Depreciation expense remained constant at $1.2 million for the three months ended September 30, 2002 and 2003. As a percentage of revenues, depreciation expense remained approximately 3% for both the three months ended September 30, 2002 and 2003.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 144% from $0.5 million in the three months ended September 30, 2002, to $1.2 million in the three months ended September 30, 2003, primarily as a result of acquisitions completed by the Company. As a percentage of total revenues, amortization of acquired intangible assets increased from 1% in the three months ended September 30, 2002 to 3% in the three months ended September 30, 2003. Amortization of acquired intangible assets increased primarily because the three months ended September 30, 2003 included the amortization of core technology and purchased software acquired pursuant to the acquisitions completed in the prior year.

Other income (expense)

Other income (expense) decreased 162% from $617,000 for the three months ended September 30, 2002 to $(380,000) for the three months ended September 30, 2003. Other income (expense) consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest income

Interest income decreased 41% from $384,000 for the three months ended September 30, 2002 to $225,000 for the three months ended September 30, 2003. The reduction in interest income is a result of lower interest rates realized in the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

Income taxes

As of September 30, 2003, the Company had total net deferred tax assets of $19.1 million, the principal component of which is temporary differences associated with net operating loss carry forwards. The Company operates in several tax jurisdictions. The Company’s income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company has provided against the deferred tax asset with a valuation allowance of $5.8 million because it believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets. The Company continues to evaluate its taxable position quarterly and therefore its valuation allowance and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

As of September 30, 2003, the Company had approximately $69.5 million of losses and deductions available to reduce taxable income in future years, the benefit of which is reflected in the deferred tax assets. Deductions of $17.0 million have no expiration date, and the balance of losses expire between 2004 and 2018.

During the quarter ended September 30, 2003, the Company acquired the shares of a Company with tax loss carry forwards of $10.0 million. The Company expects to fully utilize these losses within the current year. As the tax losses exceed the purchase price the Company recorded a current deferred tax asset of $3.3 million and an offsetting deferred tax credit of $3.3 million. As the losses are utilized, both the current deferred tax asset and the deferred credit will decrease concurrently and the Company will recognize the benefit of the loss carry forwards in its income tax expense for the period.

During the quarter ended September 30, 2003, the Company recorded a tax provision of $1.4 million compared to no tax provision during the quarter ended September 30, 2002. The reason for the increase in the Company’s tax provision is the Company became taxable in certain taxing jurisdictions where it was previously able to use loss carryforwards.

Liquidity and Capital Resources

Other than cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares. At September 30, 2003, the Company had current assets of $157.3 million, current liabilities of $60.0 million and working capital of $97.3 million. These amounts compare to current assets of $164.1 million, current liabilities of $69.7 million, and working capital of $94.4 million at June 30, 2003. At September 30, 2003, the Company had cash and cash equivalents totaling $108.7 million, compared to cash and cash equivalents of $116.6 million at June 30, 2003. The change in the Company’s cash and cash equivalents, current assets and working capital balances since the beginning of the fiscal year are largely a result of cash restricted in connection with the Gauss acquisition, a large tax payment made during the period and timing of payment of payables. These were partially offset by net income for the three months ended September 30, 2003, cash collections during the quarter and cash provided by exercises under the Company’s stock option program as well as decreases in current liabilities.

Net cash provided by operating activities was approximately $8,000 for the period ended September 30, 2003 compared with $9.6 million for the period ended September 30, 2002. The decrease in cash flow from operations was primarily a result of a large tax payment, decreases in accounts payable and deferred revenue, and lower net income in the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

Net cash used in investing activities was $1.9 million during the three months ended September 30, 2002 compared to $14.6 million during the three months ended

September 30, 2003. The cash used during the three months ended September 30, 2003 primarily related to amounts restricted for the Gauss acquisition and costs associated with the Company’s acquisitions. Also included in investing activities is the purchase of capital assets, which totaled $828,000 during the three months ended September 30, 2003 as compared with $530,000 during the three months ended September 30, 2002.

Net cash provided by financing activities totaled $6.7 million in the three months ended September 30, 2003, primarily resulting from cash provided by exercises under the Company’s stock option program. Net cash used in financing activities was $14.5 million in the three months ended September 30, 2002, primarily resulting from the repurchase for cancellation of 712,200 Common Shares at a cost of $16.2 million, of which $7.3 million was charged to share capital and $8.9 million was charged to accumulated deficit, partially offset by proceeds of $1.7 million from the sale of Common Shares related to the exercise of Company stock options.

The Company has a Cdn$10.0 million (USD$6.3 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at September 30, 2003, the entire amount of which was available for use. The line of credit bears interest at the lender’s prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable.

On October 16, 2003, the Company announced that 2016090 Ontario Inc., a wholly-owned subsidiary of the Company, had waived all of the conditions of the Sale and Purchase Agreements with certain shareholders of Gauss. This transaction was previously announced August 27, 2003.

On October 21, 2003, the Company announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”), in which a wholly-owned subsidiary of the Company will acquire all of the issued and outstanding shares of IXOS. Based on recent exchange rates the total purchase consideration would be approximately $240 million US in cash assuming all IXOS shareholders elected to receive cash.

On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company’s total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company will likely need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complimentary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company’s stockholders may be reduced, the Company’s stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company’s stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of acquisition opportunities or develop or enhance its services or products would be significantly limited.

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline.

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

The Company’s products may contain defects that could harm the Company’s reputation, be costly to correct, delay revenues, and expose the Company to litigation.

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

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products. For a limited number of product modules, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown from 292 as of September 1, 1996 to 1,168, as of September 30, 2003, including contractors. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

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

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at September 30, 2003. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended September 30, 2003 would have been a decrease of approximately $0.3 million.

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

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% change against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the quarter ended September 30, 2003. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$747	$447	$300
British Pound	602	404	198
Swiss Franc	200	151	49
Swedish Krona	126	61	65

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$697	$455	$242
British Pound	576	391	185
Canadian Dollar	341	915	(574)
Swedish Krona	100	59	41

Item 4. Controls and Procedures

As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-a15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting over our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust has brought an action against the Company under the Ontario Arbitrators Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement for purchase of Bluebird Systems (“Bluebird”), a company previously acquired. The claim is for $10 million plus $5 million in punitive damages. The Company was not a party to the stock purchase agreement but has been held by the arbitrator to be principal behind the transaction. The Company has counterclaimed and instituted an action under the Ontario Arbitrators Act against Harold Tilbury and Yolanda Tilbury as Trustees of the Tilbury Family Trust, and Harold Tilbury personally, claiming that not only is no further amounts owing but for reimbursement for parts of the purchase price of Bluebird. The Company is also seeking indemnification for breaches of the representations and warranties under the stock purchase agreement in the amount of approximately $6.5 million. This claim also asks for a rescission of a facility lease assumed on the purchase of Bluebird, or damages of $7 million, together with punitive damages of $1 million.

In the normal course of business the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No	Description

10.1	Support Letter Agreement issued by GAP LP, GAPCO II, KG and GapStar and accepted and agreed to by Open Text Corporation, dated October 20, 2003.*

10.2	Business Combination Agreement between 2016091 Ontario, Inc., Open Text Corporation and IXOS Software AG, dated October 20, 2003.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed as an Exhibit to Schedule 13D, as filed by the Company with the SEC on October 30, 2003, and incorporated herein by reference.

(b)	Reports on Form 8-K

Description

i) Financial results	On August 14, 2003, the Company furnished a Report on Form 8-K, pursuant to Item 12 thereof, to furnish a press release announcing the Company’s financial results for the fiscal quarter ended June 30, 2003.

ii) Tender offer for Gauss Interprise	On August 29, 2003, the Company filed a Report on Form 8-K, pursuant to Items 5 and 7 thereof, to file a press release announcing the Company’s tender offer for common shares of Gauss Interprise of Hamburg, Germany.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION (Registrant)

Date: November 10, 2003

By:	/s/ P. Thomas Jenkins

P. Thomas Jenkins Chief Executive Officer

/s/ Alan Hoverd
Alan Hoverd Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description

10.1	Support Letter Agreement issued by GAP LP, GAPCO II, KG and GapStar and accepted and agreed to by Open Text Corporation, dated October 20, 2003.*

10.2	Business Combination Agreement between 2016091 Ontario, Inc., Open Text Corporation and IXOS Software AG, dated October 20, 2003.*

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed as an Exhibit to Schedule 13D, as filed by the Company with the SEC on October 30, 2003, and incorporated herein by reference.