Form 10-Q/A
period 2003-09-30
OPEN TEXT CORP
filed 2003-11-17
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

As of October 31, 2003, there were 40,321,917 outstanding Common Shares of the registrant.

Explanatory Note

This amendment is being filed to correct an error in pro forma net income after giving effect to stock option expense as reported in Note 8 to the financial statements included in the original 10-Q filing made on November 10, 2003. The full text of Note 8 as corrected is included herein. No other sections of the original 10-Q filing made on November 10, 2003 have been amended.

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

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS 123, the Company’s net income for the three month period and net income per share would have been in accordance with the pro forma amounts indicated below:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net income
As reported	$3,354	$5,362
Fair value compensation cost	$(1,637)	$(1,977)
Pro forma	$1,717	$3,385
Net income per share – basic
As reported	$0.08	$0.14
Pro forma	$0.04	$0.09
Net income per share – diluted
As reported	$0.08	$0.13
Pro forma	$0.04	$0.08

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

The following table summarizes information regarding stock options outstanding at September 30, 2003 adjusted for the stock dividend declared on October 8, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at September 30, 2003	Weighted Average Exercise Price
$ 0.08 – 4.63	1,098,940	3.31	$ 3.45	1,098,940	$ 3.45
4.69 – 6.88	1,357,630	4.86	6.48	1,333,381	6.49
7.22 – 9.16	290,750	5.40	7.81	242,000	7.68
9.25 – 10.75	1,007,700	7.36	10.31	539,200	10.22
10.76 – 13.97	1,106,668	8.02	12.00	384,200	11.33
14.10 – 20.00	1,050,440	8.02	15.63	449,440	15.22

$ 0.08 – 20.00	5,912,128	6.18	$ 9.29	4,047,161	$ 7.66

During the three month periods ending September 30, 2003 and 2002, 344,000 and 254,000 stock options were issued, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Three months ended September 30,
	2003	2002
Volatility	60%	74%
Risk-free interest rate	3.5%	6%
Dividend yield	—	—
Expected lives (in years)	3.5	5.5
Weighted average fair value (in dollars)	$7.83	$13.15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION
(Registrant)
Date:	November 17, 2003

		By:	/s/ P. Thomas Jenkins
P. Thomas Jenkins
Chief Executive Officer

/s/ Alan Hoverd
Alan Hoverd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description
10.1	Support Letter Agreement issued by GAP LP, GAPCO II, KG and GapStar and accepted and agreed to by Open Text Corporation, dated October 20, 2003*.

10.2	Business Combination Agreement between 2016091 Ontario, Inc., Open Text Corporation and IXOS Software AG, dated October 20, 2003*.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed as an Exhibit to Schedule 13D, as filed by the Company with the SEC on October 30, 2003 and incorporated herein by reference.