Form 10-Q
period 2003-12-31
OPEN TEXT CORP
filed 2004-02-13
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended on December 31, 2003

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

At January 30, 2004 there were 40,809,497 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In US Dollars)

(in thousands, except share data)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,421	$116,554
Accounts receivable - net of allowance for doubtful accounts of $1,944 as of December 31, 2003 and $1,933 as of June 30, 2003	39,942	35,855
Income taxes recoverable	5,127	484
Prepaid expenses and other assets	4,368	3,541
Deferred tax asset (note 4)	5,866	7,688

Total current assets	120,724	164,122

Restricted cash (note 10)	46,837	—
Capital assets	11,850	10,011
Goodwill, net of accumulated amortization of $12,807 at December 31, 2003 and June 30, 2003 (note 9)	50,262	32,301
Deferred tax asset (note 4)	13,388	8,674
Other assets	35,411	23,579

	$278,472	$238,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$42,032	$31,596
Deferred revenues	38,628	38,086

Total current liabilities	80,660	69,682

Long term liabilities:
Deferred revenues	1,149	1,696
Deferred tax credit (note 4)	2,557	—
Accrued liabilities	4,944	4,912

	8,650	6,608
Shareholders’ equity:
Share capital 40,575,719 and 39,136,518 Common Shares issued and outstanding at December 31, 2003 and June 30, 2003 respectively	217,810	204,343
Accumulated other comprehensive income:
Cumulative translation adjustment	2,132	(119)
Accumulated deficit (note 6)	(30,780)	(41,827)

Total shareholders’ equity	189,162	162,397

	$278,472	$238,687

Subsequent events (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In US Dollars)

(in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
License	$27,893	$17,368	$44,760	$32,844
Customer support	21,928	14,883	41,348	28,545
Service	11,853	10,763	19,751	19,280

Total revenues	61,674	43,014	105,859	80,669
Cost of revenues:
License	2,550	1,618	3,841	3,267
Customer support	4,054	2,401	7,235	4,718
Service	9,126	7,447	16,329	13,682

Total cost of revenues	15,730	11,466	27,405	21,667

Gross profit	45,944	31,548	78,454	59,002
Operating expenses:
Research and development	9,924	6,850	17,955	13,012
Sales and marketing	18,500	13,815	32,307	25,801
General and administrative	4,886	3,545	8,241	6,787
Depreciation	1,479	1,228	2,666	2,444
Amortization of acquired intangible assets	1,635	738	2,822	1,225

Total operating expenses	36,424	26,176	63,991	49,269

Income from operations	9,520	5,372	14,463	9,733
Other income	869	498	488	1,115
Interest income	210	348	437	732

Income before income taxes (note 4)	10,599	6,218	15,388	11,580
Provision for income taxes	2,907	—	4,341	—

Net income for the period	7,692	6,218	11,047	11,580
Repurchase of Common Shares (note 6)	—	(556)	—	(9,513)
Deficit, beginning of the period	(38,472)	(63,599)	(41,827)	(60,004)

Deficit, end of the period	$(30,780)	$(57,937)	$(30,780)	$(57,937)

Basic earnings per share (note 7)	$0.19	$0.16	$0.28	$0.30

Diluted earnings per share (note 7)	$0.18	$0.15	$0.26	$0.28

Weighted average number of Common Shares outstanding - basic	40,372	38,564	39,947	38,922

Weighted average number of Common Shares outstanding - diluted	43,361	40,718	42,872	40,874

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income for the period	$7,692	$6,218	$11,047	$11,580
Non-cash items:
Depreciation and amortization	3,114	1,966	5,488	3,669
Unrealized foreign exchange gain	(1,522)	(214)	(1,508)	(581)
Deferred income taxes	(135)	—	100	—
Other	(2)	—	8	—
Changes in operating assets and liabilities net of assets acquired:
Accounts receivable	(8,027)	2,609	(29)	6,124
Prepaid and other assets	1,006	1,072	231	1,336
Accounts payable and accrued liabilities	3,220	532	(1,217)	(1,076)
Deferred revenue	(1,641)	(364)	(6,040)	396
Income taxes	1,527	(151)	(2,840)	(177)

Net cash provided by operating activities	5,232	11,668	5,240	21,271

Cash flows used in investing activities:
Acquisitions of capital assets	(1,115)	(918)	(1,942)	(1,448)
Purchase of Centrinity Inc., net of cash acquired	—	(11,369)	—	(11,369)
Purchase of Gauss Interprise AG, net of cash acquired	(9,764)	—	(9,764)	—
Purchase of SER, net of cash acquired	(3,403)	—	(3,403)	—
Cash restricted for acquisitions	(34,837)	—	(46,837)	—
Business acquisition costs	(760)	—	(1,801)	—
Purchase of patent	—	—	—	(1,246)
Other acquisitions	(1,254)	—	(1,949)	—
Other	—	—	—	(132)

Net cash used in investing activities	(51,133)	(12,287)	(65,696)	(14,195)

Cash flow from financing activities:
Payments of obligations under capital leases	(58)	—	(150)	—
Deferred costs	(668)	—	(668)	—
Proceeds from issuance of Common Shares	2,601	775	9,387	2,486
Repurchase of Common Shares	—	(1,066)	—	(17,302)

Net cash provided by (used in) financing activities	1,875	(291)	8,569	(14,816)

Foreign exchange gain on cash held in foreign currency	700	238	754	186

Decrease in cash and cash equivalents during the period	(43,326)	(672)	(51,133)	(7,554)
Cash and cash equivalents at beginning of period	108,747	103,013	116,554	109,895

Cash and cash equivalents at end of period	$65,421	$102,341	$65,421	$102,341

Cash paid during the period for interest	$9	$5	$17	$9
Cash paid during the period for taxes	399	—	4,599	—

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months ended on December 31, 2003

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended on December 31, 2003 (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These Interim Financial Statements are expressed in US dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual consolidated financial statements. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for both the three months and six months ended on December 31, 2003 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending on June 30, 2004.

Stock Dividend

On October 8, 2003, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a dividend. The stock split doubled the number of the Company’s outstanding Common Shares. Share certificates representing the stock dividend were mailed on or after October 28, 2003 to shareholders of record as of the close of business on October 22, 2003. All of the share and per share information presented in these Interim Financial Statements has been retroactively restated to reflect the stock dividend.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, investments, goodwill and other intangible assets, long-lived assets, litigation, contingencies, income taxes, and the valuation allowance relating to the Company’s deferred tax asset.

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

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Other comprehensive income (loss):
Foreign currency translation adjustment	$1,707	$(104)	$2,251	$(798)
Unrealized gain on available for sale securities	—	59	—	14

Other comprehensive income (loss):	1,707	(45)	2,251	(784)
Net income for the period	7,692	6,218	11,047	11,580

Comprehensive net income for the period	$9,399	$6,173	$13,298	$10,796

2. NEW ACCOUNTING POLICIES

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December 2003 the FASB issued a revised Interpretation “FIN 46R”. Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests in entities created before February 1, 2003 during the quarter ended on December 31, 2003. Adoption of FIN 46 and FIN 46R during the second quarter of fiscal 2004 did not have an impact on the Company’s financial condition or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of liabilities and equity. Adoption of SFAS 150 did not have an impact on the Company’s financial condition or results of operations.

Accounting for Revenue Arrangements and Multiple Deliverables

The Emerging Issues Task Force released Issue No. 00-21 “Accounting for Revenue Arrangements and Multiple Deliverables” in May 2003. Issue No. 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and or rights to use assets. Issue No. 00-21 is effective for Open Text for its fiscal year beginning July 1, 2003. Adoption of Issue No. 00-21 did not have a material impact on the Company’s financial condition or results of operations.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	As of December 31, 2003	As of June 30, 2003
	(unaudited)
Accounts payable - trade	$4,263	$4,035
Accrued trade liabilities	19,807	12,693
Amounts payable for acquisitions	4,840	3,443
Accrued salaries and commissions	11,660	10,403
Other liabilities	1,462	1,022

	$42,032	$31,596

4. INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of December 31, 2003 and June 30, 2003, the Company had total net deferred tax assets of $16.7 million and $16.4 million, respectively, the principal component of which is temporary differences associated with net operating loss carry forwards. The net deferred tax asset as of December 31, 2003 arises primarily from available income tax losses and future income tax deductions.

The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, a valuation allowance (excluding the valuation allowance required for Gauss’ deferred taxes) of $5.8 million and $5.7 million, respectively, was required as of December 31, 2003 and June 30, 2003. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

Gauss Interprise AG, in which the Company acquired a controlling interest in October 2003 (see note 10), had approximately $218 million of net operating loss carry forwards at December 31, 2003. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since it is unlikely that the company will be able to utilize any of these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $91 million and is fully offset by a valuation allowance.

To fully utilize the net deferred income tax assets of $16.7 million as of December 31, 2003, the Company will need to generate future taxable income in applicable jurisdictions of approximately $43.2 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as of December 31, 2003.

As of December 31, 2003, the Company had approximately $64.8 million of net operating loss carry forwards available to reduce taxable income in future years, the benefit of which is reflected in the deferred tax assets. Deductions of $17.4 million have no expiration date, and the balance of losses expire between 2004 and 2011.

During the quarter ended on September 30, 2003, the Company acquired the shares of a company with tax loss carry forwards of $10.0 million. The Company expects to fully utilize these losses within the current year. As the tax losses exceed the purchase price, the Company recorded a current deferred tax asset of $3.3 million and an offsetting deferred tax credit of $3.3 million. As the losses are utilized, both the current deferred tax asset and the deferred credit will decrease concurrently and the Company will recognize the benefit of the loss carry forwards in its income tax expense for the period.

5. SEGMENT INFORMATION

The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those set forth in the Company’s Annual Report on Form 10-K for the year ended on June 30, 2003.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. The “Other” category consists of geographic regions other than North America and Europe.

Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development, and restructuring costs. Goodwill and other intangible assets have been included in segment assets.

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended December 31, 2003

Revenue from external customers	$35,461	$24,206	$2,007	$61,674
Operating costs	22,956	23,775	2,310	49,041

Contribution margin	$12,505	$431	$(303)	$12,633

Segment assets as of December 31, 2003	$113,457	$75,485	$3,278	$192,220

Three months ended December 31, 2002

Revenue from external customers	$26,088	$15,570	$1,356	$43,014
Operating costs	20,959	13,380	1,337	35,676

Contribution margin	$5,129	$2,190	$19	$7,338

Segment assets as of June 30, 2003	$98,769	$38,618	$2,106	$139,493

	North America	Europe	Other	Total
Six months ended December 31, 2003

Revenue from external customers	$61,055	$40,878	$3,926	$105,859
Operating costs	42,171	39,832	3,903	85,906

Contribution margin	$18,884	$1,046	$23	$19,953

Six months ended December 31, 2002

Revenue from external customers	$47,823	$30,041	$2,805	$80,669
Operating costs	37,815	26,139	3,313	67,267

Contribution margin	$10,008	$3,902	$(508)	$13,402

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months and six months ending December 31, 2003 and 2002 is as follows:

	Three months ended December 31,
	2003	2002
Total contribution margin from operating segments above	$12,633	$7,338
Amortization and depreciation	3,114	1,966

Total operating income	9,519	5,372
Interest, other income, and taxes	(1,827)	846

Net income	$7,692	$6,218

	Six months ended December 31,
	2003	2002
Total contribution margin from operating segments above	$19,953	$13,402
Amortization and depreciation	5,488	3,669

Total operating income	14,465	9,733
Interest, other income, and taxes	(3,418)	1,847

Net income	$11,047	$11,580

	As of December 31, 2003	As of June 30, 2003
Segment assets	$192,220	$139,493
Investments	—	—
Cash, including restricted cash (corporate)	86,252	99,194

Total corporate assets	$278,472	$238,687

The following table sets forth the distribution of net revenues determined by location of customer and identifiable assets, by geographic area where the net revenue for such location is greater than 10% of total revenue, for the three and six months ended on December 31, 2003 and 2002:

	Three months ended December 31,
	2003	2002
Net revenues:
Canada	$4,903	$3,728
United States	30,558	22,360
United Kingdom	6,322	5,073
Rest of Europe	17,884	10,497
Other	2,007	1,356

Total revenues	$61,674	$43,014

	Six months ended December 31,
	2003	2002
Net revenues:
Canada	$8,539	$6,090
United States	52,516	41,733
United Kingdom	12,342	9,419
Rest of Europe	28,536	20,622
Other	3,926	2,805

Total revenues	$105,859	$80,669

	As of December 31, 2003	As of June 30, 2003
Segment assets:
Canada	$44,260	$43,725
United States	69,197	55,044
United Kingdom	12,652	13,733
Other	66,111	26,991

Total segment assets	$192,220	$139,493

6. ACCUMULATED DEFICIT

During the three and six month periods ending December 31, 2003, the Company did not repurchase any of its Common Shares pursuant to its stock repurchase program.

During the three months ended on December 31, 2002, the Company, pursuant to its stock repurchase program, purchased 87,000 of its Common Shares on The Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $1.1 million. $0.5 million of the repurchase was charged to common share capital based on the average carrying value of the Common Shares, with the remaining $0.6 million charged to accumulated deficit. During the six months ended on December 31, 2002, the Company purchased approximately 1.5 million of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $17.3 million. $7.8 million of the repurchase was charged to Common Share capital based on the average carrying value of the Common Shares, with the remaining $9.5 million charged to accumulated deficit.

7. NET INCOME PER SHARE

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Basic net income per share

Net income	$7,692	$6,218	$11,047	$11,580

Weighted average number of shares outstanding	40,372	38,564	39,947	38,922

Basic income per share	$0.19	$0.16	$0.28	$0.30

Diluted net income per share

Net income	$7,692	$6,218	$11,047	$11,580

Weighted average number of shares outstanding	40,372	38,564	39,947	38,922

Dilutive effect of stock options	2,989	2,154	2,925	1,952

Adjusted weighted average number of shares outstanding	43,361	40,718	42,872	40,874

Diluted income per share	$0.18	$0.15	$0.26	$0.28

8. OPTION PLANS

Employee stock option plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by SFAS No. 123—“Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. No compensation cost was included in net income as reported for the three and six-month periods ended on December 31, 2003 and 2002.

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS 123, the Company’s net income for the three and six month period and net income per share would have been in accordance with the pro forma amounts indicated below:

	Three Months Ended December 31,
	2003	2002
Net income
As reported	$7,692	$6,218
Fair value compensation cost	$1,151	$1,902
Pro forma	$6,541	$4,316
Net income per share - basic
As reported	$0.19	$0.16
Pro forma	$0.16	$0.11
Net income per share - diluted
As reported	$0.18	$0.15
Pro forma	$0.15	$0.11

	Six Months Ended December 31,
	2003	2002
Net income
As reported	$11,047	$11,580
Fair value compensation cost	$2,275	$3,876
Pro forma	$8,772	$7,704
Net income per share - basic
As reported	$0.28	$0.30
Pro forma	$0.22	$0.20
Net income per share - diluted
As reported	$0.26	$0.28
Pro forma	$0.20	$0.19

Summary of Outstanding Stock Options

As of December 31, 2003, options to purchase an aggregate of 5,749,230 Common Shares were outstanding under all of the Company’s stock option plans. As of December 31, 2003, there were exercisable options outstanding to purchase 4,035,262 shares at an average price of $7.95. At December 31, 2002, there were exercisable options outstanding to purchase 4,677,229 shares at an average price of $7.04 on an adjusted split basis. As a result of the stock split declared on October 8, 2003 the number of stock options doubled and accordingly the exercise price was halved.

The following table summarizes information regarding stock options outstanding at December 31, 2003 adjusted for the stock dividend declared on October 8, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Exercise Price
$ 0.08 - $ 3.31	584,140	2.67	$2.53	584,140	$2.53
$ 4.00 - $ 6.72	992,770	3.95	5.35	992,770	5.35
$ 6.81 - $ 9.25	1,099,612	5.01	7.33	1,024,112	7.22
$ 9.28 - $11.09	1,166,300	7.06	10.61	681,800	10.62
$11.31 - $14.10	1,035,368	8.30	12.91	408,400	13.03
$14.56 - $20.00	871,040	8.17	16.79	344,040	15.48

$ 0.08 - $20.00	5,749,230	6.08	$9.60	4,035,262	$7.95

During the three and six month periods ended on December 31, 2003, 154,000 and 498,000 stock options were issued, respectively. During the three and six month periods ended on December 31, 2002, 486,000 and 740,000 stock options were issued, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Three months ended December 31,
	2003	2002
Volatility	60%	74%
Risk-free interest rate	3.5%	6%
Dividend yield	—	—
Expected lives (in years)	3.5	5.5
Weighted average fair value (in dollars)	$9.28	$6.08

	Six months ended December 31,
	2003	2002
Volatility	60%	74%
Risk-free interest rate	3.5%	6%
Dividend yield	—	—
Expected lives (in years)	3.5	5.5
Weighted average fair value (in dollars)	$8.55	$6.42

9. GOODWILL

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the change in goodwill:

	Three months ended December 31, 2003	Six months ended December 31, 2003
Balance as of the beginning of the period	$31,465	$32,301
Goodwill acquired during the period	17,193	17,193
Other	78	(1,151)
Foreign exchange	1,526	1,919

Balance as of December 31, 2003	$50,262	$50,262

10. ACQUISITIONS

Gauss

On October 16, 2003, 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, acquired approximately 75% of the shares of Gauss Interprise AG (“Gauss”) pursuant to several sale and purchase agreements with major shareholders. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of December 31, 2003, Open Text had acquired approximately 87% of the common shares of Gauss as a result of these agreements, as well as through the purchase of common shares on the open market and through a public tender offer.

On December 23, 2003, at an Extraordinary Shareholder Meeting of Gauss, the Gauss shareholders voted to approve an Agreement of Control between Ontario and Gauss. The Agreement of Control is not effective until it is registered with the German Courts. Under German law registration occurs on the earlier of a) 30 days following shareholder approval or b) if any actions contesting the registration are filed, when such actions have been resolved. Pursuant to the German Stock Corporation Act, the Agreement entitles Ontario, as the majority shareholder of Gauss, to issue instructions to the management board of Gauss.

Gauss is a developer of Web content management software. It also provides Integrated Document and Output Management (IDOM) software for ERP systems. These products automate processes such as invoicing, ordering and insurance claims, allowing customers to convert large volumes of paper into electronic documents via imaging technology and processing them through highly structured workflows.

The Company has retained the services of an independent valuator to assist in the purchase price allocation. The work of the independent valuator is not yet finalized. The allocation presented in the preliminary purchase price allocation represents management’s best estimate of the allocation of the purchase price at the current time. These items may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Gauss acquisition.

Current assets	$3,712
Long-term assets	1,737
Customer assets	4,200
Purchased technology	5,500
Goodwill	12,215

Total assets acquired	27,364

Current liabilities	(12,400)
Liabilities recognized in connection with the business combination	(5,200)

Total liabilities assumed	(17,600)

Net assets acquired	9,764

The portion of the purchase price allocated to goodwill of $12.2 million was assigned to the Company’s reportable geographic segments as follows:

North America	$8,306
Europe	3,909

$12,215

No minority interest was recorded as part of the purchase price as the net book value of Gauss’ assets and liabilities was in a negative position.

The customer assets of $4.2 million and the purchased technology of $5.5 million were assigned a useful life of 5 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Gauss totaling $5.2 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Gauss workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $5.2 million, $4.0 million remains accrued at December 31, 2003.

Gauss had approximately $218 million of net operating loss carry forwards at December 31, 2003. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since at the current time it is unlikely that the company will be able to utilize any of these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $91 million and is fully offset by a valuation allowance.

Open Text intends to acquire 100% of the shares of Gauss through additional purchases on the open market, as well as through compensation agreements paid to minority shareholders pursuant to the above referenced Agreement of Control. The total cash consideration for 100% of Gauss is expected to be approximately $11.3 million.

SER

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “SER”) for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of SER’s operations have been included in the consolidated financial statements of Open Text since that date. SER develops and markets the DOMEA® software solution. The purchase price includes contingent consideration of $3.8 million that may be earned by the former shareholders of SER based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement will be paid in the form of 50% cash and 50% in Open Text Common Shares. In addition, approximately $2.0 million of the purchase price is being held to secure certain warranties, representations and covenants in the acquisition agreement. The Company expects this amount to be paid within approximately one year of closing. When paid these amounts will be recorded as additional goodwill.

The Company has retained the services of an independent valuator to assist in the purchase price allocation. The work of the independent valuator is not yet finalized. The allocation presented in the preliminary purchase price allocation represents management’s best estimate of the allocation of the purchase price at the current time. These items may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the SER acquisition.

Current assets	$2,537
Long-term assets	249
Customer assets	1,800
Purchased technology	1,300
Trademark	400
Goodwill	3,722

Total assets acquired	10,008

Current liabilities	(2,080)
Liabilities recognized in connection with the business combination	(350)

Total liabilities assumed	(2,430)

Net assets acquired	7,578

The portion of the purchase price allocated to goodwill of $3.7 million was assigned entirely to the Company’s European operating segment.

Customer assets of $1.8 million and purchased technology of $1.3 million were assigned a useful life of 5 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of SER totaling $0.4 million. The liabilities recognized relate to transaction costs related to this acquisition. Of the total liabilities recognized in connection with the acquisition totaling $0.4 million, $0.3 million remains accrued at December 31, 2003.

Pro forma results

The following pro forma results of operations reflect the combined results of Open Text, Gauss and SER for the three and six-month periods ended on December 31, 2003 and 2002 as if the business combinations occurred at the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited reports filed with the Ontario Securities Commission and the Deutsche Borse for the periods ended on June 30, 2003, September 30, 2003 and December 31, 2003 and from internal financial reports prepared by Gauss for the period from October 1, 2003 to October 15, 2003 and from internal financial reports prepared by SER for the periods ended on September 30, 2002, December 31, 2002, September 30, 2003 and for the period from October 1, 2003 to October 22, 2003.

	(Amounts in Thousands, except per share data)
	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenue	$62,765	$51,926	$113,410	$97,122
Net Income	$6,850	$700	$5,022	$6,318
Basic net income per share	$0.17	$0.02	$0.13	$0.16
Diluted net income per share	$0.16	$0.02	$0.12	$0.15

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented.

IXOS

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”), in which a wholly owned subsidiary of Open Text will acquire all of the issued and outstanding shares of IXOS. The transaction proceeded via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS for either cash or common shares and common share purchase warrants of Open Text. The tender offer for all shares of IXOS Software AG by Open Text began on December 2, 2003, through its wholly owned subsidiary, 2016091 Ontario Inc. On February 5, 2004 the Company announced that a total of 16,228,144 shares of IXOS, representing 74.51% of the ordinary share capital and voting rights of IXOS, had been tendered under the tender offer.

On November 11, 2003, the Company entered into a credit agreement with a Canadian Chartered Bank to provide credit facilities for the purpose of financing its offer to acquire all of the shares of IXOS. The funds are available under two tranches of approximately $60 million and $80 million for a total of approximately $140 million, the repayment of which is due between nine and twelve months following the close of the Company’s tender offer.

To initiate the tender offer, Open Text was required under German take-over legislation to file with the BaFin, the German securities regulator, a letter of support from a bank supporting Open Text’s ability to meet the potential cash requirements for the tender offer. To obtain the support letter, Open Text entered into an Account Control Agreement with a Canadian Chartered bank that requires Open Text to maintain minimum levels of cash until the tender offer is complete. Under the Account Control Agreement the amount required to be maintained in the Company’s bank accounts decreases based on the number of IXOS shares tendered for Open Text shares. Accordingly, based on the agreement, approximately $46.8 million of cash was treated as restricted cash and classified as a non-current asset as of December 31, 2003.

Of the 16,228,144 shares tendered to date as part of this transaction 14,955,006 were tendered largely for the alternative share and warrant consideration. As a result, the Company does not anticipate borrowing any amount under these facilities to fund its cash payment obligations under the tender offer.

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2004	$4,490
2005	8,255
2006	6,496
2007	6,169
Thereafter	32,375

$57,785

The Company also has a long-term network services contract for telecommunication. The contractual obligations under this contract totals approximately $1.8 million through September 2006.

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amounts to settle claims, defend lawsuits or otherwise under these indemnification agreements.

12. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with US GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Income Statements

There were no material differences in the income statements between U.S. and Canadian GAAP for the three and six-month periods ended on December 31, 2003 and 2002.

Condensed Consolidated Balance Sheets

	December 31, 2003	June 30, 2003
Total assets in accordance with US GAAP	278,472	238,687
In Process Research and Development (a)	9,092	9,092

Total assets in accordance with Canadian GAAP	287,564	247,779

Total shareholders’ equity in accordance with US GAAP	189,162	162,397
In Process Research and Development (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	198,254	171,489

(a) In Process Research and Development

Under U.S. GAAP, any portion of the purchase price allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP Handbook Section 1581, such amounts were included in the amount recognized as goodwill as they did not meet the criterion to be classified as intangible assets.

13. SUBSEQUENT EVENTS

Ixos

As described in Note 10, on October 21, 2003, the Company announced that it had entered into a business combination agreement with IXOS, in which a wholly-owned subsidiary of the Company will offer to acquire all of the issued and outstanding shares of IXOS. On February 5, 2004 the Company announced that a total of 16,228,144 shares of IXOS, representing 74.51% of the ordinary share capital and voting rights of IXOS, have been tendered under the tender offer. Of these IXOS shares, 14,955,006 shares (approximately 92.1% of the tendered shares) have been tendered for the alternative consideration of Open Text Common Shares and common share purchase warrants, with the balance tendered for cash. Together with shares acquired in the open market, Open Text, through its wholly owned subsidiary, owns or will acquire a total of 16,250,117 IXOS shares or 74.61% of the ordinary share capital and voting rights of IXOS. An additional two-week mandatory acceptance period for the offer began on February 6, 2004 and will expire on February 19, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2003.

OVERVIEW

Business

Open Text™ is a market leader in providing Enterprise Content Management (ECM) solutions that bring together people, processes and information in global organizations. Open Text has continued its leadership in providing global enterprises with innovative and effective solutions. Throughout its history, Open Text has matched its tradition of innovation with a track record of financial strength and growth. Today, the Company supports fifteen million seats across 10,000 deployments in 31 countries and 12 languages worldwide.

Open Text’s flagship product, Livelink®, seamlessly combines collaboration with content management, helping organizations transform information into knowledge to provide the foundation for innovation, compliance and accelerated growth.

Fully Web-based with open architecture, Livelink provides rapid deployment, accelerated adoption, and low cost of ownership. Livelink Product Packages combine content lifecycle management, virtual team collaboration, online meetings, business process automation, enterprise group scheduling and search services into scalable solutions that are easily customized and extended. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises.

The Company offers its solutions both as end-user stand-alone products and as fully integrated packages, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products.

Future revenue is anticipated from a combination of organic growth and future potential acquisitions. The final stage of the IXOS tender offer, which will be completed in February 2004, will create a combination that is a leading presence in the ECM market. There will be revenue opportunities for both companies to provide complementary product offerings to each customer base. With Livelink, Open Text’s strengths are clearly in the area of collaboration, and IXOS provides a comprehensive archiving capability. By managing substantially all types of business content, from initial creation to final archive, the combined product offerings will create an end-to-end content management lifecycle management solution.

Results of Operations

During the three months ending December 31, 2003, the Company recorded total revenue of $61.7 million, of which license revenue was $27.9 million, and net income was $7.7 million. This compares with total revenue of $43.0 million recorded during the three months ended on December 31, 2002, of which license revenue was $17.4 million and net income was $6.2 million. Cash flow from operations for the three months ended on December 31, 2003 totaled $5.2 million as compared with $11.7 million for the three months ended on December 31, 2002.

During the six months ended on December 31, 2003, the Company recorded total revenue of $105.9 million, of which license revenue was $44.8 million, and net income was $11.0 million. This compares with total revenue of $80.7 million recorded during the six months ended on December 31, 2002, of which license revenue was $32.8 million and net income was $11.6 million. Cash flow from operations for the six months ended on December 31, 2003 totaled $5.2 million as compared with $21.3 million for the six months ended on December 31, 2002.

The Company’s cash and cash equivalents on December 31, 2003, excluding $46.8 million of cash restricted in connection with the Company’s tender offer for shares of IXOS Software AG (“IXOS”), was $65.4 million as compared with $116.6 million at June 30, 2003. Day’s sales outstanding (“DSO”) decreased to 58 days at December 31, 2003, as compared with 62 days at December 31, 2002. Segment information relating to the financial statements is presented in Note 5 to the Company’s condensed consolidated financial statements.

Acquisitions

During fiscal 2003, the Company acquired Centrinity Inc., Corechange Inc., and Eloquent, Inc. (“2003 acquisitions”). To date in fiscal 2004 the Company has acquired SER and Gauss Interprise AG (“Gauss”) (“2004 acquisitions”).

On October 16, 2003, Open Text acquired approximately 75% of the shares of Gauss. As of December 31, 2003 Open Text had acquired approximately 87% of the outstanding shares of Gauss. Open Text intends to acquire 100% of the shares of Gauss.

On October 21, 2003, the Company announced that it had entered into a business combination agreement with IXOS, pursuant to which a wholly-owned subsidiary of the Company would offer to acquire all of the issued and outstanding shares of IXOS. The tender offer for all shares of IXOS by Open Text began on December 2, 2003, through its wholly owned subsidiary, 2016091 Ontario Inc. On February 5, 2004 the Company announced that approximately 75% of the ordinary shares of IXOS have been tendered under the tender offer.

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “SER”).

Industry Developments

The recent acquisitions by Open Text are part of the overall consolidation taking place in the Enterprise Content Management (ECM) industry. Vendors in the ECM sector are consolidating to broaden their product lines to take advantage of enterprise growth opportunities, strengthen and extend customer relationships, and achieve increased efficiencies. The opportunities are enhanced by significant increases in content growth resulting from increases in e-mail traffic, greater usage of collaboration solutions, requirements for content to satisfy regulatory compliance statutes, and the need to store and retrieve content faster and more effectively. Customers seek to have a complete suite of products integrated into a single product offering to properly manage their content. “One-stop shopping”, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical. The Company’s acquisition strategy reflects its focus on providing comprehensive ECM solutions to the market. The acquisitions recently completed by the Company, extend its enterprise suite of offerings. Through internal development and its acquisition strategy, Open Text has created a broad product line to offer customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended on June 30, 2003 filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in accordance with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances.

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

RESULTS OF OPERATIONS

Three Months Ended on December 31, 2003 compared with Three Months Ended on December 31, 2002

Revenues.

The Company’s total revenues increased 43% from $43.0 million in the three months ended on December 31, 2002 to $61.7 million for the three months ending December 31, 2003.

License revenues increased 61% from $17.4 million in the three months ended on December 31, 2002 to $27.9 million in the three months ending December 31, 2003. Organic growth contributed significantly to the increase in license revenues. In addition, approximately $2.7 million of license revenue recorded during the quarter related to the 2003 and 2004 acquisitions. The Company continued its recent experience of large license transactions and completed two transactions during the quarter ended on December 31, 2003 that individually accounted for over $1.0 million in revenue each. This compares to two transactions exceeding $1.0 million in revenue completed during the quarter ended on December 31, 2002.

Customer support revenues increased 47% from $14.9 million in the three months ending December 31, 2002 to $21.9 million for the three months ended on December 31, 2003. The increase in customer support revenues was directly attributable to the increase in licenses granted in the prior year as well as strong renewal rates for maintenance contracts from existing customers and growth from acquisitions. The 2003 and 2004 acquisitions contributed approximately $3.3 million to the increase in revenues.

Service revenues increased 10% from $10.8 million in the three months ended on December 31, 2002 to $11.9 million in the three months ended on December 31, 2003. The increase resulted primarily from acquisitions, partially offset by the decrease in core service revenues. The decrease in core service revenues is primarily attributable to focusing our services personnel to support rapid deployment of solutions and implementations. Also impacting core service revenues is the competitive market for services engagements, especially in Europe. The increase in service revenues resulting from the 2003 and 2004 acquisitions as compared to the same quarter in the prior year was approximately $2.1 million. Utilization of services personnel in the quarter ended on December 31, 2003 and 2002 was 55% and 56%, respectively.

No single customer accounted for greater than 10% of the Company’s revenue during the three months ended on December 31, 2002 or 2003. For the three months ended on December 31, 2003, 58% of total revenues were from customers located in North America, 39% of total revenues were from customers in Europe and 3% of total revenues were from customers in countries outside North America and Europe (“Other”), compared with 61%, 36% and 3%, respectively, for North America, Europe and Other for the three months ended on December 31, 2002.

Cost of revenues

Cost of license revenues increased 58% from $1.6 million in the three months ended on December 31, 2002 to $2.6 million in the three months ended on December 31, 2003. As a percentage of license revenues, cost of license revenues remained consistent at 9% for the three months ended on December 31, 2002 and 2003. The increase in cost of license revenues is primarily a function of the increase in license revenues due to both organic growth and acquisitions completed during the period.

Cost of customer support revenues increased 69% from $2.4 million in the three months ended on December 31, 2002 to $4.1 million in the three months ended on December 31, 2003. As a percentage of customer support revenues, cost of customer support revenues increased from 16% in the three months ended on December 31, 2002 to 18% during the three months ended on December 31, 2003. The increase in cost of customer support revenues is primarily due to an increase in personnel-related expenses, associated with the new employees from acquisitions as well as growth in the number of customer support personnel to support organic growth.

Cost of service revenues increased 23% from $7.4 million in the three months ended on December 31, 2002 to $9.1 million in the three months ended on December 31, 2003. As a percentage of service revenues, cost of service revenues increased from 69% in the three months ended on December 31, 2002 to 77% in the three months ended on December 31, 2003. The increase in cost of service revenues resulted primarily from increases in the number of employees as a result of the Company’s acquisitions compared to a year ago.

Research and development

Research and development expenses increased 45% from $6.9 million in the three months ended on December 31, 2002 to $9.9 million in the three months ended on December 31, 2003. Research and development expenses consist primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of revenues, research and development expenses were consistent period to period at 16%. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies.

Sales and marketing

Sales and marketing expenses increased 34% from $13.8 million in the three months ended on December 31, 2002 to $18.5 million in the three months ended on December 31, 2003. Sales and marketing expenses include the costs associated with the Company’s sales-force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of revenues, sales and marketing expenses decreased from 32% in the three months ended on December 31, 2002 to 30% in the three months ended on December 31, 2003. The increase in sales and marketing expenses is a result of increased spending related to the increase in revenues, due to employee incentive programs and commissions, as well as increased spending on marketing new products acquired in recent acquisitions. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended on December 31, 2003 resulted primarily from a higher total revenue base.

General and administrative

General and administrative expenses increased 38% from $3.5 million in the three months ended on December 31, 2002 to $4.9 million in the three months ended on December 31, 2003. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of total revenues, general and administrative expenses remained consistent at 8% for the three months ended on December 31, 2002 and 2003. The increase in general and administrative expenses is directly related to growth in personnel through acquisitions and the associated increases of personnel to support these acquisitions.

Depreciation

Depreciation expense increased 20% from $1.2 million in the three months ended on December 31, 2002 to $1.5 million in the three months ended on December 31, 2003. As a percentage of revenues, depreciation expense decreased from 3% in the three months ended on December 31, 2002 to 2% in the three months ended on December 31, 2003. The increase in depreciation expense is a result of additional capital assets acquired in recent acquisitions as well as additional capital expenditures by the Company’s core operations. The decrease in depreciation expense as a percentage of revenues resulted from a higher revenue base.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 122% from $738,000 million in the three months ended on December 31, 2002 to $1.6 million in the three months ended on December 31, 2003. As a percentage of revenues, amortization of acquired intangible assets increased from 2% in the three months ended on December 31, 2002 to 3% in the three months ended on December 31, 2003. Amortization of acquired intangible assets increased primarily because of additional amortization of core technology, purchased software and customer relationships acquired pursuant to the 2003 and 2004 acquisitions.

Other income

Other income increased from $498,000 for the three months ended on December 31, 2002 to $869,000 for the three months ended on December 31, 2003. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business. The increase related primarily to the strengthening Euro and other non-US dollar currencies in relation to the US dollar.

Interest income

Interest income decreased from $348,000 for the three months ended on December 31, 2002 to $210,000 for the three months ended on December 31, 2003. The reduction in interest income is a result of lower interest rates realized during the three-month period ended on December 31, 2003 compared to the three months ended on December 31, 2002.

Income taxes

The net deferred income tax asset as at December 31, 2003 of $16.7 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. The Company records a valuation allowance against deferred income tax assets when the company believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, the Company has determined that a valuation allowance (excluding the valuation allowance required for Gauss’ deferred taxes) of $5.8 million is required in respect of its net deferred income tax assets as at December 31, 2003. A valuation allowance of $5.7 million was required for the deferred income tax assets as at June 30, 2003.

In order to fully utilize the net deferred income tax assets of $16.7 million the Company will need to generate future taxable income in applicable jurisdictions of approximately $43.2 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at December 31, 2003.

Gauss had approximately $218 million of net operating loss carry forwards at December 31, 2003. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since it is unlikely that the company will be able to utilize any of these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is $91 million and is fully offset by a valuation allowance.

During the three months ended on December 31, 2003, the Company recorded a tax provision of $2.9 million compared to no tax provision during the three months ended on December 31, 2002. The increase in the Company’s tax provision resulted from the Company becoming taxable in certain taxing jurisdictions where it was previously able to use loss carry forwards. This was partially offset by the benefit of the increase in Ontario tax rates on the deferred tax assets.

RESULTS OF OPERATIONS

Six Months Ended on December 31, 2003 compared with the Six Months Ended on December 31, 2002

Revenues

The Company’s total revenues increased by 31% from $80.7 million for the six months ended on December 31, 2002 to $105.9 million for the six months ended on December 31, 2003. License revenue increased by 36% from $32.8 million in the six months ended on December 31, 2002 to $44.8 million in the six months ended on December 31, 2003. The increase in license revenues resulted from significant organic growth in the Company’s business as well as growth through acquisitions. Growth from acquisitions contributed $4.8 million to the increase in license revenues. During the six months ended on December 31, 2003, the Company completed four license transactions that each generated over $1.0 million in revenue, the majority of which represented license revenue, as compared with five license transactions over $1.0 million in the six month period ended on December 31, 2002. Average license transactions were larger during the six month period ended on December 31, 2003 as compared to the same six months last year.

Customer support revenues increased 45% from $28.5 million in the six months ended on December 31, 2002 to $41.3 million for the six months ended on December 31, 2003. The increase in customer support revenues was directly attributable to the increase in licenses granted in the prior year as well as strong renewal rates for maintenance contracts with existing customers. Growth from 2003 and 2004 acquisitions contributed $5.9 million to the increase in revenues.

Service revenues increased 2% from $19.3 million in the six months ended on December 31, 2002 to $19.8 million in the six months ended on December 31, 2003. The increase in service revenues relates primarily to growth through acquisitions and was partially offset by decreases in core service revenues. The increase in service revenues resulting from the fiscal 2003 and fiscal 2004 acquisitions was approximately $2.9 million. The decrease in core service revenues is attributable to the competitive market for services engagements, especially in Europe. Utilization in the six-month periods ended on December 31, 2003 and 2002 was 52% and 58%, respectively. The decrease in utilization resulted from the Company’s focusing its services to support rapid deployment of license solutions and implementations.

In the six months ended on December 31, 2003 and 2002 no one customer accounted for greater than 10% of revenues. For the six months ended on December 31, 2003, 59% of total revenues were from customers located in North America, 39% of total revenues were from customers in Europe and 2% of total revenues were from customers in countries outside North America and Europe (“Other”), compared with 60%, 37% and 3%, respectively, for North America, Europe and Other for the six months ended on December 31, 2002.

Cost of revenues

Cost of license revenues increased 18% from $3.3 million in the six months ended on December 31, 2002 to $3.8 million in the six months ended on December 31, 2003. As a percentage of license revenues, cost of license revenues decreased from 10% in the six months ended on December 31, 2002 to 9% in the six months ended on December 31, 2003. The increase in cost of license revenues was largely related to the costs from companies acquired during the period as well as increases in variable compensation directly related to the increases in revenues. The decrease in the cost of license revenues as a percentage of license revenues resulted from the substantial increase in base license revenues.

Cost of customer support revenues increased 53% from $4.7 million in the six months ended on December 31, 2002 to $7.2 million in the six months ended on December 31, 2003. As a percentage of customer support revenues, cost of customer support revenues remained relatively constant at 17% in the six months ended on December 31, 2002 and the six months ended on December 31, 2003. The increase in cost of customer support revenues is primarily due to an increase in personnel-related expenses associated with the new employees from acquisitions and increases in personnel to support organic growth.

Cost of service revenues increased 19% from $13.7 million during the six months ended on December 31, 2002 to $16.3 million in the six months ended on December 31, 2003. As a percentage of service revenues, the cost of service revenues increased from 71% in the six months ended on December 31, 2002 to 83% in the six months ended on December 31, 2003. The increase in cost of service revenues resulted primarily from increases in the number of employees as a result of the Company’s acquisitions.

Research and development

Research and development costs increased 38% from $13.0 million in the six months ended on December 31, 2002 to $18.0 million in the six months ended on December 31, 2003. As a percentage of revenues, research and development costs increased slightly from 16% for the six months ended on December 31, 2002 to 17% for the six months ended on December 31, 2003. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies.

Sales and marketing

Sales and marketing expenses increased 25% from $25.8 million in the six-month period ended on December 31, 2002 to $32.3 million in the six-month period ended on December 31, 2003. As a percentage of revenues, sales and marketing expenses decreased slightly from 32% for the six months ended on December 31, 2002 to 31% during the six months ended on December 31, 2003. The increase in sales and marketing expenses is primarily due to increases in spending directly related to the increase in revenues due to employee incentive programs and commissions, as well as additional personnel from acquired companies. The decrease in sales and marketing expenses as a percentage of total revenues for the six months ended on December 31, 2003 resulted primarily from a higher total revenue base.

General and administrative

General and administrative expenses increased 21% from $6.8 million in the six months ended on December 31, 2002 to $8.2 million in the six months ended on December 31, 2003. As a percentage of revenues, general and administrative expense remained constant at 8% for the six months ended on December 31, 2002 and 2003. The increase in general and administrative expense is a result of increases in personnel-related costs to support the Company’s growth as well as additional personnel acquired in acquisitions.

Depreciation

Depreciation increased 9% from $2.4 million in the six months ended on December 31, 2002 to $2.7 million in the six months ended on December 31, 2003. As a percentage of revenues, depreciation expense remained constant at 3% in the six months ended on December 31, 2003 and 2002. This increase resulted primarily from acquired capital assets related to acquisitions.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 130% from $1.2 million in the six months ended on December 31, 2002 to $2.8 million in the six months ended on December 31, 2002. As a percentage of revenues, amortization of acquired intangible assets increased from 2% in the six months ended on December 31, 2002 to 3% in the six months ended on December 31, 2003. Amortization of acquired intangible assets increased primarily due to amortization of core technology, purchased software and customer relationships acquired pursuant to recently completed acquisitions.

Other income

Other income decreased from $1.1 million in the six months ended on December 31, 2002 to $488,000 in the six-months ended on December 31, 2003. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest income

Interest income decreased from $732,000 in the six months ended on December 31, 2002 to $437,000 in the six months ended on December 31, 2003, primarily due to lower interest rates.

Income taxes

During the six months ended on December 31, 2003, the Company recorded a tax provision of $4.3 million compared to no tax provision during the six months ended on December 31, 2002. The increase in the Company’s tax provision resulted from the Company becoming taxable in certain taxing jurisdictions where it was previously able to use loss carryforwards. This was partially offset by the benefit of the increase in Ontario tax rates on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Other than cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares. At December 31, 2003, the Company had current assets of $120.7 million, current liabilities of $80.7 million and working capital of $40.1 million. These amounts compare to current assets of $164.1 million, current liabilities of $69.7 million and working capital of $94.4 million at June 30, 2003. The decrease in the Company’s current assets and working capital balance primarily relates to the short term requirement under the Company’s banking agreements to maintain certain cash balances until the tender offer for IXOS is complete. These balances are treated as restricted cash and classified as a long-term asset on the balance sheet. The decrease is also due to the increase in liabilities related to acquisitions.

To initiate the tender offer to acquire all of the outstanding share of IXOS, the BaFin required a letter of support from a bank supporting Open Text’s ability to meet the cash requirements for the tender offer. To obtain the support letter, Open Text entered into a Credit Agreement and related Account Control Agreement with a Canadian Chartered bank that requires Open Text to maintain minimum levels of cash in either (a) certain bank accounts, or (b) under existing borrowing facilities, until the tender offer is complete. Under the Account Control Agreement the amount required to be maintained in the Company’s bank accounts decreases based on the number of IXOS shares tendered for Open Text shares. Accordingly, $46.8 million of cash was treated as restricted cash and classified as a non-current asset as of December 31, 2003. Once the IXOS acquisition has been completed, the cash not required to acquire the shares will become unrestricted and will be included in cash and cash equivalents on the balance sheet.

Net cash provided by operating activities during the three months ended on December 31, 2003 was $5.2 million, compared to $11.7 million during the three months ended on December 31, 2002. The decrease was primarily a result of higher receivables balances due to the increase and timing of sales during the quarter as compared to the same quarter in the prior year, as well as other changes in working capital balances.

Net cash provided by operating activities during the six months ending December 31, 2003 was $5.2 million, compared to $21.3 million during the six months ending December 31, 2002 The decrease was primarily a result of higher deferred revenue and receivable balances due to the increase and timing of sales during the period as compared to the same period in the prior year, during which there was a significant decrease in receivables, as well as other changes in working capital balances. Days sales outstanding at December 31, 2003 was 58 days as compared to 62 days at December 31, 2002.

Net cash used in investing activities was $51.1 million during the three months ended on December 31, 2003 compared to $12.3 million during the three months ended on December 31, 2002. During the three months ended on December 31, 2003, the Company spent approximately $9.8 million to purchase Gauss, $3.4 million to purchase SER, $1.3 million on other acquisitions, $1.1 million on the purchase of capital assets, and $760,000 relating to business acquisition costs related to the pending acquisition of IXOS. During the quarter an additional $34.8 million was treated as restricted cash and classified as a long-term asset related to the IXOS transaction. During the three months ending December 31, 2002, the Company paid $11.4 million to purchase Centrinity, as well as $918,000 to purchase capital assets.

Net cash used for investing activities was $65.7 million during the six months ending December 31, 2003 compared to $14.2 million during the six months ending December 31, 2002. During the six month period ended on December 31, 2003, in addition to the acquisitions of Gauss and SER, the Company spent approximately $1.9 million on the purchase of capital assets, $1.8 million relating to business acquisition costs, and $1.9 million on other acquisitions. In addition, $46.8 million was treated as restricted cash and classified as a long-term asset related to the IXOS transaction. During the six month period ending December 31, 2002, the Company paid $11.4 million to purchase Centrinity, as well as $1.4 million relating to the purchase of capital assets and $1.2 million relating to the purchase of a patent.

Net cash provided by financing activities was $1.9 million in the three months ended on December 31, 2003, which consisted primarily of $2.6 million of proceeds from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan. This was partially offset by deferred costs of $668,000 related to costs of the IXOS transaction that will be capitalized to the acquisition costs on its completion. Net cash used in financing activities was $291,000 in the three months ended on December 31, 2002 resulting from the repurchase by the Company for cancellation of 87,000 Common Shares on the open market at a cost of $1.1 million, of which $0.5 million was charged to share capital and $0.6 million was charged to accumulated deficit, partially offset by proceeds of $775,000 from the sale of Common Shares related to the exercise of Company stock options and sales of common shares under the employee stock purchase plan.

Net cash provided by financing activities was $8.6 million in the six months ended on December 31, 2003, resulting primarily from proceeds of $9.4 million from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan. This increase was partially offset by deferred costs of $668,000 related to costs of the IXOS transaction that will be capitalized to the acquisition costs on its completion. Net cash used in financing activities was $14.8 million in the six months ended on December 31, 2002, resulting from the repurchase for cancellation of 1.5 million Common Shares on the open market at a cost of $17.3 million, partially offset by proceeds of $2.5 million from the sale of Common Shares related to the exercise of Company stock options and sales of common shares under the employee stock purchase plan.

The Company has a Cdn$10.0 million (USD$7.7 million) line of credit with a Canadian Chartered bank, under which no borrowings were outstanding at December 31, 2003. The line of credit bears interest at the prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable. In the future, the Company may issue Common Shares or debt financing to provide liquidity.

Pending Acquisition of IXOS

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS. The transaction will proceed via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS for either cash or Common Shares and common share purchase warrants of the Company. The tender offer for all shares of IXOS by Open Text began on December 2, 2003. On January 13, 2004 Open Text waived the minimum tender condition under its offer and extended the acceptance period for the Offer until Friday, January 30, 2004. On February 5, 2004 the Company announced that a total of 16,228,144 shares of IXOS, representing 74.51% of the ordinary share capital and voting rights of IXOS, had been tendered under the tender offer. Of these IXOS shares, 14,955,006 shares (approximately 92.1% of the tendered shares) have been tendered for the alternative consideration of Open Text Common Shares and warrants, with the balance tendered for cash. Together with shares acquired in the open market, Open Text, through its wholly owned subsidiary, owns or will acquire a total of 16,250,117 IXOS shares or 74.61% of the ordinary share capital and voting rights of IXOS.

On November 11, 2003, the Company entered into a credit agreement with a Canadian Chartered bank to provide credit facilities for the purpose of financing its offer to acquire all of the shares of IXOS Software AG. The funds are available under two tranches of approximately $60 million and $80 million for a total of approximately $140 million, the repayment of which is due between nine and twelve months following the close of the Company’s tender offer. Given the IXOS shares tendered as part of this transaction were tendered largely for the alternative share and warrant consideration, the Company does not anticipate borrowing any amounts under these facilities.

On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company’s total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company will likely need to raise additional funds in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company’s stockholders may be reduced, the Company’s stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company’s stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of acquisition opportunities or develop or enhance its services or products would be significantly limited.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2004	$4,490
2005	8,255
2006	6,496
2007	6,169
Thereafter	32,375

$57,785

The Company also has a long-term network services contract for telecommunication. The contractual obligations under this contract totals approximately $1.8 million through September 2006.

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, it is likely there would be a material decline in the trading price of the Company’s Common Shares.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company’s operating results

Open Text acquired a number of companies in each of fiscal 2003 and 2004 and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities and acquisitions create risks including the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

Open Text has made an offer to acquire all of the outstanding shares of IXOS, a provider of enterprise content management solutions, which expires on February 19, 2004. Under the offer, IXOS shareholders may receive common shares and common share purchase warrants of Open Text in exchange for their IXOS shares or, at their election, cash payment for their IXOS shares. See note 10 to the condensed consolidated financial statements contained in Item 1 of this report on Form 10-Q. To date, Open Text has acquired approximately 74.51% of the outstanding IXOS shares under the offer, and has issued 7,805,371 of its common shares of Open Text to holders of IXOS shares pursuant to the offer. The issuance of common shares and common share purchase warrants by Open Text under the offer and the subsequent resale of these securities may result in a material adverse affect on the market value of our common shares. After completion of the offer, Open Text must successfully integrate, among other things, certain product offerings, product development, sales and marketing, administrative and customer service functions, and management information systems of the Company and IXOS. This integration may cause disruptions, including potential loss of customers, suppliers, and other business partners, in the business of Open Text or that of IXOS, which could have material adverse effects on each company’s or the combined company’s business and operations. In addition, Open Text may not be able to retain the management and key employees of IXOS. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company. Expected cost savings from the business combination may not be fully realized or realized within the Company’s expected time frames.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text is continually working on the development of, and improvements to, new versions of Livelink and other products. In June 2003 the Company released Livelink LaunchForce, an application that offers closed-loop distribution of critical information to a distributed field-sales organization. This product, based on rich-media technology acquired by Open Text from Eloquent, is designed to accelerate training time for sales forces and simultaneously helps large sales organizations save money. In August 2003 the Company released Livelink 9.2, which significantly advanced the ease of use of the system and added significant capabilities to support team collaboration. In addition the company continues to improve Meeting Zone based on customer feedback. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a new and rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

Current and future competitors could have a significant impact on the Company’s ability to generate future revenue and profits

The markets for the Company’s products are new, intensely competitive, subject to rapid technological change and are evolving rapidly. The Company expects competition to increase and intensify in the future as the markets for the Company’s products continue to develop and as additional companies enter each of its markets. Numerous releases of products that compete with those of the Company can be expected in the near future. The Company may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition were to otherwise develop, the Company would likely be forced to lower its prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for the Company.

A reduction in the number or sales efforts by distributors could materially impact the Company’s revenues

A material portion of the Company’s revenue is derived from the license of its products through third parties. The Company’s success will depend, in part, upon its ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. The Company may not be able to retain a sufficient number of its existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing the Company’s products. The performance of third party distributors is largely outside the control of the Company and the Company is unable to predict the extent to which these distributors will be successful in marketing and licensing the Company’s products. A reduction in sales efforts, or a decline in the number of distributors, or the discontinuance of sales of the Company’s products by its distributors could lead to reduced revenue.

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. Revenues derived outside of North America represented 41%, 42%, and 40% of total revenues for fiscal 2004 (year to date), 2003, and 2002, respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, and other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

The Company’s products may contain defects that could harm the Company’s reputation, be costly to correct, delay revenues, and expose the Company to litigation.

The Company’s products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, or, if discovered, the Company may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite tests carried out by the Company on all its products, the Company may not be able to fully simulate the environment in which its products will operate and, as a result, the Company may be unable to adequately detect design defects or software errors inherent in its products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in the Company’s products could result in loss of, or delay in, market acceptance of the Company’s products, and alleviating such errors and failures in the Company’s products could require significant expenditure of capital and other resources by the Company. The harm to the Company’s reputation resulting from product errors and failures would be damaging to the Company. The Company regularly provides a warranty with its products and the financial impact of these warranty obligations may be significant in the future. The Company’s agreements with its strategic partners and end-users typically contain provisions designed to limit the Company’s exposure to claims, such as exclusions of all implied warranties and limitations on the availability of consequential or incidental damages. However, such provisions may not effectively protect the Company against claims and related liabilities and costs. Although the Company maintains errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect the Company’s financial condition.

Other companies may claim that the Company infringes their intellectual property, which could result in significant costs to defend and if the Company is not successful could have a significant impact on the Company’s ability to generate future revenue and profits

Although the Company does not believe that its products infringe on the rights of third parties, third parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties, such licenses may not be available on reasonable terms, or at all. In particular, as software patents become more prevalent, it is possible that certain parties will claim that the Company’s products violate their patents. Such claims could be disruptive to the Company’s ability to generate revenue and may result in significantly increased costs as the Company attempts to license the patents or rework its products to ensure that they are not in violation of the claimant’s patents or dispute the claims. Any of the foregoing could have a significant impact on the Company’s ability to generate future revenue and profits.

The loss of license to use third party software or the lack of support or enhancement of such software could adversely affect the Company’s business.

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products. For a limited number of product modules, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated and could adversely affect the Company’s business.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown to 1,354, as of December 31, 2003, including contractors. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

The Company’s products rely on the stability of various infrastructure software that, if not stable, could negatively impact the effectiveness of the Company’s products, resulting in harm to the reputation and business of the Company

Developments of internet and intranet applications by Open Text depends on the stability, functionality and scalability of the infrastructure software of the underlying network, such as that of Sun, HP, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, the Company may not be able to correct or compensate for such weaknesses. If the Company is unable to address weaknesses resulting from problems in the infrastructure software such that the Company’s products do not meet customer needs or expectations, the Company’s business and reputation may be significantly harmed.

The Company’s quarterly revenues and operating results are likely to fluctuate which could materially impact the price of the Company’s Common Shares

The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the timing of restructuring charges taken in connection with acquisitions completed by the Company, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions.

Like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. Accordingly, the cancellation or deferrals of even a small number of licenses or delays in installations of the Company’s products could have a material adverse effect on the Company’s results of operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of the Company’s business and the markets it serves, the Company cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, no one should rely on period-to-period comparisons of the Company’s financial results to forecast future performance. It is likely that the Company’s quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of our Common Shares could materially decline.

Failure to protect the Company’s intellectual property could harm our ability to compete effectively

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

The volatility of the Company’s stock price could lead to losses by shareholders

The market price of the Common Shares has been highly volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company’s operating results in a particular quarter to meet market expectations may adversely affect the market price of the Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Due to the volatility of our stock price, the Company could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Events may occur that may affect Open Text’s ability to meet our strategic objectives. To manage these events, Open Text has implemented an enterprise-wide risk management strategy designed to encompass events that potentially could damage the Company’s financial strength, public image and the products and services the Company offers.

Oversight for risk management at Open Text is the responsibility of the Audit Committee, which regularly monitors the Company’s risk exposures and has approved certain guidelines for management. The senior management team, consisting of senior officers and executives of Open Text, are tasked to review and report on risk items on a quarterly basis.

A risk management framework has been implemented which sets out the key risks to Open Text and assesses whether they are internal or external, and whether they are within or outside the Company’s control. As part of this framework, risks are reviewed on a regular basis throughout the year and as new projects and business opportunities are considered, they are reviewed in connection with this process. A risk matrix has been established which identifies the risk, its estimated financial exposure, key controls impacting the risks, and who has primary responsibility for the risk.

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at December 31, 2003. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with maturities of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended on December 31, 2003 would have been a decrease of approximately $0.3 million.

Foreign currency risk

The Company has net monetary asset and liability balances in foreign currencies other than the US Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Swiss Franc (“CHF”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in US Dollars. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% change against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the quarter ended on December 31, 2003. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$1,435	$888	$547
British Pound	628	505	123
Swiss Franc	138	151	(13)
Swedish Krona	222	100	122

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$1,359	$885	$474
British Pound	600	504	96
Canadian Dollar	293	1,123	(830)
Swedish Krona	106	80	26
Swiss Franc	88	161	(73)

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-a15 (b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter ended on December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	The following individuals were elected to the Company’s Board of Directors, to hold office until the next Annual Meeting of Shareholders. The number of votes cast for each individual and the number of votes withheld are listed below.

Name	For	Withheld
P. Thomas Jenkins	21,503,202	41,971
Randy Fowlie	21,503,202	41,971
Peter J. Hoult	21,503,202	41,971
Brian J. Jackman	21,503,202	41,971
David Johnston	21,503,202	41,971
Ken Olisa	21,503,202	41,971
Stephen J. Sadler	21,503,202	41,971
John Shackleton	21,503,202	41,971
Michael Slaunwhite	21,503,202	41,971

2.	The shareholders approved the appointment of KPMG LLP as the Company’s independent auditors. There were 20,697,651 Common Shares voted in favour of the motion and there were 701,264 votes withheld.

3.	Shareholder proposal related to gender diversity was not approved by shareholders. There were 7,961,813 Common Shares voted in favour of the motion and there were 9,442,891 voted against the motion.

4.	The shareholders approved a resolution for the issuance of up to 15,060,000 Common Shares in connection with the acquisition of IXOS Software AG by a wholly owned subsidiary of the Company. There were 21,462,290 Common Shares voted in favour of the motion and there were 93,408 voted against the motion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No	Description

10.1	Senior Secured Credit and Guarantee Agreement between Open Text Corporation and Royal Bank of Canada dated November 11, 2003, (filed herewith).

10.2	Amended and Restated Account Control Agreement between Open Text Corporation and Royal Bank of Canada dated December 2003, (filed herewith).

10.3	Agreement of control between Gauss Interprise AG and 2016090 Ontario Inc. dated November 4, 2003, (filed herewith).

10.4	Tri-State International Office Center lease (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b) Reports on Form 8-K and 8-K/A

Description

i) Tender offer and purchases of shares of Gauss Interprise	On October 17, 2003, the company filed a Report on Form 8-K, pursuant to Items 2 and 7 thereof, to file a press release relating to the Tender Offer and purchase of shares of Gauss Interprise AG dated October 16, 2003.

ii) Financial results	On October 23, 2003, the Company furnished a Report on Form 8-K, pursuant to Item 12 thereof, to furnish a press release announcing the Company’s financial results for the first fiscal quarter ended on September 30, 2003.

iii) Tender Offer for Shares of IXOS SOFTWARE AG	On October 23, 2003, the Company filed a Report on Form 8-K, pursuant to Items 5 and 7 thereof, to file a press release dated October 21, 2003, relating to a business combination agreement dated October 20, 2003 in which a wholly owned subsidiary of Open Text will conduct a tender offer for all of the issued and outstanding shares of IXOS SOFTWARE AG.

iv) Credit Agreement	On November 19, 2003, the Company filed a Report on Form 8-K, pursuant to Item 5 thereof, announcing that the Company had entered into a credit agreement with a Canadian Chartered bank to provide credit facilities for the purposes of financing its pending offer to acquire all of the shares of IXOS Software AG.

v) Annual Meeting	On November 24, 2003, the Company filed a Report on form 8-K, pursuant to Items 5 and 7 thereof, announcing that on November 20, 2003, the Company sent to shareholders a Notice of Annual and Special Meeting of Shareholders, Management Information Circular and Proxy relating to the Annual and Special Meeting of Shareholders to be held on Thursday, December 11, 2003.

vi) Acquisition of Gauss Interprise	On December 29, 2003, the Company filed a Report on Form 8-K/A as an amendment to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2003 related to its acquisition of Gauss Interprise, to include the information required by Item 7. This Form 8-K includes audited financial statements for Gauss AG for the nine-month period ended on September 30, 2003 and the year ended on December 31, 2002, as well as pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OPEN TEXT CORPORATION

Date: February 13, 2004

By:	/s/ P. Thomas Jenkins

P. Thomas Jenkins
Chief Executive Officer

/s/ Alan Hoverd
Alan Hoverd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description
10.1	Senior Secured Credit and Guarantee Agreement between Open Text Corporation and Royal Bank of Canada dated November 11, 2003.

10.2	Amended and Restated Account Control Agreement between Open Text Corporation and Royal Bank of Canada dated December 2003.

10.3	Agreement of Control between Gauss Interprise AG and 2016090 Ontario Inc. dated November 4, 2003.

10.4	Tri-State International Office Center lease.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).