Form 10-Q
period 2004-03-31
OPEN TEXT CORP
filed 2004-05-17
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended on March 31, 2004

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

At April 30, 2004 there were 50,725,475 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US Dollars, except per share data)

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$153,344	$116,554
Accounts receivable - net of allowance for doubtful accounts of $3,931 as of March 31, 2004 and $1,933 as of June 30, 2003	88,434	35,855
Income taxes recoverable (note 4)	8,041	484
Prepaid expenses and other assets	9,488	3,541
Deferred tax asset (note 4)	10,125	7,688

Total current assets	269,432	164,122
Capital assets	23,939	10,011
Goodwill, net of accumulated amortization of $12,807 at March 31, 2004 and June 30, 2003 (note 9)	211,030	32,301
Deferred tax asset (note 4)	13,794	8,674
Acquired intangibles (note 10)	120,665	20,517
Other assets	7,786	3,062

	$646,646	$238,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$95,376	$31,596
Deferred revenues	66,891	38,086
Deferred tax liability (note 4)	9,090	—

Total current liabilities	171,357	69,682

Long term liabilities:
Deferred revenues	1,135	1,696
Deferred tax liability (note 4)	30,375	—
Accrued liabilities	18,629	4,912

	50,139	6,608
Minority interest (note 13)	9,913	—
Shareholders’ equity:
Share capital
50,629,212 and 39,136,518 Common Shares issued and outstanding at March 31, 2004 and June 30, 2003 respectively	417,215	204,343
Warrants	24,313	—
Accumulated other comprehensive income:
Cumulative translation adjustment	1,210	(119)
Accumulated deficit (note 6)	(27,501)	(41,827)

Total shareholders’ equity	415,237	162,397

	$646,646	$238,687

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands of US Dollars, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues:
License	$34,534	$19,025	$79,294	$51,869
Customer support	28,578	16,190	69,926	44,735
Service	17,103	8,744	36,854	28,024

Total revenues	80,215	43,959	186,074	124,628
Cost of revenues:
License	2,610	1,601	6,451	4,868
Customer support	5,608	2,734	12,843	7,452
Service	11,992	6,606	28,321	20,288

Total cost of revenues	20,210	10,941	47,615	32,608

Gross profit	60,005	33,018	138,459	92,020
Operating expenses:
Research and development	10,529	7,611	28,484	20,624
Sales and marketing	23,234	13,190	55,541	38,991
General and administrative	6,841	3,592	15,082	10,378
Depreciation	1,808	1,297	4,474	3,741
Amortization of acquired intangible assets	3,062	822	5,884	2,047
Restructuring	10,005	—	10,005	—

Total operating expenses	55,479	26,512	119,470	75,781

Income from operations	4,526	6,506	18,989	16,239
Other income	817	876	1,305	1,991
Interest income	517	239	954	971

Income before income taxes	5,860	7,621	21,248	19,201
Provision for income taxes	1,556	829	5,897	829

Income from continuing operations before minority interest	4,304	6,792	15,351	18,372
Minority interest	1,025	—	1,025	—

Net income for the period	$3,279	$6,792	$14,326	$18,372

Deficit, beginning of the period	$(30,780)	$(57,937)	$(41,827)	$(60,004)
Repurchase of Common Shares	—	—	—	$(9,513)

Deficit, end of the period	$(27,501)	$(51,145)	$(27,501)	$(51,145)

Basic earnings per share	$0.07	$0.17	$0.35	$0.47

Diluted earnings per share	$0.07	$0.16	$0.32	$0.45

Weighted average number of Common Shares outstanding - basic	43,988	38,816	41,385	38,984

Weighted average number of Common Shares outstanding - diluted	47,777	41,334	44,649	41,136

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income for the period	$3,279	$6,792	$14,326	$18,372
Non-cash items:
Depreciation and amortization of acquired intangible assets	4,851	2,119	10,339	5,788
Gain on sale of investments	—	(77)	—	(77)
Undistributed earnings related to minority interest	1,025	—	1,025	—
Restructuring	10,005	—	10,005	—
Other	(29)	—	(20)	—
Changes in operating assets and liabilities net of assets acquired:
Accounts receivable	(3,799)	1,167	(3,828)	7,291
Prepaid and other assets	(559)	238	(328)	1,574
Deferred tax asset	(2,494)	—	(2,394)	—
Accounts payable and accrued liabilities	(1,889)	(2,191)	(5,946)	(3,444)
Income taxes recoverable	(1,249)	(569)	(1,249)	(569)
Deferred revenue	7,176	4,195	1,136	4,591
Unrealized foreign exchange loss	(922)	(1,020)	(2,431)	(1,601)

Net cash provided by operating activities	15,395	10,654	20,635	31,925

Cash flows used in investing activities:
Acquisitions of capital assets	(1,530)	(1,223)	(3,472)	(2,671)
Purchase of Centrinity Inc., net of cash acquired	—	—	—	(11,369)
Purchase of Corechange Inc., net of cash acquired	—	(2,695)	—	(2,695)
Purchase of Eloquent, net of cash acquired	—	(2,674)	—	(2,674)
Purchase of Gauss, net of cash acquired	—	—	(9,764)	—
Purchase of SER, net of cash acquired	—	—	(3,403)	—
Purchase of IXOS, net of cash acquired	24,637	—	24,637	—
Cash restricted for acquisitions	46,837	—	—	—
Business acquisition costs	(4,841)	—	(6,642)	—
Purchase of patent	—	—	—	(1,246)
Proceeds on sale of investment	—	149	—	149
Other acquisitions	(38)	—	(1,987)	—
Other	(281)	(782)	(281)	(914)

Net cash provided by (used in) investing activities	64,784	(7,225)	(912)	(21,420)

Cash flow from financing activities:
Payments of obligations under capital leases	(74)	—	(224)	—
Deferred costs	—	—	(668)	—
Other	(56)	—	(56)	—
Proceeds from issuance of Common Shares	6,938	2,361	16,325	4,847
Proceeds from exercised warrants	1,120	—	1,120	—
Repurchase of Common Shares	—	—	—	(17,302)

Net cash provided by (used in) financing activities	7,928	2,361	16,497	(12,455)

Foreign exchange gain (loss) on cash held in foreign currency	(184)	(33)	570	153

Increase (decrease) in cash and cash equivalents during the period	87,923	5,757	36,790	(1,797)
Cash and cash equivalents at beginning of period	65,421	102,341	116,554	109,895

Cash and cash equivalents at end of period	$153,344	$108,098	$153,344	$108,098

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months ended on March 31, 2004

(Tabular dollar amounts in thousands of US Dollars, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended on March 31, 2004 (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly and majority-owned subsidiaries, collectively referred to as “Open Text” or the “Company”. As discussed in Note 13, the accounts of IXOS Software AG (“IXOS”), are included beginning March 1, 2004. All inter-company balances and transactions have been eliminated.

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

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for both the three months and nine months ended on March 31, 2004 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending on June 30, 2004.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, investments, goodwill and other intangible assets, long-lived assets, contingencies, income taxes, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets.

Comprehensive net income

Comprehensive net income is comprised of net income and other comprehensive income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

currency is a foreign currency, and the inclusion of unrealized capital gains and losses on available for sale marketable securities. The Company’s total comprehensive net income was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Other comprehensive income (loss):

Foreign currency translation adjustment	(922)	$(1,232)	$1,329	$(2,016)
Unrealized gain on available for sale securities	—	65	—	65

Other comprehensive income (loss):	(922)	(1,167)	1,329	(1,951)
Net income for the period	3,279	6,792	14,326	18,372

Comprehensive net income for the period	$2,357	$5,625	$15,655	$16,421

2. ACCOUNTING POLICIES

The following is a summary of recently adopted Accounting Standards:

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December 2003 the FASB issued a revised Interpretation “FIN 46R”. Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests held in all variable interest entities during the quarter ended on March 31, 2004. Adoption of FIN 46 and FIN 46R during the third quarter of fiscal 2004 did not have an impact on the Company’s financial condition or results of operations.

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

Restructuring Liabilities

The Company follows the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In addition, under SFAS No. 146 the restructuring liability is measured and recorded at fair value.

Employee stock option plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by SFAS No. 123—“Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. No compensation cost was included in net income as reported for the three and nine-month periods ended on March 31, 2004 and 2003.

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS 123, the Company’s net income and net income per share for the three and nine month periods would have been in accordance with the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income
As reported	$3,279	$6,792
Fair value compensation cost*	$(180)	$(1,754)

Pro forma	$3,099	$5,038
Net income per share - basic
As reported	$0.07	$0.17
Pro forma	$0.07	$0.13
Net income per share - diluted
As reported	$0.07	$0.16
Pro forma	$0.06	$0.12

	Nine Months Ended March 31,
	2004	2003
Net income
As reported	$14,326	$18,372
Fair value compensation cost*	$(2,441)	$(5,640)

Pro forma	$11,885	$12,732
Net income per share - basic
As reported	$0.35	$0.47
Pro forma	$0.29	$0.33
Net income per share - diluted
As reported	$0.32	$0.45
Pro forma	$0.27	$0.31

*	The fair value compensation cost is net of the tax benefit provided on the exercise of stock options by employees in the United States.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current

Accounts payable and accrued liabilities are as follows:

	As of March 31, 2004	As of June 30, 2003
	(unaudited)
Accounts payable	$8,929	$4,035
Short term bank loan	2,266	—
Accrued liabilities	29,871	12,693
Amounts payable for acquisitions	24,143	3,443
Accrued salaries and commissions	28,822	10,403
Other liabilities	1,345	1,022

	$95,376	$31,596

Short term loan

IXOS’ subsidiary in Japan had a short term bank loan totalling approximately $2.3 million as of March 31, 2004. The weighted average interest rate on these short term borrowings was 1.1% as of March 31, 2004. The loan is renewed monthly. There are no significant bank covenants associated with these borrowings.

Long term

	As of March 31, 2004	As of June 30, 2003
	(unaudited)
Pension liability	1,349	—
Amounts payable for acquisitions	8,919	—
Lease obligations	4,518	4,912
Asset retirement obligation	3,843	—

	$18,629	$4,912

Pension obligations

IXOS has pension commitments to employees as well as to current and previous members of the Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments at March 31, 2004 was $1.5 million. These amounts are included in “other assets”. The amounts are independent of the defined benefit plan and do not constitute assets of the plan. The fair value of the pension obligation at March 31, 2004 was $1.3 million.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At March 31, 2004, the present value of this obligation was $3.8 million.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

4. INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2004 and June 30, 2003, the Company had total net deferred tax assets of $23.9 million and $16.4 million and total net deferred tax liabilities of $39.5 million and nil, respectively.

The principal component of the total net deferred tax assets is temporary differences associated with net operating loss carry forwards. The net deferred tax asset as of March 31, 2004 arises primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance (excluding the allowance required for Gauss’ and IXOS’ deferred taxes) of $6.0 million and $5.7 million, respectively, was required as of March 31, 2004 and June 30, 2003. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total net deferred tax liabilities arises from purchased intangible assets acquired on the Gauss and IXOS transactions.

Gauss Interprise AG, in which the Company acquired a controlling interest in October 2003, had approximately $218.0 million of net operating loss carry forwards at March 31, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since it is currently considered to be unlikely that the Company will be able to utilize any of the these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $91.0 million and is fully offset by a valuation allowance. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to Gauss in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

IXOS SOFTWARE AG, in which the Company acquired a controlling interest in March 2004 (see note 13), had approximately $132 million of net operating loss carry forwards and other future deductions at March 31, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards and other future deductions, since it is currently considered to be unlikely that the Company will be able to utilize any of these net operating loss carryforwards. The gross deferred tax asset related to these loss carry forwards is approximately $36.0 million and is offset by a valuation allowance and deferred tax liabilities. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. The “Other” category consists of geographic regions other than North America and Europe.

Contribution margin from operating segments does not include amortization of intangible assets, and restructuring costs. Goodwill and other intangible assets have been included in segment assets.

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended March 31, 2004

Revenue from external customers	$35,846	$37,681	$6,688	$80,215
Operating costs	26,912	29,264	4,638	60,814

Contribution margin	$8,934	$8,417	$2,050	$19,401

Segment assets as of March 31, 2004	$228,465	$268,948	$54,795	$552,208

Three months ended March 31, 2003

Revenue from external customers	$23,391	$19,602	$966	$43,959
Operating costs	17,324	17,340	670	35,334

Contribution margin	$6,067	$2,262	$296	$8,625

Segment assets as of June 30, 2003	$98,769	$38,618	$2,106	$139,493

	North America	Europe	Other	Total
Nine months ended March 31, 2004

Revenue from external customers	$96,901	$78,559	$10,614	$186,074
Operating costs	69,082	69,100	8,540	146,722

Contribution margin	$27,819	$9,459	$2,074	$39,352

Nine months ended March 31, 2003

Revenue from external customers	$71,627	$49,645	$3,356	$124,628
Operating costs	59,749	39,876	2,976	102,601

Contribution margin	$11,878	$9,769	$380	$22,027

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months and nine months ending March 31, 2004 and 2003 is as follows:

	Three months ended March 31,
	2004	2003
Total contribution margin from operating segments above	$19,401	$8,625
Amortization and depreciation	4,870	2,119

Total operating income excluding restructuring	14,531	6,506
Restructuring	(10,005)	—

Total operating income	4,526	6,506
Interest, other income, minority interest and taxes	(1,247)	286

Net income	$3,279	$6,792

	Nine months ended March 31,
	2004	2003
Total contribution margin from operating segments above	$39,352	$22,027
Amortization and depreciation	10,358	5,788

Total operating income excluding restructuring	28,994	16,239
Restructuring	(10,005)	—

Total operating income	18,989	16,239
Interest, other income, minority interest and taxes	(4,663)	2,133

Net income	$14,326	$18,372

	As of March 31, 2004	As of June 30, 2003
Segment assets	$552,208	$139,493
Investments	—	—
Cash, including restricted cash (corporate)	94,438	99,194

Total corporate assets	$646,646	$238,687

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

The following table sets forth the distribution of net revenues determined by location of customer and identifiable assets, by geographic area where the net revenue for such location is greater than 10% of total revenue, for the three and nine months ended on March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net revenues:
Canada	$5,141	$3,810
United States	30,705	19,581
United Kingdom	9,973	5,677
Germany	12,001	2,778
Rest of Europe	15,707	11,147
Other	6,688	966

Total revenues	$80,215	$43,959

	Nine months ended March 31,
	2004	2003
Net revenues:
Canada	$13,680	$9,900
United States	83,221	61,727
United Kingdom	22,315	15,096
Germany	21,473	9,223
Rest of Europe	34,771	25,326
Other	10,614	3,356

Total revenues	$186,074	$124,628

	As of March 31,	As of June 30,
	2004	2003
Segment assets:
Canada	$164,180	$43,725
United States	64,285	55,044
United Kingdom	23,303	13,733
Germany	195,405	4,832
Rest of Europe	50,240	20,053
Other	54,795	2,106

Total segment assets	$552,208	$139,493

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

6. ACCUMULATED DEFICIT

During the three and nine month periods ending March 31, 2004, the Company did not repurchase any of its Common Shares pursuant to its stock repurchase program.

During the three month period ending March 31, 2003, the Company did not repurchase any of its Common Shares pursuant to its stock repurchase program. During the nine months ended on March 31, 2003, the Company, pursuant to its stock repurchase program, purchased 755,700 of its Common Shares on The Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $17.3 million. $7.8 million of the repurchase was charged to common share capital based on the average carrying value of the Common Shares, with the remaining $9.5 million charged to accumulated deficit.

7. NET INCOME PER SHARE

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Basic net income per share
Net income	$3,279	$6,792	$14,326	$18,372

Weighted average number of shares outstanding	43,988	38,816	41,385	38,984

Basic income per share	$0.07	$0.17	$0.35	$0.47

Diluted net income per share

Net income	$3,279	$6,792	$14,326	$18,372

Weighted average number of shares outstanding	43,988	38,816	41,385	38,984
Dilutive effect of stock options and warrants	3,789	2,518	3,264	2,152

Adjusted weighted average number of shares outstanding	47,777	41,334	44,649	41,136

Diluted income per share	$0.07	$0.16	$0.32	$0.45

8. OPTION PLANS

Summary of Outstanding Stock Options

As of March 31, 2004, options to purchase an aggregate of 5,181,464 Common Shares were outstanding under all of the Company’s stock option plans. As of March 31, 2004, there were exercisable options outstanding to purchase 3,547,488 shares at an average price of $7.97. At March 31, 2003, there were exercisable options outstanding to purchase 4,619,351 shares at an average price of $7.12 on an adjusted split basis. As a result of the stock split declared on October 8, 2003 the number of stock options doubled and accordingly the exercise price was halved.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

The following table summarizes information regarding stock options outstanding at March 31, 2004 adjusted for the stock dividend declared on October 8, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at March 31, 2004	Weighted Average Exercise Price
$ 0.08 -$ 3.31	553,640	2.43	$2.53	553,640	$2.53
$ 4.00 -$ 6.72	746,320	3.80	5.51	746,320	5.51
$ 6.88 -$ 9.25	1,050,112	4.75	7.33	1,008,612	7.28
$ 9.28 -$11.09	1,071,450	6.82	10.60	600,200	10.61
$11.31 -$14.10	944,302	8.07	12.93	365,076	13.12
$14.56 -$26.24	815,640	8.19	17.24	273,640	15.54

$ 0.08 - 26.24	5,181,464	5.94	$9.81	3,547,488	$7.97

During the three and nine month periods ended on March 31, 2004, 32,000 and 530,000 stock options were granted, respectively. During the three and nine month periods ended on March 31, 2003 94,968 and 834,968 stock options were granted, respectively. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Three months ended March 31,
	2004	2003
Volatility	60%	60%
Risk-free interest rate	3.5%	6%
Dividend yield	—	—
Expected lives (in years)	3.5	5.5
Weighted average fair value (in dollars)	$12.81	$5.48

	Nine months ended March 31,
	2004	2003
Volatility	60%	60%
Risk-free interest rate	3.5%	6%
Dividend yield	—	—
Expected lives (in years)	3.5	5.5
Weighted average fair value (in dollars)	$8.77	$6.31

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

9. GOODWILL

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the change in goodwill:

	Three months ended March 31, 2004	Nine months ended March 31, 2004
Balance as of the beginning of the period	50,262	32,301
Goodwill acquired during the period	158,598	175,791
Other	2,170	2,938

Balance as of March 31, 2004	211,030	211,030

10. ACQUIRED INTANGIBLE ASSETS

	Three months ended March 31, 2004	Nine months ended March 31, 2004
Balance as of the beginning of the period	31,826	20,517
Intangible assets acquired during the period	93,671	106,671
Less: Amortization	(3,062)	(5,884)
Other	(1,770)	(639)

Balance as of March 31, 2004	120,665	120,665

11. SUPPLEMENTAL CASH FLOW DISCLOSURE

	March 31,		March 31,
	2004	2003	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$10	$22	$20
Cash paid during the period for taxes	$1,166	—	$5,768	—

12. COMMITMENTS AND CONTINGENCIES

As of March 31, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year	Leases	Sub Lease Rentals	Net
2004	$6,395	$1,949	$4,446
2005	23,026	6,797	16,229
2006	19,592	6,260	13,332
2007	18,516	6,043	12,473
Thereafter	74,823	24,213	50,610

	$142,352	$45,262	$97,090

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

The Company also has a long-term network services contract for telecommunication. The contractual obligations under this contract totals approximately $1.6 million through September 2006.

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. Typically, the maximum amount of potential future indemnification liability with respect to individual customers is limited to an amount equal to the license fees paid by the customer. In limited circumstances, the Company has agreed to extend this liability. To date, the Company has not paid any amounts to settle claims, defend lawsuits or otherwise under these indemnification agreements.

13. ACQUISITIONS

IXOS

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”). The transaction was consummated via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS for either cash or a combination of Common Shares and Common Share purchase warrants (the “Alternative Consideration”) of Open Text. The tender offer for all shares of IXOS by Open Text began on December 2, 2003, through its wholly owned subsidiary, 2016091 Ontario Inc.

On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which 2016091 Ontario acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for the Alternative Consideration, with the balance, including shares purchased on the open market, acquired for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consisted of 0.5220 of an Open Text Common Share and 0.1484 of a warrant. Each whole warrant is exercisable to purchase one Open Text Common Share for up to one year after the closing date of the Tender Offer, on February 19, 2004, at a strike price of $20.75 per share.

Approximately 9.3 million Open Text shares were issued in conjunction with the tender offer for IXOS. These shares were valued using the average share price two days before and two days after the acquisition was agreed to and announced. Accordingly, the fair value of these shares was approximately $191 million.

Approximately 2.6 million warrants were issued in conjunction with the Alternate Consideration. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	60%
Risk-free interest rate	3.5%
Dividend yield	—
Expected life	1 year

Based on this methodology, the warrants were valued at $9.40 each, resulting in a total value of approximately $25 million.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

The results of operations of IXOS have been included in Open Text’s consolidated results from March 1, 2004.

IXOS is a leading vendor of solutions for Enterprise Content Management (“ECM”). IXOS enterprise solutions help businesses achieve efficient management and display of web information, optimization of business processes, and secure, long-term archiving of all business documents in a highly-scaleable document repository.

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

As part of the purchase price allocation, the Company performed an in depth review to determine if there was in process research and development. It determined that there was no in process research and development, primarily as a result of the release, shortly before the acquisition, of a new version of IXOS’ software solution.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the IXOS acquisition:

Current assets	$88,474
Long-term assets	19,864
Customer assets	32,913
Technology	60,758
Goodwill	158,598

Total assets acquired	360,607

Current liabilities	(49,177)
Long-term liabilities	(34,065)
Liabilities recognized in connection with the business combination	(36,988)

Total liabilities assumed	(120,230)
Minority Interest	(8,888)

Net assets acquired	231,489

The portion of the purchase price allocated to goodwill of $159 million was assigned to the Company’s reportable geographic segments as follows:

North America	$30,134
Europe	98,330
Other	30,134

$158,598

The customer assets of $32.9 million were assigned a useful life of 10 years. The technology assets of $60.8 million were assigned a useful life of between 5 years and 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of IXOS totalling approximately $37.0 million. The liabilities recognized include severance and

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

related charges in connection with a worldwide reduction in the IXOS workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the approximately $37.0 million in total liabilities recognized in connection with the acquisition, approximately $33.0 million remains accrued at March 31, 2004.

IXOS had approximately $132 million of net operating loss carry forwards and other future deductions at March 31, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards and other future deductions since it is currently considered unlikely that the Company will be able to utilize any of the loss carryforwards. The gross deferred tax asset related to these loss carry forwards is approximately $36 million and is offset by a valuation allowance and deferred tax liabilities. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

Open Text intends to acquire 100% of the shares of IXOS. The total cash consideration to acquire the remaining outstanding shares of IXOS is estimated to be approximately $30 million (based on 9 Euro per share).

A Director of the Company received $235,000 in consulting fees for assistance with the acquisition of IXOS. These fees are included in the acquisition cost.

IXOS Restructuring

On March 16, 2004, IXOS, which is approximately 88% owned by Open Text, announced plans to improve profitability and position the company for future growth. IXOS recorded a charge of approximately $13 million (10.5 million Euro) in the third quarter of fiscal 2004 relating to this restructuring activity, which includes a reduction of IXOS’ workforce by 14 percent, or approximately 130 people. The restructuring charge taken by IXOS does not impact the operating results of Open Text as the restructuring charge was recorded as part of the liabilities assumed as of the date IXOS was acquired.

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

In May 2004 Gauss announced that the Agreement of Control between the majority shareholder 2016090 Ontario Inc., a wholly owned subsidiary of Open Text Corporation, and Gauss was registered in the commercial register at the lower court of Hamburg on and became effective on May 6, 2004. The announcement in the German Federal Gazette is expected to follow shortly. On the day after the announcement in the Federal Gazette, the purchase offer of the major shareholder, 2016090 Ontario Inc., to the minority shareholders of Gauss will

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

commence. Under the purchase offer 2016090 Ontario Inc. will offer to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss-Share. The acceptance period will be for two months.

In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting on July 2, 2004, a second offer will commence by 2016090 Ontario Inc. to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share. The acceptance period will be for two months.

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

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Gauss totaling $5.2 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Gauss workforce, in addition to transaction costs and costs relating

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $5.2 million, $2.6 million remains accrued at March 31, 2004.

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

Open Text intends to acquire 100% of the shares of Gauss. The total cash consideration for 100% of Gauss is estimated to be approximately $11.0 million.

A Director of the Company received $170,000 in consulting fees for assistance with the acquisition of Gauss. These fees are included in the acquisition cost.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

The portion of the purchase price allocated to goodwill of $3.7 million was assigned entirely to the Company’s European operating segment.

In accordance with SFAS 142, the goodwill will not be amortized but will be reviewed for impairment on an annual basis.

Customer assets of $1.8 million and purchased technology of $1.3 million were assigned a useful life of 5 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of SER totaling $0.4 million. The liabilities recognized relate to transaction costs related to this acquisition. Of the total liabilities recognized in connection with the acquisition totaling $0.4 million, nil remains accrued at March 31, 2004.

A Director of the Company received $90,000 in consulting fees for assistance with the acquisition of SER. These fees are included in the acquisition cost.

Pro forma results

The following pro forma results of operations reflect the combined results of Open Text, Gauss Interprise AG (acquired on October 16, 2003), SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (acquired on October 23, 2003) and IXOS SOFTWARE AG, for the three and nine-month periods ending March 31, 2004 and 2003 as if the business combinations occurred at the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited reports filed with the Ontario Securities Commission and the Deutsche Borse for the quarterly and annual (as applicable) periods ended June 30, 2003, September 30, 2003 and December 31, 2003 and from internal financial reports prepared by Gauss for the period from October 1, 2003 to October 15, 2003, from the internal financial reports prepared by SER for the periods ended September 30, 2002, December 31, 2002, September 30, 2003 and for the period from October 1, 2003 to October 22, 2003 and from the unaudited financial statements filed with the Deutsche Borse for the periods ended March 31, 2003 and December 31, 2003 and from the internal reports prepared by IXOS for the period from January 1, 2004 to February 29, 2004.

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Revenue	$96,574	$85,552	$290,616	$241,008
Net Income (loss)	$(7,644)	$(2,844)	$(7,616)	$(2,451)
Basic EPS	$(0.15)	$(0.06)	$(0.15)	$(0.05)
Shares used in Basic EPS Calculation	50,213	48,218	49,774	48,386

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The pro forma results represent Open Text’s preliminary assessment of the intangible assets and are subject to change and, therefore, the final values may differ substantially from these amounts. The actual results for the quarter ended March 31, 2004 include the results for IXOS for the month of March 2004. These results are significantly different from the historical results for IXOS included in the pro forma due to significant restructuring actions taken by IXOS in February and March of 2004 to improve its results and bring them in line with Open Text’s operating model going forward.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months ended on March 31, 2004

(unaudited)

14. SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with US GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Income Statements

There were no material differences in the income statements between U.S. and Canadian GAAP for the three and nine-month periods ended on March 31, 2004 and 2003.

Condensed Consolidated Balance Sheets

	March 31, 2004	June 30, 2003
Total assets in accordance with US GAAP	646,646	238,687
Goodwill (a)	9,092	9,092

Total assets in accordance with Canadian GAAP	655,738	247,779

Total shareholders’ equity in accordance with US GAAP	415,237	162,397
Goodwill (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	424,329	171,489

(a) Goodwill

Under U.S. GAAP, any portion of the purchase price allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP Handbook Section 1581, such amounts were included in the amount recognized as goodwill as they did not meet the criterion to be separately classified as intangible assets.

15. RESTRUCTURING COSTS

During the third quarter of fiscal 2004, in connection with the integration of its recent acquisitions, the Company approved a plan to streamline its operations. The initiative totalled approximately $10.0 million and consists primarily of workforce reduction and excess facilities associated with the integration. Charges for employee severance costs represent the reduction of Open Text’s work force from our core businesses by approximately 140 people. The components of the restructuring charges are as follows:

	December 31, 2003 Balance	Provision	Usage	March 31, 2004 Balance
Employee Severance	—	5,657	(186)	5,471
Facility Costs	—	3,317	(274)	3,043
Capital Assets	—	684	(684)	—
Other	—	347	(174)	173

	—	10,005	(1,318)	8,687

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

Overview

Business

Open Text™ is a leader in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information in global organizations. Throughout its history, Open Text has matched its tradition of innovation with a track record of financial strength and growth. Today, the company supports approximately seventeen million seats across 13,000 deployments in 31 countries and 12 languages worldwide.

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

Future revenue is anticipated from a combination of organic growth and future potential acquisitions. The final stage of the IXOS tender offer was completed in February 2004, which creates a combined company poised to become a leading presence in the ECM market. With Livelink, Open Text’s strengths are clearly in the area of collaboration, and IXOS provides a comprehensive archiving capability. By managing substantially all types of business content, from initial creation to final archive, the combined product offerings will create an end-to-end content management lifecycle management solution.

A broad and integrated Open Text and IXOS platform will provide:

•	Robust collaboration solutions

•	A broad and flexible Web Content Management portfolio

•	Content archiving and e-mail management integration

•	Document management and business process management technology for all customer environments

•	A proven enterprise-strength infrastructure that allows organizations to manage huge volumes of records and documents

•	Outstanding compliance-ready solutions for emails and other records

•	Leading capabilities in fully managing Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) document lifecycles.

By delivering a one-stop solution for an organization’s evolving ECM requirements, the combined technologies will enable customers to lower overall cost of ownership and improve return on investment, without investing in the implementation of a number of different solutions from different vendors.

Results of Operations

During the three months ending March 31, 2004, the Company recorded total revenue of $80.2 million, of which license revenue was $34.5 million, and net income was $3.3 million. This compares with total revenue of $44.0 million recorded during the three months ended on March 31, 2003, of which license revenue was $19.0 million and net income was $6.8 million. Cash flow from operations for the three months ended on March 31, 2004 totaled $15.4 million as compared with $10.7 million for the three months ended on March 31, 2003.

During the nine months ended on March 31, 2004, the Company recorded total revenue of $186.1 million, of which license revenue was $79.3 million, and net income was $14.3 million. This compares with total revenue of $124.6 million recorded during the nine months ended on March 31, 2003, of which license revenue was $51.9 million and net income was $18.4 million. Cash flow from operations for the nine months ended on March 31, 2004 totaled $20.6 million as compared with $31.9 million for the nine months ended on March 31, 2003.

The Company’s cash and cash equivalents on March 31, 2004 was $153.3 million as compared with $116.6 million at June 30, 2003. Day’s sales outstanding (“DSO”) increased to 99 days at March 31, 2004, as compared with 62 days at March 31, 2003. Open Text’s DSO excluding IXOS was 62 days at March 31, 2004. The increase primarily resulted from consolidating IXOS beginning March 1, 2004. While Open Text acquired all of IXOS’ outstanding receivables it only began consolidating IXOS’ revenues effective March 1, resulting in higher DSO. In addition, historically, IXOS’ DSO was significantly higher than Open Text’s historical DSO. Open Text is taking steps to attempt to improve IXOS’ DSO going forward.

The results of operations for the three and nine months ended March 31, 2004 and the financial condition on March 31, 2004 were favorably impacted by the acquisition of IXOS. The results of IXOS were consolidated with Open Text as of March 1, 2004. IXOS contributed $21.2 million of total revenue to Open Text’s results for the three and nine-month periods ended March 31, 2004 and $4.0 million to net income. IXOS’ contribution to license revenue was $11.1 million. However the results for the three and nine months ended March 31, 2004 are not necessarily indicative of future results, due to the consolidation of IXOS in March and the higher weighting of revenue occurring towards the end of a quarter as compared with other expenditures which occur more evenly throughout the quarter.

Due to the increase in exchange rates in local currencies relative to the US dollar, foreign exchange had an offsetting impact on both revenues and expenses for the three and nine months ended on March 31, 2004, as revenues were positively impacted by foreign exchange, and expenses were unfavorably impacted, resulting in an immaterial impact on margin.

Acquisitions

During fiscal 2003, the Company acquired Centrinity Inc., Corechange Inc., and Eloquent, Inc. (collectively, the “2003 Acquisitions”). To date in fiscal 2004 the Company has acquired IXOS SOFTWARE AG (“IXOS”),

Gauss Interprise AG (“Gauss”), and SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “SER”) (collectively, the “2004 Acquisitions”).

On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, a wholly owned subsidiary of Open Text acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for Open Text shares and warrants, with the balance, including shares purchased on the open market, tendered for approximately $15.3 million in cash.

On October 16, 2003, Open Text acquired approximately 75% of the shares of Gauss. As of December 31, 2003 Open Text had acquired approximately 87% of the outstanding shares of Gauss. Open Text intends to acquire 100% of the shares of Gauss.

On October 23, 2003, Open Text acquired all the common shares of SER.

Industry Developments

The recent acquisitions by Open Text are part of the overall consolidation taking place in the Enterprise Content Management (“ECM”) industry. Vendors in the ECM sector are consolidating to broaden their product lines to take advantage of enterprise growth opportunities, strengthen and extend customer relationships, and achieve increased efficiencies. The opportunities are enhanced by significant increases in content growth resulting from increases in e-mail traffic, greater usage of collaboration solutions, requirements for content to satisfy regulatory compliance statutes, and the need to store and retrieve content faster and more effectively. Customers seek to have a complete suite of products integrated into a single product offering to properly manage their content. “One-stop shopping”, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical. The Company’s acquisition strategy reflects its focus on providing comprehensive ECM solutions to the market. The acquisitions recently completed by the Company, extend its enterprise suite of offerings. Through internal development and its acquisition strategy, Open Text has created a broad product line to offer customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended on June 30, 2003 filed with the Securities and Exchange Commission.

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

The critical accounting policies affecting significant judgments and estimates used in the preparation of its condensed consolidated financial statements have been applied as outlined in the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2003, filed with the Securities and Exchange Commission. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

RESULTS OF OPERATIONS

Three Months Ended on March 31, 2004 compared with Three Months Ended on March 31, 20031

Revenues

The Company’s total revenues increased 82% from $44.0 million in the three months ended on March 31, 2003 to $80.2 million for the three months ended on March 31, 2004. The increase in revenues resulted primarily from the 2004 Acquisitions as well as significant organic growth.

License revenues increased 82% from $19.0 million in the three months ended on March 31, 2003 to $34.5 million in the three months ending March 31, 2004. The increase in license revenue relates primarily to the 2004 acquisitions as well as organic growth. Also contributing to the Company’s strong license revenue performance is the increase in large license transactions. During the quarter ended on March 31, 2004 the Company completed five transactions that individually accounted for over $1 million in revenue each. This compares to one transaction exceeding $1.0 million in revenue completed during the quarter ended on March 31, 2003.

Customer support revenues increased 77% from $16.2 million in the three months ended on March 31, 2003 to $28.6 million for the three months ended on March 31, 2004. The majority of the increase is attributable to the 2004 Acquisitions. The remaining increase in customer support revenues is directly attributable to the increase in licenses granted in the prior year as well as strong renewal rates for maintenance contracts from existing customers.

Service revenues increased 96% from $8.7 million in the three months ended on March 31, 2003 to $17.1 million in the three months ended on March 31, 2004. The increase is primarily attributable to the 2004 Acquisitions. Services revenues excluding acquisitions remained relatively constant representing the continuing competitive market for services engagements, especially in Europe. In addition, while service revenue related to Livelink is growing, this is offset by decreases in services revenue related to certain legacy products. Utilization of services personnel in the quarter ended on March 31, 2004 and 2003 was 60% and 49%, respectively.

No single customer accounted for greater than 10% of the Company’s revenue during the three months ending March 31, 2003 or 2004. For the three months ended on March 31, 2004, 45% of total revenues were from customers located in North America, 47% of total revenues were from customers in Europe and 8% of total revenues were from customers in the Middle East and Asia (“Other”), compared with 53%, 45% and 2%, respectively, for North America, Europe and Other for the three months ended on March 31, 2003. The change in the mix of revenue by geography resulted from the 2004 Acquisitions which increased the Company’s global presence.

Cost of revenues

Cost of license revenues increased 63% from $1.6 million in the three months ended on March 31, 2003 to $2.6 million in the three months ended on March 31, 2004. As a percentage of license revenues, cost of license revenues remained consistent at 8% for the three months ended on March 31, 2003 and 2004. The increase in cost of license revenues is primarily a function of the increase in license revenues due to both organic growth and acquisitions completed during the period.

Cost of customer support revenues increased 105% from $2.7 million in the three months ended on March 31, 2003 to $5.6 million in the three months ended on March 31, 2004. As a percentage of customer support

[1]	All percentage calculations are made using the amounts derived directly from the financial statements and not from rounded amounts referred to in the text of management’s discussion and analysis.

revenues, cost of customer support revenues increased from 17% in the three months ended on March 31, 2003 to 20% during the three months ended on March 31, 2004. The increase in cost of customer support revenue is primarily associated with the increase in personnel-related expenses related to new employees from acquired companies, as well as the higher cost structure for customer support at these acquired companies. The Company is taking measures to improve the cost structure of the acquired companies to reflect the lower cost of the Open Text structure going forward.

Cost of service revenues increased 82% from $6.6 million in the three months ended on March 31, 2003 to $12.0 million in the three months ended on March 31, 2004. As a percentage of service revenues, cost of service revenues decreased from 76% in the three months ended on March 31, 2003 to 70% in the three months ended on March 31, 2004. The increase in cost of service revenues resulted primarily from increases in the number of employees as a result of the Company’s acquisitions compared to a year ago. The decrease in the cost of service revenue as a percentage of service revenue resulted primarily from the consolidation of IXOS beginning March 1, 2004, as well as the associated improvements made in services margin as a result of the restructuring actions taken by IXOS during the third quarter ended on March 31, 2004. The improvement also resulted from the increase in utilization, and improved cost structure in certain products. In addition, the Company’s core European operations showed improved performance over the prior year.

Research and development

Research and development expenses increased 38% from $7.6 million in the three months ended on March 31, 2003 to $10.5 million in the three months ended on March 31, 2004. Research and development expenses consist primarily of personnel expenses, and related facilities and equipment expenses, partially offset by the benefit of research and development tax credits and U.S. investment tax credits. As a percentage of revenues, research and development expenses decreased from 17% to 13%. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from the 2004 Acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies. The number of employees in research and development has almost doubled from the same number a year ago, primarily as a result of the addition of employees from acquired companies. The decrease in research and development expenses as a percentage of total revenue is primarily due to the consolidation of IXOS beginning March 1, 2004 and the associated higher weighting of revenue occurring towards the end of the quarter as compared with the development expenditures which occur more evenly over the quarter.

During the quarter ended March 31, 2004 Open Text shipped Livelink Instant Messaging which integrates Presence and Instant Messaging technology into Livelink, enhancing the real-time collaboration capabilities of Livelink. In addition, products that integrate technologies from recent acquisitions were released including Livelink Web Content Management Server, which includes technology from Gauss and IXOS. This product significantly strengthens Livelink’s ability to support Web Content Management applications. Also released this quarter is Coreport version 7.0 which is a big step forward in portal capabilities. Several products were updated including Livelink Workflow, Explorer, Meeting Zone, LaunchForce and E-Sign.

Sales and marketing

Sales and marketing expenses increased 76% from $13.2 million in the three months ended on March 31, 2003 to $23.2 million in the three months ended on March 31, 2004. Sales and marketing expenses include the costs associated with the Company’s sales force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of revenues, sales and marketing expenses decreased from 30% in the three months ended on March 31, 2003 to 29% in the three months ended on March 31, 2004. The increase in sales and marketing expenses is a result of increased spending related to the increase in revenues, due to employee incentive programs and commissions, as well as increased spending on marketing new products acquired in recent acquisitions. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended on March 31, 2004 resulted primarily from a higher total revenue base.

General and administrative

General and administrative expenses increased 90% from $3.6 million in the three months ended on March 31, 2003 to $6.8 million in the three months ended on March 31, 2004. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of total revenues, general and administrative expenses increased from 8% for the three months ended March 31, 2003 to 9% for the three months ended on March 31, 2004. The increase in general and administrative expenses is directly related to growth in personnel through acquisitions and the associated increases of personnel to support these acquisitions, as well as an increase in certain consulting costs related to work performed by the Company to comply with Section 404 of the Sarbanes-Oxley Act.

Depreciation

Depreciation expense increased 39% from $1.3 million in the three months ended on March 31, 2003 to $1.8 million in the three months ended on March 31, 2004. As a percentage of revenues, depreciation expense decreased from 3% in the three months ended on March 31, 2003 to 2% in the three months ended on March 31, 2004. The increase in depreciation expense is a result of additional capital assets acquired in recent acquisitions as well as additional capital expenditures in the Company’s core operations. The decrease in depreciation expense as a percentage of revenues resulted primarily from a higher revenue base.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 273% from $822,000 in the three months ended on March 31, 2003 to $3.1 million in the three months ended on March 31, 2004. As a percentage of revenues, amortization of acquired intangible assets increased from 2% in the three months ended on March 31, 2003 to 4% in the three months ended on March 31, 2004. Amortization of acquired intangible assets increased primarily because of additional amortization of core technology, purchased software and customer relationships acquired pursuant to the 2004 Acquisitions.

Restructuring

During the third quarter of fiscal 2004, in connection with the integration of its recent acquisitions, the Company approved a plan to streamline its operations. The initiative totaled approximately $10.0 million and consists primarily of a reduction in Open Text’s workforce and excess facilities associated with the integration.

Other income

Other income decreased from $876,000 for the three months ended on March 31, 2003 to $817,000 for the three months ended on March 31, 2004. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest income

Interest income increased from $239,000 for the three months ended on March 31, 2003 to $517,000 for the three months ended on March 31, 2004. The increase in interest income is a result of higher cash balances maintained during the period partially offset by lower interest rates realized during the three-month period ended on March 31, 2004 compared to the three months ended on March 31, 2003.

Income taxes

The net deferred income tax asset as at March 31, 2004 of $23.9 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. The Company records a valuation allowance against deferred income tax assets when the company believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, the Company has determined that a valuation allowance (excluding the valuation allowance required for Gauss’ and IXOS’ deferred taxes) of $6.0 million is required in respect of its net deferred income tax assets as at March 31, 2004. A valuation allowance of $5.7 million was required for the deferred income tax assets as at June 30, 2003. In order to fully utilize the net deferred income tax assets of $23.9 million, the Company will need to generate future taxable income in applicable jurisdictions of approximately $65.7 million. Based on the Company’s current projection of taxable income for the periods in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the net deferred income tax assets as at March 31, 2004. The net deferred tax liability as at March 31, 2004 of $39.5 million arises mainly from purchased intangible assets acquired in the Gauss and IXOS transactions.

Gauss had approximately $218 million of net operating loss carry forwards at March 31, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since it is unlikely that the company will be able to utilize any of these net operating loss carry forwards. However, the Company will continue to evaluate these net operating loss carryforwards. The gross deferred tax asset related to these loss carry forwards is $91 million and is fully offset by a valuation allowance.

IXOS had approximately $132 million of net operating loss carry forwards and other future deductions at March 31, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards and other future deductions since it is unlikely that the company will be able to utilize them. However the Company will continue to evaluate these net operating loss carryforwards. The gross deferred tax asset related to these loss carry forwards is $36 million and is offset by a valuation allowance and deferred tax liabilities.

During the three months ended on March 31, 2004, the Company recorded a tax provision of $1.6 million compared to $829,000 recorded during the three months ended on March 31, 2003. The increase in the Company’s tax provision resulted from the Company becoming taxable in certain taxing jurisdictions where it was previously able to use loss carry forwards.

RESULTS OF OPERATIONS

Nine Months Ended on March 31, 2004 compared with the Nine Months Ended on March 31, 2003

Revenues

The Company’s total revenues increased by 49% from $124.6 million for the nine months ended on March 31, 2003 to $186.1 million for the nine months ended on March 31, 2004. License revenue increased by 53% from $51.9 million in the nine months ended on March 31, 2003 to $79.3 million in the nine months ended on March 31, 2004. The increase in license revenues resulted primarily from the 2004 Acquisitions as well as significant organic growth. During the nine months ended March 31, 2004 the Company closed nine transactions with greater than $1 million in revenue as compared with seven transactions during the same period last year.

Customer support revenues increased 56% from $44.7 million in the nine months ended on March 31, 2003 to $69.9 million for the nine months ended on March 31, 2004. The increase in customer support revenues was directly attributable to the 2004 Acquisitions as well as the increase in licenses granted in the prior year and strong renewal rates for maintenance contracts with existing customers.

Service revenues increased 32% from $28.0 million in the nine months ended on March 31, 2003 to $36.9 million in the nine months ended on March 31, 2004. The increase in service revenues relates primarily to growth from the 2004 Acquisitions and was partially offset by decreases in core service revenues. The decrease in core service revenues is attributable to the competitive market for services engagements, especially in Europe.

In the nine months ended on March 31, 2004 and 2003 no one customer accounted for greater than 10% of revenues. For the nine months ended on March 31, 2004, 52% of total revenues were from customers located in North America, 42% of total revenues were from customers in Europe and 6% of total revenues were from customers in countries outside North America and Europe (“Other”), compared with 57%, 40% and 3%, respectively, for North America, Europe and Other for the nine months ended on March 31, 2003.

Cost of revenues

Cost of license revenues increased 33% from $4.9 million in the nine months ended on March 31, 2003 to $6.5 million in the nine months ended on March 31, 2004. As a percentage of license revenues, cost of license revenues decreased from 9% in the nine months ended on March 31, 2003 to 8% in the nine months ended on March 31, 2004. The increase in cost of license revenues was largely related to the costs from companies acquired during the period as well as the mix of the royalties for third party products embedded in our software and reseller fees. The decrease in the cost of license revenues as a percentage of license revenues resulted from the substantial increase in base license revenues, without an offsetting increase in cost of license revenue.

Cost of customer support revenues increased 72% from $7.5 million in the nine months ended on March 31, 2003 to $12.8 million in the nine months ended on March 31, 2004. As a percentage of customer support revenues, cost of customer support revenues increased from 17% in the nine months ended on March 31, 2003 to 18% in the nine months ended on March 31, 2004. The increase in cost of customer support revenues is primarily due to an increase in personnel-related expenses associated with the new employees from acquisitions.

Cost of service revenues increased 40% from $20.3 million during the nine months ended on March 31, 2003 to $28.3 million in the nine months ended on March 31, 2004. As a percentage of service revenues, the cost of service revenues increased from 72% in the nine months ended on March 31, 2003 to 77% in the nine months ended on March 31, 2004. The increase in cost of service revenues resulted primarily from increases in the number of employees as a result of the Company’s acquisitions.

Research and development

Research and development costs increased 38% from $20.6 million in the nine months ended on March 31, 2003 to $28.5 million in the nine months ended on March 31, 2004. As a percentage of revenues, research and development costs decreased from 17% for the nine months ended on March 31, 2003 to 15% for the nine months ended on March 31, 2004. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies. The decrease in research and development as a percentage of total revenues is primarily a result of higher revenue relative to same period in the prior year.

Development efforts will continue to focus on enhancing our existing products while creating new offerings that result from the combination of technologies from the recently acquired companies. The strengths of the recently acquired companies in interfacing with ERP and CRM systems and working with a number of storage management products will enable Open Text to offer the most comprehensive platform for Enterprise Content Management.

Sales and marketing

Sales and marketing expenses increased 42% from $39.0 million in the nine-month period ended on March 31, 2003 to $55.5 million in the nine-month period ended on March 31, 2004. As a percentage of revenues, sales and marketing expenses decreased slightly from 31% for the nine months ended on March 31, 2003 to 30% during the nine months ended on March 31, 2004. The increase in sales and marketing expenses is primarily due to increases in spending directly related to the increase in revenues due to employee incentive programs and commissions, as well as additional personnel from acquired companies. The decrease in sales and marketing expenses as a percentage of total revenues for the nine months ended on March 31, 2004 resulted primarily from a higher total revenue base.

General and administrative

General and administrative expenses increased 45% from $10.4 million in the six months ended on March 31, 2003 to $15.1 million in the nine months ended on March 31, 2004. As a percentage of revenues, general and administrative expense remained constant at 8% for the nine months ended on March 31, 2003 and 2004. The increase in general and administrative expense is a result of increases in personnel-related costs to support the Company’s growth as well as additional personnel acquired in acquisitions, and certain consulting costs.

Depreciation

Depreciation increased 20% from $3.7 million in the nine months ended on March 31, 2003 to $4.5 million in the nine months ended on March 31, 2004. As a percentage of revenues, depreciation expense decreased from 3% in the nine months ended on March 31, 2003 to 2% in the nine months ended on March 31, 2004. This increase in depreciation resulted primarily from acquired capital assets related to the acquisitions. The decrease in depreciation as a percentage of revenues resulted from the higher revenue base.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 187% from $2.0 million in the nine months ended on March 31, 2003 to $5.9 million in the nine months ended on March 31, 2004. As a percentage of revenues, amortization of acquired intangible assets increased from 2% in the nine months ended on March 31, 2003 to 3% in the nine months ended on March 31, 2004. Amortization of acquired intangible assets increased primarily due to amortization of core technology, purchased software and customer relationships acquired pursuant to recently completed acquisitions.

Other income

Other income decreased from $2.0 million in the nine months ended on March 31, 2003 to $1.3 million in the nine months ended on March 31, 2004. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest income

Interest income decreased from $971,000 in the nine months ended on March 31, 2003 to $954,000 in the nine months ended on March 31, 2004, primarily due to lower interest rates.

Income taxes

During the nine months ended on March 31, 2004, the Company recorded a tax provision of $5.9 million compared to $829,000 recorded during the nine months ended on March 31, 2003. The increase in the Company’s tax provision resulted from the Company becoming taxable in certain taxing jurisdictions where it was previously able to use loss carry forwards. This was partially offset by the benefit of the increase in Ontario tax rates on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Other than cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares and more recently on the exercise of stock options. At March 31, 2004, the Company had current assets of $269.4 million, current liabilities of $171.4 million and working capital of $98.1 million. These amounts compare to current assets of $164.1 million, current liabilities of $69.7 million and working capital of $94.4 million at June 30, 2003. The increase in current assets and liabilities primarily relates to the acquisition of IXOS. The results of IXOS have been consolidated effective March 1, 2004.

Net cash provided by operating activities during the three months ended on March 31, 2004 was $15.4 million, compared to $10.7 million during the three months ended on March 31, 2003. The increase was primarily a result of the increase in net income prior to non cash charges during the third quarter, and the increase in deferred revenue, partially offset by higher receivables balances due to the increase and timing of sales during the quarter as compared to the same quarter in the prior year, as well as other changes in working capital balances.

Net cash provided by operating activities during the nine months ending March 31, 2004 was $20.6 million, compared to $31.9 million during the nine months ending March 31, 2003 The decrease was primarily a result of higher receivable balances due to the increase and timing of sales during the period as compared to the same period in the prior year, during which there was a significant decrease in receivables, a decrease in payables (excluding IXOS) as well as other changes in working capital balances. Days sales outstanding at March 31, 2004 was 99 days as compared to 62 days at March 31, 2003. Open Text’s DSO excluding IXOS was 62 days at March 31, 2004. The increase primarily resulted from consolidating IXOS beginning March 1, 2004. IXOS’ DSO was significantly higher than Open Text’s historical DSO. Open Text is taking steps to improve the DSO on a go forward basis.

Net cash provided by investing activities was $64.8 million during the three months ended on March 31, 2004 compared to net cash used in investing activities of $7.2 million during the three months ended on March 31, 2003. During the three months ended on March 31, 2004, the Company spent approximately $15.3 million to purchase shares of IXOS, offset by approximately $39.9 million of cash acquired from IXOS, $1.5 million on the purchase of capital assets, and $4.8 million relating to business acquisition costs related to the acquisition of IXOS and other costs of approximately $300,000. In addition, $46.9 million was provided by the cancellation of the agreement to maintain certain cash balances related to the completion of the IXOS acquisition. During the prior quarter this amount was treated as restricted cash and classified as a long-term asset related to the IXOS transaction.

Net cash used in investing activities was $912,000 during the nine months ended on March 31, 2004 compared to $21.4 million during the nine months ending March 31, 2003. During the nine month period ended on March 31, 2004, the Company acquired IXOS, Gauss and SER for $28.5 million of cash offset by approximately $39.9 million of cash acquired from IXOS. In addition, the Company spent approximately $3.5 million on the purchase of capital assets, $6.6 million relating to business acquisition costs, and $2.3 million on other acquisitions.

Net cash provided by financing activities was $7.9 million in the three months ended on March 31, 2004 compared to $2.4 million in the three months ended March 31, 2003, which consisted primarily of $6.9 million of proceeds from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan and $1.1 million from the exercise of warrants issued in connection with the IXOS acquisition.

Net cash provided by financing activities was $16.5 million in the nine months ended on March 31, 2004 compared to $12.5 million used in financing activities in the nine months ended March 31, 2003, resulting primarily from proceeds of $16.3 million from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan and $1.1 million from the exercise of warrants issued in connection with the IXOS acquisition. The proceeds were offset by $700,000 of deferred costs related to the IXOS acquisition and $300,000 of other payments.

The Company has a Cdn$10.0 million (USD$7.7 million) line of credit with a Canadian Chartered bank, under which no borrowings were outstanding at March 31, 2004. The line of credit bears interest at the prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable. In the future, the Company may issue Common Shares or debt financing to provide liquidity.

The Company’s subsidiary in Japan has a short term bank loan totalling approximately $2.3 million at March 31, 2004. The loan is renewed monthly. There are no significant covenants associated with these borrowings.

Acquisition of IXOS

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS. The transaction was consummated via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS for either cash or Common Shares and Common Share purchase warrants of the Company (the “Alternative Consideration”). The tender offer for all shares of IXOS by Open Text began on December 2, 2003. On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, 2016091 Ontario, a wholly owned subsidiary of Open Text Corporation, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for the Alternative Consideration of Open Text Common Shares and warrants, with the balance, including shares purchased on the open market, tendered for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consists of 0.5220 of an Open Text common share and 0.1484 of a warrant. Each whole warrant is exercisable to purchase one Open Text Common Share for up to one year after the closing date of the Tender Offer at a strike price of US$20.75 per share.

On November 11, 2003, the Company entered into a credit agreement with a Canadian Chartered bank to provide credit facilities required to satisfy regulatory requirements in connection with the tender offer to acquire all of the shares of IXOS. In March 2004 the Company canceled these credit facilities as they were no longer required for the acquisition of IXOS.

On a cumulative basis, to date, license and service revenues have been insufficient to satisfy the Company’s total cash requirements, particularly as the Company has sought to repurchase its Common Shares, acquire businesses and grow its infrastructure. The Company will likely need to raise additional funds, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the Company’s stockholders may be reduced, the Company’s stockholders may experience additional dilution, and such securities may have rights, preferences, or privileges senior to those of the Company’s stockholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of acquisition opportunities or develop or enhance its services or products would be significantly limited.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year	Leases	Sub Lease Rentals	net
2004	$6,395	$1,949	$4,446
2005	23,026	6,797	16,229
2006	19,592	6,260	13,332
2007	18,516	6,043	12,473
Thereafter	74,823	24,213	50,610

	$142,352	$45,262	$97,090

The Company also has a long-term network services contract for telecommunication. The contractual obligations under this contract totals approximately $1.6 million through September 2006.

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

The tender offer for all shares of IXOS by Open Text began on December 2, 2003. On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, 2016091 Ontario, a wholly owned subsidiary of Open Text Corporation, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares,

17,792,529 shares (approximately 93% of the tendered shares) have been tendered for the Open Text Common Shares and warrants, with the balance, including shares purchased on the open market, tendered for approximately $15 million in cash. The issuance of Common Shares and Common Share purchase warrants by Open Text under the offer and the subsequent resale of these securities may result in a material adverse affect on the market value of our Common Shares. After completion of the offer, Open Text must successfully integrate, among other things, certain product offerings, product development, sales and marketing, administrative and customer service functions, and management information systems of the Company and IXOS. This integration may cause disruptions, including potential loss of customers, suppliers, and other business partners, in the business of Open Text or that of IXOS, which could have material adverse effects on each company’s or the combined companys’ business and operations. In addition, Open Text may not be able to retain the management and key employees of IXOS. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company. Expected cost savings from the business combination may not be fully realized or realized within the Company’s expected time frames.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text is continually working on the development of, and improvements to, new versions of Livelink and other products. In June 2003 the Company released Livelink LaunchForce, an application that offers closed-loop distribution of critical information to a distributed field-sales organization. This product, based on rich-media technology acquired by Open Text from Eloquent, is designed to accelerate training time for sales forces and simultaneously helps large sales organizations save money. In August 2003 the company released Livelink 9.2, which significantly advanced the ease of use of the system and added significant capabilities to support team collaboration. In addition the company continues to improve Meeting Zone based on customer feedback. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

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

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. Revenues derived outside of North America represented 48%, 42%, and 40% of total revenues for fiscal 2004 (year to date), 2003, and 2002, respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, and other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

The loss of license to use third party software or the lack of support or enhancement of such software could adversely affect the Company’s business

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products. For a limited number of product modules, the Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated, and could adversely affect the Company’s business.

The Company’s success depends and will depend on our relationships with strategic partners.

The Company relies on close cooperation with leading partners for product development, optimization, and sales. If any of our partners should decide for any reason to terminate or scale back their cooperative efforts with the Company, our business, operating results, and financial condition may be adversely affected.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown to approximately 2,250 as of March 31, 2004, including contractors. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

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

The Company’s performance will depend on initial and continued market acceptance of our primary software products and services

The Company’s revenues come from the licensing, servicing, and maintenance of our business document and content management software. Any reduction in demand for the Company’s software, or lack of meaningful growth in the market for this software, could have a material adverse effect on the Company’s business, operating results, and financial condition. The development of our core market and applications in the areas of business software, enterprise portals and web content management, email management and groupware, and customer relationship management (“CRM”) are particularly important to the Company’s success.

The unpredictability of our sales cycle may lead to fluctuations in operating results if our revenues are below expectations

We generally ship our software products shortly after receipt of an order and normally do not have a significant backlog of unfulfilled orders. Our software license revenues for any quarter are materially dependent on orders that are booked and shipped in that quarter and cannot be predicted with any degree of certainty. In the past, we have experienced considerable fluctuations in quarterly results from operations and expect this to continue to occur in the future. Accordingly, shortfalls in revenues may cause significant variations in operating results in any quarter. Factors that could cause these fluctuations include:

•	economic conditions, which may affect our customers’ and potential customers’ budgets for information technology expenditures;

•	the unpredictable timing of orders and the long sales cycles for our products (our sales cycle is typically between six and nine months);

•	the timing and market acceptance of new product releases or product enhancements by either us or our competitors;

•	the timing of product implementations, which are highly dependent on our customers’ resources and discretion;

•	any change in our pricing policy or the pricing policies of our competitors;

•	any acquisitions consummated in a particular quarter; and

•	the time it takes newly hired sales and consulting personnel to become fully productive.

Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

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

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at March 31, 2004. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with maturities of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended on March 31, 2004 would have been an decrease of approximately $0.3 million.

Foreign currency risk

The Company has net monetary asset and liability balances in foreign currencies other than the US Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Swiss Franc (“CHF”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in US Dollars. The Company does not currently use financial instruments to hedge its exposures in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following table provides a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% change against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the quarter ended on March 31, 2004. This analysis is presented in functional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Canadian Dollar	$537	$(634)	$(97)
Euro	2,100	(2,902)	(802)
British Pound	997	(863)	134
Swiss Franc	447	(680)	(233)

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-a15 (b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fiscal quarter ended on March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) – Issuance of Unregistered Securities

On October 20, 2003, the Company and its wholly-owned subsidiary, 2016091 Ontario Inc., entered into a Business Combination Agreement (the “BCA”) with IXOS Software AG (“IXOS”) pursuant to which Open Text agreed to undertake a tender offer to purchase all of the issued and outstanding shares of IXOS (“IXOS Shares”). On October 20, 2003, the Company entered into a support agreement with a significant group of shareholders of IXOS holding approximately 26.7% of the IXOS Shares. Under the Offer, IXOS Shareholders were entitled to elect to receive either cash consideration or Common Shares and Common Share purchase warrants.

On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, 2016091 Ontario, a wholly owned subsidiary of Open Text Corporation, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) have been tendered for the Alternative Consideration of Open Text shares and warrants, with the balance, including shares purchased on the open market, tendered for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consists of 0.5220 of an Open Text Common Share and 0.1484 of a warrant. Each whole warrant is exercisable to purchase one Open Text common share for up to one year after the closing date of the Tender Offer at a strike price of US$20.75 per share. Under the Alternative Consideration approximately 9.3 million shares of Open Text were issued to shareholders of IXOS.

The Common Shares and Warrants were issued in reliance upon exemption from the registration and certain tender offer provisions of the U.S. Securities Act of 1933, as amended (the “Act”), set forth in Rule 802 promulgated under the Act and Rule 14d-1(c) promulgated under the United States Securities Exchange Act of 1934 (such Acts, and the rules promulgated thereunder, the “US Securities Laws”). The availability of the Exemptions is based on satisfaction of certain conditions including Open Text’s reasonable determination that (i) IXOS is a “foreign private issuer” as defined in the US Securities Laws, and (ii) US holders hold no more than 10% of the stocks of IXOS, as determined in accordance with the terms of the Exemptions as of the date which occurs 30 days before the commencement of the Tender Offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No	Description
10.1	English Summary of Lease Agreement dated April 25, 2001, between WBT Wohnungs- und Bautreuhand Verwaltungs- und Verwertungsgesellschaft mbH, Ms Anjuta Aigner-Dünnwald and IXOS Software AG (filed herewith).

10.2	English Summary of Lease Agreement dated April 12, 2000, between Technopark Grundstück GmbH & Co. KG, and IXOS Software AG (filed herewith).

10.3	English Summary of Sublease Agreement dated December 12, 2000, between IXOS Software AG, and Siemens Aktiengesellschaft (filed herewith).

10.4	English Summary of Lease Agreement dated December 8, 2000, between SPS Immobilien AG and Obtree Technologies Inc. (filed herewith).

10.5	Business Combination Agreement dated October 2003, between 2016091 Ontario Inc., Open Text Corporation and IXOS Software AG (filed herewith).

10.6	Form of Indemnity Agreement entered into by Open Text Corporation and each of its Directors (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K and 8-K/A

Description
i) Press Release	On January 8, 2004, the Company filed a Report on Form 8-K, pursuant to Item 12 thereof, to furnish a press release announcing the Company’s preliminary financial results for the second fiscal quarter ended on December 31, 2003.

ii) Press Release	On January 15, 2004 the Company filed a Report on Form 8-K, pursuant to Item 5 thereof, to file, a press release issued by the Company on January 13, 2004.

iii) Financial results	On January 22, 2004, the Company filed a Report on Form 8-K, pursuant to Item 12 thereof, to furnish a press release announcing the Company’s financial results for the second fiscal quarter ended on December 31, 2003.

iv) Press Release	On February 6, 2004 the Company filed a Report on Form 8-K, pursuant to Item 9 thereof, to furnish, a press release issued by the Company on February 5, 2004.

v) Acquisition of IXOS SOFTWARE AG	On February 26, 2004, the Company filed a Report on form 8-K, pursuant to Items 2 and 7 thereof, announcing that on February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, 2016091 Ontario Inc., a wholly owned subsidiary of Open Text Corporation, acquired approximately 88% of the ordinary share capital and voting rights of IXOS SOFTWARE AG.

vi) Press Release	On February 27, 2004 the Company filed a Report of Form 8-K, pursuant to Item 9 thereof, to furnish, a press release issued by the Company on February 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION
Date: May 17, 2004
	By:	/s/ P. THOMAS JENKINS
P. Thomas Jenkins Chief Executive Officer

/s/ ALAN HOVERD
Alan Hoverd Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description
10.1	English Summary of Lease Agreement dated April 25, 2001, between WBT Wohnungs- und Bautreuhand Verwaltungs- und Verwertungsgesellschaft mbH, Ms Anjuta Aigner-Dünnwald and IXOS Software AG (filed herewith).

10.2	English Summary of Lease Agreement dated April 12, 2000, between Technopark Grundstück GmbH & Co. KG, and IXOS Software AG (filed herewith).

10.3	English Summary of Sublease Agreement dated December 12, 2000, between IXOS Software AG, and Siemens Aktiengesellschaft (filed herewith).

10.4	English Summary of Lease Agreement dated December 8, 2000, between SPS Immobilien AG and Obtree Technologies Inc. (filed herewith).

10.5	Business Combination Agreement dated October 2003, between 2016091 Ontario Inc., Open Text Corporation and IXOS Software AG (filed herewith).

10.6	Form of Indemnity Agreement entered into by Open Text Corporation and each of its Directors (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).