Form 10-K
period 2004-06-30
OPEN TEXT CORP
filed 2004-09-13
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004.

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

Common Shares, without par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    Yes  ☒    No  ☐

Aggregate market value of the Registrant’s Common Shares held by non-affiliates as of June 30, 2004 was approximately $1,113 million. The number of the Registrant’s Common Shares outstanding as of September 1, 2004 was 51,235,368.

PART I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact, but are “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or in its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward- looking statements. Any forward-looking statements should be considered in light of the risks and uncertainties discussed in Item 7 under “Risk Factors That May Affect Future Results” beginning on page 50 of this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions related to these plans, estimates, opinions and projections should change.

Item 1. Business

The Company

Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario). The Company amended its articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, July 1, 2002, and July 1, 2003. References herein to the “Company” or “Open Text” refer to Open Text Corporation and its subsidiaries. The Company’s principal executive offices are located at 185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5, and its telephone number at that location is (519) 888-7111. The Company’s World Wide Web homepage address is www.opentext.com. Throughout this Form 10-K, the term “fiscal 2004” means the Company’s fiscal year beginning on July 1, 2003 and ending on June 30, 2004 and the term “fiscal 2003” means the Company’s fiscal year beginning July 1, 2002 and ending on June 30, 2003. Unless otherwise indicated, all amounts included in this Form 10-K are expressed in U.S. dollars.

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

BUSINESS OF THE COMPANY

Open Text™ is an independent software vendor providing enterprise content management (“ECM”) solutions that bring together people, processes, and information. In today’s highly regulated and interactive business world, organizations need to operate in structured ways while simultaneously giving people the freedom to innovate and grow. By enabling organizations to manage content from initial creation to final archive, we offer the most comprehensive, end-to-end content lifecycle management solutions. Our software seamlessly combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

The Company’s software enables organizations to effectively address a diverse range of business needs including the ability to: comply with increasing and changing regulatory requirements, classify and organize information, manage the retention and archiving of massive information volumes, unify globally distributed teams, capture market opportunities, accelerate product cycles, improve customer and partner relationships, and alter business strategies.

Open Text develops, markets, licenses and supports its software for use by global organizations on intranets, extranets and the Internet. The Company’s principal product line is Livelink®, which seamlessly combines collaboration and content management, transforming information into knowledge and providing the foundation for innovation, compliance, and accelerated growth. The software enables users to capture, and find and retrieve electronically stored information, work together in both creative and collaborative processes as well as more structured processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides comprehensive configuration, rapid deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does, on occasion, include certain third party software in its products.

In the eight years since the introduction of the Livelink product line, Livelink has achieved significant market acceptance. Organizations with tens of thousands of users are deploying Livelink for business-critical applications. The Company believes two key factors distinguish Livelink from competing alternatives. First, unlike collaborative software developed for client/server environments, Livelink was designed from the outset to run on the Internet. As a Web-based technology, Livelink scales easily and rapidly to thousands of users, gigabytes of data, and millions of documents. Second, unlike solutions offering tools for users to build custom collaborative applications, Livelink is a ready-to-install configurable application. It has open architecture, is easy to customize and requires no special development for project teams to quickly become productive. As a result, time required to deploy the software is shorter than competing alternatives, allowing companies to enhance their ability to realize their return on investment quickly.

With its acquisition of IXOS Software AG (“IXOS”) during fiscal 2004, the Company has added a second primary product line focused on enabling document archiving and retrieval from enterprise applications such as Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) systems. IXOS developed this business in cooperation with SAP AG initially around SAP’s product, SAP R/3 and later broadened the offering to support other enterprise applications. The deployment typically involves management of massive business documents associated with primary accounts payable and accounts receivable processes. More recently, IXOS implemented a strategy to expand its product portfolio to include broader ECM capabilities. Those non-SAP capabilities primarily include Web Content Management, e-mail archiving, and business process management. These capabilities will continue to be supported for existing customers and the Company has begun integrating some of these capabilities into the Livelink product line. The ERP document enabling function retains the IXOS branding whose base technology provides the foundation for enterprise content repository services that could be commonly exploited by Livelink, SAP R/3, email applications, and other enterprise applications. The combined companies offer a comprehensive set of integrated capabilities that allow an organization to work with content in context.

As an extension to its solutions-based offerings, the Company also provides professional services, training, documentation and technical support services to accelerate its customers’ implementation of, and satisfaction with, its products. Open Text believes its ability to offer a high level of customer support and service is critical to its success. The Company’s major products are typically licensed with an annual maintenance contract which entitles the customer to remote support, product updates and maintenance releases. For additional fees, Open Text also offers training and consulting services and provides integration services for the purpose of configuring and customizing the Company’s software to specific customer needs.

The Company maintains its Global Alliance Program that provides the commercial and technical training and support for systems integrators (“SIs”), management consultants, solution providers, technology providers, storage vendors, independent software vendors (“ISVs”), value-added resellers (“VARs”), and application service providers (“ASPs”) to work with the Company toward mutually beneficial business objectives. Business, technical, and marketing relationships have been formed with industry leaders such as Adobe, Accenture, Bearing Point, Cap Gemini Ernst & Young, CSC, Deloitte, EDS, Hewlett Packard, Hitachi Data Systems, Microsoft, Network Appliance, Oracle, SAP, Siebel Systems, Siemens Business Services, StorageTek, and Sun.

Open Text has consistently sought to broaden its technology base and product offerings and to strengthen its sales and customer support capabilities through acquisitions. Open Text assesses each potential acquisition target with specific emphasis on three main factors. First, the Company seeks to acquire businesses with technologies that can be integrated with its existing technologies to create new products and enhance the existing product family. Second, the Company seeks to acquire businesses with experienced personnel that may have specific domain expertise. Third, the Company seeks to acquire businesses that offer a new distribution channel or customer base for Open Text’s products.

Products and Technology

The Livelink brand is Open Text’s premier brand, representing its commitment to providing innovative, reliable, and scalable ECM software. Livelink Enterprise Server (formerly known as Livelink) continues to be the Company’s flagship collaboration and content management product, but the Company’s product portfolio has significantly expanded, reflecting the emergence of the Enterprise Content Management market.

The Livelink Enterprise Server runs on a variety of computing platforms, including Microsoft™ Windows NT™, Microsoft Windows 2000™, Sun SPARC/Solaris™, and Hewlett-Packard HP-UX™ operating systems. Livelink provides a comprehensive combination of collaborative knowledge management services, custom workspaces, and a modular architecture with value-added application modules. The latest release of Livelink Enterprise Server includes English, French, German, and Japanese language versions. Livelink is certified with a variety of relational database management systems: Microsoft SQL Server™, Oracle 9i™, and Sybase Adaptive Server™, HTTP servers (iPlanet Web Server Enterprise Edition™ and Microsoft Internet Information Server™), and Web browsers (Netscape Navigator™ and Microsoft Internet Explorer™).

Livelink Enterprise Server 9.2, the latest release, significantly improves the ease of use of the system by providing an improved user interface, more personalization of appearance options, new one-click links, one-click “breadcrumbs” that clarify the navigation path, additional wizards that easily guide users through the project creation process, and improved project status and reporting capabilities. Additionally, many other components of the product, such as Livelink MeetingZone™, received incremental improvements and corrections to identified software deficiencies.

In June 2004, Open Text announced the release of Livelink Portal™, an optional module for Livelink Enterprise Server that provides a powerful enterprise integration portal framework. Livelink Portal enables the aggregation, integration, and personalization of enterprise content, including pre-defined connectors for Livelink content such as threaded discussions, document management, news channels, and search. A connector development kit provides companies with the flexibility to easily develop and customize connectors for all of the applications unique to their businesses—as well as their unique views into those applications.

In March 2004, Open Text introduced Livelink MeetingZone™ 2.1. This significant new release of our Web conferencing and online meetings product provided the capability to record meetings in real-time, including all standard Livelink MeetingZone interface activities; users can record slide show presentations, application sharing, whiteboard collaboration and more, as well as the accompanying conference call audio communication. After recording a meeting, users can view synchronized teleconference audio with presented visuals of recorded meetings using the Livelink Eloquent Media Server player.

In March 2004, Open Text announced the release of Livelink Instant Messenger™ 1.0, an optional module for Livelink Enterprise Server that provides secure enterprise instant messaging capabilities. In addition to facilitating real-time spontaneous collaboration between enterprise users, Livelink Instant Messenger introduced the concept of user presence to Livelink. Anywhere that a user name appears in the Livelink Enterprise Server interface—such as the project participants list, discussion topics, workflow assignments, and audit trails—that user’s online presence is also indicated, and other users can initiate an instant messaging session with a single click from that user’s name. Similarly, “presence objects” enable users to create an actual Livelink object that represents their online status, and place it in any Livelink container, enabling other users to initiate messaging sessions with them from that presence object.

In March 2004, Open Text introduced Livelink Eloquent Media Server™, a re-branded version of its rich media knowledge delivery and sales readiness solution. This release provided tighter integration with Livelink Enterprise Server, including an updated user interface. Enhanced quiz capabilities and improved system reporting provide a more robust closed-loop training and certification application. Based on rich-media technology acquired by Open Text from Eloquent, Livelink Eloquent Media Server significantly accelerates training for sales forces, provides a training and certification solution for compliance applications, and simultaneously helps large organizations save money.

In February 2004, Open Text announced a modular upgrade for Livelink Enterprise Server’s workflow and forms core components. The focus of this release was on improved usability, performance, and archival as well as improving the automation of common publishing tasks related to revisions, renditions, and generations of documents.

In January 2004, Open Text announced the release of Livelink Enterprise Server 9.2 SP1. This service pack provided enhanced security and controls for administrators, an optimized user authentication cookie, as well as support for Microsoft Office 2003, and other emerging formats.

IT Solutions Based on Livelink Enterprise Server

Open Text offers a range of products based on the Livelink Enterprise Server software platform. Each of the Livelink Enterprise Server products have the server and content repository at its foundation and adds to it a set of specialized capabilities designed to address a particular IT business problem.

•	Livelink Enterprise Suite™ provides a full range of tightly integrated capabilities, including document management, team collaboration, business process automation, records management, content management, learning and skills management and more.

•	Livelink for Knowledge Management™ enables companies to gather, capture, organize, and search all of the organization’s explicit and tacit knowledge assets from a central point of access, no matter where they are located.

•	Livelink for Collaboration™ enables the best minds in an organization to form virtual teams to work together more efficiently—to share information, create project workspaces, conduct online meetings, coordinate schedules, automate collaborative processes, assign tasks, discuss issues, and much more—enabling an organization to make better decisions faster.

•	Livelink for Business Process Management™ provides organizations with powerful tools for automating business processes from end to end, including sophisticated workflow capabilities, electronic signatures, and a complete solution for designing and managing electronic forms.

•	Livelink for Web Content Management™ is a comprehensive Web content management solution that enables organizations to create and manage content once and re-use it as many times as necessary in a variety of publication types, including intranet, extranet, and Internet sites. Not only does it provide the ability to effectively manage increasing volumes of content, Livelink for Web Content Management makes it easy for business users to author content and participate in the Web content management process, balancing the need for content control with the need for corporate agility and individual empowerment.

•	Livelink for Document Management™ is a secure, Web-based solution for managing any type of electronic document. Livelink for Document Management provides access control, version control and history, full audit trails, compound documents, renditions, workflow for document review and approval, full indexing and searching of content and metadata, and much more.

Business Solutions Based on Livelink Enterprise Server

Open Text offers a selection of business applications built on the Livelink Enterprise Server platform that enable organizations to address particular business needs. The following Livelink Enterprise Server-based applications are available:

•	Livelink for Accounts Payable™ reduces the cost per transaction of invoice processing through powerful invoice data capture and automated invoice routing. By seamlessly integrating with PeopleSoft Enterprise Financials, Livelink for Accounts Payable provides a robust image repository and workflow solution engine to streamline an organization’s accounts payable business processes. Open Text also offers variants of Livelink for Accounts Payable that provide integration with PeopleSoft Enterprise, EnterpriseOne and WorldSoftware.

•	Livelink for Corporate Governance™ provides for the creation, maintenance, testing, remediation and automation of organizational processes and their associated risks. The system provides a specialized workspace for managing Sarbanes-Oxley Section 404 compliance, and also integrates employee training and certification to ensure that the latest internal controls, policies, and procedures are followed throughout the organization.

•	Livelink for Program Management™ is a Web-based enterprise program management application that integrates all areas of an enterprise-level project into one comprehensive solution. It enables organizations to automate proprietary program management methodologies according to predefined “stages” and corresponding “gate” review cycles.

•	Livelink for Regulated Documents™ was originally designed to meet the stringent requirements of the pharmaceutical industry. Livelink for Regulated Documents is a complete solution to securely manage key documents throughout a controlled lifecycle in compliance with all relevant regulatory requirements.

Industry Specific Solutions Based on Livelink Enterprise Server

Open Text offers a selection of industry-specific applications built on the Livelink Enterprise Server platform that enables organizations to address industry-specific business needs. The following Livelink-based applications are available:

•	Livelink for Clinicals™ provides the knowledge management and collaboration infrastructures that enable pharmaceutical employees to share, manage, and analyze clinical trial data throughout the entire clinical trial process.

•	Livelink for Construction Management™ is a collaborative, Web-based environment that primary contractors on construction and engineering projects can use to coordinate the work of many dispersed sub-contractors and vendors to streamline the design, building, operation, and maintenance of any construction-related project.

•	Livelink for Customer Due Diligence™ provides an integrated business process and records management solution that ensures timely due diligence reviews of customer information and compliance with anti-money laundering regulations.

•	Livelink for Exploration and Development™ provides a comprehensive means for managing upstream energy projects including drilling and completion, facility design, construction and shutdown, multi-well field development, prospect identification, asset management, new country entry and exist, and strategic planning.

Livelink Development Tools

Livelink Enterprise Server is highly scalable, extensible and customizable through the use of the Livelink SDK™ (Software Development Kit). The Livelink SDK consists of the Livelink Application Program Interface™ (“LAPI”) and the Livelink Builder™, an object-oriented application development environment designed specifically for building collaborative intranet solutions. Livelink Builder offers customers the ability to customize and extend the features of Livelink to meet their particular needs. LAPI includes Web Services for supporting application development in Microsoft .NET and J2EE environments, as well as native programming interfaces.

Scalability and extensibility have come as much to the forefront as factors in corporate spending decisions as return on investment. Organizations need to be able to develop business cases that not only show short-term profitability, but also long-term interoperability. They need to support direct interactions between all of their applications, to build an environment that makes the most out of corporate content—regardless of where it resides, in what format and on what platform. The integration of structured and unstructured data into a consolidated Enterprise Content Management (ECM) repository requires a framework of communication that supports XML and Internet-based protocols, to extract the maximum value from information and make the most of business opportunities.

Open Text recognizes the need for interoperability; extending the capabilities introduced by the Livelink SDK to leverage the scalability of XML, Livelink Web Services enables rapid development and deployment of customizations to Livelink Enterprise Server, and to integrations between Livelink Enterprise Server and other enterprise applications.

Livelink Optional and Embedded Modules

Open Text offers a wide selection of modules that allow organizations to easily extend and enhance the functionality of Livelink Enterprise Server to suit their evolving business requirements. The following modules are available separately or bundled as part of a solution offering described above:

•	Livelink Activator™ for CORBA® Development Kit enables organizations to create applications that extend Livelink Enterprise Server’s functionality and integrate Livelink Enterprise Server with external systems using Common Object Request Broker Architecture (CORBA) services.

•	Livelink Activator™ for Lotus Notes® makes indexing and retrieving information stored within Lotus Notes quick and easy.

•	Livelink Activator™ for SAP/R3® allows users to leverage their existing legacy systems, providing seamless connectivity between the Livelink Enterprise Server and the R/3 System.

•	Livelink Archive™ for SAP® R/3®: Certified by SAP, Livelink Archive for SAP R/3 is based on SAP’s ArchiveLink® interface, which links SAP applications to external storage systems such as Livelink Enterprise Server. Livelink Archive for SAP R/3 enables Livelink Enterprise Server to be used as the archive for SAP R/3 documents.

•	Livelink Appearance™ enables easy enhancement of the Livelink Enterprise Server user interface. Two components, Appearance XML and Appearance HTML, give users the flexibility to customize the interface using XSL style sheets or simple HTML coding. Users apply UI customizations to a folder location or on a system-wide basis.

•	Livelink Brokered Search™ allows users to submit a single search query to multiple data sources and receive a unified set of results. Brokered Search combines results from multiple Livelink Enterprise Server repositories, Microsoft® Exchange Public Folders, public and internal search engines, as well as from legacy data sources and other authenticated sites.

•	Livelink for Libraries Integration™ allows organizations to extend the reach of their library and its functionality by making it an integral part of their enterprise knowledge architecture.

•	Livelink CADManager™ for AutoCAD is the first in a series of products designed to introduce data from engineering departments into a corporate document management system. To manage the complex relationships of engineering drawings in the Livelink Enterprise Server repository, Livelink CADManager for AutoCAD includes an intuitive structure that differentiates between parent relationships, children relationships, and more. Livelink CADManager for AutoCAD provides seamless access to the Livelink Enterprise Server repository directly from AutoCAD menus, so engineers can interact with Livelink Enterprise Server via the familiar AutoCAD interface.

•	Livelink CADManager™ for MicroStation continues the Livelink CADManager series of products, which are designed to bring engineering departments into the corporate document management system. Livelink CADManager for MicroStation provides seamless access to the Livelink Enterprise Server repository directly from MicroStation menus, simplifying use of the system for engineers. Livelink CADManager for MicroStation also provides a structure to support and manage the complex relationships between CAD drawings within the Livelink Enterprise Server repository.

The ability to maintain work-in-progress drawings within the Livelink Enterprise Server repository provides a secure and collaborative work environment for engineers. With Livelink CADManager for MicroStation, engineers can leverage other Livelink Enterprise Server tools, such as Livelink Enterprise Server’s workflow engine to route documents for review and approval and the Livelink MeetingZone online meeting tool to conduct real-time collaborative reviews of drawings and other documents.

•	Livelink Classifications™ allows Classification Librarians to define a taxonomy of classifications in Livelink Enterprise Server. When documents are added to the Livelink repository, they can be associated with a particular classification by one of the following means: manual, assisted, or automatic.

•	Livelink Collaborative Document Review and Approval™ provides a controlled, user-friendly collaborative environment that accelerates the process of document review in Livelink Enterprise Server. It enables users to quickly submit a document for review, regulate the review participants and order, review and annotate a document, and report on the status of a document review.

•	Livelink Collections Server Integration™ enables organizations to integrate their corporate library and information centers into a collaborative enterprise knowledge network. This module provides an ideal solution for combining the collaborative features of Livelink Enterprise Server with the data collection management features of Livelink Collections Server.

•	Livelink DB Backup Validator™ ensures the integrity of a Livelink Enterprise Server database backup for installations using external storage. It enables the Livelink Enterprise Server Administrator to synchronize database and external storage images upon restoration.

•	Livelink Directory Services™ allows organizations to administer users and groups for each Livelink Enterprise Server system from within a central directory. This module synchronizes with a central directory service and provides single logon access for network users.

•	Livelink eLink™ can be integrated with any standard e-mail application and enables users to participate in Livelink Enterprise Server discussions and receive enhanced e-mail notification of Livelink events.

•	Livelink eForms Management™ is a complete electronic forms solution for automating both internal and external forms and the business processes that they drive. Forms created with the eForm Designer can be used to initiate workflows, to gather information in multiple workflow steps, and to make workflow routing decisions. Form data can automatically be sent to external database applications and complete form images can be stored in the Livelink Enterprise Server repository.

•	Livelink Enhanced Renditions™ is an optional module that augments the core functionality of the Renditions component of Livelink Enterprise Server. With Livelink Enhanced Renditions, users can schedule the creation of PDF renditions of documents in the Livelink Enterprise Server repository with a single click. Users specify containers to be monitored by Livelink Enhanced Renditions, and when new documents or versions are added in these areas, the new content is automatically rendered to PDF.

•	Livelink eSign™ adds electronic signature capabilities to Livelink Enterprise Server and also provides enhanced audit trails for signing events, enhanced security features such as the ability to lock users out after multiple failed log-in attempts, and the ability to initiate a signing approval workflow from a document.

•	Livelink Explorer™ provides users with access to Livelink Enterprise Server content and functionality from their Microsoft Windows desktop. In Microsoft Windows Explorer, users can navigate the Livelink hierarchy and perform all Livelink Enterprise Server functions. Users also have direct access to Livelink Enterprise Server from popular desktop productivity tools, such as Micrsoft Word®, Excel®, and Outlook®, and Adobe Acrobat®. In addition, mobile users can also mark content in Livelink Enterprise Server for offline viewing in Microsoft Windows Explorer when they are not connected for the corporate network.

•	Livelink Instant Messenger™ enhances the collaborative aspects of Livelink Enterprise Server, by indicating the online presence of users wherever a user name appears in the interface, such as in a project participants list, a discussion topic, workflow assignment details, and so on. By tightly integrating presence with the Livelink Enterprise Server user interface, users are always a single click away from a quick collaborative exchange. In addition to peer-to-peer communication, users can host a spontaneous virtual meeting in a public conference room, and project managers can create and host regular chat sessions for team members in project conference rooms. Livelink Instant Messenger provides a powerful solution to the enterprise risks associated with the proliferation of commercial instant messaging applications within organizations. In addition, Livelink Instant Messenger extends compliance to an organization’s instant messaging framework. Conference chat transcripts can be archived, and in turn, are fully indexed and auditable—with a quick search it can be easily determined who said what to whom, and when.

•	Livelink Internal Controls™ is an option for Livelink Enterprise Server that uses the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework as a reference model to integrate and organize standard risk and control components into a single platform, which effectively addresses the range of activities required to govern an enterprise today, including compliance to Sarbanes Oxley Section 404.

•	Livelink Learning Management™ is a Learning Management System (LMS) that delivers a comprehensive Web-based system for training management, combining extensive training functionality with a centralized knowledge base. With Livelink Learning Management, you can manage entire corporate learning processes, from the identification of training gaps to course delivery and display and the evaluation of the impact of training.

•	Livelink MeetingZone™ enables members of geographically dispersed teams, including customers, suppliers, consultants, and other trading partners, to attend real-time virtual Web meetings, regardless of their location, using a standard Web browser, and then save the virtual meeting content in Livelink automatically.

•	Livelink Multi-Volume Provider™ enables administrators to integrate multiple file stores with the Livelink repository. This ability to store content in multiple locations on the external file store better guarantees that space is always available in the Livelink Enterprise Server repository.

•

Livelink Multi-File Output™ is an option for Livelink Enterprise Server. Common business processes, such as responding to customer inquiries or consolidating weekly reports, require rapid output of multiple documents from the content repository, while minimizing the download time for the user. Livelink Multi-File Output makes it simple and fast to download, email, or print single or multiple documents directly from Livelink Enterprise Server.

•	Livelink Object Importer™ is used to import large quantities of objects into Livelink Enterprise Server from a file system. It is capable of importing different types of objects—documents, compound documents, folders, projects and URLs—which distinguishes it from other import or migration tools.

•	Livelink Online Office Document Editor™ enables users to collaboratively edit Microsoft® Word, Excel, and PowerPoint documents directly from Livelink Enterprise Server.

•	Livelink OnTime™ allows users to schedule group and project team meetings. Fully integrated with Livelink Enterprise Server, this module provides users with secure access to other users’ personal calendar information, project team calendars and resources.

•	Livelink Performance Analyzer™ is an option for Livelink Enterprise Server. Livelink Performance Analyzer is a powerful tool that enables administrators to generate comprehensive reports detailing Livelink Enterprise Server system performance, usage, and availability.

•	Livelink Portal™ provides a portal framework that enables organizations to control the access and distribution of corporate information from a unified point of access. Livelink Portal enables companies to aggregate content from their Livelink Enterprise Server system, and unify the content of ERP, CRM, and other systems, into a single, consolidated interface that facilitates rapid user access and supports enterprise-wide business processes.

•	Livelink Print Documents™ enables users to print documents directly from the Livelink Enterprise Server interface, rather than having to open the document in its native application. Livelink Print Documents supports printing of single and multiple documents, as well as entire folders of documents with a single click.

•	Livelink Privacy Panel™ is a security extension for Livelink that enables users to “hide” from other users on the system. Livelink Privacy Panel restricts general access to Livelink User and Group objects, assuring anonymity for all users.

•	Livelink Prospectors™ allows users to create their own personalized, virtual research assistants. Based on custom user preferences, prospectors scour internal networks and targeted Web sites for information users need to get their jobs done.

•	Livelink Records Management™ adds records management functions and capabilities to Livelink Enterprise Server, enabling it to become the first comprehensive, Web-based, full lifecycle knowledge management and records management solution for the entire enterprise.

•	Livelink Recycle Bin™ enables users to restore previously deleted objects in Livelink Enterprise Server. Users are given access to an area from which deleted documents and other objects can be retrieved rather than being permanently deleted. It provides functionality beyond what is offered in Livelink Enterprise Server’s Document Undelete facility.

•	Livelink Remote Cache™ reduces network traffic and improves access speed for remote users by caching documents, HTML renditions and graphical content at remote sites.

•	Livelink Review™ Manager for Acrobat adds Adobe® Acrobat® review and comment features and capabilities to Livelink Enterprise Server. With Livelink Review Manager for Acrobat, users can add comments and make text and graphic markups to documents from within Livelink Enterprise Server without compromising the integrity of the original document.

•

Livelink SEA Servlet™ is a J2EE servlet component that enables the successful implementation of the SEA (Secure Extranet Architecture). It replaces the J2EE servlet that is included with Livelink Enterprise Server version 9.1.0.3 and later. The SEA Servlet eliminates the need for a file system mapping to the Livelink

Enterprise Server system for file uploads, allowing for security best practices between network tiers. A file system mapping is no longer required; all communication is transmitted via the standard Livelink Enterprise Server port (typically 2099).

•	Livelink Secure Connect™ secures user communications between the Livelink Enterprise Server and non-Web clients such as Livelink Explorer, using industry-standard cryptographic encryption technology.

•	Livelink Skills Management™ provides the ability to catalog, maintain, and assess levels of expertise possessed by employees. It allows an organization to determine where required knowledge exists within the organization so that it can be leveraged to solve business problems.

•	Livelink Spider™ crawls across an organization’s intranet and/or targeted sites on the World Wide Web and automatically finds and indexes new or modified documents, enabling Livelink Enterprise Server to maintain an up-to-date, searchable knowledge base.

•	Livelink UNITE™ provides users with a unified, personalizable interface to one or more Livelink Enterprise Server systems. With Livelink UNITE, users can filter access to Livelink Enterprise Server content and services, including workspaces, documents, meetings, discussions, search, and more, by organizing them into a personalized set of virtual workspaces and context maps arranged on a series of tabbed pages.

•	Livelink WebDAV™ provides a standard-based gateway to Livelink Enterprise Server via the Web Distributed Authoring and Versioning (WebDAV) protocol. Users can access, create, and manage Livelink folders and documents directly from popular desktop applications that support WebDAV, including Microsoft® Office and WebFolders and Adobe® applications.

•	Livelink WebReports™ is a powerful reporting tool that extends Livelink Enterprise Server’s LiveReports to provide a platform that meets challenging business reporting requirements within Livelink. Without additional customization, any number of reporting applications can be created, ranging from simple, easy-to-read report outputs, to complex interactive applications using browser languages such as JavaScript to complement Livelink features with client side functionality.

•	Livelink Wireless™ gives mobile professionals access to Livelink Enterprise Server’s Web-based collaborative features using a variety of handheld and wireless devices, including a Web-enabled WAP or iMode cellular telephone, Palm OS® device or RIM Blackberry™ pager.

•	Livelink XML Workflow Interchange™ enables Livelink Enterprise Server workflows to interact with other system through the exchange of XML-based HTTP messages that are used to update information in external systems or to retrieve information from those systems to make routing decisions or update information in Livelink Enterprise Server. This option also provides the ability to initiate a Livelink Enterprise Server workflow remotely via HTTP.

Information Retrieval is Pervasive

Open Text’s heritage is rooted in information retrieval and that heritage is pervasive throughout the Livelink Enterprise Server product. Livelink Enterprise Server’s Information Retrieval functionality helps users find and access information from anywhere throughout the enterprise—including the corporate information repository, corporate Web sites and across the Internet. Authorized users have on-demand access to information even if their knowledge base spans distributed and diverse network environments. More than full-text search and retrieval, Livelink Enterprise Server provides an integrated set of information retrieval tools, including intelligent agents and sophisticated reports that give users unprecedented insight into the knowledge, actions and activities being developed throughout an organization.

Livelink Enterprise Server’s Information Retrieval provides high performance and linear scaling, even across millions of documents and terabytes of information. Livelink Enterprise Server allows an organization to build searchable databases of virtually any size by indexing documents, files and other objects in any standard format, including XML, HTML, PDF and other popular file formats. It recognizes that documents are often characterized by complex structures. For example, documents often contain titles, headings, sections, subsections and paragraphs. Open Text’s search engine can search any number of different, user-defined document structures. It supports SGML and XML, the key international standards for structured documents.

Sophisticated search features include the ability to examine a subset of the index (“slices”), contextual/proximity searching, an advanced query builder interface, thesaurus support, word stemming, “sounds like” searching, and a powerful end-user query language. Livelink Enterprise Server’s Data Flows facilitate moving information between Livelink Enterprise Server and other data sources (e.g., a user could create a data flow which crawls a number of competitor’s Web sites, converts all the information to PDF format, and indexes it as different slices for searching).

IXOS Products and Solutions

With the acquisition and integration of IXOS, Open Text’s product suite continues to expand. The IXOS 6 Suite of products break down the barriers to business content by integrating seamlessly into and across ERP, CRM, portals, and groupware applications by leading vendors like SAP, Siebel, Microsoft, and IBM Lotus. Finding the right information and documents quickly reduces processing time in fundamental business processes supported by these enterprise systems. Additionally, proper management of the supporting business documents in these enterprise processes is a growing subject of additional regulatory scrutiny.

IXOS Suite Products

The IXOS 6 Suite consists of the following product and solution components:

•	Platform—the IXOS Enterprise Content Repository

•	Business Process Management

•	Production Document Management

•	Web Content Management

•	Archiving

•	IXOS Enterprise Content Repository. At the heart of the IXOS 6 Suite is the highly scalable common Enterprise Content Repository (ECR) where all relevant content and its associated context information (meta information like author, version, attributes, access rights, etc.) is stored and kept available for ongoing access. This comprehensive content management platform can manage and archive even the highest volumes of data and documents, and seamlessly integrates into leading enterprise applications. As the IXOS 6 Suite implements one consistent data archive infrastructure across all ECM components, it enables customers to apply one consistent content lifecycle policy across all content types—regardless of the content’s origin. IXOS 6 infrastructure seamlessly manages and integrates applications so that data redundancy can be avoided while still providing access to all enterprise content.

•	IXOS Business Process Management (BPM). IXOS Business Process Management takes control of business processes by providing tools to create an automated workflow framework. The tight integration with the IXOS 6 Enterprise Content Repository ensures existing documents and data are quickly and securely accessed, distributed, approved and released in the appropriate business context. IXOS BPM is a highly scalable and intuitive solution that connects people, content and business applications. Its advantage is the combination of proven, full-featured BPM capabilities, a fast and easy process design, and an easy-to-use interface that leads to efficient and cost-effective implementation of business processes. IXOS BPM can be seamlessly integrated with leading ERP and CRM systems (WFMC conformable). Companies can also include employees, business partners or customers who occasionally need to participate in an ERP or CRM workflow using the money-saving IXOS BPM solution. This provides real-time access to electronic business processes, without the ERP or CRM installation and training expense.

•	IXOS Production Document Management. IXOS Production Document Management enables a company to migrate content and its associated meta data into a central, strategic repository at the earliest possible moment to make it accessible not only through the originating application but also through all business applications. Order workflows, for example, are expedited because incoming paper orders are automatically scanned, linked to the ERP application’s workflow and forwarded to the appropriate employee for processing. Whether the workflow is managed in an ERP, CRM, custom application or IXOS Business Process Management, documents can be retrieved from any authorized desktop or browser, in exactly the right business context without accessing the original application and without delays. IXOS DM, with its extensible business framework and extensive integration capabilities, also allows customers to build specific business-oriented applications and assemble all relevant information in the context users need to support their business processes.

•	IXOS Web Content Management. IXOS Web Content Management is focused around the personalized, multi channel delivery of markup content. As content markup descriptions grew over time (e.g., xml, html, wml, etc.) and as the interoperability of computing platforms over the web (e.g., http, soap, webservices) grew, content management systems became a key component in any companies Enterprise Content Management infrastructure. IXOS Web Content management is integrated with the IXOS ECR to allow published web content to be securely and compliantly archived and retrieved with the overall ECM infrastructure.

•	IXOS Archiving. The IXOS Enterprise Content Repository (ECR) is an archive of data in a central repository, which remains secure and easily accessible and delivers a convenient and cost-effective storage medium. IXOS manages and stores both the metadata (context information about content) and the content. Metadata is always stored online in a relational database. The IXOS repository can maintain as much metadata as required to locate a document. IXOS ECR has an option to full-text index documents, which provides a way to fully exploit business-relevant information. The repository supports queries based on metadata, full-text index and even a combination of both. Another option is to render document content to a long-term format like TIFF or PDF. An administrator can choose to store the content on a file server, optical devices, tape or other long-term storage medium. Using digital signatures (time stamps) it can be assured that content cannot be modified without recognition. IXOS has a long history of successful partnerships with storage vendors manufacturing optical media (DVD-R, WORM) and jukeboxes. More recently, major storage vendors like EMC[2], NetApp, StorageTek and Hitachi Data Systems (HDS) entered the market of long-term archiving with HD-based solutions providing support for non-rewriteable, non-erasable media. IXOS has set up partnerships with all major players and is now able to offer the broadest spectrum of storage options in the market. Report output (print lists, document lists) can be captured and automatically indexed using IXOS COLD Module. Metadata of COLD documents can be either kept in an SAP or IXOS Repository, COLD content is available near-line after archiving. Users of IXOS Document Management or IXOS DocuLink can search and retrieve archived documents. Hyperlinks in the print lists provide access to archived originals as well.

IXOS Suite for SAP and IXOS Suite for Siebel

There are a number of application-specific solutions based on IXOS 6 Product Suite that extend an SAP and Siebel environment with robust data and document management and archiving capabilities. The solutions in this suite are:

•	IXOS Suite for SAP Document Archiving

•	IXOS Suite for mySAP CRM Document Management

•	IXOS Suite for SAP Data Archiving

•	IXOS Suite for Siebel

•

IXOS Suite for SAP Document Archiving. IXOS Suite for SAP Document Archiving is a highly scalable and secure repository for business-critical SAP business documents and data. It is designed for the complete range of business documents such as incoming/outgoing invoices, orders, delivery notes, quality certificates, HR employee documents, archived SAP data and more. IXOS Suite for SAP Document Management is certified by SAP, ensuring a rapidly implemented solution for SAP document management needs.

•	IXOS Suite for mySAP CRM Document Management. IXOS Suite for mySAP CRM Document Management enables access to documents and data from different systems within mySAP CRM—i.e., customer correspondence, orders, invoices or data generated within an SAP environment. This is achieved regardless of whether the information originates from SAP systems operating in various business divisions, host systems or homegrown applications. Customer-related data and documents are displayed in an organized folder structure independent of the SAP module or transaction.

•	IXOS Suite for SAP Data Archiving. SAP outputs archive files generated with standard SAP tools. The data then passes to the IXOS solution via the SAP ArchiveLink® interface where it is securely stored and managed for as long as needed. Data can also be stored as print lists (reports) in the optical archive. Print lists are available online after archiving. Users can access original, archived documents that have links to print list data by using hyperlinks in the print lists. IXOS Suite provides simultaneous access to both online and offline data and documents. Archived and online data can be displayed concurrently and in a logical relationship. The IXOS solution allows the user to define when and how to archive data. The access options are so flexible that companies can archive SAP data as soon as the corresponding business transaction is complete.

•	IXOS Suite for Siebel. The IXOS Suite for Siebel extends a Siebel environment with robust data and document management and archiving capabilities. By managing the complete lifecycle of all customer information, IXOS Solutions for Siebel provides immediate, secure access to all customer-related documents such as contracts, invoices, orders, proposals, cancellations and service requests, directly from the Siebel application. This 360-degree view of the customer helps a business maximize the value of every customer interaction and drives superior corporate performance.

IXOS Suite for Groupware

The IXOS Suite for Groupware applies the IXOS ECR to the challenge of managing an organization’s email repositories from cost effectiveness and compliance perspectives. Support is provided for both Microsoft Exchange and Lotus Notes.

•	IXOS Suite for Microsoft Exchange Archiving. IXOS Suite for Microsoft Exchange Archiving securely manages e-mail storage, addressing regulations and reducing the total cost of ownership for Microsoft Exchange. Built on IXOS Enterprise Content Repository, IXOS Suite for Microsoft Exchange Archiving provides a unified platform that enables organizations running Microsoft Exchange to store, manage and control all e-mail within a central content repository. Specifically, benefits and features of the system include the ability to:

•	Select, archive, restore, manage, audit and review all e-mail and record the entire process

•	Alleviate storage demands on Exchange servers

•	Consolidate and reduce the number of Exchange servers while increasing their performance

•	Decrease backup times

•	Significantly ease migration to new releases of Microsoft Exchange

•	Lower risks associated with data loss and regulatory compliance.

•

IXOS Suite for Lotus Notes. With IXOS Suite for Lotus Notes, users can select e-mails from within Lotus Notes, archive them automatically or interactively, and access them seconds later directly from the archive. IXOS stores all electronic messages in IXOS Enterprise Content Repository (“ECR”), a central, highly scalable archive server, which serves as the core repository for all business content and the integration point for applications deployed throughout the enterprise. IXOS 6 Suite enables companies to comprehensively manage and control business-critical content and address compliance with government regulations while minimizing risks associated with data loss. Features and benefits of the system include:

•	Significantly reduce Lotus Notes database size

•	Decrease the number of Lotus Domino Servers

•	Dramatically cut back-up times—for instance, from 12+ hours to less than 2 hours

•	Significantly ease migration to new releases of Lotus Notes

•	Lower compliance risks

Open Text and IXOS—First Fruits of Integration and Synergy

Once the business combination agreement between Open Text and IXOS was publicly announced, the companies focused on meeting with customers and seeking validation of the contemplated joint development plans. Those plans were unveiled initially at the LinkUp Europe events held in London, Paris, and Munich in April 2004. In addition to the resale of existing products into the respective customer bases, the companies committed to release offerings that combine the best of Open Text and IXOS technologies to deliver new Web Content Management, flexible storage options for Livelink, and E-mail Management solutions.

Livelink Web Content Management Server became generally available in April 2004 and was the first product released by the combined Open Text and IXOS companies. This integrated product offering includes technology integration from Open Text, Gauss, and IXOS that enables organizations to create and manage content once and reuse it as many times as necessary in a variety of publication types, including intranet, extranet, and Internet sites.

Flexible storage options for Livelink provide customers a choice in storage hardware. Customers can take advantage of the most appropriate storage for the job, comfortable in the fact that, as new devices become available, they won’t be locked into obsolete technology. By adding the IXOS 6 ECR as an optional Livelink Storage Provider, Livelink can leverage access to all of the hardware devices supported by IXOS. The IXOS 6 storage gateway has connectors for all the leading storage vendors, exposes device-specific capabilities such as unalterable storage, and provides migration capabilities if/when new devices are brought online.

Open Text’s e-mail management solution combines Livelink’s proven ECM platform (including search, classifications, records management, and collaboration) with IXOS’ proven archiving platform. Using the IXOS technology, the system can track any or all incoming and outgoing e-mail while continuing to make e-mail “always available”. The combined solution provides the compliant environment required in business today, addressing SEC 17a-3, NASD Rules 3010/3110, NYSE Rule 440, Sarbanes-Oxley, and country-specific regulations worldwide. All of this working together can reduce costs associated with legal discovery motions and overburdened e-mail servers and bring e-mail into the collaborative work environment.

Open Text Provides Additional Specialized ECM Products and Solutions

Open Text provides a series of specialized collaboration, content, and knowledge-based products that are sold independent of, or integrated with, the Livelink Enterprise Server platform. Customers of these products have the confidence of moving forward with these more specialized products knowing that a single reliable vendor can deliver comparable functionality integrated into the broader Livelink Enterprise Server platform as their requirements evolve to do so:

•

Advanced Messaging and Communication Solutions—FirstClass® combines voice and fax messages to create a truly unified messaging system that allows users to communicate across a wide range of messaging formats and devices. As a highly scalable and feature-rich messaging and collaboration solution, FirstClass converges powerful features such as, e-mail, voice messaging, fax, shared online work- spaces and instant messaging, enabling users to effectively communicate and collaborate across a wide range of messaging formats and devices. Ideally suited for schools, school districts, higher-education institutions, government agencies, and service providers, FirstClass enables users to securely access and share information anywhere, anytime, using the device that is most appropriate to them at the time. Because it combines award-winning collaborative groupware and unified communications technologies into a single highly scalable message store, FirstClass provides organizations with one of the lowest total cost of ownership for messaging and communication in the industry.

•	Advanced Information Retrieval—In addition to the information retrieval capabilities that are part of Livelink Enterprise Server, the Company also offers Livelink Discovery Server ™ (formerly BRS/Search) and Livelink Federated Query Server™ (formerly Query Server) from the Company’s BRS Products division. BRS/Search is a search engine for publishing large quantities of dynamic, customized information in all Web-based applications requiring sophisticated functionality and appearance. Livelink Discovery Server incorporates flexible filtering and state-of-the-art search, control, and presentation tools for enterprise information retrieval. It has been used by thousands of organizations to quickly design, prototype, and develop applications that provide real-time access to the organization’s islands of information, memos, reports, competitive intelligence, documents, or any other type of unstructured data. Livelink Federated Query Server is an advanced meta search tool that broadcasts a single query across a set of Web-enabled search engines, unifying access to multiple information sources, including repositories, news feeds, document management systems, intranets, and the Internet.

•	Document Collections Management—Open Text also offers the Livelink Collections Server™ (formerly known as BASIS) software product line to support the management of specialized corporate and government document collections. Designed for comprehensive library control, Livelink Collections Server provides a solution for companies who need sophisticated searchable access to hybrid document collections consisting of both documents and metadata. Used by information professionals in major commercial and government information centers, Livelink Collections Server provides library automation, research management, litigation support, intellectual property protection, content management and competitive intelligence.

Web browser and JDBC interfaces have made Livelink Collections Server applications more economical to deploy since more people can easily access and exploit the available information. Furthermore, as organizations continue to encounter information overload, library science expertise in subject categorization and classification is being deployed to improve the usability of enterprise intranet and extranet applications.

•	Employee Accreditation—In order to provide highly effective corporate management and training solutions for the Financial Services sector, Livelink Accreditations Server™ (formerly known as EDC) gives organizations the ability to provide corporate learning and training programs that will meet regulatory compliance objectives. The Livelink Accreditations Server product suite is designed to address a number of needs, including growth in regulatory reporting requirements, leveraging existing investments in training content and programs, maintaining detailed registration and licensing records for compliance management, and the need to manage all of the detailed records necessary to achieve regulatory compliance.

•	eGovernment Compliance—In compliance with the Document Management and Archiving regulations issued by the KBSt in Germany, many eGovernment organizations rely on the innovative workflow-based document management capabilities provided by Open Text’s DOMEA® solution. DOMEA, named after the regulation it addresses, was the first product offering certified by the KBSt to meet their requirements for document management and departmental coordination. With Open Text products, such as DOMEA, German eGovernment institutions can eliminate paper-based systems, streamline business processes, and mitigate risk and cost containment within their existing systems.

•

Knowledge Delivery—Livelink Eloquent Media Server™ leverages leading-edge rich media technology and revolutionary closed-loop content publishing, tracking and remediation capabilities to manage and measure the delivery of information to globally distributed audiences. Typical uses include certified knowledge delivery of mission-critical information to corporate audiences, preparing a sales force to sell a new product line, educating employees about new policies and procedures, or certifying compliance with complex regulations. Livelink Eloquent Media Server enables closed-loop communication between end users, subject matter experts, and management—allowing management to measure the effectiveness of materials, identify gaps in the preparedness of speakers, drive return on communications investment, and ensure that corporate initiatives are effective.

•	Library Automation—Livelink for Libraries® is a specific application that utilizes Livelink Collections Server to automate and integrate the main functions of a corporate or government library. Livelink for Libraries is an integrated, Web-based solution for managing, automating and delivering a complete range of library services. From access and cataloging to circulation, serials control and acquisitions, Livelink for Libraries provides users with the ability to manage digital collections and make the corporate library the focus of an organization’s knowledge resources.

•	Production Imaging—Supporting all major business scanning hardware, Livelink for Production Imaging™ enables companies to quickly and cost effectively turn paper documents into digital business assets, supporting instantaneous retrieval and management of critical information.

The proliferation of paper invoices and documents increases operating costs, creates a tremendous burden to both securing and providing long-term storage, and carries inherent risks that can undermine regulatory compliance, disaster recovery, and business continuity. To minimize expenses, enable business users to extract the maximum value from business documents, and in due course strengthen customer relationships and corporate reputation, organizations need a robust production imaging solution.

•	Records Management—Livelink Records Server™ gives users comprehensive, full lifecycle management of all corporate records and information holdings, in both paper and electronic format. Livelink Records Server allows users to access records management functions from any standard Web browser. By providing a common interface to access all forms of information, such as images, paper records and other physical objects, word processing, spreadsheets, and e-mail, Livelink Records Server provides an automated system that removes the complexities of electronic records management and streamlines processes for end users. Livelink Records Server helps global enterprises to secure critical information, ensure file control, consistency, and collaboration by supporting record classification, retention and disposition rules, searching, reporting, and security access. Livelink Records Server brings the control of records management into a large intranet or extranet environments, allowing individuals or groups to easily access and share corporate information. This records management capability is available on a stand-alone basis (Livelink Records Server™) or fully integrated into Livelink Enterprise Server.

•	Report and Output Management—As business operations expand across multiple locations and lines of business, enterprise reporting requirements grow in scope and complexity. The information that was once maintained in a single system and routed to a single destination must now be captured from a variety of different sources, in an increasing number of file formats. In addition, different sections of reports need to be routed everywhere from user workstations to network printers, and from wireless devices to conventional in-trays.

Traditionally, organizations have relied on paper-based processes to support these requirements—processes that were adequate when operations were nominal, but that impair the accessibility and usability of critical corporate information as enterprises reach a global scale. Livelink for Enterprise Report Management™ enables organizations to reduce operating costs, and ensure that appropriate business users can extract the maximum value from report content.

•	Web Content Management—Livelink WCM Server™ is a comprehensive Web content management solution that enables organizations to create and manage content once and re-use it as many times as necessary in a variety of publication types, including intranet, extranet, and Internet sites. Not only does it provide the ability to effectively manage increasing volumes of content, Livelink WCM Server makes it easy for business users to author content and participate in the Web content management process, balancing the need for content control with the need for corporate agility and individual empowerment.

Product Development

Open Text intends to pursue its strategy of growing the capabilities of its ECM software offerings through the in-house research and development of new product offerings as well as the addition of technologies and expertise through the acquisition of other companies, technologies and products.

During fiscal 2004, the Company enhanced the Livelink portfolio and several of its optional components to continue to set the standard for ECM capabilities and in response to customer requests. Examples include the addition of secure Instant Messaging capability and the ability to distribute rich-media presentations including video, voice and text components to a wide audience over the web. The modular architecture of Livelink allows for the release of new and improved product components independently of the baseline platform. The modular architecture also supports the Company’s acquisition strategy, allowing new product components and technologies to be quickly assimilated into Livelink. New offerings based on technologies acquired in fiscal 2004 from IXOS and Gauss Interprise AG (“Gauss”) were developed and are evidence of the continued success of this architectural approach.

The strategic intent of the Company’s product developments is to offer customers in the world’s largest and most complex organizations, a scalable infrastructure for managing all their enterprise content. Large organizations are expected to continue to invest in infrastructure and solutions for ECM for several years as they look for better ways to manage risk and comply with regulations; find ways to extend their investment in enterprise applications like ERP; and provide tools to make their innovating and problem-solving processes more efficient. The company’s product development will continue to focus on offering customers infrastructure products that provide high value and low total cost of ownership, as well as innovative solutions for important business problems.

The product development organization, in coordination with its Professional Services function, partners, and identified lighthouse customers, continues to advance the Livelink platform and technology to support rapid development of knowledge-based applications.

As of June 30, 2004, the Company’s research and development team consisted of 546 employees. During fiscal 2004, through the acquisitions of IXOS, Gauss, and DOMEA eGovernment, the Company acquired new technologies that are being integrated with its Livelink technology with the goal of producing a more diverse product offering. Amounts spent on research and development during fiscal 2004, fiscal 2003, and fiscal 2002 were $43.6 million, $29.3 million, and $24.1 million, respectively.

Customer Support and Global Services

The Company offers its customers a broad range of support, consulting, and learning services aimed at providing the highest level of customer satisfaction. These services include:

Customer Support

The Company’s worldwide Customer Support organization has the technical expertise and experience needed to get the most out of a customer’s investment in our technology. The Company’s staff of Product Specialists, Team Leaders, and Customer Service Representatives provide technical assistance to customers who are enrolled in Support Programs. Support teams handle questions on the use, configuration, and functionality of products. In addition, these teams can help to identify software issues, develop creative solutions, and document enhancement requests for consideration in future product releases. By allowing each customer to select a level of service that corresponds with specific requirements, the Company is able to deliver highly appropriate and effective service to maximize customers’ investment in their implementation.

Global Services

Open Text offers both training and consulting services, as well as integration services for the purpose of configuring and adapting the Company’s software to specific customer needs. Consultants orchestrate the strategic planning, implementation and governance of our solutions, and deliver rapid implementation and upgrade services to accelerate customer return on investment. The Company’s consulting group can help build solutions that enable customers to leverage their investment in our technology, as well as in existing enterprise systems. As consulting engagements, service packages include tasks and deliverables as defined on a per-engagement basis. The implementation of these service packages can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems. Open Text’s Global Services Implementation Framework provides the proven methods, procedures, and guidelines to successfully roll out ECM solutions.

The Company’s Learning Services area provides the educational programs for its products. The Company provides a variety of educational offerings from educational planning and custom curriculums to e-learning, certification programs, courses and workshops.

Competition

The Company positions itself within the market category of ECM. This market category represents an aggregation of capabilities from what were previously distinct markets that are consolidating due to pressure from buyers wanting an increasingly higher level of integration and interoperability. Therefore, the Company’s products and services compete in several market segments that are at various stages of maturity and each market has both distinct and overlapping competitors. These markets include business process management, collaboration and team support software, compliance management, conferencing software, document management, document archiving and retrieval, e-mail management, knowledge management, eLearning, learning management, project management, portals, records management, and web content management, each of which is intensely competitive and subject to rapid technological change. Despite growing adoption of the term ECM, other terms exist to describe all or sub-sets of these markets including Knowledge Management (KM), Smart Enterprise Suites (by Gartner Group), and the Knowledge Worker Infrastructure (by Meta). It is in the integration of functionality in these otherwise distinct market segments that the Company believes it differentiates itself.

The Company competes with repository-based collaboration software solutions such as IBM’s Lotus Notes/Domino, Microsoft’s Sharepoint, and EMC’s Documentum eRoom, collaboration service providers such as WebEx Communications Inc. and Centra Software Inc., and with e-mail-based collaboration solutions from Microsoft Corp, International Business Machines Corporation, and Groove Networks Inc. In the document management market, the Company competes with vendors such as EMC’s Documentum Division, FileNet Corp, and Hummingbird Ltd. Companies like FileNet Corp and TIBCO Software Inc. also offer integrated document and business process management solutions similar to the archiving, forms, workflow, and BPM capabilities provided by the Company. As the Company envisioned over five years ago with its acquisition of PS Software, nearly all remaining pure-play records management vendors have now been acquired over the past two years. Those acquiring vendors include EMC’s Documentum Division, IBM Corporation, and Vignette Corporation. Web content management vendors such as EMC’s Documentum Division, Interwoven Inc., Vignette Corporation, and Stellent Inc. compete aggressively with the Company to manage content for purpose-built web sites. In the e-learning market for regulatory compliance training and accreditations, the Company competes with learning management solutions from vendors such as SumTotal Systems Inc., Saba Software Inc., and Centra Software Inc. In the email management market, the Company competes against vendors such as KVS Inc., which was recently acquired, and EMC’s Legato Division. In the portal marketplace, the Company competes with Plumtree Software Inc. and portal solutions from major infrastructure providers. In all the above cases, the Company will also compete against vendors having a particular regional strength (such as Easy Software AG in Germany) or systems integrators purpose-built composite applications based on web development techniques rather than a commercial off-the-shelf (“COTS”) product like those provided by some of the vendors above.

The Company expects competition to increase in the future as the markets for its products develop and as additional players enter these markets. The Company believes that the principal competitive factors in these markets include:

•	vendor and product reputation;

•	vendor financial stability;

•	versatility to provide a broad range of business solutions;

•	full support for functionality required for compliance management solutions;

•	rapid time to deploy and overall cost of ownership;

•	scalable integration of component technologies;

•	product quality and performance;

•	partner relationships with providers of IT infrastructure and information systems;

•	quality of product support; and

•	price.

The Company’s competitors can be expected to enhance their existing products or to develop new products that will further integrate collaboration, content, and process features.

The Company’s markets are the subject of intense industry interest, and the Company is aware of numerous other major software vendors as well as smaller entrepreneurial companies focusing significant resources on developing and marketing software products and services that may compete with the Company’s products and services. Numerous releases of products and services that compete with those of the Company can be expected in the near future. Moreover, certain of the Company’s current and potential competitors may bundle their products with other software in a manner that may discourage users from licensing products offered by the Company.

Many of the Company’s current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and installed product base than the Company. There can be no assurance that the Company will be able to compete effectively with current and future competitors. Increased competition from existing or potential competitors could result in the reduction of prices and revenues, reduced margins, and loss of customers and market share, any one of which would negatively impact the Company’s operating results.

Sales and Marketing

Open Text employs multiple distribution channels, including direct sales, distributors, systems integrators, independent software vendors (“ISVs”) and VARs to market, license and sell its products and services throughout the world. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. It was the Company’s experience throughout most of fiscal 2003 and 2004 that customers were more hesitant to commit to large, enterprise-wide deployments of the Company’s software and as a result, the Company has experienced a lengthening of its sales cycles and increased demands for return on investment analysis.

Direct Sales. The Company employs a direct sales force as the primary method to market, license and sell its products and services. As of June 30, 2004, Open Text’s worldwide sales organization consisted of 417 employees located in approximately 150 cities. Historically, a significant percentage of the Company’s revenues have been generated through its direct sales force. For fiscal 2004, the Company’s license revenues were significantly generated through its direct sales force.

Distributors. Open Text has distribution agreements in Japan with Canon Sales Inc. and Infocom Corporation, pursuant to which each of them markets, licenses and sells Open Text products and services within the country of Japan.

ISVs. Open Text markets and licenses its products to select independent software vendors, in order to have its products embedded in high-value application products marketed by manufacturers with specific industry or application domain expertise. Such partners generally sell an entire product portfolio into the target market, thereby having more cost effective access to that market than Open Text.

Alliance Partners. The Company’s Livelink Alliance Partner program includes VARs, solution providers, technology partners, ASPs, and systems integrators. Alliance Partners license, customize, configure and install the Company’s software products with complementary hardware, software and services. In combining these products and services, Alliance Partners are able to deliver complete solutions to address specific customer needs.

Employees

As of June 30, 2004, the Company employed a total of 2,105 individuals. The composition of this employee base is approximately as follows: 498 employees in sales and marketing, 546 employees in product development, 475 employees in professional services, 238 employees in customer support, and 348 employees in general and administrative roles. The Company’s employees are not subject to a labor union or collective bargaining agreement. The Company is of the opinion that relations with its employees are strong.

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

Open Text relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company has obtained or applied for trademark registration for most strategic product names in all major markets. During fiscal 2003 the Company indirectly acquired a patent relating to collaborative technology. The Company is currently exploring opportunities to exploit this patent and these opportunities may include licensing it. The Company now owns, mainly as a result of its acquisition program, four US patents and has an additional four patent applications filed with the US Patent and Trademark Office. Some of these patents and patent applications have been filed in other jurisdictions. Recently the Company has embarked on a program to identify and seek patent protection for the intellectual property that results from its internal research and development efforts. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will, in all cases, be successful. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Certain of the Company’s license arrangements have required the Company to make a limited confidential disclosure of portions of the source code for its products, or to place such source code into an escrow for the protection of another party. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. Also, the Company’s competitors could independently develop technologies that are perceived to be substantially equivalent or superior to the Company’s technologies. The Company’s competitive position may be affected by its ability to protect its intellectual property. Although the Company does not believe it is infringing on the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and related legal protections, including patents, are applied to software products.

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

Item 2. Properties

The Company leases approximately 451,571 square feet of office space in two office parks in Grasbrunn (Munich), Germany pursuant to four distinct leases expiring on: August 31, 2007, February 28, 2011, June 30, 2007 and March 31, 2011; 101,458 square feet of office space in Richmond Hill, Ontario, Canada pursuant to a lease agreement which expires on June 30, 2011; approximately 82,558 square feet of office space in three facilities in Waterloo, ON, Canada including its corporate headquarters pursuant to one lease that expires on September 30, 2005, one that expires on August 31, 2005 and one that expires on June 30, 2006; approximately 66,155 square feet in Basel, Switzerland pursuant to two leases, one terminating on March 31, 2009 and the other on April 30, 2005; and 38,115 square feet in its operational headquarters in Lincolnshire, Illinois pursuant to a lease that terminates on April 30, 2012. The Company also leases US field offices in Dublin, Ohio; Philadelphia, Pennsylvania; San Mateo, California; Carlsbad, California; Irvine, California; Livonia, Michigan; Boston, Massachusetts; and Albany, New York; Canadian field offices in Ottawa, Ontario and international field offices, the most important of which are located in Hamburg, Germany; Paris, France; Amsterdam, The Netherlands; Prague, Czech Republic; St. Gallen, Switzerland; Melbourne, Australia and Beaconsfield, UK. After executing its restructuring plans, this space is considered adequate for the Company’s needs. The current annualized head-lease rent paid by the Company, including operating costs, is approximately US $22.7 million. The current annualized sub-lease rent collected by the Company, including operating costs, is approximately US $7.42 million.

Item 3. Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust have brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc (“Bluebird”). The claim is for $10 USD million, plus $5 USD million in punitive damages. The Company was not a party to the stock purchase agreement, but has been held to be the principal behind the transaction by the arbitrator so that if Open Text’s subsidiary Bluebird is liable, Open Text would also be liable. Bluebird and Open Text have counterclaimed against the Tilburys claiming that not only is no further amount owing for the purchase of shares, but they are entitled to a return of the money already paid to the Tilburys, based on misrepresentations at the time of sale. Bluebird has also asked for rescission of the lease assumed on the purchase of the shares located in Carlsbad, California or damages of $7 USD million together with punitive damages of $1 USD million. It is not expected this matter will be completed until the fall of 2004. The Company believes the claim made against it is without merit, and intends to defend the action vigorously. The arbitration process is inherently uncertain and unpredictable and accordingly there can be no assurances as to the ultimate outcome of the arbitration.

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

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. In late 2002 and early 2003 the various plaintiffs and issuer defendants entered into settlement discussions. In June, 2003, the Company’s Board of Directors agreed in principle to a settlement proposal as described in a Memorandum of Understanding with the plaintiffs and a Issuer-Insurer Agreement with the Company’s insurers. In May, 2004, the plaintiffs and counsel for various defendants, including the Company, reached agreement on a proposed form of settlement agreement (the “Settlement Agreement”). Under the proposed Settlement Agreement, the issuers (including the Company, as successor to Eloquent) are to be dismissed as parties from the litigation and will be released from all claims by the plaintiffs without admission of wrongdoing on behalf of the Company. Under the proposed Settlement Agreement, if the plaintiffs fail to obtain a minimum settlement or judgment against certain underwriter defendants in related cases, each of the settling issuer defendants will pay their proportionate share of the difference. Under the Issuer-Insurer Agreement, however, the Company and the other settling issuers have agreed with their insurers that in the event that the issuer defendants ultimately owe any payment to the plaintiffs under the settlement, the issuers’ insurers will be responsible for making any such payment to the plaintiffs subject to the applicable deductible ($250,000, in the case of the Company) and up to the coverage amount of each Issuers’ insurance policy. The Company believes that its coverage is sufficient to cover its obligations, if any, under the proposed Settlement Agreement. Implementation of the Settlement Proposal requires execution and delivery of the proposed Settlement Agreement and Issuer-Insurer Agreement by the Company and other parties, and approval by the court, which is expected to occur in late 2004 or early 2005. The Company believes that these lawsuits are without merit and, if the proposed Settlement Agreement is not implemented, intends to defend against them vigorously.

The settlement was finalized and executed in mid-June 2004. Following submission to the court of the executed settlement agreement, the plaintiffs filed a motion on June 25 for the court’s preliminary approval of the settlement. Thereafter, on July 14, 2004, the Underwriters filed an opposition to the plantiffs’ motion for preliminary approval. Judge Scheindlin has not, at this time scheduled a preliminary-approval.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its financial results.

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

On June 30, 2004, the closing price of the Company’s Common Shares on NASDAQ was $31.90 USD per share. On June 30, 2004, the closing price of the Company’s Common Shares on the TSX was $42.70 CDN per share.

	Nasdaq		TSX
	High	Low	High	Low
	(in U.S. dollars)		(in Canadian dollars)
Year Ending June 30, 2004:
Fourth Quarter	$32.96	$23.00	$43.13	$31.94
Third Quarter	32.80	19.02	43.29	24.68
Second Quarter	23.74	17.06	31.52	23.00
First Quarter	19.27	12.40	26.38	17.38

Year Ending June 30, 2003:
Fourth Quarter	$17.38	$13.46	$25.12	$19.05
Third Quarter	15.02	11.55	22.41	18.19
Second Quarter	14.00	8.49	21.85	13.55
First Quarter	12.97	7.74	20.40	12.25

On September 1, 2004, the closing price of the Company’s Common Shares on NASDAQ was $16.72 USD per share. As at September 1, 2004, there were approximately 18,385 shareholders of record of the Company’s Common Shares. As at September 1, 2004, there were approximately 5,834 U.S. shareholders of record, holding Common Shares.

All of the share information presented above and throughout this report has been adjusted for the stock split that took place in fiscal 2004 as described below.

There have been no recent sales of unregistered securities and no repurchases of securities by the Company or its affiliates.

Dividend Policy

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In fiscal 2004, as a one time event, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a dividend.

Exchange Controls and Other Limitations Affecting Holders of Common Shares

Investment Canada Act

Canada has no system of exchange controls. There is no law, government decree or regulation in Canada restricting the export or import of capital or affecting the remittance of dividends, interest or other payments to a non-resident holder of Common Shares, other than withholding tax requirements.

There is no limitation imposed by Canadian law or by the articles or other charter documents of the Company on the right of a non-resident to hold or vote Common Shares or Preferred Shares of the Company with voting rights (collectively, “Voting Shares”), other than as provided in the Investment Canada Act (the “Investment Act”), as amended by the World Trade Organization Agreement Implementation Act (the “WTOA Act”). The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian,” as defined in the Investment Act (a “non-Canadian”), unless, after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be a net benefit to Canada. An investment in Voting Shares of the Company by a non-Canadian (other than a “WTO Investor,” as defined below) would be reviewable under the Investment Act if it were an investment to acquire direct control of the Company, and the value of the assets of the Company were $5.0 million or more. Except for certain economic sectors with respect to which the lower threshold would apply, an investment in Voting Shares of the Company by a WTO Investor would be reviewable under the Investment Act if it were an investment to acquire direct control of the Company, and the value of the assets of the Company equaled or exceeded $237 million CDN. A non-Canadian, whether a WTO Investor or otherwise, would acquire control of the Company for purposes of the Investment Act if he or she acquired a majority of the Voting Shares of the Company. The acquisition of less than a majority, but at least one-third of the Voting Shares of the Company, would be presumed to be an acquisition of control of the Company, unless it could be established that the Company was not controlled in fact by the acquirer through the ownership of Voting Shares. In general, an individual is a WTO Investor if he or she is a “national” of a country (other than Canada) that is a member of the World Trade Organization (“WTO Member”) or has a right of permanent residence in a WTO Member. A corporation or other entity will be a WTO investor if it is a “WTO Investor-controlled entity” pursuant to detailed rules set out in the Investment Act. The United States is a WTO Member.

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

Canadian Federal Income Tax Considerations

The following summary is based upon the current provisions of the Income Tax Act (Canada) (the “ITA”) and the regulations thereunder, all proposed amendments to the ITA and the regulations thereunder are publicly announced by the Department of Finance, Canada prior to the date hereof, the administrative policies and assessing practices of the Canada Revenue Agency (“CRA”), made publicly available prior to the date hereof and the Canada-United States Income Tax Convention (1980), as amended by the 1983, 1984, 1995 and 1997 Protocols thereto (the “Convention”). Except for the foregoing, this summary does not take into account or anticipate changes in the law or the administrative policies or assessing practices of the CRA whether by legislative, governmental or judicial action and does not take into account or anticipate provincial, territorial or foreign tax considerations.

This summary relates to the principal Canadian federal income tax considerations under the ITA and the regulations thereunder generally applicable to purchasers of Common Shares hereunder who: (i) for purposes of the ITA, are not, have not been and will not be or be deemed to be resident in Canada at any time while they held or hold Common Shares (or other property for which Common Shares were substituted on a tax deferred exchange), deal at arm’s length and are not affiliated with the Company, will hold their Common Shares as capital property, and do not use or hold, and will not and will not be deemed to use or hold their Common Shares in, or in the course of carrying on a business in Canada through a permanent establishment or in connection with a fixed base in Canada, and (ii) for purposes of the Convention, are residents of the United States and not residents of Canada.

Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a non-resident holder will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a basic rate of 25%, which may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident holder. Currently, under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by a person who is a resident of the United States for the purpose of the Convention and who does not have a “permanent establishment” or “fixed base” in Canada to which the holding of Common Shares is effectively connected is 15% except where such beneficial owner is a company which owns at least 10% of the voting stock of the Company (in which case the rate of such withholding tax is 5%).

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

A holder who is not resident in Canada for purposes of the ITA will generally not be subject to tax under the ITA in respect of any capital gain or entitled to deduct any capital loss realized on a disposition of Common Shares unless at the time of such disposition such Common Shares constitute “taxable Canadian property” of the holder for purposes of the ITA and the holder is not entitled to relief under the Convention. If the Common Shares are listed on a prescribed stock exchange (which includes the NASDAQ National Market) at the time they are disposed of, they will generally not constitute “taxable Canadian property” of the non-resident holder at the time of a disposition of such shares unless such holder uses or holds or is deemed to use or hold such shares in or in the course of carrying on business in Canada or, at any time during the 60 month period immediately preceding the disposition of the Common Shares, 25% or more of the issued shares of any class or series of the Company were owned by the non-resident holder, by persons with whom the non-resident holder did not deal at arm’s length or by the non-resident holder and persons with whom the non-resident holder did not deal at arm’s length. In any event, under the Convention, gains derived by a resident of the US from the disposition of Common Shares will generally not be taxable in Canada unless such Common Shares form part of the business property of a permanent establishment which such US resident has or had (within the twelve-month period preceding the date of disposition) or pertain to a fixed base which is or was available (within the twelve-month period preceding the date of disposition) to such US resident in Canada or unless the value of the Common Shares is derived principally from real property situated in Canada.

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

United States Federal Income Taxation

The following discussion summarizes certain US federal income tax considerations relevant to an investment in the Common Shares by individuals, corporations, estates and trusts who, for income tax purposes, are resident in the US and not in Canada, hold Common Shares as capital assets, do not use or hold the Common Shares in carrying on a business through a permanent establishment or in connection with a fixed base in Canada and, in the case of individual investors, are also US citizens (collectively, “Unconnected US Shareholders”). The tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. Further, this summary is not a comprehensive description of all of the tax considerations that may be relevant to an

Unconnected US Shareholder based on such Shareholder’s particular circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax. In addition, this discussion does not address the US federal income tax consequences to Unconnected US Shareholders that are subject to special treatment under US federal income tax laws, including, but not limited to:

•	broker-dealers;

•	banks or insurance companies;

•	regulated investment companies;

•	taxpayers who have elected mark-to-market accounting;

•	tax-exempt organizations;

•	financial institutions;

•	taxpayers who hold ordinary shares as part of a “straddle”, “hedge”, or “conversion transaction” with other investments;

•	individual retirement or other tax-deferred accounts;

•	holders owning directly, indirectly or by attribution at least 10% of our voting power; and

•	taxpayers whose functional currency is not the US dollar;

•	partnerships or other flow-through entities;

•	S corporations;

•	persons who have ceased to be US citizens.

This discussion does not address any aspect of US federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of US federal income taxation applicable to Unconnected US Shareholders holding options, warrants or other rights to acquire Common Shares.

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

In the case of foreign currency received as a dividend that is not converted by the recipient into US dollars on the date of receipt, an Unconnected US Shareholder will have a tax basis in the foreign currency equal to its US dollar value on the date the dividends are received or treated as received. Any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including an exchange for US dollars, will be US source ordinary income or loss.

Subject to the discussion below under “Passive Foreign Investment Company”, the sale of Common Shares generally will result in the recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and the holder’s adjusted basis in the Common Shares. The tax basis will initially equal its cost to the Unconnected US Shareholder, as reduced by any distributions on the shares treated as return of capital. The Unconnected US Shareholder that is an individual will be taxed on the net amount of his or her capital gain at a maximum rate of 15% provided the Common Shares were held for more than 12 months at the time of sale or disposition. Special rules (and generally lower maximum rates) may apply to individuals in lower tax brackets.

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

In general, dividends paid on Common Shares and payments of the proceeds of a sale of Common Shares, paid within the US or through certain US-related financial intermediaries, are subject to information reporting and may be subject to backup withholding at a 28% rate unless (i) the payor is entitled to, and does in fact, presume that the Unconnected US Shareholder of common shares is a corporation or other exempt recipient or (ii) the Unconnected US Shareholder provides a taxpayer identification number on a properly completed Form W-9 and certifies that no loss of exemption from backup withholding has occurred. The amount of any backup withholding will be allowed as a credit against an Unconnected US Shareholder’s US federal income tax liability and may entitle such holder to a refund, provided that the required information is furnished to the IRS. Unconnected US Shareholders should consult their tax advisors regarding their qualification for exemption from backup withholding and the procedure for obtaining such an exemption if applicable.

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

Item 6—Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company for the periods indicated. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data set forth below for the fiscal years ended June 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004 and 2003 are derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data set forth below for the fiscal years ended June 30, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Income Data:

Revenues:
License	$121,642	$75,991	$65,984	$73,752	$57,574
Customer support	108,812	63,091	48,707	40,316	26,641
Service	60,604	38,643	39,681	35,709	30,180

Total revenues	291,058	177,725	154,372	149,777	114,395

Cost of revenues:
License	10,784	6,550	5,341	5,878	2,685
Customer support	20,299	10,406	8,364	7,632	5,731
Service	47,319	28,241	27,411	27,043	25,670

Total cost of revenues	78,402	45,197	41,116	40,553	34,086

Gross profit	212,656	132,528	113,256	109,224	80,309

Operating expenses:
Research and development	43,616	29,324	24,071	24,311	17,743
Sales and marketing	87,362	54,532	51,084	51,317	42,928
General and administrative	22,795	13,509	12,498	13,191	19,832
Depreciation	7,103	5,009	5,587	5,178	4,586
Amortization of acquired intangible assets	11,306	3,236	6,506	5,460	2,962
Restructuring charge	10,005	—	—	—	1,774

Total operating expenses	182,187	105,610	99,746	99,457	89,825

Income (loss) from operations	30,469	26,918	13,510	9,767	(9,516)
Other income (expense)	217	2,788	1,613	(2,417)	48,965
Interest income	1,355	1,283	1,853	4,736	6,161
Interest expense	(145)	(55)	(16)	(61)	(109)

Income before income taxes	31,896	30,934	16,960	12,025	45,501
Provision for income taxes	7,270	3,177	289	1,229	20,422

Net income before minority interest	24,626	27,757	16,671	10,796	25,079
Minority interest	1,328	—	—	—	—

Net income for the year	$23,298	$27,757	$16,671	$10,796	$25,079

Net income per share, basic	$0.53	$0.71	$0.42	$0.27	$0.56

Net income per share, diluted	$0.49	$0.67	$0.39	$0.25	$0.51

Weighted average Common Shares outstanding, basic	43,744	39,051	39,957	40,064	44,698

Weighted average Common Shares outstanding, diluted	47,272	41,393	42,478	42,932	48,842

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$156,987	$116,554	$109,895	$87,526	$113,918
Working capital	104,722	94,440	103,897	82,030	98,008
Total assets	670,755	238,687	186,847	175,002	183,250
Long-term liabilities	60,071	6,608	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Company’s Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analyses and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe habor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. These risks, uncertainties, and factors include, but are not limited to, those set forth under “Risk Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions or these plans, estimates, opinions or projections should change.

Overview

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are presented in United States dollars unless otherwise indicated. All references in this Annual Report on Form 10-K to financial information concerning the Company refer to such information in accordance with U.S. GAAP and all dollar amounts in this Annual Report on Form 10-K are in United States dollars unless otherwise indicated.

Open Text is the market leader in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information. The Company’s principal product line is Livelink®, a leading collaboration and content management software product for global enterprises. The software enables users to capture as well as find electronically stored information, work together in both creative and collaborative processes as well as more structured processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides comprehensive configurations, rapid deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does on occasion include certain third party software in its products.

In fiscal 2004, the Company recorded total revenues of $291.1 million, a record for a Company fiscal year, due to a number of factors including an increase in new customers, additional license transactions completed with existing customers, and the acquisitions of IXOS, Gauss, and DOMEA eGovernment. The Company achieved overall profitability in fiscal 2004 for the sixth straight year, while it achieved profitability from operations for the fourth straight year. In addition, cash and cash equivalents increased to $157.0 million as of June 30, 2004, while cash flow from operations totaled $37.5 million for fiscal 2004.

During fiscal 2004, the Company did not repurchase any Common Shares in the open market, whereas during fiscal 2003, 1,512,000 Common Shares were repurchased in the open market for a total purchase price of $17.3 million. The Company’s days sales outstanding (DSO) increased from 61 days at June 30, 2003 to 71 days at June 30, 2004. The main reason for this increase is due to IXOS, which has a higher DSO than the Company.

The Company expects that over time, the Company DSO will trend towards historical levels. Geographic segment information regarding the Company is presented in Note 16 to the Company’s Consolidated Financial Statements.

On February 19, 2004, Open Text Corporation acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS through its wholly owned subsidiary 2016091 Ontario Inc. (“Ontario”). Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for the Alternative Consideration (as described below), with the balance, including shares purchased on the open market, acquired for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consisted of 0.5220 of an Open Text Common Share and 0.1484 of a warrant. Each whole warrant is exercisable to purchase one Open Text Common Share and may be exercised at any time prior to February 19, 2005, at a strike price of $20.75 per share. Between the closing date of the tender offer and June 30, 2004, Open Text acquired an additional 203,647 Common Shares of IXOS for $2.3 million in cash. As a result of the additional purchase, Ontario obtained a total of 19,361,075 IXOS shares or approximately 89% ownership of IXOS. It is the Company’s intention to acquire 100% of IXOS, as discussed further on page 86. At this time, it is not determinable when this process will be completed. The results of IXOS’ operations have been included in the consolidated financial statements of Open Text since March 1, 2004.

On October 16, 2003, Open Text acquired approximately 75% of the shares of Gauss Interprise AG (“Gauss”) for total cash consideration of $9.8 million pursuant to several sale and purchase agreements with major shareholders. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of June 30, 2004, Open Text had acquired approximately 92% of the common shares of Gauss as a result of these agreements, as well as through the purchase of common shares on the open market and through a public tender offer. It is the Company’s intention to acquire 100% of Gauss, as discussed further on page 88. At this time, it is not determinable how long this process will take.

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. The purchase price of $11.4 million includes contingent consideration of $3.8 million that may be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement will be paid in the form of 50% cash and 50% in Open Text Common Shares. As of June 30, 2004, approximately $0.6 million of the purchase price is being held to secure certain warranties, representations and covenants in the acquisition agreement. As this amount is also being held as security for certain pre-acquisition contingencies, the resolution of which is uncertain, the Company is unable to estimate when this amount will be paid. When paid, these amounts will be recorded as additional goodwill.

On March 20, 2003, Open Text completed an acquisition of all of the issued and outstanding shares of Eloquent for cash consideration of $6.7 million, of which $1.0 million is being held in escrow to secure certain representations, warranties and covenants of Eloquent in the acquisition agreement. The results of operations of Eloquent have been consolidated with those of Open Text beginning March 20, 2003.

On February 25, 2003, Open Text Inc. (“OTI”), a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding shares of Corechange through the merger of a wholly-owned subsidiary of OTI, with and into Corechange, with Corechange as the surviving corporation. Consideration for this acquisition was comprised of (1) cash consideration of $3.6 million paid on closing; (2) additional cash consideration of $650,000 held in escrow in order to satisfy potential breaches of representations and warranties as provided for in the share purchase agreement; and (3) additional cash consideration to be earned over the one-year period following closing, contingent on Corechange meeting certain revenue targets. This acquisition was also subject to an adjustment of the purchase price based on the level of net assets in existence at closing. As of June 30, 2004, the Company is of the opinion that the level of net assets present at the closing date was sufficiently low such that no further amounts are due in respect of this purchase price. The results of operations of Corechange have been consolidated with those of Open Text beginning February 25, 2003.

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

With respect to the Company’s strategy relating to acquisitions, Open Text has established the practice of integrating acquired technology into Livelink shortly following the completion of the respective acquisition. Consequently over time, the operational performance of the Company’s acquired entities on a stand-alone basis may not be tracked.

Significant Accounting Policies and Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue: The Company currently derives all of its revenues from licenses of software products and related services. Revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and to the extent applicable, Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

(i) Persuasive Evidence of an Arrangement Exists—The Company determines that persuasive evidence of an arrangement exists with respect to a customer under (a) an executed license agreement, which is signed by both the customer and the Company, or (b) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end-users or resellers.

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

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element in the arrangement other than licenses based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE for these services on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the respective term of the maintenance contract, typically one year.

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

Income Taxes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense. See page 43 for management’s discussion of the factors necessary for the Company to realize its deferred tax assets.

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

Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. To assist management with the valuation process, the Company has adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, if either management or the independent experts make judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets. Similarly, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company is required to annually test the value of its goodwill as well as its acquired intangible assets. This testing requires management to make estimates of the market value of its various operating segments. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs its annual impairment testing on its goodwill at June 30th each fiscal year, provided that circumstances don’t arise during the year that would necessitate an earlier evaluation. Over the past two years, the value of the Company’s reporting units have exceeded their book value by a substantial margin. Based on currently available information, management does not anticipate that an impairment of its goodwill will occur in the foreseeable future, although there can be no assurances that at the time a future review is completed, a material impairment charge will not be required and recorded.

Results of Operations

The following table presents, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended June 30,
	2004	2003	2002
Revenues:
License	41.8%	42.8%	43.3%
Customer support	37.4	35.5	31.9
Service	20.8	21.7	24.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
License	3.7	3.7	3.5
Customer support	7.0	5.9	5.5
Service	16.3	15.9	16.7

Total cost of revenues	27.0	25.5	25.7

Gross profit	73.0	74.5	74.3
Operating expenses:
Research and development	15.0	16.5	15.8
Sales and marketing	30.0	30.7	33.5
General and administrative	7.8	7.6	8.2
Depreciation	2.4	2.8	3.7
Amortization of acquired intangible assets	3.9	1.8	4.3
Restructuring charge	3.4	—	—

Total operating expenses	62.5	59.4	65.5

Income from operations	10.5	15.1	8.8
Other income	0.1	1.6	1.1
Interest income	0.5	0.7	1.2
Interest expense	(0.1)	—	—

Income before income taxes	11.0	17.4	11.1
Provision for income taxes	2.5	1.8	0.2

Net income before minority interest	8.5	15.6	10.9
Minority interest	0.5	—	—

Net income for the year	8.0%	15.6%	10.9%

The ECM Market

According to the Meta group, the enterprise content management (ECM) market will reach $2.3 billion in software and $7 billion in services by 2007, representing a compound annual growth rate of 15%. They expect that many vendors will adopt the mantle of “enterprise content management” during the next 12 months, which they have stated has already begun. Over that same period and consistent with experience over the past several years, the Company does not expect total information technology spending to increase. This means that the growth in ECM is coming at the expense of other parts of the IT market. The vast majority of information contained in an organization is unstructured data—exactly the type of data that the ECM market is focused on managing. Whereas companies have spent the better part of the last decade focusing on managing the structured data that ERP systems center around, their focus has now shifted to the larger opportunity of managing the unstructured data.

Over the past year the Company has witnessed numerous changes to the social-political landscape that have had significant impacts on the ECM market, which the Company sees as now being at an inflection point. Events over the past several years such as the September 11th terrorist attacks, the financial collapse of high-profile US corporations such as Enron and Worldcom, as well as ensuing changes to the regulatory environment such as Sarbanes-Oxley and the Patriot Act have placed a significant onus on the private and public sectors alike to adopt compliance driven software solutions. Simultaneously, more organizations continue to focus their attention on the preservation of their intellectual property and the knowledge residing throughout their workforces. With baby-boomers retiring, corporations have only recently become sensitive to the fact that a high percentage of the knowledge of their workforces may not be documented or archived in any organized fashion which future employees can retrieve.

The ECM sector has been marked by significant consolidation over the past several years. Sophisticated customers are demanding more robust suites of technology which address all aspects of ECM as compared with past practice of purchasing point solutions from separate vendors to address specific needs. The largest, most financially stable vendors have taken advantage of their financial position by acquiring many of their smaller competitors in an attempt to round out their product line. These smaller vendors had found that as the ECM market matured and as ECM technologies became mission critical within organizations, customers became increasingly hesitant to purchase their product if the vendor’s financial viability was at all a question. In many cases, these smaller companies have what is regarded as leading technology, but they lack the financial resources to convince customers that they will remain in business to support and enhance their products for years to come. Within the growing ECM sector, the Company has established itself by the end of fiscal 2004 as both the largest and fastest growing software vendor in this sector.

The Company has seen its competitive landscape evolve over the past year. Given the growth of the ECM market, new vendors continue to try and penetrate the market. Microsoft has recently entered the ECM market with a competitive product which is focused on departmental use rather than enterprise-wide deployment as the product does not possess the scalability of Livelink. With the content management offerings coming from the IXOS acquisition, the Company believes that it has the most comprehensive collaboration and content management software in the industry. As a result, the Company is increasingly competing against more traditional content management vendors such as Filenet. The Company feels that one of its key strategic advantages over its competition is the fact that its core technology has been in place for several years. This has allowed Open Text to spend the past couple of years focused on designing and delivering solutions to specific market participants. By contrast, many of the Company’s competitors are still in the process of acquiring and integrating the requisite technology to provide a complete product offering.

Market Trends

During fiscal 2004, many of the Company’s customers were dealing with internal mandates to significantly reduce information technology spending. Given these tighter budgets, customers have increasingly focused on purchasing software solutions which help organizations save money. Software that is quickly and easily deployable is currently viewed as being more attractive than software that takes a long time to implement, such as ERP systems. One area within information technology spending which companies are not reducing spending, and in many cases are increasing spending, is compliance-focused software. Companies are not able to defer spending to become or remain compliant with the regulatory environments they operate within. The Company is focused on exploiting this opportunity, particularly given the fact that compliance touches all employees in an organization. As a result, compliance opportunities can evolve into enterprise-wide deployments.

During fiscal 2004, the Company continued to experience a trend witnessed over the past several years of initial, limited-scope deployments quickly evolving into larger deploys. Initial deployments typically last for approximately nine months, subsequent to which the customer will frequently purchase additional licenses for further internal deployment, followed often by an enterprise-wide deployment. This strategy has been a focus of the Company’s sales efforts since post-September 11th, when it became extremely difficult to close sales opportunities with new customers. In addition, over the past several years, as many customers imposed rigid spending freezes on purchases of new information technology solutions and initiatives, the Company has been able to continue to grow its revenue by further developing relationships and opportunities within its installed-base.

Historically, the Company has been able to generate revenue growth by selling and marketing its products on the proposition that they produced an extremely high return on investment and can actually save companies money. The fact that the Livelink product line is highly configurable without programming means that as soon as it is purchased, an organization can have it deployed almost immediately and can begin saving money. By contrast, many competitive products and solutions require a significant amount of customized programming and service work adding not only cost but also lead-time to the deployment cycle. Both of these factors adversely impact such product’s return on investment. Although today the high return on investment of the Company’s products remains a selling feature, during fiscal 2004 the Company experienced an increase in customers purchasing products to address key business problems that they cannot delay addressing.

Another recent operational trend has been the Company’s strong focus on vertical markets and designing products to address specific needs of those markets. The Company currently has four vertical sales groups focused on selling solutions to the government, pharmaceutical, financial services, and oil and gas sectors. The Company feels that customized Livelink solutions designed specifically for each of these verticals address specific mission critical problems that these industries confront. Pharmaceutical companies, for instance, are focused more than ever on bringing products to market faster and more cost-effectively than ever before while remaining fully-compliant with Food and Drug Administration regulations. Nearly all regulations require an organization to train and test all employees involved in processes associated with the regulation. The need for US government agencies to communicate, collaborate, and share knowledge has never been as important as it is today, and the Company is increasingly active in this sector.

Open Text continues to remain focused on selling to its large user installed base as an important source of sales opportunities. The Company has found that customers that initially purchase Livelink to address a specific need often expand the deployment of Livelink to address multiple other issues within the first year. The Company also feels that the acquisitions it completed over the past several years represent significant cross-selling opportunities, and that these cross-selling opportunities will represent a further source of future growth. Open Text anticipates that it will continue to develop and market ECM related solutions focused on addressing specific problems and specific industries.

Open Text has not engaged in overly aggressive discounting practices relative to many of its competitors. Over the past several years, the Company has maintained an average deal size of between $250,000 and $300,000. By contrast, IXOS content management products had been under significant pricing pressure, driving the average deal size to approximately $100,000 over the same period.

Fiscal 2004 Overview

The most significant corporate transaction during fiscal 2004 was the acquisition of IXOS. The strength of IXOS’ product-line is its strong offering in the area of content management—a key aspect of ECM. Traditionally, the strength of Open Text’s product offering has been its collaboration functionality. Taken together, the Company believes that the unprecedented one-stop shopping combination of collaboration and content functionality achieved through this acquisition provides the Company with the most complete ECM suite in the industry. As of June 30, 2004, the two organizations are now organized as one global organization, and perhaps most importantly, the Company’s integrated product roadmap is now complete and published. General availability of the Company’s first integrated product—Livelink WCM Server occurred in the fourth quarter of fiscal 2004 with additional integrated products scheduled in the latter half of calendar 2004. The majority of the IXOS restructuring efforts were completed by June 30, 2004, although some aspects of the Company’s plans will get executed in early fiscal 2005. As a results, the Company believes that the synergies between the two companies are only now just starting to be realized, and the Company is optimistic that these will continue and broaden into fiscal 2005. The Company strives to prudently manage expenses. Expense management played a key role in the profitability achieved in fiscal 2004. From a products perspective, the continued growth in the Company’s core Livelink business reinforced the fact that the Company’s value proposition for the ECM market is being well received.

Fiscal 2004 Compared with Fiscal 2003

Revenues. Total revenues included license revenues, customer support revenues, and service revenues. Total revenues increased 64% from $177.7 million in fiscal 2003 to $291.1 million in fiscal 2004. License revenues increased 60% from $76.0 million in fiscal 2003 to $121.6 million in fiscal 2004. The overall increase in revenue was significantly impacted by several acquisitions that the Company completed in fiscal 2004. During fiscal 2004, the Company acquired Gauss, DOMEA eGovernment, and IXOS. On a combined basis, revenues stemming from these acquisitions accounted for approximately 76% of the revenue growth achieved during fiscal 2004 compared to fiscal 2003. The remaining $27.3 million or 15% represents organic revenue growth achieved during fiscal 2004. Additionally, $10.3 million was contributed from companies acquired during fiscal 2003 which were not included in fiscal 2003 results for the entire fiscal year. The impact that both fiscal 2004 and fiscal 2003 acquisitions had on the Company’s revenue growth was reasonably consistent across license, service and support revenues. As these results indicate, although acquisitions represented the largest component of growth during fiscal 2004, the Company’s core operations still achieved strong organic growth. This organic growth reflects the continued demand in the marketplace for the Company’s software solutions. The Company defines organic growth as being the period-to-period growth achieved when the impact of the current period’s acquisitions are removed. Consequently, organic growth in fiscal 2004 represents the fiscal 2004 revenue growth compared to fiscal 2003 once the impact of IXOS, Gauss and DOMEA eGovernment are removed. On this basis, the Company’s organic revenue growth during fiscal 2004 was 15%.

An important factor responsible for the increase in license revenues from $76.0 million to $121.6 million during fiscal 2004 was the impact of the fiscal 2004 acquisitions. These transactions accounted for approximately $34.0 million of license revenue growth from fiscal 2003 or approximately 75% of the year-to-year growth. Of the remaining growth, $3.7 million related to a full inclusion of fiscal 2003 acquisitions. The Company’s organic growth relating to license revenue was 14% during fiscal 2004 as compared with fiscal 2003. This strong organic growth was driven by the fact that customers who purchase the Company’s products to address a specific problem in their business very quickly find alternative uses for Livelink and within a year often have Livelink managing multiple processes. The organic growth also reflects the fact that the Company remains focused on specific industry verticals for its solution offerings. The Company operates sales verticals for the pharmaceutical, financial services, government, and oil and gas industries. During fiscal 2004, the continued development and strong performance in the Company’s government vertical had a particularly significant impact on the Company’s fiscal 2004 license revenue growth, although the Company’s pharmaceutical and financial services verticals also performed well. Additionally, the continued adoption of the Company’s newly introduced modules was a further contributor to growth. Most of these new products are small components of code licensed as point solutions designed to accelerate deployment by addressing very specific and recurring issues faced by customers. Revenue in this category totaled approximately $1.0 million during fiscal 2003, and increased to approximately $5.8 million during fiscal 2004. During fiscal 2004, the Company did not experience a significant variation from fiscal 2003 in the amount of revenue realized from large license transactions.

Customer support revenues increased 72% from $63.1 million in fiscal 2003 to $108.8 million in fiscal 2004. Support revenues stemming from fiscal 2004 acquisitions accounted for approximately 65% of the revenue growth achieved during fiscal 2004 compared to fiscal 2003. Of the remaining 35% or approximately $17.5 million of growth achieved during fiscal 2004, $5.5 million was contributed from companies acquired during fiscal 2003 which were not included in fiscal 2003 results for the entire fiscal year. The Company’s organic growth relating to license revenue was 28% during fiscal 2004 as compared with fiscal 2003. The increase in customer support revenues resulted from several factors including the increase in the number of licenses granted in fiscal 2004, as well as strong renewal rates for maintenance contracts for existing customers. The Company continued to experience very strong service contract renewal rates for all of its products, most notably its core Livelink products. Over the past year, the Company effectively implemented price increases in all regions for its customer support services. The increases contributed to the revenue growth achieved in fiscal 2004. Furthermore, growth in support revenue stemming from the Company’s core Livelink products was 24% as compared with fiscal 2003. The Company believes that this fact demonstrates that the Company’s customers are very satisfied and dedicated to the Company’s core product offering. The Company believes that during fiscal 2005 the integration of IXOS’ customer support organization will create further operational synergies.

Service revenues increased 57% from $38.6 million in fiscal 2003 to $60.6 million in fiscal 2004. Service revenues stemming from fiscal 2004 acquisitions accounted for the entire revenue growth achieved during fiscal 2004 compared to fiscal 2003. If the impact of the fiscal 2004 acquisitions were removed, the Company’s organic services revenue growth was a decrease of approximately 5%. This decrease in core service revenues was primarily attributable to the continued challenging market for services engagements globally. The Company is witnessing many of its customers addressing its services needs with in-house personnel as opposed to using third-parties. Given the difficult service environment, the Company is currently focusing on delivering services solutions which have been effective for other customers as opposed to trying to deliver unique consulting solutions to each customer. In response to this challenging services environment, the Company will be taking active steps in fiscal 2005 to maximize service revenue opportunities when it will align its services resources by vertical industry. This mirrors a similar change that the Company’s sales organization undertook approximately 2 years ago and which has demonstrated considerable success. The Company expects that this will result in the Company’s sales and services organization working more closely together, with similar areas of expertise, and that these changes will help create more revenue opportunities.

Cost of revenues. Cost of license revenues consisted primarily of the costs associated with the royalties payable to third parties whose software is bundled with the Company’s products, as well as product media, duplication, manuals, packaging expenses, and finder’s fees. Cost of license revenues increased 65% from $6.6 million in fiscal 2003 to $10.8 million in fiscal 2004. As a percentage of license revenues, the cost of license revenues remained consistent at 9% during fiscal 2004. The increase in cost of license revenues in absolute dollars is a reflection of the increase in license revenues. The consistency in the cost of license revenues as a percentage of license revenues is due to the fact that the cost structure has remained unchanged. In each of fiscal 2003 and fiscal 2004, costs related to third-party product costs, as well as royalties, represented the vast majority of the cost of license revenue. Also, the companies acquired in fiscal 2004 maintained a similar cost structure.

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 95% from $10.4 million in fiscal 2003 to $20.3 million in fiscal 2004, primarily as a result of increased personnel costs in fiscal 2004 as compared with fiscal 2003. Over half of the increase in the cost of customer support revenues is attributable to personnel costs. The majority of the increase in personnel costs is attributable to personnel costs related to fiscal 2004 acquisitions, although the

Company also experienced an increase in personnel costs for its core operations due to the inclusion of a full year’s impact of fiscal 2003 acquisition personnel costs. Support personnel increased from 140 at the end of fiscal 2003 to 238 at the end of fiscal 2004. Whereas historically the Company’s support personnel has resided predominantly in North America, the Company’s European based 2004 acquisitions have made Europe almost as significant as North America with respect to support personnel. The increased number of personnel in the Company’s customer support organization drove increases in variable expense categories including communication, travel and office expenses. Occupancy costs increased during fiscal 2004 commensurate with the increase in facilities due to fiscal 2004 acquisitions. As a percentage of customer support revenues, customer support costs increased from 16% in fiscal 2003 to 19% in fiscal 2004. This increase in percentage terms reflects the fact that the companies acquired during fiscal 2004 have higher cost structures compared to the Company’s core operations and the Company has not yet realized full synergies from their integration.

Cost of service revenues consisted primarily of the costs of providing integration, customization and training with respect to the Company’s various software products. The most significant component of cost of service revenue is personnel related expenses, while other components include costs associated with travel, occupancy, and third-party subcontracting. Cost of service revenues increased 68% from $28.2 million in fiscal 2003 to $47.3 million in fiscal 2004. Cost of service revenues as a percentage of service revenues increased from 73% in fiscal 2003 to 78% in fiscal 2004. Additional costs assumed as a result of the fiscal 2004 acquisitions effectively accounted for the entire increase in cost of service revenues; approximately 60% of this increase is the result of the added IXOS related expenses, while the balance is largely comprised of other expenses coming from Gauss and DOMEA eGovernment. The general mix of expenses associated with the cost of service revenues for the fiscal 2004 acquisitions is generally consistent with that of the Company’s core business, with personnel subcontracting and travel representing approximately three quarters of the entire expense base in this area. The Company experienced higher billing utilization rates during fiscal 2004 than it did during fiscal 2003. Service personnel increased from 229 at the end of fiscal 2003 to 475 at the end of fiscal 2004. This increase in headcount driven by the 2004 acquisitions occurred primarily in European countries; almost 70% of the service organization personnel were in Europe at the end of fiscal 2004, an increase of approximately 40% from the end of fiscal 2003.

Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs. To date the Company has expensed all research and development costs as incurred. Research and development expenses increased 49% from $29.3 million in fiscal 2003 to $43.6 million in fiscal 2004 and, as a percentage of total revenues, decreased slightly from 16% in fiscal 2003 to 15% in fiscal 2004. The increase in research and developments expenses in absolute dollars in fiscal 2004 resulted primarily from approximately $12.0 million of additional expenses added as part of the integration of the development organizations of the fiscal 2004 acquisitions, primarily attributable to IXOS. The balance of the increase is attributable to increased spending within the Company’s core development organization, which recorded an additional $4 million in operating expenses during fiscal 2004 and was offset by increased tax credits associated with qualifying research and development activities of $2 million. Development personnel increased from 305 at the end of fiscal 2003 to 546 at the end of fiscal 2004. The vast majority of growth in the Company’s development organization was centered in Europe. Whereas the Company had effectively no European development presence at the end of fiscal 2003, at the end of fiscal 2004 over 40% of the Company’s development headcount was in Europe.

Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company’s products and services. Sales and marketing expenses increased 60% from $54.5 million in fiscal 2003 to $87.4 million in fiscal 2004. Sales and marketing expenses decreased slightly as a percentage of total revenues from 31% in fiscal 2003 to 30% in fiscal 2004. The vast majority of the increase in sales and marketing expense in absolute dollars was the result of costs added because of the fiscal 2004 acquisitions, as only approximately 10% of the increase in sales and marketing expenses relates to the Company’s core operations. Furthermore, the increased spending within the Company’s core operations was almost exclusively focused on marketing as the Company’s core spending on sales was consistent with the prior year. With ECM becoming a viable, growing segment of the software market, the Company is placing additional emphasis on marketing initiatives in an effort to be globally regarded as the ECM market leader. Sales and marketing personnel increased from 322 at the end of fiscal 2003 to 498 at the end of fiscal 2004. Similar to the other functional groups, this increase in headcount was focused in Europe due to the fiscal 2004 acquisitions. As of June 30, 2004, approximately 50% of the Company’s sales and marketing personnel were located in Europe as compared to 30% in the prior year.

General and administrative expenses. General and administrative expenses consisted primarily of the salaries of administrative personnel, related overhead, facilities expenses and corporate public company costs. General and administrative expenses increased 69% from $13.5 million in fiscal 2003 to $22.8 million in fiscal 2004 but remained consistent as a percentage of total revenues at 8% in both fiscal 2004 and 2003. Over half of the increase in general and administrative expenses relate to expenses added as part of the 2004 acquisitions. Approximately 50% of the remaining increase in general and administrative expenses relates to increased personnel the Company added throughout fiscal 2004. As the size and scope of the Company’s business continues to grow, Open Text requires a more sophisticated infrastructure to support the changing needs of the business. All areas within general and administrative expenses, including finance, information technology, and human resources, added headcount during the year. Total general and administrative personnel increased from 200 as of June 30, 2003 to 348 as of June 30, 2004. Whereas approximately 75% of the Company’s general and administrative personnel were located in North America as of June 30, 2003, this percentage has been reduced to a little over 50% as of June 30, 2004 as a result of the fiscal 2004 acquisitions. The remainder of the increase in general and administrative expenses is comprised of higher spending in a number of non-personnel areas, including compliance with new legislation including the Sarbanes-Oxley Act, as well as increased spending with respect to consulting and travel resulting from significant acquisition integration activities.

Depreciation expenses. Depreciation expense increased 42% from $5.0 million in fiscal 2003 to $7.1 million in fiscal 2004. Almost all of the increase in depreciation expense is a result of increased depreciation expenses recorded during the year relating to capital assets acquired as part of the fiscal 2004 acquisitions. Before the impact of the fiscal 2004 acquisition depreciation is considered, the Company’s depreciation expense remained consistent with the depreciation expense the Company recorded during fiscal 2003. During the year, the impact of the full depreciation of older assets was not offset by depreciation on newer capital assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets includes the amortization of both acquired technology and customer assets. Amortization of acquired intangible assets increased 249% from $3.2 million for fiscal 2003 to $11.3 million for fiscal 2004. This increase was principally the result of acquisitions during fiscal 2004, which accounted for 69% of the increase as the size of acquisitions completed during fiscal 2004 was far greater than those completed in any previous fiscal year. As a result, the amount allocated as part of the various purchase price allocations, to intangible assets, was also greater than in any previous fiscal year. Because the amortization of acquired intangible assets has only been included from the date of acquisition, this expense will continue to increase substantially in fiscal 2005 when a full year amortization is recorded for the fiscal 2004 acquisitions. The remaining 31% increase was due to amortization of acquired intangibles from acquisitions in fiscal 2003 being included for a full fiscal year as compared to the 3 months of amortization expense recorded on the 2003 acquisitions during fiscal 2003.

Other income. Other income decreased 92% from $2.8 million for fiscal 2003, compared to $0.2 million for fiscal 2004. Other income consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest. Interest income, net remained unchanged at $1.2 million in fiscal 2003 and fiscal 2004.

Income taxes. During fiscal 2004, the Company recorded a tax provision of $7.3 million compared to $3.2 million during fiscal 2003. The increase in the Company’s tax provision is due to the fact that during fiscal 2004, the Company became taxable or began using acquired losses in certain taxing jurisdictions where it was previously able to use internally generated tax loss carry forwards. When the Company uses losses acquired in business combinations, the benefit of those losses impacts the purchase equation and not the income statement as occurs with internally generated loss carryforwards.

The Company’s deferred tax asset of $46.4 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. The deferred tax liability arises from the amortization of timing differences relating to acquired intangible assets, non-capital losses acquired at a discount in asset acquisitions, and future income inclusions. Management records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, management has determined that a valuation allowance of $126.9 million is required in respect of its deferred income tax assets as at June 30, 2004. A valuation allowance of $5.7 million was required for the deferred income tax assets as at June 30, 2003. This increase is primarily attributable to valuation allowances against acquired loss carryforwards in the year. In order to fully utilize the recognized deferred income tax assets of $46.4 million, the Company will need to generate aggregate future taxable income in applicable jurisdictions of approximately $133 million. Based on the Company’s current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the recognized deferred income tax assets at June 30, 2004.

During fiscal 2004, the Company recorded deferred tax assets of $11.9 million and deferred tax liabilities of $2.3 million in connection with its acquisition of IXOS. Deferred tax assets associated with the acquisition of Gauss were fully offset by a valuation allowance.

Fiscal 2003 Compared with Fiscal 2002

Revenues. Total revenues included license revenues, customer support revenues, and service revenues. Total revenues increased 15% from $154.4 million in fiscal 2002 to $177.7 million in fiscal 2003. Revenues from license increased 15% from $66.0 million in fiscal 2002 to $76.0 million fiscal 2003. The increase in license revenues was a result of several factors, including the Company’s focus on certain industry verticals for its solution offerings. In particular, the emergence of strong performance in the pharmaceutical, government, and financial services sectors contributed to the Company’s fiscal 2003 license revenue growth. Also contributing to license revenue growth were the acquisitions completed during fiscal 2003. Specifically, approximately $5.6 million of license revenue was recorded during the fiscal year relating to the fiscal 2003 acquisitions. Additionally, the introduction of new modules designed to accelerate deployment and address very specific issues faced by customers further contributed to the Company’s growth in license revenues. Revenue of these products totaled approximately $1.0 million during fiscal 2003. During fiscal 2003, the Company also saw the continued return of large license transactions, a trend that began during the fourth quarter of fiscal 2002.

Customer support revenues increased 30% from $48.7 million in fiscal 2002 to $63.1 million in fiscal 2003. The increase in customer support revenues resulted from several factors including the increase in the number of licenses granted in fiscal 2003, as well as strong renewal rates for maintenance contracts for existing customers. During fiscal 2003, the Company effectively implemented price increases in all regions for its customer support services and those increases contributed to the revenue growth achieved in fiscal 2003. Additionally, in fiscal 2003 the Company’s customer support organization began to offer to customers a number of value added support programs. The acquisitions in fiscal 2003 also contributed to the growth in customer support revenues. Approximately 11% of the growth in customer support revenues relates to the fiscal 2003 acquisitions, while the remaining 19% growth relates to the Company’s organic business. The Company’s renewal rate of maintenance contracts for the Company’s products was in excess of 90%.

Service revenues decreased 3% from $39.7 million in fiscal 2002 to $38.6 million in fiscal 2003. The decrease in service revenues was primarily attributable to the continued challenging market for services engagements globally. Although in aggregate the Company’s service revenue decreased slightly from fiscal 2002 to fiscal 2003, the Company experienced an increase in Livelink-related service engagements. The Company also generated consulting and integration revenues relating to customers of companies acquired during fiscal 2003 totaling approximately $600,000 during fiscal 2003. These increases were more than offset by a decrease in services revenue relating to certain of the Company’s older products.

Cost of revenues. Cost of license revenues consisted primarily of the costs associated with the royalties payable to third-parties whose software is bundled with the Company’s products, as well as product media, duplication, manuals, packaging expenses, and finder’s fees. Cost of license revenues increased 23% from $5.3 million in fiscal 2002 to $6.6 million in fiscal 2003. As a percentage of license revenues, the cost of license revenues increased slightly from 8% during fiscal 2002 to 9% during fiscal 2003. The increase in cost of license revenues in absolute dollars was a reflection of the increase in license revenues. The increase in cost of license as a percentage of license revenues was due to higher third-party product costs included in licenses granted during fiscal 2003 associated largely with acquired companies’ products.

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 24% from $8.4 million in fiscal 2002 to $10.4 million in fiscal 2003, primarily as a result of increased personnel costs in fiscal 2003 as compared with fiscal 2002. Increased personnel costs relating to the Company’s core operations increased approximately $1.1 million, while the impact of the Company’s fiscal 2003 acquisitions totaled approximately $900,000, the most significant component of which were personnel costs. As a percentage of customer support revenues, customer support costs decreased slightly from 17% in fiscal 2002 to 16% in fiscal 2003, reflective of the fact that the Company effectively restructured the acquired companies’ cost structures and that the Company realized some economies of scale as its support organization continued to grow.

Cost of service revenues consisted primarily of the costs of providing integration, customization and training. Cost of service revenues increased 3% from $27.4 million in fiscal 2002 to $28.2 million in fiscal 2003. Cost of service revenues as a percentage of service revenues increased from 69% in fiscal 2002 to 73% in fiscal, 2003. Additional costs assumed as a result of the fiscal 2003 acquisitions accounted for approximately $500,000 of the increase in absolute dollars in costs of service revenues compared with fiscal 2002. Also impacting costs of service revenues is the fact that in fiscal 2003 the Company recorded approximately $700,000 less of investment tax credits through its services organization, due to the fact that the amount of investment tax credits recorded during fiscal 2002 was atypically high. Investment tax credits are recorded as a credit to cost of service revenues. Consequently, once the impact of the 2003 acquisitions and investment tax credits are removed, the Company’s core services organization actually realized a decrease in costs in fiscal 2003 as compared with fiscal 2002. This decrease in core cost of services was a result of both a slight decrease in personnel costs related to lower personnel in the Company’s services organization during fiscal 2003, as well as lower expenses incurred with respect to the Company’s 2003 user’s conferences as compared with fiscal 2002.

Research and development expenses. Research and development expenses consisted primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs. The Company expensed all research and development costs as incurred during the year. Research and development expenses increased 22% from $24.1 million in fiscal 2002 to $29.3 million in fiscal 2003 and, as a percentage of total revenues, remained relatively consistent at 16% in both fiscal 2002 and 2003. The increase in research and development expenses in absolute dollars in fiscal 2003 resulted primarily from approximately $4.0 million of additional expenses added as part of the integration of the development organizations of the companies acquired in fiscal 2003. The increase in research and development expense in fiscal 2003 as compared with fiscal 2002 also resulted from the fact that in fiscal 2003 the Company recorded approximately $750,000 less in investment tax credits, which were recorded as a reduction to research and development expenses. The investment tax credits recorded during fiscal 2002 were atypically high, and were not considered to be indicative of claims expected to be made in subsequent years.

Sales and marketing expenses. Sales and marketing expenses consisted primarily of compensation of sales and marketing personnel, as well as expenses associated with advertising, trade shows, facilities and other expenses related to the sales and marketing of the Company’s products and services. Sales and marketing expenses increased from $51.1 million fiscal 2002 to $54.5 million in fiscal 2003. Sales and marketing expenses decreased as a percentage of total revenues from 33% in fiscal 2002 to 31% in fiscal 2003. Of the increase in sales and marketing expense in absolute dollars, $1.0 million related to additional marketing initiatives, approximately half of which related to the companies acquired in fiscal 2003. Additionally, sales costs assumed as part of the Company’s 2003 acquisitions accounted for an additional $5.4 million of sales and marketing expenses during fiscal 2003. Consequently, sales expenses decreased by approximately $1.4 million within the Company’s core business operations during fiscal 2003, the majority of which relates to approximately $900,000 less of severance costs during fiscal 2003 compared to fiscal 2002, when the Company underwent an internal resizing program aimed at reducing costs throughout the organization.

General and administrative expenses. General and administrative expenses consisted primarily of the salaries of administrative personnel and related overhead and facilities expenses. General and administrative expenses increased 8% from $12.5 million in fiscal 2002 to $13.5 million in fiscal 2003 but remained consistent as a percentage of total revenues at 8% in both fiscal 2002 and 2003. Of the $1.0 million increase in general and administrative expenses, approximately half related to the 2003 acquisitions, most notably Centrinity. The balance of the increase in general and administrative expenses related to increases in a number of administrative areas, the majority of which were driven by a higher volume of business activity in fiscal 2003 as compared with fiscal 2002.

Depreciation expenses. Depreciation expense decreased 10% from $5.6 million in fiscal 2002 to $5.0 million in fiscal 2003. The decrease in depreciation expense was a result of the fact the Company did not make significant capital expenditures in fiscal 2003. Depreciation relating to the capital assets added as part of the fiscal 2003 acquisitions was only recorded for a partial year, and as a result this additional depreciation did not offset the reduction realized from the Company’s core base of capital assets during the year.

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

Other income (loss). Other income increased 73% from $1.6 million for fiscal 2002, compared to $2.8 million for fiscal 2003. During fiscal 2002, the gain of $1.6 million related primarily to the Company’s attempted acquisition of Accelio Corporation, a software company located in Ottawa, Ontario. The gain that the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the Company and in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred. The $2.8 million gain in fiscal 2003 was primarily comprised of foreign exchange gains realized during the year, the most significant cause of which was the appreciation of the Euro against the U.S. dollar.

Interest. Interest income decreased 33% from $1.9 million in fiscal 2002, compared to $1.2 million in fiscal 2003. The decrease was due to lower interest rates realized during fiscal 2003 as compared with fiscal 2002.

Income taxes. During fiscal 2003, the Company recorded a tax provision of $3.2 million compared to $289,000 during fiscal 2002. The increase in the Company’s tax provision was due to the fact that during fiscal 2003, the Company became taxable in certain taxing jurisdictions where it was previously able to use loss carryforwards.

Quarterly Results

The following table summarizes selected unaudited quarterly financial data for the past eight quarters:

	Fiscal 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$104,984	$80,215	$61,674	$44,185

Gross profit	74,197	60,005	45,944	32,510

Net income	$8,973	$3,279	$7,692	$3,354

Net income per share
Basic	$0.18	$0.07	$0.19	$0.08

Diluted	$0.16	$0.07	$0.18	$0.08

	Fiscal 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$53,097	$43,959	$43,014	$37,655

Gross profit	40,509	33,018	31,548	27,454

Net income	$9,385	$6,792	$6,218	$5,362

Net income per share
Basic	$0.24	$0.17	$0.16	$0.14

Diluted	$0.22	$0.16	$0.15	$0.13

The Company has experienced, and is likely to continue to experience, significant fluctuations in quarterly results caused by many factors, including changes in demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors or delays thereof, market acceptance of products or enhancements, customer order deferrals in anticipation of upgrades and new products, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed or sold, the mix of products and services sold, the mix of international and North American revenues, foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, like many other software companies, the Company has generally recognized a substantial portion of its revenues in the last weeks of each quarter. The Company’s revenues for the quarter ended September 30 of each fiscal year generally have been lower than revenues for other quarters. The acquisition of IXOS, which generates a very high proportion of its revenues in Europe, will make this trend more pronounced going forward. However, it is uncertain whether this trend will continue in current or future periods. Due to all of the foregoing factors, the Company’s operating results in a particular quarter may fail to meet market expectations, which could result in a decrease in the price of Common Shares and a loss to shareholders.

Liquidity and Capital Resources

Other than the cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares and Warrants. At June 30, 2004, the Company had working capital of $104.7 million compared to working capital of $94.4 million at June 30, 2003. This increase in working capital primarily relates to increased working capital assumed as part of the IXOS acquisition, along with the Company’s fiscal 2004 profitability. Cash and cash equivalents increased from $116.6 million at June 30, 2003 to $157.0 million at June 30, 2004, primarily for the same reasons including changes in the components of working capital.

The Company has a CDN $10.0 million (USD $7.4 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2004, the entire amount of which was available for use. The line of credit bears interest at the lender’s prime rate plus 0.5%. The Company has pledged certain of its assets including an assignment of accounts receivable as collateral for outstanding amounts under this line of credit.

On October 16, 2003, the Company acquired approximately 75% of the shares of Gauss for total cash consideration of $9.8 million. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of June 30, 2004, Open Text had acquired approximately 92% of the common shares of Gauss as a result of additional shares purchased under a delisting offer, an agreement of control, as well as through the purchase of common shares on the open market and through a public tender offer. The Company intends to achieve 100% ownership and has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss-Share. As of June 27, 2004 there were 662,241 Gauss shares not owned by Open Text. Therefore, the maximum cost for these shares is Euro 701,975. The original acceptance period had been two months. After certain shareholders filed for a special court procedure to reassess the amount of the offered consideration (Spruchverfahren), the acceptance period was extended pursuant to mandatory German law until the end of these proceedings.

On October 23, 2003, Open Text acquired all the common shares of DOMEA eGovernment for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. As June 30, 2004, potential purchase price payment obligations in the amount of $2.5 million in cash and $1.8 million in shares remains outstanding.

On February 19, 2004, the Company acquired approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market for cash consideration of $15.3 million plus issuance of 9.3 million in common shares and 2.6 million in warrants. Between the closing date and June 30, 2004, Open Text acquired an additional 1% of the Common Shares of IXOS for $2.3 million in cash. The results of operations of IXOS have been consolidated with those of Open Text beginning March 1, 2004. The Company anticipates that it will acquire all of the outstanding shares of IXOS. The total cash consideration to acquire the remaining outstanding shares of IXOS is estimated to be approximately 9 EURO per share, for a total cost of approximately $30 million. The timeline for achieving 100% ownership is uncertain and could take several more quarters. During fiscal 2004, proceeds received from exercised purchase warrants were $4.7 million. These purchase warrants expire in February 2005. Assuming 100% of the outstanding warrants are exercised prior to expiration, the Company can expect to receive further cash proceeds of approximately $50 million.

Cash provided by operations during fiscal 2004 was $37.5 million, compared to $40.0 million for fiscal 2003. This decrease is primarily due to the fact that the Company undertook a restructuring during its third quarter of fiscal 2004 and $3.4 million was paid out relating to this undertaking by June 30, 2004.

Net cash used in investment activities during fiscal 2004 was $19.6 million of which $9.8 million relates to the acquisition of Gauss, $3.4 million relates to the acquisition of DOMEA eGovernment, and cash provided through the acquisition of IXOS of $19.4 million. The IXOS acquisition represented a source of cash given the fact that the acquisition was financed primarily through shares and IXOS had significant cash reserves on its balance sheet at the date of acquisition. Other significant investment activities during fiscal 2004 include the purchase of capital assets totaling $6.1 million, other acquisitions of $4.0 million, and business acquisition costs of $15.7 million. Net cash used in investment activities in fiscal 2003 was $23.9 million of which $18.2 million related to the acquisitions of Centrinity, Corechange and Eloquent. The other significant investment activity during fiscal 2003 was the purchase of capital assets, which totaled $3.6 million.

Net cash provided by financing activities during fiscal 2004 was $21.9 million This amount was comprised of proceeds of $18.3 million received by the Company related to the exercise of stock options and purchases made under the Company’s employee stock purchase plan and proceeds of $4.7 million related to the issuance of warrants arising from the IXOS acquisition. These proceeds were offset by deferred financing costs related to the IXOS acquisition of $0.7 million, and payments of capital lease obligations of $0.4 million. Net cash used in financing activities was $10.1 million during fiscal 2003. This amount was comprised of proceeds of $7.0 million received by the Company related to the exercise of stock options and purchases made under the Company’s employee stock purchase plan, offset by $17.3 million spent on repurchasing 1,512,000 Common Shares of which $7.7 million was charged to share capital and $9.6 million was charged to accumulated deficit.

The Company earns interest on its cash and cash equivalents, which consist of highly liquid investments with an original maturity of three months or less at the date of acquisition. Interest earned from these investments totaled $1.4 million during fiscal 2004 and $1.3 million during fiscal 2003, due to higher cash balances maintained in fiscal 2004 as compared to fiscal 2003.

The Company’s capital asset balance increased from $10.0 million as at June 30, 2003 to $24.7 million as at June 30, 2004. This increase is primarily due to the addition of capital assets net of depreciation acquired through the Company’s three acquisitions completed during fiscal 2004 that totaled over $14.2 million and regular capital asset acquisitions totaling $0.4 million as well the impact of foreign exchange revaluations.

The increase in the Company’s goodwill from $32.3 million as at June 30, 2003 to $223.8 million as at June 30, 2004 is due to additional goodwill recorded in connection with the fiscal 2004 acquisitions.

The Company’s acquired intangible assets totaled $20.5 million as at June 30, 2003 as compared to $116.6 million as at June 30, 2004. During fiscal 2004, the Company added $107.4 million of intangible assets as a result of acquisitions. These assets, along with the Company’s other specifically identifiable intangible assets, are being amortized over varying periods generally ranging from four to seven years.

The Company’s other assets totaled $3.1 million as at June 30, 2003 as compared to $5.7 million as at June 30, 2004. Other assets are primarily comprised of deposits, loan receivable, and pension plan assets.

Subsequent to June 30, 2004, the Company entered into separate commitments to purchase Artesia Technologies Inc., as well as the business assets of the Vista Plus suite of products. Total consideration for these transactions will be approximately $30.0 million cash, and it is expected that this amount will be principally paid during the Company’s quarter ending September 30, 2004.

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario in an effort to consolidate its existing facilities in Waterloo. Construction of this facility will commence in the Company’s first quarter ending September 30, 2004, and is expected to be completed by August 2005 which is the approximate date when the Company’s current leases for space in Waterloo will expire. The size of this facility is approximately the same as the Company’s current space under lease in Waterloo, with a provision for modest growth. The facility is to be constructed on a land which has been leased from the University of Waterloo in its High-Technology Park for a period of 99 years. The total cost of this project is approximately $8 million and at this point the Company intends to finance this investment through its working capital. Once constructed, this facility will become the Company’s lowest cost facility on a per square footage basis.

The Company currently anticipates that its operating expenses for the year ending June 30, 2005 will be relatively consistent, as a percentage of revenue, with those incurred in fiscal 2004. In absolute dollars, operating expenses will increase substantially, along with revenues, given that a full year’s operating results for IXOS will be recorded. Similarly, the Company currently anticipates that amounts expended on capital assets for the year ending June 30, 2005 will be generally consistent with those incurred during fiscal 2004. These expectations, however, are subject to change based on a number of factors, including the possibility of completing acquisitions and other strategic transactions.

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

Commitments and Contractual Obligations

As of June 30, 2004, the Company had future commitments and contractual obligations as summarized in the following table (in millions). These commitments are principally comprised of operating leases for the Company’s leased premises.

		Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	111.4	17.1	31.3	28.2	34.8
Purchase obligations	2.2	0.7	1.5	—	—

	113.6	17.8	32.8	28.2	34.8

Off-Balance Sheet Arrangements

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization. Commitments related to the operating leases over the next five years and thereafter are disclosed above.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is typically limited to the value of the fees paid for the corresponding license or service, but the company does agree in limited circumstances to expand this limitation or to make the indemnification obligation unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits.

Pursuant to the Agreement of Control between 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, and Gauss, Ontario has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss-Share. As of June 27, 2004 there were 662,241 Gauss shares not owned by

Open Text. The costs for these shares will be Euro 701,975, if the remaining shareholders agree to sell at this price. The original acceptance period had been two months. As a result of certain shareholders having now filed for a special court procedure to reassess the amount of the offered consideration (Spruchverfahren), the acceptance period has been extended pursuant to mandatory German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share has commenced. Again, the acceptance period has been extended pursuant to mandatory German law until the end of the proceedings to reassess the amount of the offered consideration (Spruchverfahren). The Agreement of Control is currently subject to a court procedure in which certain shareholders of Gauss claim, that the resolution of shareholders of Dec 23, 2003 respecting the Agreement of Control is null and void. A first instance judgment (in favor of the validity of the Agreement of Control) is expected by November 2004 at the earliest.

Risk Factors That May Affect Future Results

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following statements and elsewhere in this Annual Report on Form 10-K, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline.

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

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text intends to pursue its strategy of growing the capabilities of its ECM software offerings through the in-house research and development of new product offerings. During fiscal 2004, the Company enhanced Livelink and several of its optional components to continue to set the standard for Enterprise Content Management capabilities and in response to customer requests. Examples include the addition of secure Instant Messaging capability and the ability to distribute rich-media presentations including video, voice and text components to a wide audience over the web. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company’s operating results

Open Text acquired a number of companies in each of fiscal 2003 and 2004 and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities and acquisitions create risks including the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. In addition, if Open Text acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Open Text. The Company’s inability to address these risks could negatively affect the Company’s operating results.

The tender offer for all shares of IXOS by Open Text began on December 2, 2003. On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, 2016091 Ontario, a wholly owned subsidiary of Open Text Corporation, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Between the closing date of the tender offer and June 30, 2004, Open Text acquired an additional 203,647 Common Shares of IXOS. As a result of the additional purchase, 2016091 Ontario obtained a total of 19,361,075 IXOS shares or approximately 89% ownership in IXOS. The issuance of Common Shares and Common Share purchase warrants by Open Text under the offer and the subsequent resale of these securities may result in a material adverse affect on the market value of our Common Shares. After completion of the offer, Open Text must successfully integrate, among other things, certain product offerings, product development, sales and marketing, administrative and customer service functions, and management information systems of the Company and IXOS. This integration may cause disruptions, including potential loss of customers, suppliers, and other business partners, in the business of Open Text or that of IXOS, which could have material adverse effects on each company’s or the combined companys’ business and operations. In addition, Open Text may not be able to retain the management and key employees of IXOS. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company. Expected cost savings from the business combination may not be fully realized or realized within the Company’s expected time frames.

Businesses acquired by the Company may have disclosure controls and procedures and internal controls that are weaker than or otherwise not in conformity with those of the Company

The Company has a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, the Company seeks to implement its disclosure controls and procedures and internal controls at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of the Company’s disclosure controls and procedures and internal controls at an acquired company may be a lengthy process. Typically the Company conducts due diligence prior to consummating an acquisition, however, the Company’s integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls of an acquired company. The Company believes that the process involved in completing the integration of the Company’s own disclosure controls and procedures and internal controls at an acquired business will sufficiently correct any identified deficiencies.

A reduction in the number or sales efforts by distributors could materially impact the Company’s revenues

A material portion of the Company’s revenue is derived from the license of its products through third-parties. The Company’s success will depend, in part, upon its ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. The Company may not be able to retain a sufficient number of its existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing the Company’s products. The performance of third party distributors is largely outside the control of the Company and the Company is unable to predict the extent to which these distributors will be successful in marketing and licensing the Company’s products. A reduction in sales efforts, a decline in the number of distributors, or the discontinuance of sales of the Company’s products by its distributors could lead to reduced revenue.

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. The Company is increasing its presence in the European market, especially since its acquisition of IXOS. Revenues derived outside of North America represented 53%, 42%, and 40% of total revenues for fiscal 2004, 2003, and 2002, respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

Other companies may claim that the Company infringes their intellectual property, which could result in significant costs to defend and if the Company is not successful could have a significant impact on the Company’s ability to generate future revenue and profits

Although the Company does not believe that its products infringe on the rights of third-parties, third-parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third-parties, such licenses may not be available on reasonable terms, or at all. In particular, as software patents become more prevalent, it is possible that certain parties will claim that the Company’s products violate their patents. Such claims could be disruptive to the Company’s ability to generate revenue and may result in significantly increased costs as the Company attempts to license the patents or rework its products to ensure that they are not in violation of the claimant’s patents or dispute the claims. Any of the foregoing could have a significant impact on the Company’s ability to generate future revenue and profits.

The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect the Company’s business

The Company currently depends on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of the Company’s products. For a limited number of product modules, the Company relies on certain software that it licenses from third-parties, including software that is integrated with internally developed software and which is used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated, and could adversely affect the Company’s business.

The Company’s success depends and will depend on our relationships with strategic partners

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

Our expenses may not match anticipated revenues

We base our operating expenses on anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected.

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown to approximately 2105 as of June 30, 2004. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

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

Failure to protect the Company’s intellectual property could harm our ability to compete effectively

The Company is highly dependent on its ability to protect its proprietary technology. The Company’s efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company, subject to those patents and patents pending as discussed on page 22, has not sought patent protection for its products. While US and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

New accounting pronouncements may require us to change the way in which we account for our operational or business activities

The Financial Accounting Standards Board and other bodies that have jurisdiction over the form and content of our accounts are constantly discussing proposals designed to ensure that companies best display relevant and transparent information relating to their respective businesses. The effect of the pronouncements of FASB and other bodies may have the effect of requiring us to account for revenues and/or expenses in a different manner than at present. In particular, if the FASB or any other standard-setting or regulatory body requires us to expense the fair value of stock options, we would likely report increased expenses in our income statement and a reduction of our net income and earnings per share. The impact of applying a fair value method of accounting for stock options is disclosed in the Note 2 to the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risks

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at June 30, 2004. The Company primarily invests its cash in short-term, high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended June 30, 2004 would have been a decrease of approximately $1.3 million.

Foreign currency risk

The Company has net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including the Canadian Dollar, the British Pound Sterling, the Australian dollar, the Swiss Franc, and the Euro. The Company’s cash and cash equivalents are primarily held in U.S. Dollars.

The Company’s net income is affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of transactions in foreign markets. Approximately 53%, 42%, and 40% of the Company’s total revenues in fiscal 2004, 2003, and 2002, respectively, were derived from operations outside of North America. Approximately 61%, 46%, and 45% of the Company’s operating expenses in fiscal 2004, 2003 and 2002, respectively, were incurred from operations outside of North America. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies, as it feels that its diverse international base of revenues and expenses provides a natural hedge to its foreign currency exposure. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the impact that a 10% change against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the year ended June 30, 2004 assuming no other impact. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$8,052	$7,001	1,051
British Pound	3,540	2,172	1,368
Canadian Dollar	1,750	5,166	(3,416)
Swiss Franc	1,441	1,615	(174)

	10% Change in Transactional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$7,873	$6,985	$888
British Pound	3,413	2,143	1,270
Canadian Dollar	1,355	4,448	(3,093)
Swiss Franc	1,133	1,669	(536)

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

/s/ P. THOMAS JENKINS	/s/ ALAN HOVERD
P. Thomas Jenkins Chief Executive Officer	Alan Hoverd Chief Financial Officer

August 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/    KPMG LLP

Chartered Accountants

Toronto, Canada

August 31, 2004

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of US Dollars, except share data)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$156,987	$116,554
Accounts receivable trade, net of allowance for doubtful accounts of $3,628 as at June 30, 2004 and $1,933 as at June 30, 2003	82,996	35,855
Income taxes recoverable	7,041	484
Prepaid expenses and other current assets	6,550	3,541
Deferred tax asset (note 15)	18,776	7,688

Total current assets	272,350	164,122

Capital assets (note 3)	24,678	10,011
Goodwill, net of accumulated amortization of $12,807 at June 30, 2004 and 2003 (note 4)	223,752	32,301
Deferred tax asset (note 15)	27,668	8,674
Acquired intangible assets (note 5)	116,588	20,517
Other assets (note 6)	5,719	3,062

Total assets	$670,755	$238,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade and accrued liabilities (note 9)	$94,075	$31,596
Deferred revenues	62,661	38,086
Deferred tax liabilities	10,892	—

Total current liabilities	167,628	69,682

Long-term liabilities:
Deferred revenues	915	1,696
Deferred tax liabilities	35,536	—
Accrued liabilities (note 10)	23,620	4,912

Total long-term liabilities	60,071	6,608

Minority interest	10,051	—

Shareholders’ equity:
Share capital (note 11)
51,054,786 and 39,136,518 Common Shares issued and outstanding at June 30, 2004 and June 30, 2003 respectively	427,015	204,343
Warrants issued (note 18)	22,705	—
Accumulated other comprehensive income:
Cumulative translation adjustment	1,814	(119)
Accumulated deficit	(18,529)	(41,827)

Total shareholders’ equity	433,005	162,397

Commitments and contingencies (note 13)
Total liabilities and shareholders’ equity	$670,755	$238,687

Subsequent event (note 23)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US Dollars, except share and per share data)

	Year ended June 30,
	2004	2003	2002
Revenues:
License	$121,642	$75,991	$65,984
Customer support	108,812	63,091	48,707
Service	60,604	38,643	39,681

Total revenues	291,058	177,725	154,372

Cost of revenues:
License	10,784	6,550	5,341
Customer support	20,299	10,406	8,364
Service	47,319	28,241	27,411

Total cost of revenues	78,402	45,197	41,116

	212,656	132,528	113,256

Operating expenses:
Research and development	43,616	29,324	24,071
Sales and marketing	87,362	54,532	51,084
General and administrative	22,795	13,509	12,498
Depreciation	7,103	5,009	5,587
Amortization of acquired intangible assets	11,306	3,236	6,506
Restructuring charge	10,005	—	—

Total operating expenses	182,187	105,610	99,746

Income from operations	30,469	26,918	13,510

Other income (note 14)	217	2,788	1,613
Interest income	1,355	1,283	1,853
Interest expense	(145)	(55)	(16)

Income before income taxes	31,896	30,934	16,960
Provision for income taxes (note 15)	7,270	3,177	289

Net income before minority interest	24,626	27,757	16,671
Minority interest	1,328	—	—

Net income for the year	$23,298	$27,757	$16,671

Net income per share—basic (note 19)	$0.53	$0.71	$0.42

Net income per share—diluted (note 19)	$0.49	$0.67	$0.39

Weighted average number of Common Shares outstanding—basic	43,743,508	39,050,556	39,957,438

Weighted average number of Common Shares outstanding—diluted	47,272,113	41,393,108	42,477,930

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Warrants		Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount	Number	Amount
Balance as of June 30, 2001	39,876	$203,636	$—	$—	$(69,213)	$(1,396)	$133,027
Issuance of Common Shares
Under employee stock option plans	838	4,917	—	—	—	—	4,917
Under employee stock purchase plans	278	2,600	—	—	—	—	2,600
Repurchase and cancellation of shares	(1,240)	(6,338)	—	—	(7,462)	—	(13,800)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	616	616
Net income for the year	—	—	—	—	16,671	—	16,671

Total comprehensive income	—	—	—	—	—	—	17,287

Balance as of June 30, 2002	39,752	204,815	—	—	(60,004)	(780)	144,031
Issuance of Common Shares
Under employee stock option plans	582	4,445	—	—	—	—	4,445
Under employee stock purchase plans	314	2,562	—	—	—	—	2,562
Repurchase and cancellation of shares	(1,512)	(7,722)	—	—	(9,580)	—	(17,302)
Income tax effect related to stock options	—	243	—	—	—	—	243
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	661	661
Net income for the year	—	—	—	—	27,757	—	27,757

Total comprehensive income	—	—	—	—	—	—	28,418

Balance as of June 30, 2003	39,136	204,343	—	—	(41,827)	(119)	162,397
Issuance of Common Shares
Under employee stock option plans	1,986	14,943	—	—	—	—	14,943
Under employee stock purchase plans	305	3,387	—	—	—	—	3,387
Acquisition of DOMEA eGovernment	117	2,411	—	—	—	—	2,411
Acquisition of IXOS	9,286	190,907	2,640	24,820	—	—	215,727
Under IXOS warrants exercised	225	6,775	(225)	(2,115)	—	—	4,660
Income tax effect related to stock options	—	4,249	—	—	—	—	4,249
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	1,933	1,933
Net income for the year	—	—	—	—	23,298	—	23,298

Total comprehensive income	—	—	—	—	—	—	25,231

Balance as of June 30, 2004	51,055	$427,015	2,415	$22,705	$(18,529)	$1,814	$433,005

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income for the year	$23,298	$27,757	$16,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,409	8,245	12,093
Non-cash restructuring charge	684	—	—
Undistributed earnings related to minority interest	1,328	—	—
Deferred taxes	(2,244)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,461)	1,259	4,610
Prepaid expenses and other current assets	5,058	354	(396)
Income taxes	188	(231)	(2,878)
Accounts payable and deferred revenues	(6,845)	2,670	(590)
Other	104	(35)	(1,012)

Net cash provided by operating activities	37,519	40,019	28,498

Cash flows from investing activities:
Acquisition of capital assets	(6,112)	(3,615)	(2,248)
Purchase of Gauss, net of cash acquired	(9,764)	—	—
Purchase of DOMEA eGovernment, net of cash acquired	(3,403)	—	—
Purchase of IXOS, net of cash acquired	19,367	—	—
Business acquisition costs	(15,736)	—	—
Purchase of Centrinity Inc., net of cash acquired	—	(11,369)	—
Purchase of Corechange Inc., net of cash acquired	—	(2,695)	—
Purchase of Eloquent Inc., net of cash acquired	—	(2,674)	—
Purchase of patent	—	(1,246)	—
Purchase of other investments	—	—	(709)
Proceeds from sale of other investments	—	—	2,702
Payments against acquisition accruals	—	(1,455)	(212)
Proceeds from available for sale securities	—	287	—
Other	(3,965)	(1,171)	—

Net cash used in investment activities	(19,613)	(23,938)	(467)

Cash flow from financing activities:
Payment of obligations under capital leases	(386)	—	(12)
Proceeds from issuance of Common Shares	18,330	7,007	7,517
Proceeds from exercise of warrants	4,660	—	—
Repurchase of Common Shares	—	(17,302)	(13,800)
Other	(668)	243	—

Net cash provided by (used in) financing activities	21,936	(10,052)	(6,295)

Foreign exchange gain on cash held in foreign currency	591	630	633

Increase in cash and cash equivalents during the year	40,433	6,659	22,369
Cash and cash equivalents at beginning of the year	116,554	109,895	87,526

Cash and cash equivalents at end of the year	$156,987	$116,554	$109,895

Supplementary cash flow information (note 17)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

Tabular amounts in thousands, except per share data

NOTE 1—NATURE OF OPERATIONS

Open Text is the market leader in providing Enterprise Content Management (ECM) solutions that brings together people, processes and information. The Company’s principal product line is Livelink®, a leading collaboration and content management software product for global enterprises. The software enables users to capture as well as find electronically stored information, work together in both creative and collaborative processes as well as more structured processes, perform group calendaring and scheduling, and distribute or make available to users across networks or the Internet the resulting work product and other information. This collaborative environment enables ad hoc teams to form quickly across functional and organizational boundaries, which enables information to be accessed by employees using any standard Web browser. Fully Web-based with open architecture, Livelink provides comprehensive configuration, rapid deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers its solutions both as end-user stand-alone products and as fully integrated modules, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products. The Company’s shares trade publicly on the NASDAQ Stock Market—National market (“NASDAQ”), under the symbol OTEX and on the Toronto Stock Exchange, under the symbol OTC.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in US dollars and are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned with the exception of IXOS Software AG and Gauss Interprise AG, which as of June 30, 2004, were 89% and 92% owned, respectively. All material intercompany balances and transactions have been eliminated. The Company has recorded a minority interest on its balance sheet in respect of IXOS to reflect the 11% of non-controlling interest in IXOS. Since Gauss was acquired with a net liability position, no minority interest has been recorded. A minority interest will not be recorded in Gauss until such time as it moves into a net asset position.

Use of estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, goodwill and other intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Cash and cash equivalents

All highly liquid short-term investments which are readily convertible into known amounts of cash and which are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates are classified as cash equivalents.

Capital assets

Capital assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Gains and losses upon asset disposals are taken into income in the year of disposition. The following represents the estimated useful lives of capital assets:

Furniture and fixtures	5 to 10 years
Office equipment	5 years
Computer hardware	3 to 7 years
Computer software	3 years
Leasehold improvements	Over the term of the lease, generally 5 years
Building	20 years

Impairment of long-lived capital and intangible assets

The Company accounts for the impairment on disposal of long-lived assets using the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company accounts for the impairment of intangible assets using the FASB Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 beginning July 1, 2002. The Company has tested its goodwill for impairment for the quarter ended June 30, 2004, and has determined that there currently exists no impairment in its goodwill.

Adjusted net income and per share amounts presented as if the principles in SFAS 142 had been applied in all periods would be as follows:

	Year ended June 30,
	2004	2003	2002
Net income for the period	$23,298	$27,757	$16,671
Add back: goodwill amortization	—	—	4,711

Adjusted net income for the period	$23,298	$27,757	$21,382

Adjusted net income per share
Basic	$0.53	$0.71	$0.54
Diluted	$0.49	$0.67	$0.50

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

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

The Company’s multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience, from its large installed base of over 17 million users worldwide. The Company’s multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

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

Concentrations of credit risk

The Company maintains the majority of its cash and cash equivalents in U.S. dollar denominated Canadian federal government securities, commercial paper, or short-term, interest-bearing, investment-grade securities and demand accounts of a major Canadian chartered bank.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and to date, such actual losses have been within management’s expectations. No single customer accounted for more than 10% of the accounts receivable balance at June 30, 2004 and June 30, 2003.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable-trade and accrued liabilities and income taxes payable approximate fair value due to their short maturities. Available-for-sale securities are valued at fair market value of the securities on the balance sheet date.

Foreign currency translation

The functional currency of the majority of the Company’s subsidiaries is the local currency. For such subsidiaries, monetary assets and liabilities denominated in foreign currencies are translated into local currencies at the year-end rate of exchange. Non-monetary assets and liabilities denominated in foreign currencies are

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

translated at historic rates, and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of income.

The accounts of the Company’s self-sustaining foreign operations for which the functional currency is other than the U.S. dollar are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate, and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the “foreign currency translation adjustment” account included as a separate component of shareholders’ equity.

Employee stock option plans

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by SFAS No. 123—”Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. No compensation costs were included in net income as reported for fiscal years 2004, 2003 and 2002.

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS No. 123, the Company’s net income for the year and net income per share would have been in accordance with the pro forma amounts indicated below:

	Year ended June 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income for the year
As reported	$23,298	$27,757	$16,671
Fair value compensation cost*	(2,151)	(7,087)	(8,104)

Pro forma	$21,147	$20,670	$8,567

Net income per share—basic
As reported	$0.53	$0.71	$0.42
Pro forma	$0.48	$0.53	$0.21
Net income per share—diluted
As reported	$0.49	$0.67	$0.39
Pro forma	$0.45	$0.50	$0.20

*	The fair value compensation cost is net of the tax benefit provided on the exercise of stock options by employees in the United States.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Year ended June 30,
	2004	2003	2002
Volatility	60%	80%	80%
Risk-free interest rate	3%	6%	6%
Dividend yield	—	—	—
Expected lives (in years)	3.5	5.5	5.5
Weighted average fair value (in dollars)	$10.33	$6.34	$9.60

Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of common shares and stock equivalents (using the treasury stock method) outstanding during the year.

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December 2003, the FASB issued a revised Interpretation “FIN 46R”. Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests held in all variable interest entities during the year ended on June 30, 2004. Adoption of FIN 46 and FIN 46R during fiscal 2004 did not have an impact on the Company’s financial condition or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that have characteristics of liabilities and equity. The statement is effective for Open Text for its fiscal year beginning July 1, 2003. Adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Restructuring Liabilities

The Company follows the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In addition, under SFAS No. 146 the restructuring liability is measured and recorded at fair value. This statement was effective for exit and disposal activities initiated after December 31, 2002. The Company’s restructuring efforts in fiscal 2004 were accounted for in accordance with SFAS No. 146.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on July 1, 2002. Adopting the provisions of SFAS 143 did not have a material impact on the Company’s financial condition or results of its operations.

NOTE 3—CAPITAL ASSETS

	June 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,615	$5,639	$2,976
Office equipment	3,259	1,550	1,709
Computer hardware	39,249	31,267	7,982
Computer software	11,551	6,908	4,643
Leasehold improvements	9,748	2,565	7,183
Building under construction	185	—	185

	$72,607	$47,929	$24,678

	June 30, 2003
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$5,821	$4,638	$1,183
Office equipment	1,650	1,000	650
Computer hardware	31,143	25,579	5,564
Computer software	6,556	5,071	1,485
Leasehold improvements	2,970	1,841	1,129

	$48,140	$38,129	$10,011

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 4—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill over the past two fiscal years:

Balance, July 1, 2002	$24,587
Goodwill recorded during fiscal 2003:
Corechange	1,901
Eloquent	342
Centrinity	4,551
Adjustments to purchase price allocations for prior acquisitions and foreign exchange impact	920

Balance, June 30, 2003	32,301
Goodwill recorded during fiscal 2004:
IXOS	167,713
Gauss	16,965
Domea	5,058
Other acquisitions	990
Adjustments to purchase price allocations for prior acquisitions and foreign exchange impact	725

Balance, June 30, 2004	$223,752

NOTE 5—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net Book Value, July 1, 2002	$5,380	$—	$5,380

Assets acquired during fiscal 2003:
Corechange	4,600	2,000	6,600
Centrinity	4,000	2,400	6,400
Eloquent	2,300	800	3,100
Patent	1,246	—	1,246
Other	759	268	1,027
Amortization expense	(2,722)	(514)	(3,236)

Net Book Value, June 30, 2003	15,563	4,954	20,517

Assets acquired during fiscal 2004:
IXOS	60,758	32,913	93,671
Gauss	5,500	4,200	9,700
Domea	1,700	1,800	3,500
Other	506	—	506
Amortization expense	(7,211)	(4,095)	(11,306)

Net Book Value, June 30, 2004	$76,816	$39,772	$116,588

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The weighted average amortization period for intangible assets is 7 years.

Certain of the acquired intangible asset allocations for fiscal 2004 represent management’s preliminary estimates. The Company has retained the services of an independent valuation expert to assist in this allocation, and expects that this valuation will be finalized early in fiscal 2005. Changes may occur from these preliminary estimates and those changes may be material.

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made:

Year ending June 30,
2005	$20,043
2006	19,107
2007	19,008
2008	17,188
2009	16,038

Total	$91,384

NOTE 6—OTHER ASSETS

	June 30,
	2004	2003
Deposits (note 10)	$5,287	$2,090
Loan receivable	404	972
Other	28	—

	$5,719	$3,062

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as at June 30, 2001	$1,458
Bad debt expense for the year	1,655
Write-off/adjustments	(1,655)

Balance of allowance for doubtful accounts as at June 30, 2002	1,458
Bad debt expense for the year	537
Write-off/adjustments	(62)

Balance of allowance for doubtful accounts as at June 30, 2003	1,933
Bad debt expense for the year	(940)
Write-off/adjustments	2,635

Balance of allowance for doubtful accounts as at June 30, 2004	$3,628

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 8—BANK INDEBTEDNESS

The Company has a CDN $10.0 million (USD $7.4 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2004 and 2003. The line of credit bears interest at the lender’s prime rate plus 0.5%. The Company has provided all of its assets including an assignment of accounts receivable as collateral for this line of credit. During 2004, 2003, and 2002 borrowings and interest cost on bank indebtedness were insignificant.

NOTE 9—ACCOUNTS PAYABLE—TRADE AND ACCRUED LIABILITIES

	June 30,
	2004	2003
Accounts payable	$18,050	$4,035
Short-term loan	2,189	—
Accrued liabilities	36,905	12,693
Amounts payable for acquisitions	6,734	3,443
Accrued salaries and commissions	28,583	10,403
Other liabilities	1,614	1,022

	$94,075	$31,596

Short-term loan

IXOS’ subsidiary in Japan has a short-term loan totaling approximately $2.2 million as of June 30, 2004. The weighted average interest rate on these short-term borrowings was 1.21% as of June 30, 2004. The loan is renewed monthly. There are no significant bank covenants associated with these borrowings.

NOTE 10—LONG-TERM ACCRUED LIABILITIES

	June 30,
	2004	2003
Pension liability	$3,552	$—
Excess facility obligations	16,159	4,912
Asset retirement obligations	3,909	—

	$23,620	$4,912

Pension liability

IXOS has pension commitments to employees as well as to current and previous members of its Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments at June 30, 2004 was $2.1 million. These amounts are included in “other assets”. The amounts are independent of the defined benefit plan and do not constitute assets of the plan. The fair value of the pension obligation at June 30, 2004 was $3.6 million.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Excess facility obligations

The Company has accrued for the cost of excess facilities both in connection with its fiscal 2004 restructuring, as well as several of its acquisitions. These accruals give effect to the Company’s best estimate in respect of future sub-lease income. These liabilities will be discharged over the term of the respective leases.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At June 30, 2004, the present value of this obligation was $3.9 million. These leases were assumed in connection with the IXOS acquisition and consequently this liability was recorded as part of the purchase price equation, when a liability of $3.8 million was recorded. The change in the liability since the date of acquisition relates to the accretion of interest against this liability subsequent to the acquisition.

NOTE 11—SHARE CAPITAL

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares are issued.

During fiscal 2004, the Company did not repurchase any common shares for cancellation. On October 8, 2003, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a dividend. The stock split doubled the number of the Company’s outstanding Common Shares. Share certificates representing the stock dividend were mailed on or after October 28, 2003 to shareholders of record as of the close of business on October 22, 2003. All of the share and per share information presented in these Annual Financial Statements reflects the stock dividend.

During fiscal 2003, the Company repurchased for cancellation 1,511,400 common shares at a cost of $17.3 million, of which $7.7 million has been charged to share capital and $9.6 million has been charged to accumulated deficit.

During fiscal 2002, the Company repurchased for cancellation 1,240,400 common shares at a cost of $13.8 million, of which $6.3 million has been charged to share capital and $7.5 million has been charged to accumulated deficit.

NOTE 12—OPTION PLANS

A summary of the Company’s various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted to account for the 2:1 stock split that occurred on October 22, 2003.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

	1995 “Restated” Flexible Stock Incentive Plan	1995 Replacement Stock Option Plan	1995 Supplementary Stock Option Plan	1995 Directors Stock Option Plan	1998 Stock Option Plan	Centrinity Stock Option Plan	IXOS Stock Option Plan	Gauss Stock Option Plan
Date of Inception	Jun-95	Oct-95	Oct-95	Oct-95	Jun-98	Jan-03	Mar-04	Jan-04

Eligibility	Employees, officers, directors, and consultants	Employees, officers, directors, and consultants of Odesta	Former employees and directors of Odesta	Eligible non-employee directors (1)	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees as determined by the Board of Directors

Options granted to date	12,778,750	1,096,498	715,000	1,048,000	7,494,290	414,968	210,000	51,000

Options cancelled to date	(3,829,198)	(2,418)	(177,750)	(286,000)	(2,147,940)	(8,000)	0	0

Options exercised to date	(8,105,864)	(1,094,080)	(476,550)	(508,500)	(1,989,474)	(33,751)	0	0

Options outstanding	843,688	—	60,700	253,500	3,356,876	373,217	210,000	51,000

Termination grace periods	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason	1 year due to death; 90 days for any other reason	Immediately “for cause”; 3 months for any other reason	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	Over a 4 or 5 year period; options exercisable up to 7 years from grant date	Vest over a 3 year period; options exercisable up to 10 years from grant date	Vest over a 2 year period; options exercisable up to 10 years from grant date	Determined by Plan Administrator (2)	Determined by Plan Administrator (2)	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified

Exercise price range (average)	$2.13 - $6.10 ($3.69)	N/A	$2.13 - $2.13 ($2.13)	$6.45 - $7.41 ($7.07)	$6.09 - $26.24 ($11.59)	$12.09 - $13.50 ($12.36)	$26.24 - $26.24 ($26.24)	$26.24 - $26.24 ($26.24)

Expiration dates	10/12/2005 to 1/27/2008	N/A	9/17/2006	9/17/2007 to 3/5/2008	8/14/2008 to 5/10/2014	11/1/2012 to 1/28/2013	1/27/2014	1/27/2014

(1)	The Plan Administrator determined the non-employee directors of the Company to whom options are granted, the number of Common Shares subject to each option, the exercise price and vesting schedule of each option.
(2)	Representing the Board of Directors of the Company or, if established and duly authorized to act, the Executive Committee of the Board of Directors of the Company.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Option Exchange Program

On September 10, 1996, the Board of Directors authorized an option exchange program (the “Program”) whereby employees who have been granted options to acquire Common Shares of the Company under the 1995 Flexible Stock Incentive Plan (the “Flexible Plan”) and the 1995 Supplementary Stock Option Plan (the “Supplementary Plan”) were permitted to exchange those options on a one-for-one basis, for an option to acquire Common Shares of the Company with an exercise price of $4.25 (the “Exchange Options”). This was subsequently approved by the shareholders. The Exchange Options vest and become exercisable, as to 10% of the Common Shares subject to option, the later of six months after the date of grant or the date the original option was scheduled to first vest (the “initial vesting date”), as to the next 10% of the Common Shares subject to option, six months after the initial vesting date, and as to the remainder of the Common Shares subject to option, 5% at the end of each quarter following one year after the initial vesting date.

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

Summary of Outstanding Stock Options

As of June 30, 2004, options to purchase an aggregate of 5,148,981 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 20,875,848. There were exercisable options outstanding to purchase 3,450,755 shares at an average price of $8.11. At June 30, 2003, there were exercisable options outstanding to purchase 4,602,456 shares at an average price of $7.26.

A summary of option activity since June 30, 2001 is set forth below:

	Options Outstanding
	Number	Weighted Average Exercise Price
Options outstanding at June 30, 2001	5,762,228	$6.77
Granted during fiscal 2002	2,039,500	11.62
Cancelled	(616,822)	10.69
Exercised	(838,096)	5.87

Options outstanding at June 30, 2002	6,346,810	$8.08
Granted during fiscal 2003	856,690	11.87
Cancelled	(167,350)	11.25
Exercised	(582,354)	7.63

Options outstanding at June 30, 2003	6,453,796	$8.54
Granted during fiscal 2004	809,000	20.89
Cancelled	(127,330)	12.07
Exercised	(1,986,485)	7.54

Options outstanding at June 30, 2004	5,148,981	$10.77

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The following table summarizes information regarding post-split stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at June 30, 2004	Weighted Average Exercise Price
$ 2.13 -$ 4.98	853,286	2.61	$3.48	853,286	$3.48
5.63 - 6.88	1,035,938	4.22	6.74	1,035,938	6.74
7.22 - 10.75	1,022,750	6.17	9.74	709,500	9.46
10.76 - 13.10	765,150	7.25	11.76	425,900	11.64
13.15 - 16.25	657,357	6.89	14.46	407,131	14.78
17.04 - 26.24	814,500	9.28	20.90	19,000	18.38

$ 2.13 -$ 26.24	5,148,981	5.93	$10.77	3,450,755	$8.11

Employee Stock Purchase Plan

On March 5, 1998, the shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”) whereby employees of the Company can subscribe to purchase Common Shares through payroll withholdings from the treasury of the Company at 85% of the lessor of: (1) the average of the last five days of the last ESPP period or (2) the average price of the last five days of the current ESPP period. An aggregate 1,000,000 Common Shares have been reserved for purchase under the ESPP, subject to adjustments in the event of stock dividends, stock splits, combinations of shares, or other similar changes in capitalization of the Company. During fiscal 2004, a total of 305,380 Common Shares were issued under the ESPP. During fiscal 2003, a total of 314,000 Common Shares were issued under the ESPP, and during fiscal 2002, a total of 278,112 Common Shares were issued under the ESPP.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for premises and vehicles with minimum annual payments as follows:

2005	$17,769
2006	16,808
2007	15,998
2008	14,299
2009	13,938
Thereafter	34,812

$113,624

Rent expense amounted to $14.3 million in 2004, $7.2 million in 2003, and $5.9 million in 2002.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Pursuant to the Agreement of Control between 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, and Gauss, Ontario has offered to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss-Share. As of June 30, 2004 there were 662,241 Gauss shares not owned by Open Text. The costs for these shares will be EURO 701,975, if the remaining shareholders agree to sell at this price. The original acceptance period had been two months. As a result of certain shareholders having now filed for a special court procedure to reassess the amount of the offered consideration (Spruchverfahren), the acceptance period has been extended pursuant to mandatory German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting on July 2, 2004, a second offer by Ontario to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share has commenced. Again, the acceptance period has been extended pursuant to mandatory German law until the end of the proceedings to reassess the amount of the offered consideration (Spruchverfahren). The Agreement of Control is currently subject to a court procedure in which certain shareholders of Gauss claim, that the resolution of shareholders of Dec 23, 2003 respecting the Agreement of Control is null and void. A first instance judgment (in favor of the validity of the Agreement of Control) is expected by November 2004 at the earliest.

NOTE 14—OTHER INCOME

	Year ended June 30,
	2004	2003	2002
Gain (loss) on sale of investments, net of disposal costs	$(74)	$152	$1,012
Balance of other income	291	2,636	601

Other income	$217	$2,788	$1,613

During fiscal 2002, the Company realized a gain of $1.0 million related to the Company’s attempted acquisition of Accelio Corporation (“Accelio”), a software company located in Ottawa, Ontario. The gain the Company realized on this attempted acquisition arose from the sale of shares of Accelio common stock owned by the Company, and gains realized in connection with certain lock-up agreements in connection with the attempted acquisition, partially offset by the costs incurred.

During fiscal 2003, the Company realized a gain of $152,000 relating to a small equity investment it disposed of during the year. The majority of the balance of other income during fiscal 2003 relates to realized foreign exchange gains recorded during the year. The strong appreciation of the Euro as compared to the U.S. dollar accounted for the majority of this amount.

During fiscal 2004, the Company incurred a loss on the disposition of a small equity investment. The majority of the balance of other income during fiscal 2004 relates to foreign exchange gains and losses incurred during the year.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 15—INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income before income taxes consisted of the following:

	Year Ended June 30,
	2004	2003	2002
Domestic income	$15,457	$7,549	$3,931
Foreign income	16,439	23,385	13,029

Income before income taxes	$31,896	$30,934	$16,960

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2004	2003	2002
Expected statutory rate	36.4%	37.6%	40.0%

Expected provision for income taxes	$11,610	$11,631	$6,784
Effect of permanent differences	(151)	1,316	2,694
Effect of foreign tax rate differences	(491)	(234)	(453)
Effect of change in tax rates	(855)	—	—
Non-taxable portion of capital gain	—	—	(202)
Tax incentive for research and development	(506)	(1,854)	(368)
Benefit of losses*	(2,004)	(3,633)	—
Change in valuation allowance	236	(3,548)	(7,850)
Other items	(569)	(501)	(316)

	$7,270	$3,177	$289

*	The benefit of operating tax loss carryforwards (net of valuation allowance) acquired on the purchases of Centrinity, Eloquent, Corechange, Gauss, and IXOS do not affect the income statement as amounts were allocated to these operating tax loss carryforwards in the purchase price allocation.

The provision (recovery) for income taxes consisted of the following:

	Year Ended June 30,
	2004	2003	2002
Domestic:
Current income taxes	$—	$460	$—
Deferred income taxes	1,265	(272)	—

	1,265	188	—

Foreign:
Current income taxes	9,514	3,493	289
Deferred income taxes	(3,509)	(504)	—

	6,005	2,989	289

Provision for income taxes	$7,270	$3,177	$289

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The Company has approximately $49.9 million of domestic non-capital loss carryforwards which expire between 2006 and 2010 and $2.2 million of domestic capital loss carryforwards that have no expiry date. In addition, the Company has $326.7 million of foreign non-capital loss carry forwards of which $226.1 million have no expiry date. $8.2 million of these foreign losses are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of the foreign losses expire between 2005 and 2024. The Company also has $1.8 million of foreign capital loss carryforwards that have no expiry date.

The primary temporary differences which gave rise to net deferred tax assets at June 30, 2004 and 2003 are:

	Year Ended June 30,
	2004	2003
Deferred tax assets
Non-capital loss carryforwards	$148,990	$19,668
Capital loss carryforwards	1,331	710
Employee stock options	2,875	—
Undeducted scientific research and development expenses	2,770	—
Scientific research and development tax credits	684	684
Depreciation and amortization	5,349	1,062
Share issue costs	—	167
Financing fees	558	—
Restructuring costs	7,895	—
Other	2,927	—

Total deferred tax asset	173,379	22,291
Less, valuation allowance	(126,934)	(5,669)

	46,445	16,622
Deferred tax liabilities
Scientific research and development tax credits	294	260
Deferred credits	8,160	—
Acquired intangibles	35,372	—
Other	2,603	—

Net deferred tax asset	$16	$16,362

Comprised of:
Current asset	$18,776	$7,688
Long-term asset	27,668	8,674
Current liability	(10,892)	—
Long-term liability	(35,536)	0

	$16	$16,362

The Company believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 16—SEGMENT INFORMATION

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

Information about reported segments is as follows:

	North America	Europe	Other	Total

2004
Total revenues	$136,346	$138,192	$16,520	$291,058
Operating costs	89,884	123,384	18,907	232,175

Contribution margin	$46,462	$14,808	$(2,387)	$58,883

Segment assets	$249,515	$275,815	$52,011	$577,341

2003
Total revenues	$102,221	$70,805	$4,699	$177,725
Operating costs	77,595	60,403	4,564	142,562

Contribution margin	$24,626	$10,402	$135	$35,163

Segment assets	$98,769	$38,618	$2,106	$139,493

2002
Total revenues	$92,410	$56,467	$5,495	$154,372
Operating costs	70,454	52,880	5,435	128,769

Contribution margin	$21,956	$3,587	$60	$25,603

Segment assets	$52,577	$31,428	$2,235	$86,240

Included in the above operating results are allocations of certain operating costs which are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for presentation to, and analysis by, the chief operating decision maker of the Company. For the year ended June 30, 2004, 2003 and 2002, the “Other” category consists of geographic regions other than North America and Europe.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 2004, 2003, and 2002 is as follows:

	Year Ended June 30,
	2004	2003	2002
Total contribution margin from operating segments above	$58,883	$35,163	$25,603
Amortization and depreciation	(18,409)	(8,245)	(12,093)
Restructuring charge	(10,005)	—	—

Income from operations	30,469	26,918	13,510
Interest, other income (expense), income taxes and minority interest	(7,171)	839	3,161

Net income for the year	$23,298	$27,757	$16,671

	As of June 30,
	2004	2003
Segment assets	$577,341	$139,493
Investments	—	—
Cash and cash equivalents (corporate)	93,414	99,194

Total assets	$670,755	$238,687

Contribution margin from operating segments does not include amortization of intangible assets, acquired in-process research and development and restructuring costs. Goodwill and intangibles have been assigned to segment assets based on the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

The distribution of net revenues determined by location of customer, and identifiable assets greater than 10%, by geographic areas for the years ended June 30, 2004, 2003 and 2002 are as follows:

	Year Ended June 30,
	2004	2003	2002
Total revenues:
Canada	$16,662	$13,500	$12,190
United States	119,684	88,721	80,220
United Kingdom	35,547	22,042	20,320
Germany	43,447	12,472	7,352
Rest of Europe	59,198	35,529	30,594
Other	16,520	5,461	3,696

Total revenues	$291,058	$177,725	$154,372

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

	As of June 30,
	2004	2003
Segment assets:
Canada	$183,290	$43,725
United States	66,225	55,044
United Kingdom	20,682	13,733
Germany	119,566	4,831
Rest of Europe	135,567	20,053
Other	52,011	2,107

Total segment assets	$577,341	$139,493

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of June 30,
	2004	2003
North America	$66,452	$21,922
Europe	124,530	9,612
Other	32,770	767

	$223,752	$32,301

NOTE 17—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46	$55	$19
Cash paid during the period for taxes	6,277	590	495

NOTE 18—ACQUISITIONS

Fiscal 2004

IXOS

On October 21, 2003, Open Text announced that it had entered into a business combination agreement with IXOS Software AG (“IXOS”). The transaction was consummated via a tender offer to purchase all of the issued and outstanding shares of common stock of IXOS for either cash or a combination of Common Shares and Common Share purchase warrants (the “Alternative Consideration”) of Open Text.

On February 19, 2004, Open Text Corporation closed the tender offer, pursuant to which, a wholly owned subsidiary 2016091 Ontario, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for the Alternative Consideration (as described below), with the balance, including shares purchased on the open market, acquired for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consisted of 0.5220 of an Open Text Common Share and 0.1484 of a warrant. Each whole warrant is exercisable to purchase one Open Text Common Share and may be exercised at any time prior to February 19, 2005 at a strike price of $20.75 per

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

share. Between the closing date of the tender offer and June 30, 2004, Open Text acquired an additional 203,647 Common Shares of IXOS for $2.3 million in cash. As a result of the additional purchase, 2016091 Ontario obtained a total of 19,361,075 IXOS shares or approximately 89% ownership of IXOS.

Approximately 9.3 million Open Text shares were issued in conjunction with the tender offer for IXOS. These shares were valued using the average share price two days before and two days after the acquisition was agreed to and announced. Accordingly, the fair value of these shares was approximately $191 million.

Approximately 2.6 million warrants were issued in conjunction with the Alternative Consideration. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	60%
Risk-free interest rate	3.5%
Dividend yield	—
Expected life	1 year

Based on this methodology, the warrants were valued at $9.40 each, resulting in a total value of approximately $25 million. As at June 30, 2004, 224,572 warrants have been exercised.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the IXOS acquisition:

Current assets	$85,649
Long-term assets	28,612
Customer assets	32,913
Technology	60,758
Goodwill	167,713

Total assets acquired	375,645
Current liabilities	(49,188)
Long-term liabilities	(34,718)
Liabilities recognized in connection with the business combination	(46,440)

Total liabilities assumed	(130,346)
Minority Interest	(8,505)

Net assets acquired	$236,794

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The portion of the purchase price allocated to goodwill of $167.7 million was assigned to the Company’s reportable geographic segments as follows:

North America	$31,857
Europe	104,000
Other	31,856

$167,713

The customer assets of $32.9 million have an estimated useful life of 10 years. The technology assets of $60.8 million have an estimated useful life of between 5 years and 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of IXOS totaling approximately $46.4 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the IXOS workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the approximately $46.4 million in total liabilities recognized in connection with the acquisition, approximately $34.7 million remains accrued at June 30, 2004. Amounts accrued relating to severance will be paid during fiscal 2005, and amounts relating to excessive facilities will be paid over the term of the respective leases.

IXOS had approximately $132 million of net operating loss carry forwards and other future deductions at June 30, 2004. As of June 30, 2004, the Company had recorded $4.8 million of deferred tax assets in the preliminary purchase price allocation related to these operating loss carryforwards and other future deductions since it is currently considered unlikely that the Company will be able to utilize most of the loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $36 million and is offset by a valuation allowance and deferred tax liabilities totaling $31.2 million. The Company will continue to review and evaluate these net operating loss carry forwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

Open Text intends to acquire 100% of the shares of IXOS. The total cash consideration to acquire the remaining outstanding shares of IXOS is estimated to be approximately $30 million.

A Director of the Company received $220,000 in consulting fees for assistance with the acquisition of IXOS. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

IXOS Restructuring

On March 16, 2004, as a result of the business combination with Open Text and in response to the Company’s plan to exit certain activities of IXOS, IXOS announced plans to improve profitability and position the company for future growth. IXOS recorded a charge of approximately $13 million (10.5 million Euro) in the third quarter of fiscal 2004 relating to this restructuring activity which includes a reduction of IXOS’ workforce. In the fourth quarter of fiscal 2004, IXOS recorded further restructuring charges of $10.1 million. These restructuring charges taken by IXOS did not impact the operating results of Open Text as the restructuring charges were recorded as part of the liabilities assumed as of the date IXOS was acquired (see the table at the end of this note for further details). Furthermore, as the Company continues to finalize the restructuring plan, additional liabilities associated with the Open Text restructuring efforts may be incurred. Additionally, the amounts that Open Text has recorded as liabilities assumed as part of the business combination which have not yet been recognized by IXOS will be recognized by IXOS as expenses in their stand-alone financial statements as the respective liabilities are incurred. It is Open Text’s expectations that the majority of these liabilities will be incurred by the end of fiscal 2005.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Gauss

On October 16, 2003, 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, acquired approximately 75% of the shares of Gauss Interprise AG (“Gauss”) pursuant to several sale and purchase agreements with major shareholders. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of June 30, 2004, Open Text had acquired approximately 92% of the common shares of Gauss as a result of these agreements, as well as through the purchase of common shares on the open market and through a public tender offer. Total cash consideration paid for the Company’s interest in Gauss is $9.8 million.

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

In May 2004, Gauss announced that the Agreement of Control between the majority shareholder Ontario and Gauss was registered in the commercial register at the lower court of Hamburg and became effective on May 6, 2004. The registrar at the commercial register granted the registration in spite of the fact that two complaints of shareholders against the validity of the resolutions are currently pending at the district court of Hamburg.

On May 12, 2004, the purchase offer of the major shareholder, Ontario, to the minority shareholders of Gauss commenced. Under the purchase offer Ontario offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss-Share. This amount represented the 3-month trailing weighted average stock price for Gauss as determined by the German takeover authority. The original acceptance period had been two months. After certain shareholders filed for a special court procedure to reassess the amount of the offered consideration, the acceptance period was extended pursuant to mandatory German law until the end of these proceedings.

In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting on July 2, 2004, a second offer by Ontario to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share has commenced. This acceptance period has been extended pursuant to mandatory German law until the end of the proceedings to reassess the amount of the offered consideration.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Gauss acquisition.

Current assets	$3,712
Long-term assets	1,737
Customer assets	4,200
Technology	5,500
Goodwill	16,965

Total assets acquired	32,114
Current liabilities	(13,071)
Long-term liabilities	(5,039)
Liabilities recognized in connection with the business combination	(4,240)

Total liabilities assumed	(22,350)

Net assets acquired	$9,764

The portion of the purchase price allocated to goodwill of $17.0 million was assigned to the Company’s reportable geographic segments as follows:

North America	$11,536
Europe	5,429

$16,965

No minority interest was recorded as part of the purchase price as the net book value of Gauss’ assets and liabilities was in a negative position.

The customer assets of $4.2 million and the technology assets of $5.5 million have estimated useful lives of 5 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Gauss totaling $4.2 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Gauss workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the total liabilities recognized in connection with the acquisition totaling $4.2 million, $0.7 million remains accrued at June 30, 2004. As the majority of this amount relates to vacated facilities, these amounts will be paid out over the terms of the various underlying leases.

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

A Director of the Company received $170,000 in consulting fees for assistance with the acquisition of Gauss. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. DOMEA eGovernment develops and markets the DOMEA eGovernment® software solution. The purchase price includes contingent consideration of $3.8 million that may be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement will be paid in the form of 50% cash and 50% in Open Text Common Shares. In addition, approximately $0.5 million of the purchase price is being held to secure certain warranties, representations and covenants in the acquisition agreement. Given that this amount will only become payable when certain pre-acquisition contingencies have become resolved, the Company is unable to estimate when or if this amount will be paid.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the DOMEA eGovernment acquisition.

Current assets	$2,537
Long-term assets	249
Customer assets	1,800
Technology	1,700
Goodwill	5,058

Total assets acquired	11,344
Current liabilities	(2,080)
Long-term liabilities	(1,336)
Liabilities recognized in connection with the business combination	(350)

Total liabilities assumed	(3,766)

Net assets acquired	$7,578

The portion of the purchase price allocated to goodwill of $5.1 million was assigned entirely to the Company’s European operating segment.

Customer assets of $1.8 million and technology assets of $1.7 million were assigned a useful life of 5 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of DOMEA eGovernment totaling $0.4 million. The liabilities recognized relate to transaction costs related to this acquisition. Of the total liabilities recognized in connection with the acquisition totaling $0.4 million, $15 thousand remains accrued at June 30, 2004.

A Director of the Company received $90,000 in consulting fees for assistance with the acquisition of DOMEA eGovernment. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

Pro forma results

The following pro forma results of operations reflect the combined results of Open Text, Gauss (acquired on October 16, 2003), DOMEA eGovernment (acquired on October 23, 2003) and IXOS, for the twelve months ended June 30, 2004 and 2003 as if the business combinations occurred at the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited reports filed with the Ontario Securities Commission and the Deutsche Borse for the quarterly and annual (as applicable) periods ended June 30, 2003, September 30, 2003 and December 31, 2003 and from internal financial reports prepared by Gauss for the period from July 1, 2003 to October 15, 2003, from the internal financial reports prepared by DOMEA eGovernment for the periods ended September 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003 and for the period from October 1, 2003 to October 22, 2003 and from the unaudited financial statements filed with the Deutsche Borse for the periods ended March 31, 2003 and December 31, 2003 and from the internal reports prepared by IXOS for the period from January 1, 2004 to February 29, 2004.

	Twelve months ended June 30
	2004	2003
Revenue	$395,600	$342,866
Net Income (loss)	$1,356	$(1,358)
Basic EPS	$0.03	$(0.03)
Shares used in Basic EPS Calculation	50,048	48,453

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The pro forma results represent Open Text’s preliminary assessment of the intangible assets and are subject to change and, therefore, the final values may differ substantially from these amounts.

Asset Acquisitions

During the year, the Company acquired the assets of two companies through share purchases for total consideration of $2.2 million. The principal assets acquired for these acquisitions were both technology and tax assets. The tax assets had estimated fair values of $6.8 million $3.4 million respectively. As the benefit of the tax losses exceeded the purchase price after allocating estimated fair values to the assets acquired and liabilities assumed, the Company recorded a deferred tax asset of $12.0 million and a deferred tax credit of $10.1 million in respect of these acquisitions. As the losses are utilized the deferred tax asset and deferred credit will decrease concurrently and the Company will recognize the benefit of the losses in its income tax expense for the period.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

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

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Corechange totaling $4.1 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Corechange workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and certain pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $0.6 million remains accrued at June 30, 2004 in respect of a pre-acquisition contingency, the resolution of which may take in excess of one year.

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

The following table summarizes the purchase price allocation:

Current assets	$4,229
Other assets	132
Deferred tax assets	1,020
Technology assets	2,300
Customer assets	800
Goodwill	582

Total assets acquired	9,063

Current liabilities	(2,350)

Net assets acquired	$6,713

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

The total purchase price allocated to goodwill of $0.6 million was assigned entirely to the Company’s North American geographic segment.

The customer assets of $0.8 million were assigned a useful life of 7 years. The technology assets of $2.3 million have also been assigned a useful life of 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Eloquent totaling $1.2 million. The liabilities recognized include severance and related charges in connection with a reduction in the Eloquent workforce, in addition to transaction costs and pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $0.5 million remains accrued at June 30, 2004 in respect of a pre-acquisition contingency, the resolution of which the Company expects to occur within fiscal 2005.

Centrinity, Inc.

On November 1, 2002, the Company completed the acquisition of all of the issued and outstanding shares of Centrinity Inc. (“Centrinity”) for cash consideration of $20.3 million. The results of operations of Centrinity have been consolidated with those of Open Text beginning November 1, 2002. Toronto-based Centrinity, which has developed a communications and messaging platform, had over 8 million users worldwide.

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

$5,311

Customer contracts of $1.0 million were assigned a useful life of 3 years, while the customer relationships of $1.4 million were assigned a useful life of 7 years. The technology assets of $4.0 million has been separated into subcomponents, whose useful lives have been assigned as either 5 or 7 years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Centrinity totaling $6.0 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Centrinity workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and pre-acquisition contingencies. Of the total liabilities recognized in

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

connection with the acquisition, $3.9 million remains accrued at June 30, 2004. The remaining accrual relates to provisioning for excessive facilities and pre-acquisition contingencies. The component of the accrual relating to excessive facilities will be paid out over the term of the respective leases. The Company is unable to estimate when the component relating to pre-acquisition contingencies will be paid, as the resolution of the underlying contingency is not estimable.

Fiscal 2002

There were no acquisitions in fiscal 2002.

The following tables summarize the activity that the Company has incurred with respect to its acquisition accruals over the past 2 fiscal years:

	Balance, June 30, 2002	Additions	Usage	Adjustments to goodwill	Balance, June 30, 2003
Corechange
Employee termination costs	$—	$1,148	$(892)	$—	$256
Excess facilities	—	1,557	(180)	—	1,377
Transaction-related costs	—	1,136	(640)	—	496

	—	3,841	(1,712)	—	2,129
Eloquent
Employee termination costs	—	117	(76)	—	41
Excess facilities	—	—	—	—	—
Transaction-related costs	—	1,097	(451)	—	646

	—	1,214	(527)	—	687
Centrinity
Employee termination costs	—	824	(324)	—	500
Excess facilities	—	5,131	(685)	—	4,446
Transaction-related costs	—	2,155	(775)	—	1,380

	—	8,110	(1,784)	—	6,326
Totals
Employee termination costs	—	2,089	(1,292)	—	797
Excess facilities	—	6,688	(865)	—	5,823
Transaction-related costs	—	4,388	(1,866)	—	2,522

	$—	$13,165	$(4,023)	$—	$9,142

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

	Balance, June 30, 2003	Additions	Usage	Adjustments to goodwill	Balance, June 30, 2004
IXOS
Employee termination costs	$—	$12,413	$(4,975)	$—	$7,438
Excess facilities	—	23,890	(51)		23,839
Transaction-related costs	—	11,911	(8,473)		3,438

	—	48,214	(13,499)	—	34,715
Gauss
Employee termination costs	—	1,117	(903)	—	214
Excess facilities	—	1,127	(629)		498
Transaction-related costs	—	1,996	(1,996)		—

	—	4,240	(3,528)	—	712
Domea
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	350	(335)	—	15

	—	350	(335)	—	15
Corechange
Employee termination costs	256	—	(256)	—	—
Excess facilities	1,377	—	(826)	—	551
Transaction-related costs	496	—	(71)	(400)	25

	2,129	—	(1,153)	(400)	576
Eloquent
Employee termination costs	41	—	(41)	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	646	—	(146)		500

	687	—	(187)	—	500
Centrinity
Employee termination costs	500	—		—	500
Excess facilities	4,446	—	(1,080)	—	3,366
Transaction-related costs	1,380	—	(648)	(732)	—

	6,326	—	(1,728)	(732)	3,866
Totals
Employee termination costs	797	13,530	(6,175)	—	8,152
Excess facilities	5,823	25,017	(2,586)	—	28,254
Transaction-related costs	2,522	14,257	(11,669)	(1,132)	3,978

	$9,142	$52,804	$(20,430)	$(1,132)	$40,384

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 19—NET INCOME PER SHARE

	Year Ended June 30,
	2004	2003	2002
Basic income per share
Net income	$23,298	$27,757	$16,671

Weighted average number of shares outstanding	43,744	39,050	39,958

Basic income per share	$0.53	$0.71	$0.42

Diluted income per share
Net income	$23,298	$27,757	$16,671

Weighted average number of shares outstanding	43,744	39,050	39,958
Dilutive effect of stock options *	3,528	2,344	2,520

Adjusted weighted average number of shares outstanding	47,272	41,394	42,478

Diluted income per share	$0.49	$0.67	$0.39

*	anti-dilutive options of 127,442 have been excluded for fiscal 2004 (fiscal 2003 - 907,808; fiscal 2002 - 846,566)

NOTE 20—SUMMARY	OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Income Statements

There were no material differences in the income statements between U.S. and Canadian GAAP for the years ended on June 30, 2004 and 2003.

Condensed Consolidated Balance Sheets

	June 30,
	2004	2003
Total assets in accordance with U.S. GAAP	$670,755	$238,687
Goodwill (a)	9,092	9,092

Total assets in accordance with Canadian GAAP	$679,847	$247,779

Total shareholders’ equity in accordance with U.S. GAAP	$433,005	$162,397
Goodwill (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	$442,097	$171,489

(a) Goodwill

Under U.S. GAAP, any portion of the purchase price allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP Handbook Section 1581, such amounts were included in the amount recognized as goodwill as they did not meet the criterion to be separately classified as intangible assets.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Tabular amounts in thousands, except per share data

NOTE 21—RESTRUCTURING COSTS

During fiscal 2004, in connection with the integration of its recent acquisitions, the Company approved a plan to streamline its operations. The initiative totaled approximately $10.0 million and consists primarily of workforce reduction and excess facilities associated with the integration. Charges for employee severance costs represent the reduction of Open Text’s work force from our core businesses by approximately 140 people. The components of the restructuring charges are as follows:

	July 1, 2003 Balance			June 30, 2004 Balance
		Provision	Usage
Employee termination benefits	$—	$5,656	$(2,366)	$3,290
Facility costs	—	3,317	(779)	2,538
Capital assets	—	684	(684)	—
Legal and other outside service costs	—	348	(258)	90

	$—	$10,005	$(4,087)	$5,918

NOTE 22 —RELATED PARTY TRANSACTIONS

During fiscal 2004, a Director of the Company received $480,000 (fiscal 2003—$237,000) in consulting fees for assistance with acquisition activities.

NOTE 23—SUBSEQUENT EVENT

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario in an effort to consolidate its existing facilities in Waterloo. Construction of this facility will commence in the Company’s first quarter ending September 30, 2004, and is expected to be completed by August 2005 which is the approximate date when the Company’s current leases for space in Waterloo will expire. The size of this facility is approximately the same as the Company’s current space under lease in Waterloo, with a provision for modest growth. The facility is to be constructed on a land which has been leased from the University of Waterloo in its High-Technology Park for a period of 99 years. The total cost of this project is approximately $8 million and at this point the Company intends to finance this investment through its working capital.

On August 3, 2004, the Company announced that it will acquire Artesia Technologies, Inc. of Rockville, Md., a privately owned company best known for its pioneering solutions in Digital Asset Management (DAM). The cash consideration paid for this acquisition will be approximately $6 million. The Company will begin consolidating Artesia’s results during its first fiscal quarter of 2005.

On August 31, 2004, the Company announced that it had signed a definitive agreement to acquire the Vista Plus® suite of products, business assets, and the related employees from Quest Software Inc. Vista Plus captures and stores business-critical information from packaged applications like Oracle E-Business Suite, PeopleSoft and mySAP as well as custom and mainframe legacy environments. The acquisition expands Open Text’s integration and report management capabilities as part of its comprehensive ECM suite. Vista provides a strong platform from which to address report content found in ERP applications, and business intelligence (BI) software from Cognos, Business Objects, Crystal Reports and others. The transaction is expected to close in September 2004, and the cash consideration will be approximately $24 million. The Company will begin to consolidate the results of Vista Plus beginning in its first quarter ending September 30, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended on June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information as to the directors and executive officers of the Company as of June 30, 2004.

Name	Age	Position with Company	Principal Occupation
P. Thomas Jenkins Waterloo, Ontario, Canada	44	Director and Chief Executive Officer	Chairman and Chief Executive Officer of the Company
John Shackleton Burr Ridge, Illinois, USA	57	President and Director	President of the Company
Randy Fowlie (2)(3) Waterloo, Ontario, Canada	44	Director	Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a private software company
Peter Hoult (2) Hillsborough, North Carolina, USA	60	Director	Strategic Business Consultant with Peter Hoult Management Consultants, a private consulting firm
Brian Jackman (1)(3) Barrington Hills, Illinois, USA	63	Director	Retired, Director of various public companies
David Johnston (1)(3) St. Clements, Ontario, Canada	63	Director	President, Vice-Chancellor and Professor of University of Waterloo
Ken Olisa (2) London, UK	52	Director	Chairman and Chief Executive Officer of Interregnum Plc., a publicly traded UK technology merchant bank
Stephen J. Sadler Aurora, Ontario, Canada	53	Director	Chairman and Chief Executive Officer of Enghouse Systems Limited, a publicly traded Canadian software and services company
Michael Slaunwhite (1)(2) Gloucester, Ontario, Canada	43	Director	Chairman and Chief Executive Officer of Halogen Software Inc., a private software company.
Alan Hoverd Toronto, Ontario, Canada	56	Chief Financial Officer	Chief Financial Officer of the Company
Anik Ganguly Northville, Michigan, USA	45	Executive Vice President, Products	Executive Vice President, Products of the Company
Bill Forquer Dublin, Ohio, USA	46	Executive Vice President, Marketing	Executive Vice President, Marketing of the Company
Michael Farrell Northfield, Illinois, USA	50	Executive Vice President, Sales	Executive Vice President, Sales of the Company

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance Committee.

P. Thomas Jenkins has served as a director of the Company since December 1994 and as Chief Executive Officer of the Company from July 1997. From December 1994 to July 1997, Mr. Jenkins held progressive executive positions within the Company. From December 1989 until June 1994, he held several executive positions with DALSA, Inc., an electronic imaging manufacturer.

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

Randy Fowlie has served as a director of the Company since March 1998. From June 1999 to present, Mr. Fowlie has held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a software company that develops products for the global broadcast, video and digital signage marketplaces, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie was a partner with KPMG Chartered Accountants. Mr. Fowlie is currently a member of the board of Inscriber Technology Corporation and the advisory board of CTT Communitech Technology Association.

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

Ken Olisa has served as a director of the Company since January 1998. Since 1992, Mr. Olisa has been Chairman & CEO of Interregnum Plc.a technology merchant bank quoted on London’s AIM exchange. From 1981 to 1992, Mr. Olisa held various positions with Wang Laboratories Inc., lastly that of Senior Vice President and General Manager, Europe, Africa and Middle East. Prior to his term at Wang, Mr. Olisa was an executive at IBM (UK) Ltd. Currently Mr Olisa is a director of Reuters Group plc and of several privately held information technology companies in the UK.

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

Michael Slaunwhite has served as a director of the Company since March 1998. Mr. Slaunwhite has served as CEO and Chairman of Halogen Software Inc., a leading provider of employee performance management software, from 2000 to present, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies assisting them with strategic and financing plans. Mr. Slaunwhite was Chief Financial Officer of Corel Corporation from 1988 to 1993.

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

Michael Farrell has been with Open Text since 1992 and was appointed Executive Vice President, Sales in 2003. From 2000 to 2003, he served as Executive VP, Worldwide Sales. Previously, he served as Executive Vice President, Global Business Development, based in the San Francisco, California office, since October of 1994. After a number of years in software consulting, marketing and sales, he founded Interleaf’s Canadian-based operation in 1985, using Canadian venture capital funding. As President of Interleaf Canada, Mr. Farrell expanded the operation to four offices and fifty-five employees. Before that he spent time with enterprise database vendors in sales and marketing management positions. Mr. Farrell studied in the Honours Degree program in Computer Science in 1976.

The Board of Directors has determined that Randy Fowlie qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Mr. Fowlie is also financially sophisticated as required by NASD Marketplace Rules, and is independent within the meaning of the Company’s director independence standards and those of any exchange, quotation system or market upon which the Company’s securities are traded.

Code of Business Conduct and Ethics

The Company has adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 and a “code of conduct” as defined by qualitative listing requirements promulgated by Nasdaq that apply to all of the Company’s directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics and code of conduct are collectively referred to as the Company’s “Business Conduct Policy.” A copy of the Business Conduct Policy is attached as exhibit 14.1 in this Annual Report on Form 10-K, and may also be obtained by any person, without charge, upon request directed to the Company at: 185 Columbia Street West, Waterloo, Ontario N2L 5Z5, CANADA, Attn: Sue Proulx.

The Company will promptly disclose to investors, in compliance with applicable rules and regulations, amendments to the Code, as well as waivers of the Code, that apply or are granted to specified individuals, including directors, executive officers or certain other senior financial officers or persons performing similar functions, in each such case to the extent required by such rules and regulations.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned in the Company’s last three fiscal years by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”):

	Annual Compensation				Long Term Compensation(2)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Awards
Name and Principal Position					Securities Under Options/SARs Granted(3) (#)
P. Thomas Jenkins Chief Executive Officer	2004 2003 2002	328,735 287,570 288,093	214,624 232,220 287,969	11,033 8,871 8,892	— 200,000 300,000	— — —
John Shackleton President	2004 2003 2002	368,740 358,000 330,000	231,133 228,189 88,224	20,763 12,174 16,229	80,000 — —	— — —
Bill Forquer Executive Vice President, Marketing	2004 2003 2002	265,000 260,000 250,000	77,235 48,050 52,400	8,913 6,270 6,225	20,000 — —	— — —
Michael Farrell Executive Vice President, Sales	2004 2003 2002	230,000 220,000 200,000	198,920 176,000 86,480	1,753 342 281	30,000 — —	— — —
Anik Ganguly Executive Vice President, Product Management	2004 2003 2002	242,500 195,000 180,000	86,005 95,450 87,350	1,625 215 151	20,000 — 20,000	— — —

Notes:

(1)	The amounts in “Other Annual Compensation” include pension and health benefits, car allowances and club memberships paid by the Company.
(2)	The Company has not granted restricted shares or stock appreciation rights to Named Executive Officers and has no long-term incentive plan.
(3)	Options/SARs Granted have been adjusted as per the stock split in October 2003.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth the options granted to the Named Executive Officers in the fiscal year ended June 30, 2004. The exercise price per share of each option was equal to the fair market value of the Common Shares on the grant date as determined by the Board of Directors of the Company, and the options become exercisable at the rate of 25% of the total option grant at the end of each of 4 annual periods from the date the options begin to vest. The Company did not grant any stock appreciation rights during fiscal 2004. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Shares over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Shares and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the Named Executive Officers.

Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise price ($/sh)	Expiration Date	5% ($)	10% ($)
P. Thomas Jenkins	—	—	—	—	—	—
John Shackleton	80,000	9.89%	17.015	8/19/2013	856,051	2,169,402
Bill Forquer	20,000	2.47%	17.015	8/19/2013	214,013	542,351
Michael Farrell	30,000	3.71%	17.015	8/19/2013	321,019	813,526
Anik Ganguly	20,000	2.47%	17.015	8/19/2013	214,013	542,351

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth options exercised and the values of outstanding options for Common Shares held by each of the Named Executive Officers:

Name	Shares acquired on exercise (#)	Aggregate value received ($)	Number of Common Shares underlying outstanding Options at June 30, 2004		Value of unexercised in-the- money options at June 30, 2004(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
P. Thomas Jenkins	—	—	324,000	300,000	7,121,100	9,570,000
John Shackleton	—	—	677,862	80,000	16,963,497	1,189,200
Bill Forquer	—	—	40,000	25,000	981,463	414,613
Michael Farrell	—	—	—	30,000	—	445,950
Anik Ganguly	—	—	80,000	30,000	1,890,835	505,450

Note:
(1)	Based on the closing price of the Company’s Common Shares on the NASDAQ National Market on June 30, 2004.

Executive Officer Employment Agreements

The following is a brief description of the employment agreements entered into between the Company or its subsidiaries and each of the Named Executive Officers.

Effective July 1, 2002, the Company entered into an employment agreement with P. Thomas Jenkins. The agreement provides for an annual base salary and for an annual performance bonus based upon goals established by the Compensation Committee from time to time. The employment agreement provides that, upon termination without “just cause”, the Company will pay Mr. Jenkins a lump-sum payment equivalent to 18 months base salary and Mr. Jenkins will be entitled to receive all other benefits to which he would have been entitled for the following 18 months. If Mr. Jenkins is terminated as a result of a change in control of the Company, the Company will pay Mr. Jenkins a lump-sum amount of CDN $250,000.

Effective January 1, 2003, the Company entered into an employment agreement with John Shackleton. The agreement provides for an annual base salary and for an annual performance bonus based upon goals established by the Compensation Committee from time to time. The employment agreement provides that, upon termination without “just cause”, the Company will pay Mr. Shackleton a lump-sum payment equivalent to 12 months base salary and Mr. Shackleton will be entitled to receive all other benefits to which he would have been entitled for the following 12 months. If Mr. Shackleton is terminated as a result of a change in control of the Company, the Company will pay Mr. Shackleton a lump-sum amount of US $250,000.

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

The Company also entered into separate Employee Confidentiality and Non-Solicitation Agreements with each of the Named Executive Officers. Under these agreements, each of the Named Executive Officers has agreed to keep in confidence all proprietary information of the Company during his employment with the Company and for a period of three years following the termination of his or her employment with the Company.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, the Compensation Committee was comprised of Messrs. Jackman, Johnston, and Slaunwhite. None of the current members of the Compensation Committee have been or are an officer or employee of the Company.

Director Compensation

Directors who are salaried officers or employees of the Company receive no compensation for serving as directors. Non-employee directors of the Company receive an annual retainer fee of $15,000 and an additional $1,250 fee for each meeting attended, including committee meetings, except for Audit Committee members who receive $1,875 for each Audit Committee meeting attended. Each committee chairman receives an annual retainer of $5,000, except for the Audit Committee Chairman who receives a $7,500 annual retainer. Non-employee directors of the Company are also entitled to a yearly grant of 12,000 options to acquire Common Shares of the Company. The Lead Director in addition to fees received as described above, receives an annual retainer of $5,000. The Company reimburses all directors for all reasonable expenses incurred by them in their capacity as directors. During fiscal 2004, Stephen J. Sadler received $480,000 (fiscal 2003—$237,000) in consulting fees for assistance with acquisition activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 12. Security Ownership of Certain Beneficial Owners of the Registrant

The following table sets forth certain information as of June 30, 2004 regarding Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised by the following persons or companies: (i) each person or company known by the Company to be the beneficial owner of, or to exercise control or direction over, more than 5% of the outstanding Common Shares, (ii) each director and proposed director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on the information furnished by such owners, have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable. As of June 30, 2004, there were 51,054,786 Common Shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned, Controlled or Directed	Percent of Total Beneficially Owned, Controlled or Directed
General Atlantic Service Corporation 3 Pickwick Plaza, Greenwich Connecticut, US 06830	3,846,084	7.53%
FMR Corp. 82 Devonshire Street, Boston, Massachusetts, US 02109	3,396,220	6.65%
Massachusetts Financial Services Company 500 Boylston Street, Boston Massachusetts, US 02116	2,613,140	5.12%
RBC Asset Management Inc. Royal Trust Tower 77 King Street West, Suite 3800 Toronto, Ontario CA M5K 1H1	2,550,800	5.00%
P. Thomas Jenkins (1)	1,395,100	2.73%
John Shackleton (2)	704,090	1.38%
Stephen J. Sadler (3)	634,600	1.24%
Michael Farrell (4)	578,500	1.13%
Michael Slaunwhite (5)	124,000	*
Randy Fowlie (6)	102,000	*
Anik Ganguly (7)	94,232	*
Bill Forquer (8)	51,792	*
Ken Olisa (9)	42,000	*
Peter Hoult (10)	14,000	*
David Johnston (11)	12,400	*
Brian Jackman (12)	12,000	*
All executive officers and directors as a group (12 Persons) (13)	3,764,214	7.37%

*	Less than 1%
(1)	Includes 1,021,100 Common Shares owned and options for 324,000 Common Shares which are vested and options for 50,000 Common Shares which will vest within 60 days of June 30, 2004.
(2)	Includes 6,228 Common Shares owned and options for 677,862 Common Shares which are vested and options for 20,000 Common Shares which will vest within 60 days of June 30, 2004.
(3)	Includes 182,600 Common Shares owned and options for 452,000 Common Shares which are vested.
(4)	Includes 571,000 Common Shares owned and options for 7,500 Common Shares which will vest within 60 days of June 30, 2004.
(5)	Includes 6,000 Common Shares owned and options for 118,000 Common Shares which are vested.
(6)	Includes 500 Common Shares owned and options for 101,500 Common Shares which are vested.
(7)	Includes 9,232 Common Shares owned and options for 80,000 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2004.
(8)	Includes 6,792 Common Shares owned and options for 40,000 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2004.
(9)	Includes 42,000 Common Shares owned.
(10)	Includes 2,000 Common Shares owned and options for 12,000 Common Shares which are vested.
(11)	Includes 400 Common Shares owned and options for 12,000 Common Shares which are vested.
(12)	Includes 12,000 Common shares owned.
(13)	See notes (1) – (12).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to the Company’s various stock options plans as of June 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,562,799	$13.95	293,650
Equity compensation plans not approved by security holders	—	—	—
Total	7,562,799	$13.95	293,650

Item 13. Certain Relationships and Related Transactions

During fiscal 2004, Stephen J. Sadler received $480,000 (fiscal 2003—$237,000) in consulting fees for assistance with acquisition activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KPMG LLP for fiscal 2004 and fiscal 2003:

Audit Fees

Audit fees were approximately $1,102,748 for fiscal 2004 and $484,176 for fiscal 2003. Such fees were for professional services rendered for the audits of the Company’s consolidated financial statements and the review of financial information included in the Company’s quarterly reports on Form 10-Q and fees related to filings with the Securities and Exchange Commission and accounting consultations.

Audit-Related Fees

Audit-related fees were approximately $154,364 for fiscal 2004 and $85,008 for fiscal 2003. Such fees were for accounting consultations concerning financial accounting and reporting standards.

Tax Fees

The total fees for tax services were approximately $424,538 for fiscal 2004 and $74,237 for fiscal 2003. The fees were for services related to: tax compliance, including the preparation of tax returns, tax planning and tax advice, advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

All Other Fees

There were no fees for other services for fiscal years 2004 and 2003.

Pre-Approval Policy

The Audit Committee has established a policy of reviewing, in advance, and either approving or disapproving, any audit, audit-related or non-audit service to be provided to the Company by any indepenendent public or certified public accountant who is providing audit services to the Company. This policy requires that all services received from the Company’s independent accountants be approved in advance by either the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated pre-approval responsibility to the Chairperson of the Audit Committee. All of the audit-related, tax and all other services provided by KPMG to the Company in fiscal 2004 were pre-approved. All non-audit services provided in 2004 were reviewed with the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

The Audit Committee of the Board of Directors has adopted an Audit Committee Charter which is attached hereto as Appendix A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

1) Consolidated Financial Statements and Report of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

2) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001 (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002 (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003 (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004.

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	Employee Stock Purchase Plan. (3)

10.7	1998 Stock Option Plan. (3)

10.8	Indemnity Agreement with Robert Hoog dated April 30, 2004.

10.9	Indemnity Agreement with Hartmut Schaper dated April 30, 2004.

14.1	Business Conduct Policy.

21.1	List of the Company’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

†	Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

3) Appendix: The following appendix is filed as part of this Annual Report on Form 10-K.

Appendix	Description of Appendix

A	Audit Committe Charter.

b) Exhibits

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

c) Financial Statement Schedules

The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2004	OPEN TEXT CORPORATION

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

Signature	Title	Date

/S/ P. THOMAS JENKINS P. Thomas Jenkins	Chairman and Chief Executive Officer (Principal Executive Officer)	September 10, 2004

/S/ ALAN HOVERD Alan Hoverd	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 10, 2004

/S/ JOHN SHACKLETON John Shackleton	President and Director	September 10, 2004

/S/ RANDY FOWLIE Randy Fowlie	Director	September 10, 2004

/S/ KEN OLISA Ken Olisa	Director	September 10, 2004

/S/ STEPHEN J. SADLER Stephen J. Sadler	Director	September 10, 2004

/S/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	September 10, 2004

/S/ PETER HOULT Peter Hoult	Director	September 10, 2004

/S/ DAVID JOHNSTON David Johnston	Director	September 10, 2004

/S/ BRIAN JACKMAN Brian Jackman	Director	September 10, 2004

OPEN TEXT CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001 (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002 (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003 (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004.

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	Employee Stock Purchase Plan. (3)

10.7	1998 Stock Option Plan. (3)

10.8	Indemnity Agreement with Robert Hoog dated April 30, 2004.

10.9	Indemnity Agreement with Hartmut Schaper dated April 30, 2004.

14.1	Business Conduct Policy.

21.1	List of the Company’s Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

†	Portions of these exhibits, which are incorporated by reference to Registration No. 33-98858, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.

i

(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

ii

Appendix A

Open Text Corporation

Audit Committee Charter

Adopted by the Board of Directors on May 31, 2000, as amended on April 21, 2003.

A. PURPOSE AND SCOPE

The primary function of the Audit Committee (the “Committee”) is to (a) assist the Board of Directors in fulfilling its responsibilities by reviewing: (i) the financial reports provided by the Corporation to the Securities and Exchange Commission (“SEC”), other Regulatory Bodies (as defined below), the Corporation’s stockholders or to the general public, and (ii) the Corporation’s internal financial and accounting controls; (b) oversee the engagement of, and work performed by, any independent public accountants, (c) oversee the accounting and financial reporting process of the Corporation and the audits of the financial statements of the Corporation; and (d) recommend, establish and monitor procedures including without limitation relating to Risk Management designed to improve the quality and reliability of the disclosure of the Corporation’s financial condition and results of operations.

B. COMPOSITION

The Committee shall be comprised of a minimum of three directors as appointed by the Board of Directors, each of whom shall meet the independence and audit committee composition requirements promulgated by the SEC, the National Association of Securities Dealers, any exchange upon which securities of the Corporation are traded, or any governmental or regulatory body exercising authority over the Corporation (each a “Regulatory Body” and collectively, the “Regulatory Bodies”), as in effect from time to time, and each member of the Committee shall be free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment as a member of the Committee. A majority of the members of the Committee shall constitute a quorum at any meeting of the Committee, but in no case shall a quorum be comprised of less than three (3) members of the Committee.

All members of the Committee shall be able to read and understand fundamental financial statements, including a balance sheet, cash flow statement and income statement. At least one member of the Committee shall have employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Further, no later than the earliest time required by any Regulatory Body, at least one member of the Committee shall qualify as a “financial expert” (as such term will be defined by SEC rulemaking).

The members of the Committee shall be elected by the Board of Directors at the meeting of the Board of Directors following each annual meeting of stockholders and shall serve until their successors shall be duly elected and qualified or until their earlier death, resignation or removal. Unless a Chair is elected by the full Board of Directors, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

C. RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Committee shall:

Document Review

1. Review and assess the adequacy of this Charter periodically as conditions dictate, but at least annually (and update this Charter if and when appropriate).

2. Review with representatives of management and representatives of the Corporation’s independent accounting firm the Corporation’s audited annual financial statements prior to their filing as part of the Annual Report on Form 10-K. After such review and discussion, the Committee shall recommend to the Board of

Directors whether such audited financial statements should be included in the Corporation’s Annual Report on Form 10-K. The Committee shall also review the Corporation’s quarterly SEC filings on Form 10-Q and such other financial reports and filings as may be required by any other Regulatory Body.

3. Take steps designed to insure that the independent accounting firm reviews the Corporation’s interim financial statements prior to their inclusion in the Corporation’s quarterly reports on Form 10-Q and such other financial reports and filings as may be required by any other Regulatory Body.

4. Review and assess the performance of the Chief Financial Officer and award monetary bonus, if applicable, in accordance with the Incentive Program established by the Compensation Committee.

Independent Accounting Firm

5. The Committee shall be directly responsible for the appointment, retention and oversight of any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Corporation, and each such registered public accounting firm must report directly to the Committee. The Committee shall have the following specific committee responsibilities and authorities: (i) the pre-approval of all audit services and permissible non-audit services as set forth in Sarbanes–Oxley Act, 2002 (the “Act”); (ii) the sole authority to appoint, determine funding for and oversee the outside auditors as set forth in the Act.

6. Resolve any disagreements between management and the independent accounting firm as to financial reporting matters.

7. Instruct the independent accounting firm that it should report directly to the Committee on matters pertaining to the work performed during its engagement and on matters required by the rules and regulations of any applicable Regulatory Body.

8. On an annual basis, receive from the independent accounting firm a formal written statement identifying all relationships between the independent accounting firm and the Corporation consistent with Independence Standards Board (“ISB”) Standard 1. The Committee shall actively engage in a dialogue with the independent accounting firm as to any disclosed relationships or services that may impact its independence. The Committee shall take appropriate action to oversee the independence of the independent accounting firm.

9. On an annual basis, discuss with representatives of the independent accounting firm the matters required to be discussed by Statement on Auditing Standards (“SAS”) 61, as it may be modified or supplemented.

10. Meet with the independent accounting firm prior to the audit to review the planning and staffing of the audit and consider whether or not to approve the auditing services proposed to be provided.

11. Evaluate the performance of the independent accounting firm and consider the discharge of the independent accounting firm when circumstances warrant.

12. Consider in advance whether or not to approve any non-audit services to be performed by the independent accounting firm which are required to be approved by the Committee pursuant to the rules and regulations of any applicable Regulatory Body.

Financial Reporting Processes

13. In consultation with the independent accounting firm and management, review annually the adequacy of the Corporation’s internal financial and accounting controls.

2

14. Require the Corporation’s chief executive officer and chief financial officer to submit prior to the filing of the Annual Report on Form 10-K or a Form 10-Q, a report dated no earlier than 10 days prior to the date of filing of the Form 10-K or Form 10-Q to the Committee which evaluates the design and operation of the Corporation’s internal financial and accounting controls, and which discloses (a) any significant deficiencies discovered in the design and operation of the internal controls which could adversely affect the Corporation’s ability to record, process, summarize, and report financial data; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation’s internal controls. The Committee shall direct the actions to be taken and/or make recommendations to the Board of Directors of actions to be taken, to the extent such report indicates the finding of any significant deficiencies in internal controls or fraud.

15. Regularly review the Corporation’s critical accounting policies and accounting estimates resulting from the application of these policies and inquire at least annually of both the Corporation’s internal auditors and the independent accounting firm as to whether either has any concerns relative to the quality or aggressiveness of management’s accounting policies.

Compliance

16. To the extent deemed necessary by the Committee, it shall have the authority to engage outside counsel and determine funding for such counsel, independent accounting consultants and/or other experts, in each case at the Corporation’s expense, to review any matter under its responsibility.

17. Establish procedures in compliance with the Act for (a) the receipt, retention, and treatment of complaints received by the Corporation regarding accounting, internal accounting controls, or auditing matters; and (b) the confidential, anonymous submission by employees of the Corporation of concerns regarding questionable accounting or auditing matters.

18. Investigate any allegations that any officer or director of the Corporation, or any other person acting under the direction of any such person, took any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the performance of an audit of the financial statements of the Corporation for the purpose of rendering such financial statements materially misleading and, if such allegations prove to be correct, take or recommend to the Board of Directors appropriate disciplinary action.

Reporting

19. Prepare, in accordance with the rules of any Regulatory Body, a written report of the audit committee to be included in the Corporation’s annual proxy statement for each annual meeting of stockholders.

20. Instruct the Corporation’s management to disclose in its Annual Report on Form 10-K and its Form 10-Q’s the approval by the Committee of any non-audit services performed by the independent accounting firm, and review the substance of any such disclosure.

Conflicts of Interest

21. Review all related party transactions involving executive officers and members of the Board and, as required by any Regulatory Body, consider approval of such transactions.

While the Audit Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Corporation’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles.

3