Form 10-Q
period 2004-09-30
OPEN TEXT CORP
filed 2004-11-09
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004, there were 50,656,400 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

Part I: Financial Information

Item 1. Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In US Dollars)

(in thousands, except share data)

	As of September 30, 2004	As of June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,453	$156,987
Accounts receivable - net of allowance for doubtful accounts of $3,686 as of September 30, 2004 and $3,628 as of June 30, 2004	66,141	82,996
Income taxes recoverable (note 5)	12,651	7,041
Prepaid expenses and other assets	8,703	6,550
Deferred tax assets (note 5)	19,545	18,776

Total current assets	218,493	272,350

Long term assets:
Capital assets (note 4)	26,795	24,678
Goodwill, net of accumulated amortization of $12,807 at September 30, 2004 and June 30, 2004 (note 10)	238,629	223,752
Deferred tax assets	23,060	27,668
Acquired intangible assets (note 11)	134,093	116,588
Other assets	6,708	5,719

Total assets	$647,778	$670,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$81,235	$94,075
Deferred revenues	63,500	62,661
Deferred tax liabilities (note 5)	14,586	10,892

Total current liabilities	159,321	167,628

Long term liabilities:
Deferred revenues	762	915
Deferred tax liabilities (note 5)	30,586	35,536
Accrued liabilities (note 3)	21,676	23,620

Total long term liabilities	53,024	60,071

Minority interest	10,159	10,051
Shareholders’ equity:
Share capital
50,651,902 and 51,054,786 Common Shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	425,903	427,015
Warrants issued	21,980	22,705
Accumulated other comprehensive income:
Cumulative translation adjustment	3,161	1,814
Accumulated deficit (note 7)	(25,770)	(18,529)

Total shareholders’ equity	425,274	433,005

Total liabilities and shareholders’ equity	$647,778	$670,755

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

(in thousands, except per share data)

	Three months ended September 30,
	2004	2003
	(unaudited)
Revenues:
License	$23,904	$16,867
Customer support	40,792	19,421
Service	20,900	7,897

Total revenues	85,596	44,185

Cost of revenues:
License	2,154	1,291
Customer support	7,494	3,181
Service	16,654	7,203

Total cost of revenues	26,302	11,675

Gross profit	59,294	32,510

Operating expenses:
Research and development	14,683	8,031
Sales and marketing	25,497	13,807
General and administrative	11,858	3,354
Depreciation	2,399	1,187
Amortization of acquired intangible assets	5,429	1,188

Total operating expenses	59,866	27,567

Income (loss) from operations	(572)	4,943
Other expense	(933)	(380)
Interest income	302	225

Income before income taxes	(1,203)	4,788
Provision (recovery) for income taxes	(325)	1,434
Minority interest	108	—

Net income (loss) for the period	$(986)	$3,354

Basic income (loss) per share* (note 8)	$(0.02)	$0.08

Diluted income (loss) per share* (note 8)	$(0.02)	$0.08

Weighted average number of Common Shares outstanding - basic* (note 8)	51,106	39,522

Weighted average number of Common Shares outstanding - diluted* (note 8)	51,106	42,213

*	2003 shares adjusted for stock split declared on October 8, 2003.

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(In thousands of US Dollars)

	Three months ended September 30,
	2004	2003
	(unaudited)
Deficit, beginning of period	$(18,529)	$(41,827)
Repurchase of common shares	(6,255)
Net income(loss)	(986)	3,354

Deficit, end of period	$(25,770)	$(38,473)

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended September 30,

	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss) for the period	$(986)	$3,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of acquired intangible assets	7,828	2,375
Undistributed earnings related to minority interest	108	—
Other	—	8
Changes in operating assets and liabilities, net of assets acquired
Accounts receivable	18,735	8,011
Prepaid expenses and other assets	(1,861)	(775)
Income taxes recoverable	(2,446)	(4,130)
Accounts payable and accrued liabilities	(10,213)	(4,437)
Deferred revenues	(6,049)	(4,398)

	5,116	8

Cash flows used in investing activities:
Purchase of capital assets	(3,394)	(828)
Acquisition of Vista, net of cash acquired of nil (note 14)	(23,690)	—
Acquisition of Artesia, net of cash acquired of nil (note 14)	(5,057)	—
Additional purchase consideration for prior period acquisitions	(2,747)	—
Cash restricted for acquisitions	—	(12,000)
Business acquisition costs	(3,763)	(1,041)
Other	—	(693)

	(38,651)	(14,562)

Cash flow from financing activities:
Payments of obligations under capital leases	(48)	(92)
Proceeds from issuance of Common Shares	368	6,786
Proceeds from warrants	725	—
Repurchase of Common Shares	(11,034)	—
Repayment of short term loan	(2,189)	—

	(12,178)	6,694

Foreign exchange gain on cash held in foreign currency	179	53

Decrease in cash and cash equivalents during the period	(45,534)	(7,807)
Cash and cash equivalents at beginning of period	156,987	16,554

Cash and cash equivalents at end of period	$111,453	$108,747

Supplementary cash flow information (see Note 12)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2004 and 2003

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

These Interim Financial Statements are expressed in US dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual consolidated financial statements. The Interim Condensed Consolidated Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, investments, goodwill and acquired intangible assets, long-lived assets, contingencies, facility and restructuring accruals, acquisition accruals, income taxes, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets.

Comprehensive net income

Comprehensive net income is comprised of net income and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the US Dollar, and the inclusion of unrealized capital gains and losses on available for sale marketable securities. The Company’s total comprehensive net income was as follows:

	Three months ended September 30,
	2004	2003
Other comprehensive net income:

Foreign currency translation adjustment	$1,347	$544

Other comprehensive income:	1,347	544
Net income (loss) for the period	(986)	3,354

Comprehensive net income for the period	$361	$3,898

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 2—ACCOUNTING POLICIES

The following is a summary of recently adopted Accounting Standards.

Share based compensation

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft (“ED”), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95.” On October 13th, 2004 the FASB voted to make the new proposed Statement effective for reporting periods beginning on or after June 15, 2005. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Disclosures about Segments of an Enterprise

In October 2004, the EITF reached a consensus on EITF Issue 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. Paragraph 19 of FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, indicates that operating segments that do not meet the quantitative thresholds included in paragraph 18 of Statement 131 may be combined with information about other operating segments that also do not meet these quantitative thresholds to produce a reportable segment if they share a majority of the aggregation criteria listed in paragraph 17 of Statement 131. A question has arisen in practice regarding how the “similar economic characteristics” criteria in paragraph 17 should be taken into consideration when applying the guidance in paragraph 19. The Task Force reached a consensus that the operating segments that do not meet the quantitative thresholds in paragraph 18 of Statement 131 can be aggregated if (1) aggregation is consistent with the objective and basic principles of Statement 131, (2) the segments have similar economic characteristics, and (3) the segments share a majority of the following aggregation criteria (those included in paragraph 17 of Statement 131): (a) the nature of the products and services, (b) the nature of the production processes, (c) the type or class of customer for their products and services, (d) the methods used to distribute their products or provide their services, and (e) if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities. Adoption of Issue No. 04-10 did not have a material impact on the Company’s financial condition or results of operations.

Employee stock option plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by SFAS No. 123 — “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. No compensation cost was included in net income (loss) as reported for the three month periods ended September 30, 2004 and 2003.

Had compensation cost for the Company’s stock-based compensation plans and the employee stock purchase plan been determined using the fair value approach set forth in SFAS 123, the Company’s net loss for the three month period and net loss per share would have been in accordance with the pro forma amounts indicated below:

	Three Months Ended September 30,
	2004	2003
Net loss
As reported	$(986)	$3,354
Fair value compensation cost	$(1,350)	$(1,637)
Pro forma	$(2,336)	$1,717
Net loss per share - basic
As reported	$(0.02)	$0.08
Pro forma	$(0.05)	$0.04
Net loss per share - diluted
As reported	$(0.02)	$0.08
Pro forma	$(0.05)	$0.04

2003 shares are adjusted for the October 8, 2003 stock split. As there is a net loss for the three months ended September 30, 2004 the dilutive loss per share has been calculated using the basic weighted average number of shares and not the diluted weighted average number since using the diluted number of shares would be antidilutive.

For purposes of computing proforma net income (loss), the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and estimates the expected life of its stock options based upon historical data. The fair value of each stock option grant on the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	3 Months ended September 30,
	2004	2003	2002
Volatility	60%	80%	80%
Risk-free interest rate	3%	6%	6%
Expected life (in years)	3.5	5.5	5.5

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current

Accounts payable and accrued liabilities are comprised of the following:

	As of
	September 30, 2004	June 30, 2004
	(unaudited)
Accounts payable - trade	$18,572	$18,050
Accrued trade liabilities	30,002	36,905
Amounts payable for acquisitions	5,324	6,734
Accrued salaries and commissions	19,419	28,583
Short term loan	—	2,189
Other liabilities	7,918	1,614

	$81,235	$94,075

Long term

	As of
	September 30, 2004	June 30, 2004
Pension liability	$3,552	$3,552
Lease obligations	14,155	16,159
Asset retirement obligation	3,969	3,909

	$21,676	$23,620

Pension obligations

IXOS has pension commitments to employees as well as to current and previous members of the Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments at September 30, 2004 was $2.18 million. These amounts are included in “other assets”. The amounts are independent of the defined benefit plan and do not constitute assets of the plan. The fair value of the pension obligation at September 30, 2004 was $3.6 million.

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities both in connection with its fiscal 2004 restructuring, as well as several of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub tenancy. These liabilities have been presented using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

The following table summarizes the activity that the Company has incurred with respect to its acquisition accruals for the quarter ended September 30, 2004.

	Balance, June 30, 2004	Additions	Usage	Adjustments to goodwill	Balance, September 30, 2004
IXOS
Employee termination costs	7,438	—	(2,495)	—	4,943
Excess Facilities	23,839	—	(244)	(2,244)	21,351
Transaction-related costs	3,438	—	(267)	350	3,521

	34,715	—	(3,006)	(1,894)	29,815

Gauss
Employee termination costs	214	—	(110)	—	104
Excess Facilities	498	—	(19)		479
Transaction-related costs	—	500	—	—	500

	712	500	(129)	—	1,083

Domea
Employee termination costs	—	—	—	—	—
Excess Facilities	—	—	—	—	—
Transaction-related costs	15	25	(24)	—	16

	15	25	(24)	—	16

Corechange
Employee termination costs	—	—	—	—	—
Excess Facilities	551	—	(85)	—	466
Transaction-related costs	25	—	—	—	25

	576	—	(85)	—	491

Eloquent
Employee termination costs	—	—	—	—	—
Excess Facilities	—	—	—	—	—
Transaction-related costs	500	—	—	—	500

	500	—	—	—	500

Centrinity
Employee termination costs	500	—	—	—	500
Excess Facilities	3,366	—	(270)	—	3,096
Transaction-related costs	—	—	—	—	—

	3,866	—	(270)	—	3,596

Artesia
Employee termination costs	—	270	—	—	270
Excess Facilities	—	1,098	—	—	1,098
Transaction-related costs	—	381	(217)	—	164

	—	1,749	(217)	—	1,532

Vista
Employee termination costs	—	—	—	—	—
Excess Facilities	—	—	—	—	—
Transaction-related costs	—	480	(42)	—	438

	—	480	(42)	—	438

Totals
Employee termination costs	8,152	270	(2,605)	—	5,817
Excess Facilities	28,254	1,098	(618)	(2,244)	26,490
Transaction-related costs	3,978	861	(550)	875	5,164

	40,384	2,229	(3,773)	(1,369)	37,471

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At September 30, 2004, the present value of this obligation was $4.0 million. These leases were assumed in connection with the IXOS acquisition and consequently this liability was recorded as part of the purchase price equation, when a liability of $3.8 million was recorded. The change in the liability since the date of acquisition relates to the accretion of interest against this liability subsequent to the acquisition.

NOTE 4—CAPITAL ASSETS

	As of September 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,259	$6,204	$3,055
Office equipment	3,099	1,569	1,530
Computer hardware	42,284	33,792	8,492
Computer software	12,261	7,747	4,514
Leasehold improvements	9,993	2,918	7,075
Building	2,129	—	2,129

	$79,025	$52,230	$26,795

	As of June 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,615	$5,639	$2,976
Office equipment	3,259	1,550	1,709
Computer hardware	39,249	31,267	7,982
Computer software	11,551	6,908	4,643
Leasehold improvements	9,748	2,565	7,183
Building	185	—	185

	$72,607	$47,929	$24,678

NOTE 5—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of September 30, 2004 and June 30, 2004, the Company had total deferred tax assets of $42.6 million and $46.4 million and total deferred tax liabilities of $45.2 million and $46.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of September 30, 2004 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

strategies, a valuation allowance of $129.0 million and $127.0 million, respectively, was required as of September 30, 2004 and June 30, 2004. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

Gauss Interprise AG, in which the Company acquired a controlling interest in October 2003, had approximately $229.6 million of net operating loss carry forwards as of September 30, 2004. Currently, no net deferred tax assets have been recorded in the preliminary purchase price allocation related to these operating loss carry forwards since it is currently considered to be unlikely that the Company will be able to utilize any of the these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $92.7 million and is fully offset by a valuation allowance. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to Gauss in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

IXOS Software AG, in which the Company acquired a controlling interest in March 2004, had approximately $131.6 million of net operating loss carry forwards and net other future deductions as of September 30, 2004. Currently, net deferred tax assets of only $7.6 million have been recorded related to these operating loss carry forwards and net other future deductions, since it is currently considered to be unlikely that the Company will be able to utilize most of these net operating loss carryforwards outside of Germany. The gross deferred tax asset related to these loss carry forwards is approximately $40.0 million and is partially offset by a valuation allowance and deferred tax liabilities. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

NOTE 6—SEGMENT INFORMATION

The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment based on the location of the respective customers. The accounting policies of the operating segments are the same as those set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Contribution margin from operating segments does not include amortization of intangible assets or acquired in-process research and development. Goodwill and acquired intangible assets have been included in segment assets.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended September 30, 2004

Total revenues	$34,933	$44,306	$6,357	$85,596
Operating costs	30,627	41,715	5,998	78,340

Contribution margin	$4,306	$2,591	$359	$7,256

Segment assets as of September 30, 2004	$300,303	$250,219	$49,781	$600,303

Three months ended September 30, 2003

Total revenues	$26,316	$16,671	$1,198	$44,185
Operating costs	19,361	16,061	1,445	36,867

Contribution margin	$6,955	$610	$(247)	$7,318

Segment assets as of June 30, 2004	$249,515	$275,815	$52,011	$577,341

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,
	2004	2003
Total contribution margin from operating segments	$7,256	$7,318
Amortization and depreciation	(7,828)	(2,375)

Income (loss) from operations	(572)	$4,943
Interest, other income, income taxes and minority interest	(414)	(1,589)

Net income (loss)	$(986)	$3,354

	As of September 30, 2004	As of June 30, 2004
Segment assets	$600,303	$577,341
Term deposits	47,475	93,414

Total corporate assets	$647,778	$670,755

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

The following table sets forth the distribution of revenues, determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue for the three months ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Revenues
Canada	$3,947	$3,636
United States	30,986	22,680
United Kingdom	9,789	6,020
Germany	16,943	2,338
Rest of Europe	17,574	8,313
Other	6,357	1,198

Total revenues	$85,596	$44,185

	As of September 30, 2004	As of June 30, 2004
Segment assets:
Canada	$199,046	$183,290
United States	101,257	66,225
United Kingdom	20,004	20,682
Germany	107,542	119,566
Rest of Europe	122,673	135,567
Other	49,781	52,011

Total segment assets	$600,303	$577,341

NOTE 7—ACCUMULATED DEFICIT

During the three month period ended September 30, 2004, the Company, through its stock repurchase program, purchased 599,600 of its Common Shares at an aggregate cost of $11.0 million. $5.0 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $6.0 million charged to accumulated deficit. During the three-month period ended September 30, 2003, no Common Shares were repurchased by the Company.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 8—NET INCOME PER SHARE

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share data)
Basic net income (loss) per share
Net income (loss)	$(986)	$3,354

Weighted average number of shares outstanding*	51,106	39,522

Basic net income (loss) per share	$(0.02)	$0.08

Diluted net income per share
Net income (loss)	$(986)	$3,354

Weighted average number of shares outstanding*	51,106	39,522
Dilutive effect of stock options*	—	2,691

Adjusted weighted average number of shares outstanding*	51,106	42,213

Diluted net income (loss) per share	$(0.02)	$0.08

*	Anti-dilutive options of 228,783 have been excluded (September 30, 2003 2,394,326). 2003 shares are adjusted for October 8, 2003 stock dividend. As there is a net loss for the period ended September 30, 2004 the diluted loss per share has been calculated using the basic weighted average number of shares and not the diluted weighted average number since using the diluted number of shares would be antidilutive. The diluted weighted average number of shares outstanding as at September 30, 2004 is 53,967.

NOTE 9—OPTION PLANS

Summary of Outstanding Stock Options

As of September 30, 2004, options to purchase an aggregate of 5,252,899 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 20,945,848. As of September 30, 2004 there were exercisable options outstanding to purchase 3,690,173 shares at an average price of $8.45. As of September 30, 2003, there were exercisable options outstanding to purchase 4,047,161 shares at an average price of $7.66. As a result of the stock split declared on October 8, 2003 the number of stock options doubled and accordingly the exercise price was halved. These adjustments are reflected in the above noted amounts.

The following table summarizes information regarding stock options outstanding as of September 30, 2004 adjusted for the stock split declared on October 8, 2003:

Exercise Prices	Outstanding as of September 30, 2004	Contractual Life (years)	Exercise Price	Exercisable at September 30, 2004	Exercise Price
$2.13 - 6.45	1,024,638	2.54	3.94	1,024,638	3.94
6.72 - 7.41	1,028,086	3.97	6.93	1,028,086	6.93
7.5 - 11.09	1,118,250	6.23	10.42	936,750	10.43
11.31 - 14.10	894,785	7.61	12.98	359,059	13.13
14.56 - 20.00	879,140	7.86	17.08	333,640	15.93
24.77 - 26.24	308,000	9.34	26.15	8,000	26.24

$ 2.13 - 26.24	5,252,899	5.76	$10.95	3,690,173	8.45

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 10—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill over the past two fiscal years:

Balance, July 1, 2002	$24,587
Goodwill recorded during fiscal 2003:
Corechange	1,901
Eloquent	342
Centrinity	4,551
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	920

Balance, June 30, 2003	$32,301
Goodwill recorded during fiscal 2004:
IXOS	167,713
Gauss	16,965
Domea	5,058
Pallas	990
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	725

Balance, June 30, 2004	$223,752
Goodwill recorded during fiscal 2005:
Vista	12,925
Artesia	836
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	1,116

Balance, September 30, 2004	$238,629

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 11—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net Book Value, July 1, 2002	$5,380	$—	$5,380
Assets acquired during fiscal 2003:
Corechange	4,600	2,000	6,600
Centrinity	4,000	2,400	6,400
Eloquent	2,300	800	3,100
Patents	1,246	—	1,246
Other	759	268	1,027
Amortization expense	(2,722)	(514)	(3,236)

Net Book Value, June 30, 2003	15,563	4,954	20,517
Assets acquired during fiscal 2004:
IXOS	60,758	32,913	93,671
Gauss	5,500	4,200	9,700
Domea	1,700	1,800	3,500
Other	506	—	506
Amortization expense	(7,211)	(4,095)	(11,306)

Net Book Value, June 30, 2004	76,816	39,772	116,588

Assets acquired during fiscal 2005:
Vista	5,400	10,700	16,100
Artesia	3,100	3,600	6,700
Other	134	—	134
Amortization expense	(3,978)	(1,451)	(5,429)

Net Book Value, September 30, 2004	$81,472	$52,621	$134,093

The weighted average amortization period for intangible assets is 7 years.

Certain of the acquired intangible asset allocations for fiscal 2004 and fiscal 2005 represent management’s preliminary estimates. The Company has retained the services of an independent valuation expert to assist in this allocation. Changes may occur from these preliminary estimates with respect to the IXOS, Vista and Artesia acquisitions and those changes may be material.

NOTE 12—SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months ended September 30,
	2004	2003
Cash paid during the period for interest	$10	$8
Cash paid during the period for taxes	$2,330	$4,200

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$21,131
2006	19,063
2007	17,148
2008	14,677
2009	15,385
Thereafter	31,712

$119,116

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario in an effort to consolidate its existing Waterloo facilities. In October 2004, based on a need for additional space, beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor to the building. The total cost of the additional floor is estimated to be $3.0 million, and is subject to change. The initial cost of this project has now been revised to approximately $12 million, primarily, due to the addition of the additional floor. Of this amount approximately $2 million has been expended in the quarter ended September 30, 2004. The Company does not expect to further expand the scope of this project in the future. The Company intends to finance this investment through its working capital.

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

Pursuant to the Agreement of Control, dated November 4, 2003 between 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, and Gauss Interprise AG (“Gauss”), Ontario has offered to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share. As of September 30, 2004 there were 662,241 Gauss shares not owned by Open Text. The costs for these shares will be EURO 701,975, if the remaining shareholders agree to sell at this price. The original acceptance period had been two months after the signing of this agreement. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the offered indemnification and the offered consideration (Spruchverfahren), the acceptance period has been extended pursuant to mandatory German law until the end of such proceedings. In

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004 a second offer by Ontario to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share has commenced. Again, the acceptance period has been extended pursuant to mandatory German law until the end of proceedings to reassess (Spruchverfahren) the amount of the consideration offered under mandatory German law in the delisting process. The shareholders’ resolution on the Agreement of Control and on the delisting is currently subject to a court procedure in which certain shareholders of Gauss claim, that the resolution of shareholders of December 23, 2003 respecting the Agreement of Control and the delisting is null and void. A first instance judgment (in favor of the validity of the Agreement of Control and the delisting) is expected by February 2005 at the earliest.

A former employee has filed a claim for approximately $2.9 million relating to an agreement made between himself and the Company concerning certain share options granted by the Company to the employee in 1996. In addition to this claim, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. The Company believes that it has meritorious defenses to these proceedings and claims. The Company has accrued its current best estimate of the costs that may be incurred in connection with these matters, which will result in recognition of a positive or negative adjustment to the extent that the actual costs, once determinable, vary from such estimate. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

NOTE 14—ACQUISITIONS

Artesia

On August 19, 2004 Open Text entered into a business combination agreement to acquire 100% of the voting and equity interests in Artesia Technologies, Inc. (“Artesia”) of Rockville Md., a privately owned company. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. This transaction had an effective date of August 31, 2004.

This acquisition expands Open Text’s media integration and management capabilities as part of its Enterprise Content Management (ECM) suite, and provides a platform from which Open Text can address the content management needs of media and marketing professionals worldwide.

The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

Consideration for this acquisition consisted of $5.8 million in cash of which $3.2 million was paid on closing, $2.6 million is to be held in escrow until August 19, 2005, as provided for in the share purchase agreement, and an amount of $750,000 set aside as a holdback against certain representations and warranties in the share purchase agreement.

The Company allocated the purchase price for this acquisition based on fair value. Statement of Financial Accounting Concepts No. 7 defines fair value as the amount at which an asset (or liability) could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company has retained the services of an independent valuator to assist with the valuation of acquired intangible assets and the assessment of their expected useful lives. The work of the independent valuator is not yet finalized.

The allocation presented in the preliminary purchase price allocation represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired as at September 30, 2004. These estimates may differ from the final purchase price allocation and these differences may be material.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current Assets	$2,592
Long term assets	799
Customer assets	3,600
Technology assets	3,100
Goodwill	836

Total assets acquired	10,927

Total liabilities assumed	(5,097)

Net assets acquired	5,830

The customer assets of $3.6 million and the technology assets of $3.1 million have been assigned useful lives of 5 years. The useful lives so assigned represent management’s preliminary estimates changes may occur from these preliminary estimates and these changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $1.7 million. The liabilities recognized include severance charges, costs associated with completing this transaction, and costs relating to provisioning for excessive facilities. Specific details relating to each of these accruals is included in Note 3.

A director of the Company received $120,000 in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Vista

On August 31, 2004 Open Text entered into a business combination agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. This transaction had an effective date of September 15, 2004.

Vista is a technology that captures and stores business critical information from Enterprise Resource Planning (“ERP”) applications. This acquisition expands Open Text’s integration and report management capabilities as part of its ECM suite, and provides a platform from which Open Text can address report content found in ERP applications, and business intelligence software.

The results of operations of Vista have been consolidated with those of Open Text beginning September 16, 2004.

Consideration for this acquisition consisted of $23.7 million in cash of which $21.7 million was paid on closing and $2.0 million is to be held in escrow until November 30, 2005, as provided for in the purchase agreement.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

The Company allocated the purchase price for this acquisition based on fair value. Statement of Financial Accounting Concepts No. 7 defines fair value as the amount at which an asset (or liability) could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company has retained the services of an independent valuator to assist with the valuation of acquired intangible assets and the assessment of their expected useful lives. The work of the independent valuator is not yet finalized.

The allocation presented in the preliminary purchase price allocation represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired as at September 30, 2004. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current Assets	$263
Long-term assets	63
Customer assets	10,700
Technology assets	5,400

Goodwill	12,925

Total assets acquired	29,351

Total liabilities assumed	(5,661)

Net assets acquired	23,690

The customer assets of $10.7 million and the technology assets of $5.4 million have been assigned useful lives of 5 years. The useful lives so assigned represent management’s preliminary estimates and expects that changes may occur from these preliminary estimates and these changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $480,000. The liabilities relate to costs associated with completing this transaction.

A director of the Company will receive $135,000 in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

NOTE 15—RESTRUCTURING COSTS

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

	As At June 30, 2004	Additions	Usage	As At September 30, 2004
Employee severance	$3,290	$—	$(845)	$2,445

Facility costs	2,628	—	(97)	$2,531

	$5,918	$—	$(942)	$4,976

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

NOTE 16—SUBSEQUENT EVENTS

The Board of Directors of Open Text Corporation (the “Company”) authorized, effective November 1, 2004, subject to regulatory and shareholder approval, adoption of a shareholder rights plan (the “Rights Plan”) pursuant to a Shareholder Rights Plan Agreement dated as of November 1, 2004 between the Company and Computershare Trust Company of Canada (the “Rights Agent”). The Rights Plan was adopted by the Board of Directors to ensure the fair treatment of shareholders in connection with any take-over offer for the Company, and to provide the Board of Directors and shareholders with additional time to fully consider any unsolicited take-over bid. The Rights Plan will also provide the Board of Directors more time to pursue, if appropriate, other alternatives. The Rights Plan has conditionally been approved by the Toronto Stock Exchange and is subject to approval by shareholders at the annual and special meeting of shareholders to be held on December 9, 2004. If approved by shareholders, the Rights Plan will take effect as of November 1, 2004, and will have an initial term of three years.

NOTE 17—SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with US GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Balance Sheets

	As At September 30, 2004	As At June 30, 2004
Total assets in accordance with US GAAP	$647,778	$670,755
Goodwill (a)	9,092	9,092

Total assets in accordance with Canadian GAAP	$656,870	$679,847

Total shareholders’ equity in accordance with US GAAP	$425,274	$433,005
Goodwill (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	$434,366	$442,097

Condensed Consolidated Statement of Operations.

September 30, 2004
Net Loss in accordance with US GAAP	$(986)
Stock-based compensation costs (b)	(912)

Net Loss in accordance with Canadian GAAP	$(1,898)

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2004 and 2003

(unaudited)

(b) Stock- based compensation costs

In January 2002, the Canadian Accounting Standards Board (“AcSB”) issued CICA Section 3870 “Stock—Based Compensation and Other Stock—Based Payments Section 3870”. Section 3870 came into effect for fiscal years beginning on or after January 1, 2002. Section 3870 did not require enterprises to recognize compensation cost for employee stock options using the fair value based method. In December 2003, the AcSB amended Section 3870 to require that all enterprises expense stock-based compensation. For public companies this rule is effective for fiscal years beginning on or after January 1, 2004.

In accordance with the amendments to Section 3870 the Company, for Canadian GAAP purposes only, has adopted the policy retroactively without restatement and has begun expensing the fair value of options granted to employees on or after July 1, 2002. The Company has calculated and recorded a charge to opening retained earnings in the amount of $2.9 million, representing the expense for the 2003 and 2004 fiscal years with a corresponding increase in share capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Fully Web-based with open architecture, Livelink provides rapid deployment, accelerated adoption, and low cost of ownership. Livelink combines virtual team collaboration, online meetings, business process automation, records management, web content management, content lifecycle management and search services into scalable solutions that are easily customized and extended. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across the enterprise.

The Company offers its solutions packaged to solve specific business problems or as a platform that can address comprehensive ECM strategies. The former provides for an incremental growth strategy often leading to the latter. Either form is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products.

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

A broad and integrated Open Text and IXOS platform will provide:

•	Collaboration solutions that add structure

•	Tasking, workflow, and business process management technology for customer environments

•	Email archiving, management and monitoring

•	Document management, records management, digital asset management, report and output management, and web content management

•	A proven and scalable enterprise-strength infrastructure that allows organizations to manage huge volumes of records and documents

•	Outstanding compliance-ready solutions that satisfy regulatory requirements whilst also improving governance and operations

•	Leading capabilities in fully managing Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) document lifecycles.

By delivering a one-stop solution for an organization’s evolving ECM requirements, the combined technologies will enable customers to lower overall cost of ownership and improve return on investment, without investing in the implementation of a number of different solutions from different vendors.

Results of Operations

During the three months ended September 30, 2004, the Company recorded total revenue of $85.6 million, of which license revenue was $23.9 million. Overall IXOS contributed approximately $33 million in revenue, including approximately $9 million in license revenue, and was profitable for the quarter ended September 30, 2004. IXOS revenues are based on an allocation of the Company’s total revenues amongst the various acquisitions and the core Open Text operations. IXOS is now operating on the Open Text model which combines the management, sales, marketing, services, and product development teams. As the Company’s various acquisitions become more integrated the ability to provide meaningful segmentation of the revenues relating to each of the acquisitions will be diminished.

In addition, the Company’s cash and cash equivalents were $111.5 million, with cash flow from operations totaling $5.1 million. The Company’s days’ sales outstanding (“DSO”) were 70 days for the quarter ended September 30, 2004, compared to 57 days for the quarter end September 30, 2003. Segment information relating to the financial statements is presented in Note 6 to the Company’s condensed consolidated financial statements.

The Company made a number of changes to its management team. These changes were motivated by the need to have the appropriate personnel manage the growth of the Company.

Acquisitions

On August 19, 2004, Open Text entered into a business combination agreement to acquire 100% of the voting equity interests, for cash, in Artesia Technologies, Inc. (“Artesia”) of Rockville Md., a privately owned company. Artesia designs and distributes Digital Asset Management software. It has a customer list of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. This transaction has an effective date of August 31, 2004.

On August 31, 2004, Open Text entered into a business combination agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc (“Quest”). As part of this transaction certain Quest employees that developed, sold and supported Vista will become part of the Open Text organization. This transaction had an effective date of September 15, 2004.

The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company’s current business or products. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

Industry Developments

The recent acquisitions by Open Text are part of the overall consolidation taking place in the ECM industry. Vendors in the ECM sector are consolidating to broaden their product lines to take advantage of enterprise growth opportunities, strengthen and extend customer relationships, and achieve increased efficiencies. The opportunities are enhanced by significant increases in content growth resulting from increases in e-mail traffic and desktop content, increases in distributed work teams, requirements to manage processes and content to satisfy regulatory compliance statutes, and the need to store and retrieve this increasing volume of content faster and more effectively. Customers seek to have a complete suite of products integrated into a single product offering to properly manage their content. “One-stop shopping”, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical. The Company’s acquisition strategy reflects its focus on providing comprehensive ECM solutions to the market. The acquisitions recently completed by the Company, extend its enterprise suite of offerings. Through internal development and its acquisition strategy, Open Text has created a broad product line to offer customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended on June 30, 2004, filed with the Securities and Exchange Commission.

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

The critical accounting policies affecting significant judgments and estimates used in the preparation of its condensed consolidated financial statements have been applied as outlined in the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2004, filed with the Securities and Exchange Commission. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 compared with Three Months Ended September 30, 2003

Revenues

The Company’s total revenues increased 94% from $44.2 million in the three months ended September 30, 2003 to $85.6 million for the three months ended September 30, 2004.

License revenues increased 41% from $16.9 million in the three months ended September 30, 2003 to $23.9 million in the three months ended September 30, 2004. The increase in license revenues is largely a result of the Company’s growth from acquisitions. During the quarter ended September 30, 2004 the Company completed one license transaction, the majority of which represented license revenue, that generated over $1.0 million in revenue compared with two such transactions in the quarter ended September 30, 2003.

Customer support revenues increased 110% from $19.4 million in the three months ended September 30, 2003 to $40.8 million for the three months ended September 30, 2004. The increase in customer support revenues was attributable to both strong retention rates with existing customers as well as growth from acquisitions.

Service revenues increased 165% from $7.9 million in the three months ended September 30, 2003 to $20.9 million in the three months ended September 30, 2004. The increase in service revenues relates primarily to the IXOS acquisition.

No single customer comprised greater than 10% of the Company’s revenue in the three months ended September 30, 2004 or 2003. For the three months ended September 30, 2004 41% of total revenues were from customers located in North America, 52% of total revenues were from customers in Europe and 7% of revenues were from customers in countries outside North America and Europe compared to 59%, 38% and 3%, respectively for the same period last year. This change is primarily due to the fact that IXOS has a larger customer base in both Europe and Asia.

Cost of revenues

Cost of license revenues increased 69% from $1.3 million in the three months ended September 30, 2003 to $2.2 million in the three months ended September 30, 2004. As a percentage of license revenues, cost of license revenues were relatively consistent at 8% in the three months ended September 30, 2003 compared with 9% in the three months ended September 30, 2004.

Cost of customer support revenues increased 134% from $3.2 million in the three months ended September 30, 2003 to $7.5 million in the three months ended September 30, 2004. This increase was primarily related to the higher revenue base as a result of acquisitions. As a percentage of customer support revenues, cost of customer support revenues remained relatively consistent at 16% and 18% in the three months ended September 30, 2003 and 2004, respectively, primarily due to a higher revenue base. The increase in cost of customer support revenues is primarily due to an increase in personnel-related expenses, primarily as a result of acquisitions and increases in personnel to support organic growth.

Cost of service revenues increased 132% from $7.2 million in the three months ended September 30, 2003 to $16.7 million in the three months ended September 30, 2004 primarily due to the IXOS acquisition. As a percentage of service revenues, cost of service revenues decreased from 91% in the three months ended September 30, 2003 to 80% in the three months ended September 30, 2004 which was due to achieving a level of critical mass in service revenues on account of both organic growth and growth via acquisitions.

Research and development

Research and development expenses increased 84% from $8.0 million in the three months ended September 30, 2003 to $14.7 million in the three months ended September 30, 2004. Research and development expenses consist primarily of personnel expenses, and their related facilities and equipment expenses. As a percentage of total revenues, research and development expenses were relatively consistent at 18% in the three months ended September 30, 2003 compared to 17% in the three months ended September 30, 2004. The increase in research and development expenses primarily resulted from an increase in personnel-related expenses associated with the new employees from acquisitions and the Company’s continued commitment to developing new products and integrating acquired technologies.

Sales and marketing

Sales and marketing expenses increased 85% from $13.8 million in the three months ended September 30, 2003 to $25.5 million in the three months ended September 30, 2004. Sales and marketing expenses include the costs associated with the Company’s sales force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. As a percentage of total revenues, sales and marketing expenses decreased slightly from 31% in the three months ended September 30, 2003 to 30% in the three months ended September 30, 2004. The increase in sales and marketing expenses in absolute dollars is primarily due to increases in amounts spent on awareness-building and lead-generation as well as employee incentive programs and added headcount from acquired companies. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2004 resulted from a higher revenue base and also from economies of scale achieved through acquisitions.

General and administrative

General and administrative expenses increased 250% from $3.4 million in the three months ended September 30, 2003 to $11.9 million in the three months ended September 30, 2004. General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. As a percentage of total revenues, general and administration expenses increased from 8% for the three months ended September 30, 2003 to 14% for the three months ended September 30, 2004. The increase in general and administrative expenses as a percentage of total revenues resulted primarily due to the impact of acquisitions and certain one-time expenses relating to consulting fees paid for taxation and compliance work related to the Sarbanes-Oxley Act 2002 internal controls certification process.

Depreciation

Depreciation expense increased from $1.2 million for the three months ended September 30, 2003 to $2.4 million for the three months ended September 30, 2004. As a percentage of revenues, depreciation expense was relatively constant at approximately 3% for the three months ended September 30, 2003 and for the three months ended September 30, 2004. The increase in depreciation expense is due to additions of capital assets acquired relating to acquisitions in the Fiscal 2004 year.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased 350% from $1.2 million in the three months ended September 30, 2003, to $5.4 million in the three months ended September 30, 2004, primarily as a result of recent acquisitions completed by the Company, most notably IXOS. As a percentage of total revenues, amortization of acquired intangible assets increased from 3% in the three months ended September 30, 2003 to 6% in the three months ended September 30, 2004. Amortization of acquired intangible assets increased primarily because the three months ended September 30, 2004 included the amortization of core technology and purchased software acquired pursuant to the acquisitions completed subsequent to the quarter ended September 30, 2003.

Other income (expense)

Other income (expense) increased 146% from $(380,000) for the three months ended September 30, 2003 to $(933,000) for the three months ended September 30, 2004. Other income (expense) consists primarily of foreign exchange gains or losses, which reflect relative movements in the various foreign currencies in which the Company conducts business.

Interest income

Interest income increased 34% from $225,000 for the three months ended September 30, 2003 to $302,000 for the three months ended September 30, 2004. The increase in interest income is a result of higher interest rates realized in the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

Income taxes

As of September 30, 2004 and June 30, 2004, the Company had total net deferred tax assets of $42.6 million and $46.4 million and total deferred tax liabilities of $45.2 million and $46.4 million, respectively.

The principal component of the total deferred tax assets is temporary differences associated with net operating loss carry forwards. The deferred tax asset as of September 30, 2004 arises primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $129.0 million and $127.0 million, respectively, was required as of September 30, 2004 and June 30, 2004. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total net deferred tax liabilities arises from purchased intangible assets acquired on the Gauss and IXOS transactions. If the Company determines that it will realize the tax attributes related to these acquisitions in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

During the quarter ended September 30, 2004, the Company recorded a tax recovery of $325,000 compared to a tax provision of $1.4 million during the quarter ended September 30, 2003. The reason for this decrease is the impact of the net loss for the quarter ended September 30, 2004 and management’s expectation that the Company will be profitable for the year ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Other than cash generated through its operations, the Company has traditionally financed its cash needs primarily through the issuance of the Company’s Common Shares. At September 30, 2004, the Company had current assets of $218.5 million, current liabilities of $159.3 million and working capital of $59.2 million. These amounts compare to current assets of $272.4 million, current liabilities of $167.6 million, and working capital of $104.8 million as at June 30, 2004. At September 30, 2004, the Company had cash and cash equivalents totaling $111.5 million, compared to cash and cash equivalents of $157.0 million at June 30, 2004. The changes in the Company’s cash and cash equivalents, current assets and working capital balances since the beginning of the fiscal year are largely a result of cash paid for the Vista and Artesia acquisitions, repurchase of common shares, repayment of a short term bank loan and changes in components of working capital.

Net cash provided by operating activities was approximately $5.1 million for the period ended September 30, 2004 compared with $8,000 for the period ended September 30, 2003. The increase in cash flow from operations was primarily a result of decreases in accounts receivable and offset by decreases in accounts payable and a net loss in the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

Net cash used in investing activities was $38.7 million during the three months ended September 30, 2004 compared to $14.6 million during the three months ended September 30, 2003. The cash used during the three months ended September 30, 2003 primarily related to amounts paid for the Vista and Artesia acquisitions, the attendant business acquisition costs relating thereto, and additional purchase consideration for prior period acquisitions. Also included in investing activities is the purchase of capital assets, which totaled $3.4 million during the three months ended September 30, 2004 as compared with $828,000 during the three months ended September 30, 2003 relating primarily to building costs associated with a new office facility in Waterloo, Ontario.

Net cash used in financing activities totaled $12.1 million in the three months ended September 30, 2004, primarily resulting from the repurchase for cancellation of 599,600 common shares at a cost of $11.0 million, of which $5.0 million was charged to share capital and $6.0 million was charged to accumulated deficit and also a $2.2 million repayment of a short term loan facility. Net cash provided by financing activities was $6.7 million in the three months ended September 30, 2003, primarily resulting from cash provided by exercises under the Company’s stock option program.

The Company has a CAD$10.0 million (USD$7.9million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at September 30, 2004, the entire amount of which was available for use. The line of credit bears interest at the lender’s prime rate and is secured by certain of the Company’s assets, including an assignment of accounts receivable.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$21,131
2006	19,063
2007	17,148
2008	14,677
2009	15,385
Thereafter	31,712

$119,116

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario in an effort to consolidate its existing Waterloo facilities. In October 2004, based on a need for additional space, beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor to the building. The total cost of the additional floor is, estimated to be $3.0 million, and is subject to change. The initial cost of this project has now been revised to approximately $12 million, primarily, due to the addition of the additional floor. Of this amount approximately $2 million has been expended in the quarter ended September 30, 2004. The Company does not expect to further expand the scope of this project in the future.

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

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text intends to pursue its strategy of growing the capabilities of its ECM software offerings through the in-house research and development of new product offerings. The Company has enhanced Livelink and several of its optional components to continue to set the standard for Enterprise Content Management capabilities and in response to customer requests. Examples include the addition of secure Instant Messaging capability and the ability to distribute rich-media presentations including video, voice and text components to a wide audience over the web. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

Open Text entered into two business combination arrangements for the period ended September 30, 2004, and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the current quarter’s acquisitions, create risks such as the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-times charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

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

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. The Company is increasing its presence in the European market, especially since its acquisition of IXOS. Revenues derived outside of North America represented 58% of total revenues for the fiscal quarter ended September 30, 2004 and 53% and 42% for fiscal years 2004 and 2003 respectively. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, US or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown to approximately 2,132 as of September 30, 2004. The

Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

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

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at September 30, 2004. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended September 30, 2004 would have been a decrease of approximately $0.3 million.

Foreign currency risk

Businesses generally conduct transactions in their local currency which is also known as their functional currency. Additionally, balances that are denominated in a currency other than the entity’s reporting currency must be adjusted to reflect changes in foreign exchange rates during the reporting period. This currency is referred to as the transactional currency.

The Company has net monetary asset and liability balances in foreign currencies other than the US Dollar, including the Canadian Dollar (“CAD”), the Pound Sterling (“GBP”), the Australian dollar (“AUD”), the Swiss Franc (“CHF”), the German Mark (“DEM”), the French Franc (“FRF”), the Dutch Guilder (“NLG”), the Danish Kroner (“DKK”), the Arabian Dirham (“AED”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in US Dollars The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on the

Company’s total revenues, operating expenses, and net income for the quarter ended September 30, 2004. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,707	$2,592	$115
British Pound	977	624	353
Canadian Dollar	468	1,522	1,054
Swiss Franc	596	387	209

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	2,690	2,574	$116
British Pound	944	660	284
Canadian Dollar	385	139	246
Swiss Franc	509	401	108

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-a15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting over our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Harold Tilbury and Yolanda Tilbury Family Trust have brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc (“Bluebird”). The claim is for $10 USD million, plus $5 USD million in punitive damages. The Company was not a party to the stock purchase agreement, but has been held to be the principal behind the transaction by the arbitrator so that if Open Text’s subsidiary Bluebird is liable, Open Text would also be liable. Bluebird and Open Text have counterclaimed against the Tilburys claiming that not only is no further amount owing for the purchase of shares, but they are entitled to a return of the money already paid to the Tilburys, based on misrepresentations at the time of sale. Bluebird has also asked for rescission of the lease assumed on the purchase of the shares located in Carlsbad, California or damages of $7 USD million together with punitive damages of $1 USD million. It is not expected this matter will be completed until the end of the 2004 calendar year. The Company believes the claim made against it is without merit, and intends to defend the action vigorously. The arbitration process is inherently uncertain and unpredictable and accordingly there can be no assurances as to the ultimate outcome of the arbitration.

In the normal course of business the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

Description
i) Financial results	On August 31, 2004, the Company furnished a Report on Form 8-K, pursuant to Item 2.02 thereof, to furnish a press release announcing the Company’s financial results for the fiscal quarter ended June 30, 2004.

ii) Financial results	On October 5, 2004, the Company furnished a Report on Form 8-K, pursuant to Item 2.02 thereof, to furnish a press release announcing the Company’s preliminary results for the fiscal quarter ended September 30, 2004.

iii) Financial results	On October 28, 2004, the Company furnished a Report on Form 8-K, pursuant to Item 2.02 thereof, to furnish a press release announcing the Company’s financial results for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION
(Registrant)

Date: November 8, 2004
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