Form 10-Q
period 2004-12-31
OPEN TEXT CORP
filed 2005-02-10
CIK 1002638

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED FEBRUARY 10, 2005 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

At February 7, 2005 there were 49,976,628 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share data)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$102,174	$156,987
Accounts receivable - net of allowance for doubtful accounts of $3,815 as of December 31, 2004 and $3,628 as of June 30, 2004	80,898	82,996
Income taxes recoverable	14,552	7,041
Prepaid expenses and other current assets	7,699	6,550
Deferred tax assets (note 5)	11,941	18,776

Total current assets	217,264	272,350

Capital assets (note 4)	29,541	24,678
Goodwill (note 10)	247,427	223,752
Deferred tax assets (note 5)	40,392	27,668
Acquired intangible assets (note 11)	142,209	116,588
Other assets	3,557	3,619

	$680,390	$668,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$76,544	$94,075
Deferred revenues	62,849	62,661
Deferred tax liabilities (note 5)	12,128	10,892

Total current liabilities	151,521	167,628

Long term liabilities:
Accrued liabilities (note 3)	29,480	21,520
Deferred revenues	465	915
Deferred tax liabilities (note 5)	35,668	35,536

Total long term liabilities	65,613	57,971

Minority interest	8,628	10,051

Shareholders’ equity:
Share capital 49,825,409 and 51,054,786 Common Shares issued and outstanding at December 31,2004, and June 30, 2004, respectively	421,004	427,015
Warrants issued	19,991	22,705
Accumulated other comprehensive income:
Cumulative translation adjustment	37,655	1,814
Accumulated deficit (note 7)	(24,022)	(18,529)

Total shareholders’ equity	454,628	433,005

	$680,390	$668,655

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of US dollars, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues:
License	$42,622	$27,893	$66,526	$44,760
Customer support	44,542	21,928	85,334	41,348
Service	27,528	11,853	48,428	19,751

Total revenues	114,692	61,674	200,288	105,859
Cost of revenues:
License	3,051	2,550	5,205	3,841
Customer support	8,062	4,054	15,556	7,235
Service	22,585	9,126	39,239	16,329

Total cost of revenues	33,698	15,730	60,000	27,405

Gross profit	80,994	45,944	140,288	78,454
Operating expenses:
Research and development	15,842	9,924	30,525	17,955
Sales and marketing	30,787	18,500	56,284	32,307
General and administrative	9,564	4,886	21,422	8,241
Depreciation	2,589	1,479	4,988	2,666
Amortization of acquired intangible assets	6,146	1,635	11,575	2,822
Provision for restructuring	(1,449)	—	(1,449)	—

Total operating expenses	63,479	36,424	123,345	63,991

Income from operations	17,515	9,520	16,943	14,463
Other income (expense)	(1,691)	869	(2,624)	488
Interest income	303	210	605	437

Income before income taxes	16,127	10,599	14,924	15,388
Provision for income taxes	4,355	2,907	4,030	4,341

Income before minority interest	11,772	7,692	10,894	11,047
Minority interest	802	—	910	—

Net income for the period	$10,970	$7,692	$9,984	$11,047

Basic earnings per share	$0.22	$0.19	$0.20	$0.28

Diluted earnings per share	$0.21	$0.18	$0.19	$0.26

Weighted average number of Common Shares outstanding
Basic	50,310	40,372	50,708	39,947

Diluted	52,361	43,361	53,120	42,872

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of US Dollars)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Deficit, beginning of period	$(25,537)	$(38,472)	$(18,529)	$(41,827)
Repurchase of common shares	(9,455)	—	(15,477)	—
Net income	10,970	7,692	9,984	11,047

Deficit, end of period	$(24,022)	$(30,780)	$(24,022)	$(30,780)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income for the period	$10,970	$7,692	$9,984	$11,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,735	3,114	16,563	5,488
Provision for restructuring	(1,449)	—	(1,449)	—
Undistributed earnings related to minority interest	802	—	910	—
Deferred income taxes	290	(135)	3,226	100
Other	790	(1,524)	790	(1,500)
Changes in operating assets and liabilities net of assets acquired:
Accounts receivable	(15,274)	(8,027)	3,461	(29)
Prepaid expenses and current assets	956	1,006	(905)	231
Income taxes	(1,309)	1,527	(6,691)	(2,840)
Accounts payable and accrued liabilities	8,381	3,220	(1,832)	(1,217)
Deferred revenue	(1,182)	(1,641)	(7,231)	(6,040)

Net cash provided by operating activities	11,710	5,232	16,826	5,240

Cash flows used in investing activities:
Acquisitions of capital assets	(4,277)	(1,115)	(7,671)	(1,942)
Purchase of Vista, net of cash acquired	—	—	(23,690)	—
Purchase of Artesia, net of cash acquired	—	—	(5,057)	—
Purchase of Gauss Interprise AG, net of cash acquired	(57)	(9,764)	(979)	(9,764)
Purchase of SER, net of cash acquired	(7)	(3,403)	(861)	(3,403)
Other acquisitions	(184)	(1,254)	(333)	(1,949)
Additional purchases of IXOS shares	(3,453)	—	(4,275)	—
Restricted cash	—	(34,837)	—	(46,837)
Business acquisition costs	(3,411)	(760)	(7,174)	(1,801)

Net cash used in investing activities	(11,389)	(51,133)	(50,040)	(65,696)

Cash flows from financing activities:
Payments of obligations under capital leases	—	(58)	(48)	(150)
Proceeds from issuance of Common Shares	2,701	2,601	3,069	9,387
Proceeds from warrants	—	—	725	—
Repurchase of Common Shares	(17,808)	—	(28,842)	—
Repayment of short-term bank loan	—	—	(2,189)	—
Other	—	(668)	—	(668)

Net cash provided by (used in) financing activities	(15,107)	1,875	(27,285)	8,569

Foreign exchange gain on cash held in foreign currencies	5,507	700	5,686	754

Decrease in cash and cash equivalents during the period	(9,279)	(43,326)	(54,813)	(51,133)
Cash and cash equivalents at beginning of period	111,453	108,747	156,987	116,554

Cash and cash equivalents at end of period	$102,174	$65,421	$102,174	$65,421

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

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

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2005. Certain comparative figures have been adjusted to conform with current period presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, the valuation of investments, goodwill and acquired intangible assets, long-lived assets, the recognition of contingencies, facility and restructuring accruals, acquisition accruals, income taxes, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets.

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Other comprehensive net income:
Foreign currency translation adjustment	$34,494	$1,707	$35,841	$2,251
Net income for the period	10,970	7,692	9,984	11,047

Comprehensive net income for the period	$45,464	$9,399	$45,825	$13,298

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

Employee stock option and share purchase plans

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by FAS No. 123—“Accounting for Stock-Based Compensation” (“FAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. During the periods presented no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was included in net income as reported for the three and six month, ended December 31, 2004 and 2003.

The Company currently offers it employees the opportunity to buy its Common Shares, through its Employee Share Purchase Plan (“ESPP”), at a purchase price that is computed as the lesser of:

1.	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the first business day of the purchase period, and

2.	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period.

The ESPP qualifies as a non-compensatory plan under APB 25 and as such no compensation cost is recognized in relation to the discount offered to employees for purchases made under the ESPP. The terms of the ESPP result in it being treated as a compensatory plan under FAS 123 and as such compensation expense is recognized under the fair value method.

Had compensation expense for the Company’s stock-based compensation plans and the ESPP been determined using the fair value approach set forth in FAS 123, the Company’s net income and net income per share for the three month and six month would have been in accordance with the pro forma amounts indicated below:

	Three Months ended December 31,		Six Months ended December 31,
	2004	2003	2004	2003
Net Income
As reported	$10,970	$7,692	$9,984	$11,047
Stock-based compensation	657	1,450	2,403	2,873

Pro forma	$10,313	$6,242	$7,581	$8,174

Earnings per share - basic
As reported	$0.22	$0.19	$0.20	$0.28
Pro forma	$0.20	$0.15	$0.15	$0.20

Earnings per share - diluted
As reported	$0.21	$0.18	$0.19	$0.26
Pro forma	$0.20	$0.15	$0.14	$0.19

The fair value of compensation cost calculated above is net of the taxable benefit available to the Company for the exercise of options and sale of its shares by its U.S. employees.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and employee stock purchase plan right on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the expected stock price volatility. As a result, the company doesn’t believe the existing models necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company uses projected data for expected volatility and estimates the expected life of its stock options based upon historical data. The fair value of stock options granted in the period was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Three and Six Months Ended December 31,
	2004	2003
Volatility	60%	60%
Risk-free interest rate	3.5%	3.5%
Expected life (in years)	3.5	3.5
Dividend yield	0%	0%

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Share based compensation

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”). The new Statement is effective for reporting periods beginning on or after June 15, 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and requires that such transactions be accounted for using a fair-value based method. As required by FAS 123R, the company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments.

The impact of applying one of the fair-value based methods of accounting for stock options, the Black Scholes method, is disclosed under “Employee Stock Option Plans” under Note 1, Basis of Presentation.

Disclosures about Segments of an Enterprise

In October 2004, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. Paragraph 19 of FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, indicates that operating segments that do not meet the quantitative thresholds included in

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

paragraph 18 of FASB Statement 131 may be combined with information about other operating segments that also do not meet these quantitative thresholds to produce a reportable segment if they share a majority of the aggregation criteria listed in paragraph 17 of FASB Statement 131. A question has arisen in practice regarding how the “similar economic characteristics” criteria in paragraph 17 should be taken into consideration when applying the guidance in paragraph 19. The Task Force reached a consensus that the operating segments that do not meet the quantitative thresholds in paragraph 18 of FASB Statement 131 can be aggregated if (1) aggregation is consistent with the objective and basic principles of FASB Statement 131, (2) the segments have similar economic characteristics, and (3) the segments share a majority of the following aggregation criteria (those included in paragraph 17 of FASB Statement 131): (a) the nature of the products and services, (b) the nature of the production processes, (c) the type or class of customer for their products and services, (d) the methods used to distribute their products or provide their services, and (e) if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities. The company adoption of Issue No. 04-10 but it did not have a material impact on the Company’s segment disclosures.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current

Accounts payable and accrued liabilities are comprised of the following:

	As of
	December 31, 2004	June 30, 2004
Accounts payable - trade	$17,597	$18,050
Accrued salaries and commissions	26,470	28,583
Accrued liabilities	32,477	45,253
Short term loan	—	2,189

	$76,544	$94,075

Long term

	As of
	December 31, 2004	June 30, 2004
Pension liability	$383	$1,452
Lease obligations - acquisitions	23,678	14,643
Lease obligations - restructuring	1,228	1,516
Asset retirement obligations	4,191	3,909

	$29,480	$21,520

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

Pension obligations

IXOS Software AG (“IXOS”), in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of the Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments at December 31, 2004 was $2.40 million, while the fair value of the pension obligation at December 31, 2004 was $2.78 million.

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities both in connection with its fiscal 2004 restructuring, as well as several of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been presented using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between several months to 18 years. To the extent that the amount accrued is in excess of the estimated ultimate obligation, goodwill recognized on the acquisition will be reduced.

The company has also accrued for costs relating to employee terminations which includes a reduction of IXOS’ workforce. The Company expects that the costs related to these accruals will be paid by the end of the current fiscal year.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

The following table summarizes the activity that the Company has incurred with respect to its acquisition accruals for the six month period ended December 31, 2004.

	Balance June 30, 2004	Additions	Usage/Foreign Exchange Adjustments	Adjustments to goodwill	Balance December 31, 2004
IXOS
Employee termination costs	$7,438	$—	$(4,297)	$—	$3,141
Excess facilities	23,839	—	(510)	(2,539)	20,790
Transaction-related costs	3,438	—	(1,236)	350	2,552

	34,715	—	(6,043)	(2,189)	26,483
Gauss
Employee termination costs	214	—	(214)		—
Excess facilities	498	—	(151)	284	631
Transaction-related costs	—	500	26		526

	712	500	(339)	284	1,157
Domea
Transaction-related costs	15	25	(26)	—	14

	15	25	(26)	—	14
Corechange
Excess facilities	551	—	(180)	(117)	254
Transaction-related costs	125	—	(25)	—	100

	676	—	(205)	(117)	354
Eloquent
Transaction-related costs	500	—	(13)	—	487

	500	—	(13)	—	487
Centrinity
Excess facilities	5,483	—	(348)	—	5,135
Transaction-related costs	500	—	103	—	603

	5,983	—	(245)	—	5,738
Artesia
Employee termination costs	—	270	—	—	270
Excess facilities	—	1,115	—	—	1,115
Transaction-related costs	—	380	(246)	—	134

	—	1,765	(246)	—	1,519
Vista
Transaction-related costs	—	480	(191)	—	289

	—	480	(191)	—	289
Totals
Employee termination costs	7,652	270	(4,511)	—	3,411
Excess facilities	30,371	1,115	(1,189)	(2,372)	27,925
Transaction-related costs	4,578	1,385	(1,608)	350	4,705

	$42,601	$2,770	$(7,308)	$(2,022)	$36,041

Note:	Transaction-related costs include amounts provided for pre-acquisition contingencies and the usage column includes adjustments made during the period for movements in foreign exchange.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At December 31, 2004, the present value of this obligation was $4.2 million. These leases were assumed in connection with the IXOS acquisition and consequently a liability of $3.8 million was recorded as part of the purchase price. The change in the liability since the date of the acquisition relates to the accretion of interest against this liability subsequent to the acquisition, as well as purchase price adjustments to reflect the step up in ownership with respect to IXOS since March 1, 2004.

NOTE 4 - CAPITAL ASSETS

	As of December 31, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,722	$6,733	$2,989
Office equipment	3,009	1,462	1,547
Computer hardware	45,496	36,198	9,298
Computer software	13,274	8,565	4,709
Leasehold improvements	11,175	3,527	7,648
Building	3,350	—	3,350

	$86,026	$56,485	$29,541

	As of June 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,615	$5,639	$2,976
Office equipment	3,259	1,550	1,709
Computer hardware	39,249	31,267	7,982
Computer software	11,551	6,908	4,643
Leasehold improvements	9,748	2,565	7,183
Building	185	—	185

	$72,607	$47,929	$24,678

The cost of the building relates to the Company’s construction of a building in Waterloo, Ontario. Construction of the building is currently in progress and therefore depreciation has not yet commenced.

NOTE 5 - INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of December 31, 2004 and June 30, 2004, the Company had total net deferred tax assets of $52.3 million and $46.4 million and total deferred tax liabilities of $47.8 million and $46.4 million, respectively.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of December 31, 2004 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $147.3 million and $127.0 million was required as of December 31, 2004 and June 30, 2004, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

Gauss Interprise AG, in which the Company acquired a controlling interest in October 2003, had approximately $244.5 million of net operating loss carry forwards as of December 31, 2004. Currently, no net deferred tax assets have been recorded in the purchase price allocation related to these operating loss carry forwards since it is currently considered to be unlikely that the Company will be able to utilize any of the these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $98.7 million and is fully offset by a valuation allowance. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to Gauss in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

IXOS had approximately $130.2 million of net operating loss carry forwards and net other future deductions as of December 31, 2004. Currently, net deferred tax assets of $6.6 million have been recorded related to these operating loss carry forwards and net other future deductions, since it is currently considered to be unlikely that the Company will be able to utilize most of these net operating loss carryforwards outside of Germany. The gross deferred tax asset related to these loss carry forwards is approximately $38.2 million and is partially offset by a valuation allowance and deferred tax liabilities. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

NOTE 6 - SEGMENT INFORMATION

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

Contribution margin from operating segments does not include amortization of intangible assets, depreciation, provision for restructuring, interest, other income and taxes. Goodwill and other intangible assets have been included in segment assets.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended December 31, 2004

Revenue from external customers	$47,915	$60,583	$6,194	$114,692
Operating costs	39,328	46,316	4,247	89,891

Contribution margin	$8,587	$14,267	$1,947	$24,801

Segment assets as of December 31, 2004	$231,668	$371,072	$59,375	$662,115

Three months ended December 31, 2003

Revenue from external customers	$35,461	$24,206	$2,007	$61,674
Operating costs	22,956	23,775	2,310	49,041

Contribution margin	$12,505	$431	$(303)	$12,633

Segment assets as of December 31, 2003	$113,457	$75,485	$3,278	$192,220

Six months ended December 31, 2004

Revenue from external customers	$82,711	$105,050	$12,527	$200,288
Operating costs	70,325	89,260	8,646	168,231

Contribution margin	$12,386	$15,790	$3,881	$32,057

Six months ended December 31, 2003

Revenue from external customers	$61,055	$40,878	$3,926	$105,859
Operating costs	42,171	39,832	3,903	85,906

Contribution margin	$18,884	$1,046	$23	$19,953

A reconciliation of the totals reported for the operating segments to the applicable line items in the unaudited condensed consolidated financial statements for the three months and six months ended December 31, 2004 and 2003 is as follows:

	Three months ended December 31,
	2004	2003
Total contribution margin from operating segments above	$24,801	$12,633
Amortization and depreciation	8,735	3,114
Restructuring charge	(1,449)	—

Total operating income	17,515	9,519
Interest, other income (expense), taxes and minority interest	(6,545)	(1,827)

Net income	$10,970	$7,692

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

	Six months ended December 31,
	2004	2003
Total contribution margin from operating segments above	$32,057	$19,953
Amortization and depreciation	16,563	5,488
Restructuring charge	(1,449)	—

Total operating income	16,943	14,465
Interest, other income, taxes and minority interest	(6,959)	(3,418)

Net income	$9,984	$11,047

	As of December 31, 2004	As of June 30, 2004
Segment assets	$662,115	$575,222
Term Deposits	18,275	93,433

Total corporate assets	$680,390	$668,655

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the three and six months ended December 31, 2004 and 2003 and distribution of segment assets by geographic area as of December 31, 2004 and June 30, 2003:

	Three months ended December 31,
	2004	2003
Revenues:
Canada	$6,206	$4,903
United States	41,709	30,558
United Kingdom	11,213	6,322
Germany	24,387	7,134
Rest of Europe	24,983	10,750
Other	6,194	2,007

Total revenues	$114,692	$61,674

	Six months ended December 31,
	2004	2003
Revenues:
Canada	$10,004	$8,539
United States	72,707	52,516
United Kingdom	20,979	12,342
Germany	40,775	9,472
Rest of Europe	43,296	19,064
Other	12,527	3,926

Total revenues	$200,288	$105,859

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

	As of December 31, 2004	As of June 30, 2004
Segment assets:
Canada	$156,205	$98,061
United States	75,463	66,225
United Kingdom	25,445	23,198
Germany	186,185	185,107
Rest of Europe	159,442	144,578
Other	59,375	58,053

Total segment assets	$662,115	$575,222

NOTE 7 - ACCUMULATED DEFICIT

During the three months ended December 31, 2004, the Company purchased, to its stock repurchase program, 999,100 of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $17.8 million. $8.3 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $9.5 million charged to accumulated deficit. During the six months ended December 31, 2004, the Company purchased approximately 1.6 million of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $28.8 million. $13.3 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $15.5 million charged to accumulated deficit.

During the three and six month ended December 31, 2003, the Company did not repurchase any of its Common Shares.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common shares equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Basic earnings per share
Net Income	$10,970	$7,692	$9,984	$11,047

Basic earnings per share	$0.22	$0.19	$0.20	$0.28

Diluted earnings per share
Net Income	$10,970	$7,692	$9,984	$11,047

Diluted earnings per share	$0.21	$0.18	$0.19	$0.26

Weighted average number of shares outstanding
Basic	50,310	40,372	50,708	39,947
Effect of dilutive securities Stock options:	2,051	2,989	2,412	2,925

Diluted	52,361	43,361	53,120	42,872

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

For each of the three and six months ended December 31, 2004 respectively 562,196 and 290,614 options have been excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. All warrants were also anti-dilutive in the periods presented.

NOTE 9 - SHARE OPTIONS

Summary of Outstanding Share Options

As of December 31, 2004, options to purchase an aggregate of 5,502,251 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 22,354,316. As of December 31, 2004 there were exercisable options outstanding to purchase 3,712,025 shares at an average price of $9.31.

Exercise Prices	Outstanding as of December 31, 2004	Contractual Life (years)	Exercise Price	Exercisable at December 31, 2004
$ 2.13 - 6.45	790,240	2.46	$4.34	790,240
6.72 - 7.41	1,020,586	3.72	6.94	1,020,586
7.50 - 11.09	1,104,000	5.96	10.42	936,000
11.31 - 14.56	927,785	7.24	13.04	560,059
15.00 - 17.99	1,253,640	7.3	16.86	287,640
18.23 - 26.24	406,000	8.95	23.26	117,500

$ 2.13 - 26.24	5,502,251	5.78	$11.76	3,712,025

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2003:

Balance, June 30, 2003	$32,301
Goodwill recorded during fiscal 2004:
IXOS	167,713
Gauss	16,965
Domea	5,058
Pallas	990
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	725

Balance, June 30, 2004	223,752
Goodwill recorded during fiscal 2005:
Vista	7,951
Artesia	2,670
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	13,054

Balance, December 31, 2004	$247,427

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net Book Value, July 1, 2002	$5,380	$—	$5,380
Assets acquired during fiscal 2003:
Corechange	4,600	2,000	6,600
Centrinity	4,000	2,400	6,400
Eloquent	2,300	800	3,100
Patents	1,246	—	1,246
Other, including foreign exchange impact	759	268	1,027
Amortization expense	(2,722)	(514)	(3,236)

Net Book Value, June 30, 2003	15,563	4,954	20,517

Assets acquired during fiscal 2004:
IXOS	60,758	32,913	93,671
Gauss	5,500	4,200	9,700
Domea	1,700	1,800	3,500
Other, including foreign exchange impact	506	—	506
Amortization expense	(7,211)	(4,095)	(11,306)

Net Book Value, June 30, 2004	76,816	39,772	116,588

Assets acquired during fiscal 2005:
Vista	8,630	11,700	20,330
Artesia	3,300	1,600	4,900
Other, including foreign exchange impact	11,966	—	11,966
Amortization expense	(8,613)	(2,962)	(11,575)

Net Book Value, December 31, 2004	$92,099	$50,110	$142,209

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

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Cash paid during the period for interest	$71	$9	$81	$17
Cash paid during the period for taxes	$2,418	$399	$4,748	$4,599

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$17,227
2006	21,073
2007	19,181
2008	17,338
2009	17,285
Thereafter	31,692

$123,796

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario in an effort to consolidate its existing Waterloo facilities. In October 2004, based on a need for additional space beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor to the building. The company currently does not expect to further expand the scope of this project. The initial cost of this project is estimated to be approximately $12 million. The Company intends to finance this investment through its working capital.

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Open Text will acquire authority for the management of IXOS and will offer to purchase the remaining 2.2 million common shares of IXOS that it does not already hold for a cash purchase price of Euro 9.38 per share. Pursuant to the Domination Agreement, the Company will also guarantee a payment by IXOS to the other shareholders of IXOS of annual compensation of EURO 0.42 per share. At a meeting of the shareholders of IXOS on January 14, 2005, the shareholders of IXOS approved the Domination Agreement. The Company will now commence the process of registering the Agreement under German laws. The Domination Agreement will not be effective until registration under German laws is completed.

Pursuant to an Agreement of Control dated November 4, 2003 between 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, and Gauss Interprise AG (“Gauss”), Ontario has offered to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share. As of December 31, 2004 there were 662,241 Gauss shares not owned by Open Text. The costs for these shares will be EURO 701,975, if the remaining shareholders agree to sell at this price. The original acceptance period had been two months after the signing of the Agreement of Control. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the consideration, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario to purchase the remaining outstanding shares of Gauss at a price of EURO 1.06 per Gauss share commenced. Again, the acceptance period has been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Agreement of Control and on the delisting is currently subject to a court

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

procedure in which certain shareholders of Gauss claim that the resolution of shareholders of December 23, 2003 respecting the Agreement of Control and the delisting is null and void. A judgment on the validity of the Agreement of Control and the delisting is expected by February 2005 at the earliest.

The Company does not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

The Company typically agrees in its sales contracts to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims, defend lawsuits or otherwise under these indemnification agreements and no material claims were outstanding as of December 31, 2004.

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these ordinary-course legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 14 - ACQUISITIONS

Artesia

On August 19, 2004, Open Text entered into an agreement to acquire 100% of the voting and equity interests in Artesia Technologies, Inc. (“Artesia”) of Rockville MD., a privately owned company. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

This acquisition expands Open Text’s media integration and management capabilities as part of its Enterprise Content Management (ECM) suite, and provides a platform from which Open Text can address the content management needs of media and marketing professionals worldwide.

Consideration for this acquisition consisted of $5.8 million in cash, of which $3.2 million was paid at closing, $2.6 million was paid into escrow, as provided for in the share purchase agreement.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on the preliminary report prepared by an independent valuator whose services were retained by the Company in this regard. The work of the independent valuator is not yet finalized. These estimates may differ from the final purchase price allocation and these differences may be material.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current Assets	$2,165
Long-term assets	2,331
Customer assets	1,600
Technology assets	3,300
Goodwill	2,670

Total assets acquired	12,066
Total liabilities assumed	(6,236)

Net assets acquired	$5,830

The customer assets of $1.6 million have then assigned a life of 5 years. The technology assets of $3.3 million have been assigned useful lives of three to five years. The useful lives so assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and these changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $1.8 million. The liabilities related to severance charges, costs associated with completing this transaction, and costs relating to facilities. As part of the purchase price equation the Company recorded a fair value adjustment relating to the carrying value of Artesia’s deferred maintenance revenue which approximated 10% of that carrying value.

A director of the Company received $112,000 in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Vista

On August 31, 2004, Open Text entered into a business combination agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

Vista is a technology that captures and stores business critical information from Enterprise Resource Planning (“ERP”) applications. This acquisition expands Open Text’s integration and report management capabilities as part of its ECM suite, and provides a platform from which Open Text can address report content found in ERP applications, and business intelligence software.

Consideration for this acquisition consisted of $23.7 million in cash, of which $21.7 million was paid at closing and $2.0 million is held in escrow until November 30, 2005, as provided for in the purchase agreement.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on the preliminary report prepared by an independent valuator whose services were retained by the Company in this regard. The work of the independent valuator is not yet finalized. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current Assets	$263
Long-term assets	63
Customer assets	11,700
Technology assets	8,630
Goodwill	7,951

Total assets acquired	28,607
Total liabilities assumed	(4,917)

Net assets acquired	$23,690

The customer assets of $11.7 million and the technology assets of $8.6 million have been assigned useful lives of 5 years. The useful lives so assigned represent management’s preliminary estimates and expects that changes may occur from these preliminary estimates and changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $480,000. The liabilities relate to costs associated with completing this transaction. As part of the purchase price equation the Company recorded a fair value adjustment relating to the carrying value of Vista’s deferred maintenance revenue which approximated 26% of that carrying value.

A director of the Company received $126,000 in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

IXOS

Additionally, the Company increased its ownership of IXOS to approximately 91% during the three months ended December 31, 2004. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held approximately 89% of the outstanding shares of IXOS. A total consideration of $3.5 million was paid for the three months ended December 31, 2004 and of $4.3 million was paid for the six months ended December 31, 2004. The fair value increments, as at November 30, 2004, of the assets purchased and liabilities assumed in connection with the IXOS acquisition were analyzed. Based on this analysis the Company stepped up its share of the fair value increments of the assets acquired and the liabilities assumed to the extent of the increased ownership of IXOS. The existing minority interest in IXOS was reduced to reflect the lower minority interest ownership in IXOS.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

NOTE 15 - PROVISION FOR RESTRUCTURING

In the three months ended March 31, 2004 the Company recorded a restructuring charge of approximately $10 million. The charge consisted primarily of costs associated with a workforce reduction and excess facilities associated with the integration of the IXOS acquisition. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumption and estimates. As part of this evaluation a number of decisions were made regarding actions still to take place as contemplated under the original plan and these decisions necessitated an adjustment to the Company’s original restructuring accrual. Based on the above analysis, the Company recorded a recovery of its restructuring charge during the three months ended December 31, 2004 of $1.4 million representing primarily reductions in estimated employee termination costs.

The activity of the Company’s restructuring charge is as follows since the beginning of the current fiscal year:

	As of June 30, 2004	Usage	Recovery of Accrual	As of December 31, 2004
Employee severance	$3,290	$(1,404)	$(1,323)	$563
Facility costs	2,628	(290)	(126)	2,212

	$5,918	$(1,694)	$(1,449)	$2,775

NOTE 16 - SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with US GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Balance Sheets

	As of December 31, 2004	As of June 30, 2004
Total assets in accordance with US GAAP	$680,390	$668,655
Goodwill (a)	9,092	9,092

Total assets in accordance with Canadian GAAP	$689,482	$677,747

Total shareholders’ equity in accordance with US GAAP	$454,628	$433,005
Goodwill (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	$463,720	$442,097

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

Condensed Consolidated Statement of Operations

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net Income in accordance with US GAAP	$10,970	$9,984
ESPP compensation (b)	435	869
Stock option compensation (c)	504	1,416

Net Income in accordance with Canadian GAAP	$10,031	$7,699

(a) Goodwill

Under US GAAP, any portion of the purchase price allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP, such amounts were included in the amount recognized as goodwill as they cannot be expensed and did not meet the criterion to be separately classified as intangible assets.

(b) ESPP

The Company currently offers it employees the opportunity to buy its Common Shares at a purchase price that is computed as the lesser of :

•	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the first business day of the purchase period, and

•	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period.

The ESPP qualifies as non-compensatory plans under APB 25 and as such no compensation cost is recognized in relation to the discount offered to employees for purchases made under the ESPP.

In January 2002, the Canadian Accounting Standards Board (“AcSB”) issued CICA Section 3870 “Stock-Based Compensation and Other Stock-Based Payments Section 3870”. Section 3870 came into effect for fiscal years beginning on or after January 1, 2002. In December 2003, the AcSB amended Section 3870 to require that all enterprises expense stock-based compensation. For public companies this rule is effective for fiscal years beginning on or after January 1, 2004.

The terms of the ESPP result in it being treated as a compensatory plan under Section 3870 and as such compensation expense is recognized under the fair value method.

During the three and six months ended December 31, 2004 the Company recorded compensation expense of $435,000 and $869,000 respectively in relation to the ESPP.

(c) Stock option compensation costs

In accordance with the amendments to Section 3870 the Company, for Canadian GAAP purposes only, has adopted the policy retroactively without restatement and has begun expensing the fair value of options granted to

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months ended on December 31, 2004

(unaudited)

(Tabular dollar amounts in thousands of US Dollars, except per share data)

employees on or after July 1, 2002. The Company has calculated and recorded a charge to opening retained earnings in the amount of $2.9 million, representing the expense for the 2003 and 2004 fiscal years with a corresponding increase in share capital.

During the three and six months ended December 31, 2004 the Company recorded compensation expense of $504,000 and $1,416,000 respectively for stock options granted to employees on or after July 1, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2004.

OVERVIEW

Business

Open Text™ ( “the Company”) is a leader in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information in global organizations. Throughout its history, Open Text has matched its tradition of innovation with a track record of financial strength and growth. Today, the Company supports approximately 17 million seats across 13,000 deployments in 67 countries and 12 languages worldwide.

Open Text’s flagship product, Livelink®, seamlessly combines collaboration with content management, helping organizations transform information into knowledge to provide the foundation for innovation, compliance and accelerated growth. Fully Web-based with open architecture, Livelink® provides rapid deployment, accelerated adoption, and low cost of ownership. Livelink® Product Packages combine content lifecycle management, virtual team collaboration, online meetings, business process automation, and enterprise group scheduling and search services into scalable solutions that are easily customized and extended. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises.

The Company offers its solutions both as end-user stand-alone products and as fully integrated packages, which together provide a complete solution that is easily incorporated into existing enterprise business systems. Although most of the Company’s technology is proprietary in nature, the Company does include certain third party software in its products.

Future revenue is anticipated from a combination of organic growth and potential acquisitions. With Livelink®, Open Text’s strengths have historically been in the area of collaboration, while the recent acquisition of IXOS provides a comprehensive archiving capability. By managing substantially all types of business content, from initial creation to final archive, the combined product offerings have created an end-to-end content management lifecycle solution.

Broad and integrated Open Text platform provide

•	Robust collaboration solutions;

•	A broad and flexible Web Content Management portfolio;

•	Content archiving and e-mail management integration;

•	Document management and business process management technology for all customer environments;

•	A proven enterprise-strength infrastructure that allows organizations to manage large volumes of records and documents;

•	Compliance-ready solutions for emails and other records; and

•	Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) document lifecycles.

By delivering a one-stop solution for an organization’s evolving ECM requirements, Open Text’s technologies will enable customers to lower overall cost of ownership and improve return on investment, without investing in the implementation of a number of different solutions from different vendors.

Results of Operations

The Company’s total revenues increased 86% from $61.7 million in the three months ended December 31, 2003 to $114.7 million for the three months ended December 31, 2004 and increased by 89% from $105.9 million in the six months ended December 31, 2003 to $200.3 million for the six months ended December 31, 2004.

The Company’s overall results were strong in all the major product lines and across geographic areas. The Company saw benefits both in terms of the successful IXOS integration and the reduction in costs as a result of economies of scale.

The increase in revenues is primarily due to the Company’s ability to successfully offer a comprehensive suite of ECM products, which has been substantially enhanced by IXOS integration. IXOS has been fully integrated and the management, sales, marketing, services and product development teams of both organizations have been combined. As the Company continues to integrate, various acquisitions, the ability to provide meaningful segmentation of the revenues relating to each of the acquisitions diminished.

The Company continues to see no material change in the Information Technology environment and believes that the purchasing patterns of its customers will have a positive impact as automate their regulatory and compliance requirements in response to the heightened (regulatory and compliance standards) mandated by legislation such as the Sarbanes Oxley Act of 2002.

The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenue for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future periods.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
License	37.2%	45.2%	33.2%	42.3%
Customer support	38.8%	35.6%	42.6%	39.1%
Service	24.0%	19.2%	24.2%	18.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
License	2.7%	4.1%	2.6%	3.6%
Customer support	7.0%	6.6%	7.8%	6.8%
Service	19.7%	14.8%	19.6%	15.4%

Total cost of revenues	29.4%	25.5%	30.0%	25.9%

Gross profit	70.6%	74.5%	70.1%	74.1%

Operating expenses:	55.4%	59.1%	61.6%	60.5%

Income from operations	15.3%	15.4%	8.5%	13.7%

Other (expense)	-1.5%	1.4%	-1.3%	0.5%

Interest income	0.3%	0.3%	0.3%	0.4%

Income before income taxes	14.1%	17.2%	7.5%	14.5%

In addition, the Company’s cash and cash equivalents as of December 31, 2004, were $102.2 million as compared with $157.0 million as of June 30, 2004. Cash flow from operations for the three months ended December 31, 2004 totaled $11.7 million as compared with $5.2 million for the three months ended December 31, 2003. The Company continues to have no debt.

The Company’s Day’s Sales Outstanding (“DSO”) increased to 63 days as of December 31, 2004, compared with 58 days as of December 31, 2003. This increase is primarily due to the impact of the IXOS acquisition which caused a substantial increase in the Company’s DSO. However, on a sequential basis DSO has decreased from 70 days, as of September 30, 2004. The Company expects that over time DSO will trend towards the lower historical levels.

Cumulative translation adjustment (“CTA”)

The Company records the foreign currency translation impact resulting from the consolidation of subsidiaries where the functional currency is a currency other than the US Dollar into its CTA account which is a separate component of shareholder’s equity. Due primarily to the strengthening of the Euro against the US Dollar during the quarter ended December 31, 2004, the Company recorded an increase in its CTA account of $35.8 million. This increase was largely attributable to the translation impacts relating to the Company’s intangible assets relating to recent European acquisitions which are denominated in Euros.

Acquisitions

On August 19, 2004, Open Text entered into a asset purchase agreement to acquire 100% of the voting and equity interests in Artesia Technologies, Inc. (“Artesia”) of Rockville MD., a privately owned company for cash consideration of $5.8 million. Artesia designs and distributes Digital Asset Management software. It has a customer list of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. This transaction was accounted for as a business combination and was effective August 31, 2004.

On August 31, 2004, Open Text entered into a business combination agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc (“Quest”) for cash consideration of $23.7 million. As part of this transaction certain Quest employees that developed, sold and supported Vista have become part of the Open Text organization. This transaction was an effective September 16, 2004.

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Open Text will acquire authority for the management of IXOS and will offer to purchase the remaining 2.2 million common shares of IXOS that it does not already hold for a cash purchase price of EURO 9.38 per share. Pursuant to the Domination Agreement, the Company will also guarantee an annual payment by IXOS to the other shareholders of IXOS of annual compensation of EURO 0.42 per share. At a meeting of the shareholders of IXOS, on January 14, 2005, the shareholders of IXOS approved the Domination Agreement. The Company must now commence the process of registering of the Domination Agreement under applicable German laws in order to make this agreement effective.

Additionally, the Company increased its ownership of IXOS to approximately 91% during the three months ended December 31, 2004. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held approximately 89% of the outstanding shares of IXOS. A total consideration of $3.5 million was paid for the three months ended December 31, 2004 and of $4.3 million was paid for the six months ended December 31, 2004.

The Company did not enter into any business combination arrangements during the three months ended December 31, 2004.

The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

Shareholders Rights Plan

On November 1,2004, subject to regulatory and share holder approval, the Board of Directors of Open Text had authorized adoption of A Shareholders Rights Plan (the “Rights Plan”) pursuant to a Shareholder Rights Plan Agreement dated as of November 1, 2004 between the Company and Computershare Trust Company of Canada (the “Rights Agent”). The Rights Plan was approved by the shareholders of the Company at the annual and special meeting of shareholders held on December 9, 2004. The Rights Plan was adopted by the Board of Directors to ensure the fair treatment of shareholders in connection with any take-over offer for the Company, and to provide the Board of Directors and shareholders with additional time to fully consider any unsolicited take-over bid. The Rights Plan also provides the Board of Directors more time to pursue, if appropriate, other alternatives. The Rights Plan took effect as of November 1, 2004, and will have an initial term of three years.

2004 Stock Option Plan and 2004 Employee Share Purchase Plan

The 2004 Stock Option Plan (the “Stock Option Plan”) and the 2004 Employee Share Purchase Plan (the “ESPP”) were approved by the shareholders of the Company at the annual and special meeting of shareholders held on December 9, 2004. The maximum number of Common Shares issuable under the Stock Option Plan is 1.6 million Common Shares and 1 million Common Share can be issued under the ESPP. The aggregate number of Common Shares available under the two plans represents less than 5 % of the outstanding Common Shares of the Company on a fully diluted basis.

Expiry of Warrants

The warrants issued by the Company in connection with its acquisition of IXOS expire on March 11, 2005. Warrants that are not exercised prior to the expiry time will be void and of no effect and the holder’s right to acquire Common Shares thereunder shall cease and terminate. Approximately 2.4 million warrants are outstanding as of February 7th, 2005. Each whole warrant is exercisable to purchase one Open Text Common Share at any time prior to the expiry time at a strike price of U.S.$20.75 per share.

Industry Developments

The recent acquisitions by Open Text are part of the overall consolidation taking place in the ECM industry. Vendors in the ECM sector are consolidating to broaden their product lines to take advantage of enterprise growth opportunities, strengthen and extend customer relationships, and achieve increased efficiencies. The opportunities are enhanced by significant increases in Enterprise Content Management growth resulting from increases in e-mail traffic, greater usage of collaboration solutions, requirements for ECM content to satisfy regulatory compliance statutes, and the need to store and retrieve content faster and more effectively. Customers seek to have a complete suite of products integrated into a single product offering to properly manage their content. “One-stop shopping”, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical. The Company’s acquisition strategy reflects its focus on providing comprehensive ECM solutions to the market. The acquisitions recently completed by the Company extend its enterprise suite of offerings. Through internal development and its acquisition strategy, Open Text has created a broad product line to offer customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATEs

The Company’s interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

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

The critical accounting policies affecting significant judgments and estimates used in the preparation of its condensed consolidated financial statements have been applied as outlined in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

RESULTS OF OPERATIONS

Revenues.

Revenue by Product

The following tables set forth the increase in total revenue by product and as a percentage of total revenue for the periods indicated:

(in thousands)	Three months ended December 31,			Six months ended December 31,
	2004	2003	Increase %	2004	2003	Increase %
License	$42,622	$27,893	53%	$66,526	$44,760	49%
Customer Support	44,542	21,928	103%	85,334	41,348	106%
Services	27,528	11,853	132%	48,428	19,751	145%

Total	$114,692	$61,674	86%	$200,288	$105,859	89%

% of Total Revenue	Three months ended December 31		Six months ended December 31
	2004	2003	2004	2003
License	37%	45%	33%	42%
Customer Support	39%	36%	43%	39%
Services	24%	19%	24%	19%

Total	100%	100%	100%	100%

License revenues increased by 53% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 49% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. The increase in license revenue in both periods presented is due to an increase in the number of new licenses as a result of increased spending by customers as they automate their regulatory and compliance requirements in response to the heightened regulatory and compliance standards that have arisen from legislation such as the Sarbanes Oxley Act of 2002. Also, there has been an increased demand for Enterprise Content Management products driven by the need for large organizations to manage their unstructured content. Additionally, the successful integration of IXOS has enhanced the Company’s ability to cross-sell Open Text and IXOS products and provide combined e-mail and Open Text record management products. Finally, a significant portion of the increase in license revenues is due to the increase in the Company’s growth due to acquisitions. During the three months ended December 31, 2004, the Company completed six license transactions that generated over $1.0 million in revenue compared with only two such transactions during the three months ended December 31, 2003. Four of these transactions were a result of the Company’s integrated product line. Correspondingly, the Company completed seven license transactions that generated over $1.0 million in revenue for the six months ended December 31, 2004 compared with four such transactions in the comparable period in the prior fiscal year.

Customer Support revenues increased by 103% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 106% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. The increase in customer support revenues is attributable to the historically strong renewal rates for maintenance contracts from existing customers, notably for its core Livelink® products, new licenses sold in the previous twelve months, and growth from acquisitions.

Service revenues increased by 132% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 145% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. The increase in service revenues relates primarily to the IXOS acquisition. Additionally, the Company is actively trying to maximize service revenue opportunities by aligning its service resources by vertical industry. The Company has also focused on delivering generic services solutions as opposed to providing unique solutions to each customer.

No single customer comprised greater than 10% of the Company’s revenue in either the three and six months ending December 31, 2003 or 2004.

Cost of revenues

The following tables set forth the increase in cost of revenues by product and as a percentage of the underlying product revenue for the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2004	2003	Increase %	2004	2003	Increase %
License	$3,051	$2,550	20%	$5,205	$3,841	36%
Customer Support	8,062	4,054	99%	15,556	7,235	115%
Services	22,585	9,126	147%	39,239	16,329	140%

Total	$33,698	$15,730	114%	$60,000	$27,405	119%

	Three months ended December 31,		Six months ended December 31,
(% of product revenue)	2004	2003	2004	2003
License	7%	9%	8%	9%
Customer Support	18%	18%	18%	17%
Services	82%	77%	81%	83%

Total	29%	26%	30%	26%

Cost of license revenues consists primarily of costs associated with the royalties payable to third parties whose software is bundled with the Company’s products, as well as product media, duplication, manuals, packaging expenses, and finders’ fees. Cost of license revenues increased by 20% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 36% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. As a percentage of license revenues, cost of license revenues remained relatively stable for the three and six months ended December 31, 2004 and 2003. The increase in cost of license revenues in absolute dollars is primarily a function of the increase in license revenues due to both organic growth and acquisitions completed during the prior period. The relative consistency in the cost of license revenues as a percentage of license revenues is due to the fact that the Company’s overall cost structure has remained relatively unchanged.

Cost of customer support revenues consists primarily of costs of technical support personnel and related costs. Cost of customer support revenues increased by 99% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 115% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. As a percentage of customer support revenues, cost of customer support revenues remained relatively stable for the three and six months ended December 31, 2004 and 2003. The increase in cost of customer support revenues in absolute dollars is primarily a function of the increase in customer support revenues due to both organic growth and acquisitions completed during the prior period.

Cost of service revenues consists primarily of costs of providing integration, customization, and training with respect to the Company’s various software products. Cost of service increased by 147% in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year and by 140% in the six month period ended December 31, 2004 compared with the same period in the prior fiscal year. As a percentage of service revenues, cost of service revenues increased in the three month period but decreased slightly in the six month periods as a result of services revenue remained relatively stable for the three and six months ended December 31, 2004 and 2003.

The increase in cost of service revenues in absolute dollar and percentage terms is primarily a function of an increase in service revenues due to both organic growth and acquisition completed during the period.

Operating Expense.

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2004	2003	Change %	2004	2003	Change %
Research and development	$15,842	$9,924	60%	$30,525	$17,955	70%
Sales and marketing	30,787	18,500	66%	56,284	32,307	74%
General and administrative	9,564	4,886	96%	21,422	8,241	160%
Depreciation	2,589	1,479	75%	4,988	2,666	87%
Amortization of acquired intangible assets	6,146	1,635	276%	11,575	2,822	310%
Provision for restructuring	(1,449)	—	N/A	(1,449)	—	N/A

Total	63,479	36,424	74%	123,345	63,991	93%

% of Total Revenue	Three months ended December 31,		Six months ended December 31, 2004,
	2004	2003	2004	2003
Research and development	14%	16%	15%	17%
Sales and marketing	27%	30%	28%	31%
General and administrative	8%	8%	11%	8%
Depreciation	2%	2%	2%	3%
Amortization of acquired intangible assets	5%	3%	6%	3%
Restructuring recovery	-1%	0%	-1%	0%

Total	55%	59%	62%	60%

Research and Development

Research and development expenses consist primarily of engineering personnel costs, contracted research and development expenses, and facilities and equipment costs. Research and development costs are expensed as incurred. The increase in research and development expenses in absolute dollars in the three months ended December 31, 2004 consisted of additional expenses related to the integration of the development organizations of Open Text and IXOS and increased spending within the Company’s core development organization. As a percentage of revenues, research and development expenses were relatively consistent over the periods indicated.

Sales and marketing

Sales and marketing expenses include the costs associated with the Company’s sales-force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. The increase in sales and marketing expenses is a result of increased employee incentive programs and commissions resulting from the higher revenues, as well as increased spending on marketing new products acquired in recent acquisitions. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended December 31, 2004 resulted primarily from a higher total revenue base, the synergies achieved through the integration of IXOS, and the Company’s restructuring efforts.

General and administrative

General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. The increase in general and administrative expenses is related primarily to the increased personnel the Company has added as a result of its acquisitions in 2004. As the size and scope of the Company’s business continues to grow, Open Text requires a more sophisticated infrastructure to support the constantly evolving needs of the business. The total number of employees of Open Text grew from, 1354 at December 31, 2003 to, 2075 at December 31, 2004. Additionally, there has been a substantial increase in spending in non-personnel areas, including consulting costs relating to compliance with the Sarbanes Oxley Act of 2002.

Depreciation

Depreciation expense increased by 75% and 87% over the three and six months ended on December 31, 2004 compared to the comparable periods in the prior fiscal year, respectively. The increase in depreciation expense is a result of additional capital assets acquired in recent acquisitions as well as additional capital expenditures by the Company’s core operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by 276% and 310% over the three and six months ended December 31, 2004 compared to the comparable periods in the prior fiscal year, respectively. Amortization of acquired intangible assets increased primarily because of core technology, purchased software and customer relationships acquired pursuant to the Company’s acquisitions.

Provision for restructuring

In the three months ended March 31, 2004 the Company recorded a restructuring charge of approximately $10 million. The charge consisted primarily of costs associated with a workforce reduction and excess facilities associated with the integration of the IXOS acquisition. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumption and estimates. As part of this evaluation a number of decisions were made regarding actions still to take place as contemplated under the original plan and these decisions necessitated an adjustment to the Company’s original restructuring accrual. Based on the above analysis, the Company recorded a reduction of its restructuring charge during the three months ended December 31, 2004 of $1.4 million representing primarily reductions in estimated employee termination costs.

Income taxes

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of December 31,2004 and June 30, 2004, the Company had total deferred tax assets of $52.3 million and $46.4 million and total deferred tax liabilities of $47.8 million and $46.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of December 31, 2004 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $147.3 million and $127.0 million was required as of December 31, 2004 and June 30, 2004, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

During the quarter ended December 31, 2004, the Company recorded a tax provision of $4.4 million compared to a tax provision of $2.9 million during the quarter ended December 31, 2003. The reason for this increase is the impact of higher earnings for the quarter ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has traditionally financed its cash needs primarily through cash generated through its operations and the issuance of the Company’s Common Shares.

As of December 31, 2004 the Company held $102.2 million in cash, a reduction of $54.8 million from June 30, 2004. The reduction in cash was primarily due to repurchases of Common Shares, payments made for acquisitions and towards the construction of the Waterloo building, and additional purchases of IXOS shares. These cash outflows were partially offset by positive cash inflows from the Company’s operating activities.

Working capital

The following table sets forth the changes in the working capital of the Company over the periods indicated:

(in thousands)	December 31, 2004	June 30, 2004	Change
Current assets:
Cash and cash equivalents	$102,174	$156,987	(54,813)
Accounts receivable	80,898	82,996	(2,098)
Income taxes recoverable	14,552	7,041	7,511
Prepaid expenses and other current assets	7,699	6,550	1,149
Deferred tax asset	11,941	18,776	(6,835)

Total current assets	217,264	272,350	(55,086)

Less : Current liabilities:
Accounts payable and accrued liabilities	76,544	94,075	(17,531)
Deferred revenues	62,849	62,661	188
Deferred tax liability	12,128	10,892	1,236

Total current liabilities	151,521	167,628	(16,107)

Working Capital	65,743	104,722	(38,979)

The decrease in working capital primarily resulted in a decrease to cash, partially offset by lower levels of accounts payable, accrued liabilities and related payables.

Net Cash provided by operating activities

Net cash provided by operating activities during the three and six months ended December 31, 2004 was $11.7 million and $16.8 million compared to $5.2 million in each of the comparable periods in the prior fiscal year. This increase over the comparable period in the prior fiscal year resulted primarily from higher net income, quicker collection of trade receivables, and lower then expected operating cash flow in the first three months of Fiscal 2004.

Net cash used in investing activities

Net cash used in investing activities was $11.4 million during the three months ended December 31, 2004 and $51.8 million for the six months ended December 31, 2004 compared to $51.1 million and $65.7 million for comparable periods in the prior fiscal year.

Net cash used in investing activities, for the three months ended December 31, 2004, of $11.4 million related primarily to $4.3 million for purchases of capital assets which included amounts expended for the new building being constructed in Waterloo, $3.4 million for business acquisition costs, and $3.5 million to the open market purchases of IXOS shares as a result of which the Company increased its ownership of IXOS to approximately 91% as of December 31, 2004. Prior to these purchases Open Text held approximately 89% of the outstanding shares of IXOS. During the corresponding period in the prior fiscal year net cash used in investing activities was $51.1 million due to significant amounts of cash being set aside in preparation for the IXOS acquisition.

Net cash used in investing activities, for the six months ended December 31, 2004, of $50.0 million related primarily to $28.7 million paid in respect of the Artesia and Vista acquisitions, $7.7 million for purchases of capital assets which included amounts expended for the new building being constructed in Waterloo, $7.1 million for business acquisition costs, and $4.3 million to the open market purchases of IXOS shares as a result of which the Company increased its ownership of IXOS to approximately 91% as at December 31, 2004. During the corresponding period in the prior fiscal year net cash used in investing activities was higher at $65.7 million due to significant amounts of cash being set aside in preparation for the IXOS acquisition.

Net cash used in financing activities

Net cash used in financing activities was $15.1 million during the three months ended December 31, 2004 and $27.3 million for the six months ended December 31, 2004 compared to a source of cash of $1.9 million and $8.6 million for comparable periods in the prior fiscal year.

Net cash used in financing activities, for the three months ended December 31, 2004, of $15.1 million related primarily to $17.8 million for purchases of Common Shares on the open market, partially offset by $1.5 million received from the sale of Common Shares under the employee stock purchase plan. During the corresponding period in the prior fiscal year financing activities provided cash of $1.9 million to the Company in the form of proceeds from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan.

Net cash used in financing activities, for the six months ended December 31, 2004, of $27.3 million related primarily to $28.8 million for purchases of Common Shares on the open market partially offset by $2.3 million received from the sale of Common Shares under the employee stock purchase plan. During the corresponding period in the prior fiscal year financing activities provided cash of $8.6 million to the Company in the form of proceeds from the sale of Common Shares related to the exercise of Company stock options and the sale of Common Shares under the employee stock purchase plan offset partially by the repayment of a short term loan.

The Company has a Cdn$10.0 million (USD$8.3 million) line of credit with a Canadian Chartered bank, under which no borrowings were outstanding at December 31, 2004. The line of credit bears interest at the prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable.

We currently anticipate that our current cash and cash equivalents will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund an expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, business or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund an expansion of our business, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$17,227
2006	21,073
2007	19,181
2008	17,338
2009	17,285
Thereafter	31,692

123,796

As discussed above the Company announced that it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Open Text will acquire authority for the management of IXOS and will offer to purchase 2.2 million common shares of IXOS which represents all outstanding common shares of IXOS that it does not already hold for a cash purchase price of Euro 9.38 per share. Pursuant to the Domination Agreement, the Company will also guarantee a payment by IXOS to the other shareholders of IXOS of annual compensation of Euro 0.42 per share. At a meeting of the shareholders of IXOS, that took place on January 14, 2005, the shareholders of IXOS provided their approval to the Domination Agreement. The Company will now commence the process of registration of the Domination Agreement under applicable German laws in order to make the Domination Agreement effective.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

Open Text entered into two business combination arrangements for the six months ended December 31, 2004, and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business or products. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the current quarter’s acquisitions, create risks such as the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-times charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

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

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. The Company is increasing its presence in the European market, especially since its acquisition of IXOS. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business abroad, compliance with foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The total number of employees of the Company has grown to approximately 2,075 as of December, 31 2004. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Open Text’s growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future. If the Company is unable to manage growth effectively, the Company’s operating results will likely suffer.

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

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent rules enacted and proposed by the Securities and Exchange Commission (“SEC”) and Nasdaq, have resulted in increased costs to us as we respond to their requirements. In particular, complying with the internal control audit requirements of Sarbanes-Oxley Section 404 is resulting in increased internal efforts and higher fees from our independent accounting firm. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs that we may incur as we implement these new and proposed rules.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 (“Auditing Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting which we are unable to rectify prior to June 30, 2005, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at December 31, 2004. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the

Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended December 31, 2004 would have been a decrease of approximately $0.4 million.

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

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the three months ended December 31, 2004. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,707	$2,592	$115
British Pound	977	624	353
Canadian Dollar	468	1,522	1,990
Swiss Franc	596	387	209

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,690	$2,574	$116
British Pound	944	660	284
Canadian Dollar	385	139	246
Swiss Franc	509	401	108

Item 4. Controls and Procedures

As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-a15 (b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting are procedure designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principals. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust have brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act. The complaint alleges failure to pay amounts owing under a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc (“Bluebird”). The claim is for $10 USD million, plus $5 USD million in punitive damages. The Company was not a party to the stock purchase agreement, but has been held to be the principal behind the transaction by the arbitrator so that if Open Text’s subsidiary Bluebird is liable, Open Text would also be liable. Bluebird and Open Text have counterclaimed against the Tilburys claiming that not only is no further amount owing for the purchase of shares, but they are entitled to a return of the money already paid to the Tilburys, based on misrepresentations at the time of sale. Bluebird has also claimed damages for breach of fiduciary duty against Harold Tilbury with respect to the lease of the Bluebird premises. The Company believes the claim made against it is without merit, and intends to defend the action vigorously. The hearing has been completed and we are awaiting a decision from the arbitrator. It is expected in the next 60 days. The arbitration process is inherently uncertain and unpredictable and accordingly there can be no assurances as to the ultimate outcome of the arbitration.

In the normal course of business the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

Item (c) : Stock Repurchases.

The following table provides details of Common Shares repurchased by the Company during the three months ended December 31, 2004.

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED DECEMBER 31, 2004

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Cumulative Number of Shares (or Units) Purchased To Date as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Available For Purchase Under the Plans or Programs
10/1/04 to 10/31/04	—	—	599,600	1,953,139
11/3/04 to 11/5/04	474,100	18.31	1,073,700	1,479,039
12/1/04 to 12/10/04	525,000	17.35	1,598,700	954,039

Total	999,100	17.80	1,598,700	954,039

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 9,2004. The following actions were voted upon at the meeting:

1. The following individuals were elected to the Company’s Board of Directors, to hold office until the next annual meeting of shareholders. The outcome of the vote was carried by a show of hands.

Name
P. Thomas Jenkins
Randy Fowlie
Peter J. Hoult
Brian J. Jackman
Carol Cog Man Gavin
Ken Olisa
Stephen J. Sadler
John Shackleton
Michael Slaunwhite

2. The shareholders approved the re-appointment of KPMG LLP as the Company’s independent auditors until the next annual meeting of shareholders and that the Company’s Board of Directors be authorized to fix the auditors’ remuneration. The outcome of the vote was carried by a show of hands.

3. The shareholders approved a resolution to approve the adoption of the 2004 Stock Option Plan and to approve the proposed maximum number of Common Shares issuable thereunder. There were 14,445,325 Common Shares voted in favour of the motion and there were 5,848,052 voted against the motion.

4. The shareholders approved a resolution to approve the adoption of the 2004 Employee Stock Purchase Plan and to approve the proposed maximum number of Common Shares issuable thereunder. There were 17,983,030 Common Shares voted in favour of the motion and there were 2,307,607 voted against the motion.

5. The shareholders approved a resolution to approve the adoption of the Shareholders Rights Plan Agreement. There were 20,197,260 Common Shares voted in favour of the motion and there were 1,489,055 voted against the motion.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Report.

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

Date: February 9, 2005

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