Form 10-Q
period 2005-03-31
OPEN TEXT CORP
filed 2005-05-06
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 5, 2005 there were 49,043,997 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share data)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$98,926	$156,987
Accounts receivable - net of allowance for doubtful accounts of $3,077 as of March 31, 2005 and $3,628 as of June 30, 2004	78,958	82,996
Income taxes recoverable	19,766	7,041
Prepaid expenses and other current assets	9,829	6,550
Deferred tax assets (note 5)	12,100	18,776

Total Current assets	219,579	272,350

Capital assets (note 4)	32,729	24,678
Goodwill (note 10)	243,899	223,752
Deferred tax assets (note 5)	31,239	27,668
Acquired intangible assets (note 11)	134,770	116,588
Other assets	3,239	3,619

	$665,455	$668,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$75,162	$94,075
Deferred revenues	79,561	62,661
Deferred tax liabilities (note 5)	9,622	10,892

Total Current liabilities	164,345	167,628

Long term liabilities:
Accrued liabilities (note 3)	29,453	21,520
Deferred revenues	437	915
Deferred tax liabilities (note 5)	33,263	35,536

Total Long term liabilities	63,153	57,971

Minority interest	6,513	10,051

Shareholders’ equity:
Share capital 49,040,997 and 51,054,786 Common Shares issued and outstanding at March 31, 2005, and June 30, 2004, respectively	414,207	427,015
Warrants issued	—	22,705
Additional paid-in capital (note 9)	22,341	—
Accumulated other comprehensive income:
Cumulative translation adjustment	24,417	1,814
Accumulated deficit (note 7)	(29,521)	(18,529)

Total Shareholders’ equity	431,444	433,005

	$665,455	$668,655

Subsequent Events (note 16)

Commitments and Contingencies (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of US dollars, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues:
License	$33,033	$34,534	$99,559	$79,294
Customer support	46,902	28,578	132,236	69,926
Service	25,232	17,103	73,660	36,854

Total Revenues	105,167	80,215	305,455	186,074
Cost of revenues:
License	2,970	2,610	8,175	6,451
Customer support	9,010	5,608	24,566	12,843
Service	20,782	11,992	60,021	28,321

Total Cost of revenues	32,762	20,210	92,762	47,615

Gross profit	72,405	60,005	212,693	138,459
Operating expenses:
Research and development	18,253	10,529	48,778	28,484
Sales and marketing	28,296	23,234	84,580	55,541
General and administrative	10,068	6,841	31,490	15,082
Depreciation	3,044	1,808	8,032	4,474
Amortization of acquired intangible assets	6,424	3,062	17,999	5,884
Provision for (recovery of) restructuring charges	(275)	10,005	(1,724)	10,005

Total Operating expenses	65,810	55,479	189,155	119,470

Income from operations	6,595	4,526	23,538	18,989
Other income (expense)	(1,215)	817	(3,839)	1,305
Interest income	454	517	1,059	954

Income before income taxes	5,834	5,860	20,758	21,248
Provision for income taxes	1,449	1,556	5,479	5,897

Income before minority interest	4,385	4,304	15,279	15,351
Minority interest	(957)	1,025	(47)	1,025

Net income for the period	$5,342	$3,279	$15,326	$14,326

Basic earnings per share (note 8)	$0.11	$0.07	$0.30	$0.35

Diluted earnings per share (note 8)	$0.10	$0.07	$0.29	$0.32

Weighted average number of Common Shares outstanding
Basic	49,547	43,988	50,413	41,385

Diluted	51,733	47,777	52,754	44,649

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of US Dollars)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Deficit, beginning of period	$(24,022)	$(30,780)	$(18,529)	$(41,827)
Repurchase of Common Shares (note 7)	(10,841)	—	(26,318)	—
Net income	5,342	3,279	15,326	14,326

Deficit, end of period	$(29,521)	$(27,501)	$(29,521)	$(27,501)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US Dollars)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income for the period	$5,342	$3,279	$15,326	$14,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,468	4,870	26,031	10,358
Provision for (recovery of) non-cash restructuring charges	(275)	10,005	(1,724)	10,005
Undistributed earnings related to minority interest	(957)	1,025	(47)	1,025
Deferred income taxes	4,464	(2,494)	7,690	(2,394)
Other	572	(970)	1,362	(2,470)
Changes in operating assets and liabilities, net of assets acquired in business acquisitions:
Accounts receivable	6,573	(3,799)	10,034	(3,828)
Prepaid expenses and other current assets	(1,732)	(559)	(2,637)	(328)
Income taxes	(4,564)	(1,249)	(11,255)	(1,249)
Accounts payable and accrued liabilities	(6,903)	(1,889)	(8,735)	(5,946)
Deferred revenue	17,932	7,176	10,701	1,136

Net cash provided by operating activities	29,920	15,395	46,746	20,635

Cash flows used in investing activities:
Acquisitions of capital assets	(4,910)	(1,530)	(12,581)	(3,472)
Purchase of Optura, net of cash acquired	(3,345)	—	(3,345)	—
Purchase of Vista, net of cash acquired	—	—	(23,690)	—
Purchase of Artesia, net of cash acquired	—	—	(5,057)	—
Purchase of Gauss Interprise AG, net of cash acquired	(66)	—	(1,045)	(9,764)
Purchase of SER, net of cash acquired	—	—	(861)	(3,403)
Purchase of IXOS, net of cash acquired	(3,478)	24,637	(7,753)	24,637
Other acquisitions	—	(38)	(333)	(1,987)
Cash restricted for acquisitions	—	46,837	—	—
Business acquisition costs	(1,054)	(4,841)	(8,228)	(6,642)
Other	—	(281)	—	(281)

Net cash provided by (used in) investing activities	(12,853)	64,784	(62,893)	(912)

Cash flows from financing activities:
Payments of obligations under capital leases	—	(74)	(48)	(224)
Proceeds from issuance of Common Shares	1,598	6,938	4,667	16,325
Proceeds from exercise of Warrants (note 9)	45	1,120	770	1,120
Repurchase of Common Shares (note 7)	(18,950)	—	(47,792)	—
Repayment of short-term bank loan	—	—	(2,189)	—
Other	—	(56)	—	(724)

Net cash provided by (used in) financing activities	(17,307)	7,928	(44,592)	16,497

Foreign exchange gain (loss) on cash held in foreign currencies	(3,008)	(184)	2,678	570
Increase (decrease) in cash and cash equivalents during the period	(3,248)	87,923	(58,061)	36,790
Cash and cash equivalents at beginning of period	102,174	65,421	156,987	116,554

Cash and cash equivalents at end of period	$98,926	$153,344	$98,926	$153,344

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months ended on March 31, 2005

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

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2005. Certain comparative figures have been adjusted to conform with current period presentation .

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

Comprehensive net income

Comprehensive net income is comprised of net income and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the US Dollar. The Company’s total comprehensive net income was as follows:

	Three months Ended March 31,		Nine months Ended March 31,
	2005	2004	2005	2004
Other comprehensive net income:
Foreign currency translation adjustment	$(13,238)	$(922)	$22,603	$1,329
Net income for the period	5,342	3,279	15,326	14,326

Comprehensive net income for the period	$(7,896)	$2,357	$37,929	$15,655

Employee stock option and share purchase plans

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was included in net income as reported for the three and nine months ended March 31, 2005 and 2004.

The Company currently offers its employees the opportunity to buy its Common Shares, through its Employee Share Purchase Plan (“ESPP”), at a purchase price that is computed as the lesser of:

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

Had compensation expense for the Company’s stock-based compensation plans and its ESPP been determined using the fair value approach set forth in FAS 123, the Company’s net income and net income per share for the three and nine months would have been in accordance with the pro forma amounts indicated below:

	Three months Ended March 31,		Nine months Ended March 31,
	2005	2004	2005	2004
Net income
As reported	$5,342	$3,279	$15,326	$14,326
Stock-based compensation	1,716	510	4,125	3,896

Pro forma	$3,626	$2,769	$11,201	$10,431

Earnings per share - basic
As reported	$0.11	$0.07	$0.30	$0.35
Pro forma	$0.07	$0.06	$0.22	$0.25

Earnings per share - diluted
As reported	$0.10	$0.07	$0.29	$0.32
Pro forma	$0.07	$0.06	$0.21	$0.23

The fair value of stock-based compensation calculated above is net of the tax benefit available to the Company for the exercise of options and sale of its shares by its U.S. employees.

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and the participant’s rights under the ESPP on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the expected stock price volatility. As a result, the Company doesn’t believe the existing models necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company uses projected data for expected volatility and estimates the expected life of its stock options based upon historical data. The fair value of stock options granted in the periods presented was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Three and Nine months Ended March 31,
	2005	2004
Volatility	60%	60%
Risk-free interest rate	3.5%	3.5%
Expected life (in years)	3.5	3.5
Dividend yield	0%	0%

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Share-based compensation

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“FAS 123R”). The new Statement is effective for fiscal years beginning on or after June 15, 2005. FAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and requires that such transactions be accounted for using a fair-value based method. As required by FAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments, and also the impact of other aspects of FAS 123R, including transitional adoption alternatives.

The impact of applying one of the fair-value based methods of accounting for stock options, the Black Scholes method, over the periods presented is disclosed under Note 1, “Basis of Presentation”.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2005	As of June 30, 2004
Accounts payable - trade	$13,724	$18,050
Accrued salaries and commissions	21,953	20,931
Accrued liabilities	31,767	32,106
Amounts payable in respect of restructuring	1,022	5,918
Amounts payable in respect of acquisitions	6,696	14,881
Short term loan	—	2,189

	$75,162	$94,075

Long term liabilities

	As of March 31, 2005	As of June 30, 2004
Pension liabilities	$368	$1,452
Amounts payable in respect of restructuring	1,067	—
Amounts payable in respect of acquisitions	22,527	16,159
Other accrued liabilities	352	—
Asset retirement obligations	5,139	3,909

	$29,453	$21,520

Pension liabilities

IXOS Software AG (“IXOS”), in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its Executive Board . The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short term investments as of March 31, 2005 was $2.3 million, while the fair value of the pension obligation as of March 31, 2005 was $2.6 million.

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities both in connection with its fiscal 2004 restructuring, as well as with a number of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been presented using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between several months to 18 years. To the extent that the amount accrued is in excess of the estimated ultimate obligation, goodwill recognized on the acquisition will be reduced.

The Company has also accrued for costs relating to employee terminations which include a reduction of IXOS’s workforce. The Company expects that the costs related to these accruals will be substantively paid by the end of the current fiscal year.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the nine month period ended March 31, 2005.

	Balance June 30, 2004	Additions	Usage/Foreign Exchange Adjustments	Adjustments to Goodwill	Balance March 31, 2005
IXOS
Employee termination costs	$7,438	$—	$(4,806)	$(1,995)	$637
Excess facilities	23,839	—	(797)	(17)	23,025
Transaction-related costs	3,438	—	(1,376)	315	2,377

	34,715	—	(6,979)	(1,697)	26,039
Gauss
Employee termination costs	214	—	(214)	—	—
Excess facilities	498	—	(434)	284	348
Transaction-related costs	—	500	(137)	—	363

	712	500	(785)	284	711
Domea
Transaction-related costs	15	25	(29)	—	11

	15	25	(29)	—	11
Corechange
Excess facilities	551	—	(434)	(117)	—
Transaction-related costs	125	—	(25)	(100)	—

	676	—	(459)	(217)	—
Eloquent
Transaction-related costs	500	—	(13)	—	487

	500	—	(13)	—	487
Centrinity
Excess facilities	5,483	—	(1,399)	—	4,084
Transaction-related costs	500	—	34	(228)	306

	5,983	—	(1,365)	(228)	4,390
Artesia
Employee termination costs	—	270	—	(240)	30
Excess facilities	—	1,115	(50)	(248)	817
Transaction-related costs	—	380	(294)	—	86

	—	1,765	(344)	(488)	933
Vista
Transaction-related costs	—	480	(359)	—	121

	—	480	(359)	—	121
Optura
Employee termination costs	—	100	—	—	100
Excess facilities	—	138	—	—	138
Transaction-related costs	—	206	(10)	—	196

	—	444	(10)	—	434

Totals
Employee termination costs	7,652	370	(5,020)	(2,235)	767
Excess facilities	30,371	1,253	(3,114)	(98)	28,412
Transaction-related costs	4,578	1,591	(2,209)	(13)	3,947

	$42,601	$3,214	$(10,343)	$(2,346)	$33,126

Note:	Transaction-related costs include amounts provided for certain pre-acquisition contingencies. Of the $33.1 million of acquisition accruals presented above approximately $6.7 million is due within the next 12 months. Of the remainder, $3.9 million represents asset retirement obligations relating to the IXOS acquisition and the balance of $22.5 million relates to long term liabilities.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At March 31, 2005, the present value of this obligation was $5.1 million with an undiscounted value of $7.5 million. These leases were primarily assumed in connection with the IXOS acquisition.

NOTE 4 - CAPITAL ASSETS

	As of March 31, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,576	$7,023	$3,553
Office equipment	3,179	1,622	1,557
Computer hardware	46,847	37,306	9,541
Computer software	13,862	8,472	5,390
Leasehold improvements	10,905	3,916	6,989
Building	5,699	—	5,699

	$91,068	$58,339	$32,729

	As of June 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,615	$5,639	$2,976
Office equipment	3,259	1,550	1,709
Computer hardware	39,249	31,267	7,982
Computer software	11,551	6,908	4,643
Leasehold improvements	9,748	2,565	7,183
Building	185	—	185

	$72,607	$47,929	$24,678

The cost of the building relates to the Company’s construction of a building in Waterloo, Ontario. Construction of the building is currently in progress and therefore depreciation has not yet commenced.

NOTE 5 - INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2005 and June 30, 2004, the Company had total net deferred tax assets of $43.3 million and $46.4 million respectively, and total deferred tax liabilities of $42.9 million and $46.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences and net operating loss carry forwards. The deferred tax assets as of March 31, 2005 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $129.0 million and $127.0 million was required as of March 31, 2005 and June 30, 2004, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

Gauss Interprise AG, in which the Company acquired a controlling interest in October 2003, had approximately $201.8 million of net operating loss carry forwards as of March 31, 2005. Currently, no net deferred tax assets have been recorded in the purchase price allocation related to these operating loss carry forwards since it is currently considered to be unlikely that the Company will be able to utilize any of the these net operating loss carry forwards. The gross deferred tax asset related to these loss carry forwards is approximately $73.3 million and is fully offset by a valuation allowance. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to Gauss in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

IXOS had approximately $127.4 million of net operating loss carry forwards and net other future deductions as of March 31, 2005. Currently, net deferred tax assets of $4.6 million have been recorded related to these operating loss carry forwards and net other future deductions, since it is currently considered to be unlikely that the Company will be able to utilize most of these net operating loss carryforwards outside of Germany. The gross deferred tax asset related to these loss carry forwards is approximately $35.6 million and is partially offset by a valuation allowance. The Company will continue to review and evaluate these net operating loss carryforwards. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

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

Contribution margin from operating segments does not include amortization of intangible assets, depreciation, provision for (recovery of) restructuring charges, interest, other income (expense) and provision for income taxes. Goodwill and other intangible assets have been included in segment assets.

Information about reported segments is as follows:

	North America	Europe	Other	Total
Three months ended March 31, 2005

Revenue from external customers	$43,636	$53,983	$7,548	$105,167
Operating costs	32,549	52,150	4,680	89,379

Contribution margin	$11,087	$1,833	$2,868	$15,788

Segment assets as of March 31, 2005	$235,849	$356,301	$59,271	$651,421

Three months ended March 31, 2004

Revenue from external customers	$35,846	$37,681	$6,688	$80,215
Operating costs	26,912	29,264	4,638	60,814

Contribution margin	$8,934	$8,417	$2,050	$19,401

Segment assets as of March 31, 2004	$228,465	$268,948	$54,795	$552,208

Nine months ended March 31, 2005

Revenue from external customers	$126,341	$159,040	$20,074	$305,455
Operating costs	98,572	145,074	13,964	257,610

Contribution margin	$27,769	$13,966	$6,110	$47,845

Nine months ended March 31, 2004

Revenue from external customers	$96,901	$78,559	$10,614	$186,074
Operating costs	69,082	69,100	8,540	146,722

Contribution margin	$27,819	$9,459	$2,074	$39,352

A reconciliation of the totals reported for the operating segments to the applicable line items in the unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,
	2005	2004
Total contribution margin from operating segments above	$15,788	$19,401
Amortization and depreciation	9,468	4,870
Provision for (recovery of) restructuring charges	(275)	10,005

Total operating income	6,595	4,526
Interest, other income, taxes and minority interest	(1,253)	(1,247)

Net income	$5,342	$3,279

	Nine months ended March 31,
	2005	2004
Total contribution margin from operating segments above	$47,845	$39,352
Amortization and depreciation	26,031	10,358
Provision for (recovery of) restructuring charges	(1,724)	10,005

Total operating income	23,538	18,989
Interest, other income, income taxes and minority interest	(8,212)	(4,663)

Net income	$15,326	$14,326

	As of March 31, 2005	As of June 30, 2004
Segment assets	$651,421	$575,222
Term Deposits	14,034	93,433

Total corporate assets	$665,455	$668,655

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the three and nine months ended March 31, 2005 and 2004 and distribution of segment assets by geographic area as of March 31, 2005 and June 30, 2004:

	Three months ended March 31,
	2005	2004
Revenues:
Canada	$5,765	$5,141
United States	37,871	30,705
United Kingdom	14,852	9,973
Germany	17,615	12,001
Rest of Europe	21,516	15,707
Other	7,548	6,688

Total revenues	$105,167	$80,215

	Nine months ended March 31,
	2005	2004
Revenues:
Canada	$15,766	$13,680
United States	110,578	83,221
United Kingdom	35,832	22,315
Germany	58,387	21,473
Rest of Europe	64,818	34,771
Other	20,074	10,614

Total revenues	$305,455	$186,074

	As of March 31, 2005	As of June 30, 2004
Segment assets:
Canada	$115,406	$98,061
United States	120,443	66,225
United Kingdom	36,185	23,198
Germany	172,550	185,107
Rest of Europe	147,566	144,578
Other	59,271	58,053

Total segment assets	$651,421	$575,222

NOTE 7 - ACCUMULATED DEFICIT

During the three months ended March 31, 2005, the Company purchased, through its stock repurchase program, 962,100 of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $19.0 million. $8.1 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $10.9 million charged to Accumulated deficit. During the nine months ended March 31, 2005, the Company purchased approximately 2.6 million of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $47.8 million. $21.5 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $26.3 million charged to Accumulated deficit.

During the three and nine months ended March 31, 2004, the Company did not repurchase any of its Common Shares.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Basic earnings per share
Net Income	$5,342	$3,279	$15,326	$14,326

Basic earnings per share	$0.11	$0.07	$0.30	$0.35

Diluted earnings per share
Net Income	$5,342	$3,279	$15,326	$14,326

Diluted earnings per share	$0.10	$0.07	$0.29	$0.32

Weighted average number of shares outstanding
Basic	49,547	43,988	50,413	41,385
Effect of dilutive securities: Stock options	2,186	3,789	2,341	3,264

Diluted	51,733	47,777	52,754	44,649

For the three and nine months ended March 31, 2005 respectively, 309,000 and 429,000 options have been excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares and consequently their inclusion would have been anti-dilutive.

NOTE 9 - SHARE CAPITAL

Expiry of Outstanding Warrants

The unexercised warrants issued by the Company in connection with the acquisition of IXOS expired on March 11, 2005, and the rights of the holders to acquire Common Shares thereunder ceased and terminated. As a result, the value of 2,376,681 unexercised expired warrants in the amount of $22.3 million has been reclassified into Additional paid-in capital within Shareholders’ equity.

Summary of Outstanding Stock Options

As of March 31, 2005, options to purchase an aggregate of 5,432,109 Common Shares were outstanding under all of the Company’s stock option plans out of an allowable pool of options totaling 24,560,506. As of March 31, 2005 there were exercisable options outstanding to purchase 3,748,875 Common Shares at an average price of $9.53.

Range of Exercise Prices	Number of Outstanding Options at March 31, 2005	Contractual Life (years)	Weighted Average Exercise Price	Number of Exercisable Options at March 31, 2005
$ 2.13 - 6.45	779,030	2.23	$4.35	779,030
6.72 - 7.41	1,020,586	3.47	6.94	1,020,586
7.50 - 11.09	1,086,750	5.70	10.43	928,000
11.31 - 14.56	896,603	6.98	13.17	584,619
15.00 - 17.99	1,231,640	7.06	16.03	282,640
18.23 - 26.24	417,500	8.60	21.72	154,000

$ 2.13 - 26.24	5,432,109	5.52	$9.53	3,748,875

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2003:

Balance, June 30, 2003	$32,301
Goodwill recorded during fiscal 2004:
IXOS	167,713
Gauss	16,965
Domea	5,058
Pallas	990
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	725

Balance, June 30, 2004	223,752
Goodwill recorded during fiscal 2005:
Vista	7,951
Artesia	1,821
Optura	2,292
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	8,083

Balance, March 31, 2005	$243,899

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net Book Value, June 30, 2003	15,563	4,954	20,517

Assets acquired during fiscal 2004:
IXOS	60,758	32,913	93,671
Gauss	5,500	4,200	9,700
Domea	1,700	1,800	3,500
Other, including foreign exchange impact	506	—	506
Amortization expense	(7,211)	(4,095)	(11,306)

Net Book Value, June 30, 2004	76,816	39,772	116,588

Assets acquired during fiscal 2005:
Vista	8,630	11,700	20,330
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Other, including foreign exchange impact	8,796	—	8,796
Amortization expense	(13,156)	(4,688)	(17,844)

Net Book Value, March 31, 2005	$85,686	$49,084	$134,770

The weighted average amortization period for intangible assets is 5 years.

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to acquired intangible assets are made:

Years ending June 30,
2005 (fourth quarter)	$6,373
2006	24,555
2007	24,456
2008	22,636
2009	21,486

Total	$99,506

Certain of the acquired intangible asset allocations for fiscal 2005 represent management’s preliminary estimates of fair value. The Company has retained the services of an independent valuation expert to assist in this allocation. Changes may occur from these preliminary estimates with respect to the Vista, Artesia and Optura acquisitions and those changes may be material.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months Ended March 31,		Nine months Ended March 31,
	2005	2004	2005	2004
Cash paid during the period for interest	$—	$5	$79	$22
Cash received during the period for interest	$451	$492	$1,138	$983
Cash paid during the period for taxes	$789	$1,166	$5,537	$5,768

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$8,722
2006	23,299
2007	20,825
2008	19,179
2009	18,720
Thereafter	36,120

$126,865

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario with a view to consolidating its existing Waterloo facilities. In October 2004, based on a need for additional space beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor to the building. The Company currently does not expect to further expand the scope of this project. The cost of this project is estimated to be approximately $14 million. The Company intends to finance this investment through its working capital. As of March 31, 2005, approximately $5.7 million has been spent to date on this project.

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Open Text will acquire authority for the management of IXOS and will offer to purchase the remaining common shares of IXOS that it did not already hold as of December 1, 2004 for a cash purchase price of Euro 9.38 per share. Pursuant to the Domination Agreement, the Company will also guarantee a payment by IXOS to the other shareholders of IXOS of annual compensation of Euro 0.42 per share. At a meeting of the shareholders of IXOS on January 14, 2005, the shareholders of IXOS approved the Domination Agreement. The Company commenced the process of registering the Domination Agreement under German laws and applied for a delisting to the Frankfurt Stock Exchange. The delisting of the shares was granted by the Frankfurt Stock Exchange on April 12, 2005 and will be effective on July 12, 2005. Certain IXOS shareholders have filed complaints against the approval of the Domination Agreement and also against the authorization to delist. A first hearing of the court will take place in May 2005. The Domination Agreement will not be effective until registration under German laws is completed. A registration cannot be expected until a Court of First Instance has decided about the shareholder complaints.

Pursuant to an Agreement of Control dated November 4, 2003 between the Company and Gauss Interprise AG (“Gauss”), the Company has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period was two months after the signing of the Agreement of Control. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the consideration, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by the Company to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Agreement of Control and on the delisting is currently subject to a court procedure in which certain shareholders of Gauss claim that a resolution of shareholders respecting the Agreement of Control and the delisting is null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, has appealed and believes that the second instance court will overturn the judgment and rule in favor of Gauss.

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

The Harold Tilbury and Yolanda Tilbury Family Trust had brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text had counterclaimed against the Tilburys claiming that not only was no further amount owing for their purchase of shares, but that they were entitled to a return of the money already paid to the Tilburys, based on misrepresentation at the time of sale. Bluebird had also claimed damages for breach of fiduciary duty against Harold Tilbury with respect to the lease of the Bluebird premises. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million is payable to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs. The Company’s counterclaims have been dismissed and the Company is presently assessing whether an appeal is warranted. In addition, the arbitrator has awarded interest on the amounts owing, which is estimated to be $370,000, but a decision on the reimbursement of the costs to the plaintiffs has been deferred. Approximately $1.5 million of the settlement has been recorded as additional purchase consideration in goodwill under the original terms of the Bluebird share purchase agreement. All other amounts have been expensed in the Interim Financial Statements for the period ending March 31, 2005.

NOTE 14 – ACQUISITIONS

Optura

On February 11, 2005, Open Text entered into an agreement to acquire 100% of the voting and equity interests in Optura Inc. (“Optura”) of Scottsdale Arizona, a privately owned company. Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners . Optura products and services will enable Open Text customers that use a SAP-based Enterprise Resource Planning (“ERP”) system to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

Consideration for this acquisition consisted of $3.7 million in cash, of which $2.7 million was paid at closing and $1.0 million was paid into escrow, as provided for in the share purchase agreement.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Optura acquisition:

Current assets, including cash acquired of $315,000	$1,574
Long term assets	100
Customer assets	700
Technology assets	1,300
Goodwill	2,292

Total assets acquired	5,966
Total liabilities assumed	(2,306)

Net assets acquired	$3,660

The customer assets of $700,000 have been assigned a life of five years. The technology assets of $1.3 million have been assigned a useful life of five years. The useful lives assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and these changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $493,000. The liabilities related to severance charges, costs associated with completing this transaction, and costs relating to excess facilities.

A director of the Company will receive approximately $55,000 in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

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

This acquisition expands Open Text’s media integration and management capabilities as part of its Enterprise Content Management (“ECM”) suite, and provides a platform from which Open Text can address the content management needs of media and marketing professionals worldwide.

Consideration for this acquisition consisted of $5.8 million in cash, of which $3.2 million was paid at closing and $2.6 million was paid into escrow, as provided for in the share purchase agreement.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on the preliminary report prepared by an independent valuator whose services were retained by the Company in this regard. The work of the independent valuator is not yet finalized and is expected to be finalized on or before June 30, 2005. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current assets, including cash acquired of $773,000	$2,165
Long-term assets	2,751
Customer assets	1,600
Technology assets	3,300
Goodwill	1,821

Total assets acquired	11,637
Total liabilities assumed	(5,807)

Net assets acquired	$5,830

The customer assets of $1.6 million have been assigned a life of 5 years. The technology assets of $3.3 million have been assigned useful lives of three to five years. The useful lives assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and these changes may be material.

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

Vista

On August 31, 2004, Open Text entered into an agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

Vista is a technology that captures and stores business critical information from ERP applications. This acquisition expands Open Text’s integration and report management capabilities as part of its ECM suite, and provides a platform from which Open Text can address report content found in ERP applications, and business intelligence software.

Consideration for this acquisition consisted of $23.7 million in cash, of which $21.7 million was paid at closing and $2.0 million is held in escrow until November 30, 2005, as provided for in the purchase agreement.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on the preliminary report prepared by an independent valuator whose services were retained by the Company in this regard. The work of the independent valuator is not yet finalized and is expected to be finalized on or before June 30, 2005. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current assets	$263
Long-term assets	63
Customer assets	11,700
Technology assets	8,630
Goodwill	7,951

Total assets acquired	28,607
Total liabilities assumed	(4,917)

Net assets acquired	$23,690

The customer assets of $11.7 million and the technology assets of $8.6 million have been assigned useful lives of 5 years. The useful lives assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $480,000 . The liabilities relate to costs associated with completing this transaction. As part of the purchase price equation the Company recorded a fair value adjustment relating to the carrying value of Vista’s deferred maintenance revenue which approximated 26% of that carrying value.

A director of the Company received $126,000 in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

IXOS

The Company increased its ownership of IXOS to approximately 92% during the three months ended March 31, 2005. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held, as of December 31, 2004, approximately 91% of the outstanding shares of IXOS. Total consideration of $3.5 million and $7.8 million was paid for the purchase of shares during the three months and nine months ended March 31, 2005. The Company stepped up its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been reduced to reflect the appropriate lower minority interest ownership in IXOS.

DOMEA eGovernment

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for a total consideration of up to $11.4 million. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. The purchase price included contingent consideration that could be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement are to be paid in the form of 50% cash and 50% in Open Text Common Shares. The revenue targets, have been achieved and accordingly an aggregate amount of $1.6 million has been recorded in the quarter ended March 31, 2005, as due and payable to the former shareholders of DOMEA eGovernment for the cash and share consideration. Based on the share purchase agreement, the amounts of cash and share consideration shall be paid on July 1, 2005.

NOTE 15 - PROVISION FOR (RECOVERY OF) RESTRUCTURING CHARGES

In the three months ended March 31, 2004 the Company had recorded a restructuring charge of approximately $10 million. The charge consisted primarily of costs associated with a workforce reduction and excess facilities associated with the integration of the IXOS acquisition. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumption and estimates. As part of this evaluation a number of decisions were made regarding actions still to take place as contemplated under the original plan and these decisions necessitated an adjustment to the Company’s original restructuring accrual. Based on the above analyses, the Company recorded adjustments to this restructuring charge of $275,000 and $1.7 million during the three months and nine months ended March 31, 2005, respectively. These adjustments represented, primarily, reductions in estimated employee termination costs.

The activity of the Company’s provision for restructuring charges is as follows since the beginning of the current fiscal year:

	As of June 30, 2004	Usage	Adjustments	As of March 31, 2005
Employee severance	$3,290	$(1,569)	$(1,423)	$298
Facility costs	2,628	(536)	(301)	1,791

	$5,918	$(2,105)	$(1,724)	$2,089

NOTE 16 - SUBSEQUENT EVENTS

As discussed in Note 13 the Harold Tilbury and Yolanda Tilbury Family Trust had brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text had counterclaimed against the Tilburys claiming that not only was no further amount owing for their purchase of shares, but that they were entitled to a return of the money already paid to the Tilburys, based on misrepresentation at the time of sale. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million is payable to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs. The Company’s counterclaims have been dismissed and the Company is presently assessing whether an appeal is warranted. In addition, the arbitrator has awarded interest on the amounts owing, which is estimated to be $370,000, but a decision on the reimbursement of the costs to the plaintiffs has been deferred. Approximately $1.5 million of the settlement has been recorded as additional purchase consideration in goodwill under the original terms of the Bluebird share purchase agreement. All other amounts have been expensed in the Interim Financial Statements for the period ending March 31, 2005.

On May 3, 2005 the Board of Directors of the Company approved an amendment to the ESPP to reduce the discount at which shares may be purchased to 95% of the Average Market Price on the last day of the purchase period. The ESPP amendment is subject to the approval of the Toronto Stock Exchange and will not become effective until the first day of the purchase period during which FAS123R becomes effective. A copy of the amendment to the ESPP is filed as Exhibit 10.1 with this Report.

NOTE 17 - SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with US GAAP which conforms in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Balance Sheets

	As of March 31, 2005	As of June 30, 2004
Total assets in accordance with US GAAP	$665,455	$668,655
Goodwill (a)	9,092	9,092
Utilization of tax benefits of losses (d)	180	—

Total assets in accordance with Canadian GAAP	$674,727	$677,747

Total shareholders’ equity in accordance with US GAAP	$431,444	$433,005
Goodwill (a)	9,092	9,092

Total shareholders’ equity in accordance with Canadian GAAP	$440,536	$442,097

Condensed Consolidated Statement of Operations

	Three months Ended March 31, 2005	Nine months Ended March 31, 2005
Net income in accordance with US GAAP	$5,342	$15,326
ESPP compensation (b)	459	1,328
Stock option compensation (c)	617	2,032
Utilization of the tax benefits of losses (d)	—	(180)

Net Income in accordance with Canadian GAAP	$4,266	$12,146

(a) Goodwill

Under US GAAP, any portion of the purchase price for acquisitions made by the Company allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP, such amounts were included in the amount recognized as goodwill as they cannot be expensed and did not meet the criterion to be separately classified as intangible assets.

(b) ESPP

The Company currently offers its employees the opportunity to buy its Common Shares at a purchase price that is computed as the lesser of :

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

In January 2002, the Canadian Accounting Standards Board (“AcSB”) issued CICA Section 3870 “Stock-Based Compensation and Other Stock-Based Payments” (“Section 3870”). Section 3870 came into effect for fiscal years beginning on or after January 1, 2002. In March 2003, the AcSB amended Section 3870 to require that all enterprises expense stock-based compensation. For public companies this rule is effective for fiscal years beginning on or after January 1, 2004.

The terms of the ESPP result in it being treated as a compensatory plan under Section 3870 and as such compensation expense is recognized under the fair value method.

During the three and nine months ended March 31, 2005, the Company recorded compensation expense of $0.5 million and $1.3 million, respectively, in relation to the ESPP.

(c) Stock option compensation

In accordance with the amendments to Section 3870 the Company, for Canadian GAAP purposes only, has adopted the policy retroactively without restatement of prior periods and has commenced expensing the fair value of options granted to employees on or after July 1, 2002. The Company has calculated and recorded a charge to opening accumulated deficit in the amount of $2.9 million, representing the expense for the 2003 and 2004 fiscal years with a corresponding increase in contributed surplus.

During the three and nine months ended March 31, 2005 the Company recorded compensation expense of $0.6 million and $2.0 million, respectively, for stock options granted to employees on or after July 1, 2002.

(d) Utilization of the tax benefits of losses

Under US GAAP, Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that the tax benefit of a loss carry forward will accrue to the Cumulative translation adjustment account when the source of the benefits arises from a transaction that affects the Cumulative translation adjustment account.

Under Canadian GAAP, CICA Section 3465 “Income Taxes” requires the tax benefit of an unused tax loss, to be reported in the same manner as the related loss. The tax benefit of a loss carryforward recognized in a subsequent period would be reported in income regardless of the original source of the loss.

In the quarter ended March 31, 2005 the Company changed its internal practice relating to the settlement of its trade intercompany balances with foreign subsidiaries. The Company now intends to settle these trade intercompany balances in the foreseeable future. As result, the foreign exchange gains and losses arising from translation of these amounts have been included in the calculation of net income for the quarter ended March 31, 2005. Prior to January 1, 2005, the Company’s practice and intent was not to settle these intercompany accounts and they were considered to be of a long-term investment nature. As such, the foreign exchange gains and losses on the translation of the balances were included in the Cumulative translation adjustment account in the same manner as translation adjustments of the subsidiaries financial statements. In accordance with Canadian GAAP, the tax benefits of the foreign exchange losses attributable to such losses are required to be reported in income. The amount of such tax benefit has been recorded in the table above. Such amounts are not included in net income in accordance with US GAAP.

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

OVERVIEW

Business

Open Text™ (the “Company”) is a leader in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information in global organizations. Throughout its history, Open Text has matched its tradition of innovation with a track record of financial strength and growth. Today, the Company supports approximately 20 million seats across 13,000 deployments in 114 countries and 12 languages worldwide .

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

The Open Text platform provides:

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

Results of Operations

The Company’s total revenues increased 31% from $80.2 million in the three months ended March 31, 2004 to $105.2 million for the three months ended March 31, 2005 and increased by 64% from $186.1 million in the nine months ended March 31, 2004 to $305.5 million for the nine months ended March 31, 2005.

The Company’s results for the three months ended March 31, 2005 were impacted by several large license deals that did not close in the quarter but which continue to be negotiated. This was due to the fact that customers are electing to increase the size and mix of their ECM deployments which causes the size of the transaction to increase. This factor lengthens the customer’s decision cycle. The Company expects to close these transactions in the three months ending June 30, 2005.

The increase in revenues is primarily due to the Company’s ability to successfully offer a comprehensive suite of ECM products, which has been substantially enhanced by the IXOS integration. IXOS has been fully integrated and the management, sales, marketing, services and product development teams of both organizations have been combined. As the Company continues to integrate various acquisitions, the ability to provide meaningful segmentation of the revenues relating to each of the acquisitions has become diminished.

The Company continues to see no change in the Information Technology environment and believes that the purchasing patterns of its customers will have a positive impact on the Company as they automate their regulatory and compliance requirements in response to the heightened regulatory and compliance standards mandated by legislation such as the Sarbanes- Oxley Act of 2002. However, lengthening customer sales cycles are contributing to some sluggishness in the Information Technology environment

The following table sets forth certain condensed consolidated statement of operations data as a percentage of total revenue for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future periods.

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	%	%	%	%
Revenues:
License	31.4	43.1	32.6	42.6
Customer support	44.6	35.6	43.3	37.6
Service	24.0	21.3	24.1	19.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	2.8	3.2	2.7	3.5
Customer support	8.6	7.0	8.0	6.9
Service	19.8	15.0	19.7	15.2

Total cost of revenues	31.2	25.2	30.4	25.6

Gross profit	68.8	74.8	69.6	74.4

Operating expenses:	62.5	69.1	61.9	64.2

Income from operations	6.3	5.7	7.7	10.2

Other income (expense)	-1.2	1.0	-1.3	0.7

Interest income	0.4	0.6	0.4	0.5

Income before income taxes	5.5	7.3	6.8	11.4

In addition, the Company’s cash and cash equivalents as of March 31, 2005 were $98.9 million, as compared with $157.0 million as of June 30, 2004. Cash flow from operations for the three months ended March 31, 2005 totaled $29.9 million as compared with $15.4 million for the three months ended March 31, 2004. The Company has no debt.

The Company’s Day’s Sales Outstanding (“DSO”) decreased to 68 days as of March 31, 2005, compared with 99 days as of March 31, 2004. This higher DSO in the same period in the prior year was due to the impact of the IXOS acquisition that was consummated on March 1, 2004. The DSO is now trending, as expected, towards the Company’s lower historical levels.

Acquisitions

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

On August 31, 2004, Open Text entered into an agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”) for cash consideration of $23.7 million. As part of this transaction certain Quest employees that developed, sold and supported Vista have become part of the Open Text organization. This transaction was accounted for as a business combination and was effective September 16, 2004.

On February 11, 2005, Open Text entered into an agreement to acquire 100% of the voting and equity interests in Optura Inc. (“Optura”) of Scottsdale, Arizona, a privately owned company for cash consideration of $3.7 million. Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. This transaction was accounted for as a business combination and was effective February 12, 2005.

Additionally, the Company increased its ownership of IXOS to approximately 92% during the three months ended March 31, 2005. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held, as of December 31, 2004, approximately 91% of the outstanding shares of IXOS. Total consideration of $3.5 million was paid during the three months ended March 31, 2005 and $7.8 million was paid for the purchase of such IXOS shares during the nine months ended March 31, 2005.

On October 23, 2003, Open Text had acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for a total consideration of up to $11.4 million. The purchase price included contingent consideration that may be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. The revenue targets have been achieved and accordingly an aggregate amount of $1.6 million has been recorded in the quarter ended March 31, 2005, as due and payable to the former shareholders of DOMEA eGovernment for the cash and share consideration. Based on the share purchase agreement, the amounts of cash and share consideration shall be paid on July 1, 2005.

The Company continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

Expiry of Outstanding Warrants

The unexercised warrants issued by the Company in connection with the acquisition of IXOS expired unexercised on March 11, 2005, and the rights of the holders to acquire Common Shares thereunder ceased and terminated. As a result, the value of 2,376,681 unexercised expired warrants in the amount of $22.3 million has been reclassified into Additional paid-in capital from Warrants, both within Shareholders’ equity.

Industry Developments

The recent acquisitions by Open Text are part of the overall consolidation taking place in the ECM industry. Vendors in the ECM sector are consolidating to broaden their product lines to take advantage of enterprise growth opportunities, strengthen and extend customer relationships, and achieve increased efficiencies. The opportunities are enhanced by significant increases in ECM growth resulting from increases in e-mail traffic, greater usage of collaboration solutions, requirements for ECM content to satisfy regulatory compliance statutes, and the need to store and retrieve content faster and more effectively. Customers seek to have a complete suite of products integrated into a single product offering to properly manage their content. “One-stop shopping”, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical. The Company’s acquisition strategy reflects its focus on providing comprehensive ECM solutions to the market. Through internal development and its acquisition strategy, Open Text has created a broad product line to offer customers.

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

RESULTS OF OPERATIONS

Revenues and Cost of Revenues

Revenue by Product Line

The following tables set forth the increase in total revenue by product and as a percentage of total revenue for the periods indicated:

(in thousands)	Three months ended March 31,			Nine months ended March 31,
	2005	2004	Change %	2005	2004	Change %
License	$33,033	$34,534	(4)%	$99,559	$79,294	26%
Customer support	46,902	28,578	64%	132,236	69,926	89%
Services	25,232	17,103	48%	73,660	36,854	100%

Total	$105,167	$80,215	31%	$305,455	$186,074	64%

% of Total Revenue	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	%	%	%	%
License	31	43	33	42
Customer support	45	36	43	38
Services	24	21	24	20

Total	100	100	100	100

License revenues decreased by 4% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and increased by 26% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year. The decrease in license revenue over the same period in the prior year was primarily due to several large license deals that did not close by the end of March 31, 2005. The Company expects to conclude these deals in the quarter ending June 30, 2005. Also, there has been an increased demand for ECM products driven by the need for large organizations to manage their unstructured content. Additionally, the successful integration of IXOS has enhanced the Company’s ability to cross-sell Open Text and IXOS products and provides combined e-mail and Open Text record management products. During the three months ended March 31, 2005, the Company completed four license transactions that generated over $1.0 million in revenue compared with five such transactions during the three months ended March 31, 2004. Correspondingly, the Company completed eleven license transactions that generated over $1.0 million in revenue for the nine months ended March 31, 2005 compared with nine such transactions in the comparable period in the prior fiscal year.

Customer support revenues increased by 64% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and by 89% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year. The increase in customer support revenues is attributable to the strong renewal rates for maintenance contracts from existing customers, notably for its core Livelink® products, new licenses sold in the previous twelve months, and growth from acquisitions.

Service revenues increased by 48% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and by 100% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year. The increase in service revenues relates primarily to the IXOS acquisition. Additionally, the Company is actively trying to maximize service revenue opportunities by aligning its service resources by vertical industry. The Company has also focused on delivering generic services solutions as opposed to providing unique solutions to each customer.

No single customer comprised greater than 10% of the Company’s revenue in either the three or the nine months ending March 31, 2005 or 2004.

Cost of revenues

The following tables set forth the increase in cost of revenues by product and as a percentage of the related product revenue for the periods indicated:

(in thousands)	Three months ended March 31,			Nine months ended March 31,
	2005	2004	Change %	2005	2004	Change %
License	$2,970	$2,610	14%	$8,175	$6,451	27%
Customer Support	9,010	5,608	61%	24,566	12,843	91%
Services	20,782	11,992	73%	60,021	28,321	112%

Total	$32,762	$20,210	62%	$92,762	$47,615	95%

(% of related product revenue)	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	%	%	%	%
License	9	8	8	8
Customer Support	19	20	19	18
Services	82	70	81	77

Total	31	25	30	26

Cost of license revenues consists primarily of costs associated with the royalties payable to third parties whose software is bundled with the Company’s products, as well as product media, duplication, manuals, packaging expenses, and finders’ fees. Cost of license revenues increased by 14% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and by 27% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year. As a percentage of license revenues, cost of license revenues remained relatively stable for the three and nine months ended March 31, 2005 compared to the same periods in 2004. The increase in cost of license revenues in absolute dollars is primarily a function of the increase in license revenues due to both organic growth and acquisitions completed during the prior period. The relative consistency in the cost of license revenues as a percentage of license revenues is due to the fact that the Company’s overall cost structure has remained relatively unchanged.

Cost of customer support revenues consists primarily of costs of technical support personnel and related costs. Cost of customer support revenues increased by 61% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and by 91% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year. As a percentage of service revenues, cost of service revenues increased in the three and nine months ended March 31, 2005 compared to the same periods in 2004. The increase in cost of customer support revenues in absolute dollars is primarily a function of the increase in customer support revenues due to both organic growth and acquisitions completed during the prior period.

Cost of service revenues consists primarily of costs of providing integration, customization, and training with respect to the Company’s various software products. Cost of service increased by 73% in the three month period ended March 31, 2005 compared to the same period in the prior fiscal year and by 112% in the nine month period ended March 31, 2005 compared with the same period in the prior fiscal year.

The increase in cost of service revenues in absolute dollar and percentage terms is primarily a function of an increase in service revenues due to both organic growth and acquisition completed during the period.

Operating Expense

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(in thousands)	Three months ended March 31,			Nine months ended March 31,
	2005	2004	Change %	2005	2004	Change %
Research and development	$18,253	$10,529	73%	$48,778	$28,484	71%
Sales and marketing	28,296	23,234	22%	84,580	55,541	52%
General and administrative	10,068	6,841	47%	31,490	15,082	109%
Depreciation	3,044	1,808	68%	8,032	4,474	80%
Amortization of acquired intangible assets	6,424	3,062	110%	17,999	5,884	206%
Provision for (recovery of) restructuring charges	(275)	10,005	N/A	(1,724)	10,005	N/A

Total	$65,810	$55,479	19%	$189,155	$119,470	58%

% of Total Revenue	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
	%	%	%	%
Research and development	17	13	16	15
Sales and marketing	27	29	28	30
General and administrative	10	9	10	8
Depreciation	3	2	3	3
Amortization of acquired intangible assets	6	4	6	3
Provision for (recovery of) restructuring charges	0	12	(1)	5

Total	63	69	62	64

Research and Development

Research and development expenses consist primarily of engineering personnel costs, contracted research and development expenses, and facilities and equipment costs. Research and development costs are expensed as incurred. The increase in research and development expenses in absolute dollars and as a percentage of total revenues in the three months ended March 31, 2005 consisted of additional expenses related to the integration of the development organizations of Open Text and IXOS and increased spending within the Company’s core development organization.

Sales and marketing

Sales and marketing expenses include the costs associated with the Company’s sales-force including compensation costs, travel, and training, as well as the costs of marketing programs and initiatives. The increase in sales and marketing expenses in absolute dollars is a result of increased employee incentive programs and commissions resulting from the higher revenues, as well as increased spending on marketing new products acquired in recent acquisitions. The decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended March 31, 2005 resulted primarily from a higher total revenue base, the synergies achieved through the integration of IXOS and the Company’s restructuring efforts.

General and administrative

General and administrative expenses consist primarily of the salaries of administrative personnel and related overhead and facilities expenses. The increases in general and administrative expenses for the three and nine month periods presented are driven by the significant costs the Company is incurring relating to both external consulting and internal costs in connection with compliance with the Sarbanes-Oxley Act of 2002. Additionally, the increase in general and administrative expenses is also related to the increased personnel the Company has added as a result of its acquisitions in fiscal 2004 and 2005. As the size and scope of the Company’s business continues to grow, Open Text requires a more sophisticated infrastructure to support the constantly evolving needs of the business.

Depreciation

Depreciation expense in absolute dollars increased by 68% and 80% over the three and nine months ended March 31, 2005 compared to the comparable periods in the prior fiscal year, respectively. The increase in depreciation expense is as a percentage of revenues, relatively constant and is a result of additional capital assets acquired in recent acquisitions as well as additional capital expenditures by the Company’s core operations.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by 110% and 206% over the three and nine months ended March 31, 2005 compared to the corresponding periods in the prior fiscal year, respectively. Amortization of acquired intangible assets in both absolute dollars and as a percentage of revenue increased primarily because of core technology, purchased software and customer relationships acquired pursuant to the Company’s acquisitions.

Provision for (recovery of) restructuring charges

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million. The charge consisted primarily of costs associated with a workforce reduction and excess facilities associated with the integration of the IXOS acquisition. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates. As part of this evaluation a number of decisions were made in the three months ended December 31, 2004 and March 31, 2005 regarding actions still to take place as contemplated under the original plan and these decisions necessitated an adjustment to the Company’s original restructuring accrual. Based on the above analysis, the Company recorded a reduction of its restructuring charge during the three months ended December 31, 2004 of $1.4 million and an additional reduction of $0.3 million for the quarter ended March 31, 2005 representing primarily reductions in estimated employee termination costs.

Income taxes

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2005 and June 30, 2004, the Company had total deferred tax assets of $43.3 million and $46.4 million and total deferred tax liabilities of $42.9 million and $46.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of March 31, 2005 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $129.0 million and $127.0 million was required as of March 31, 2005 and June 30, 2004, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

During the quarter ended March 31, 2005, the Company recorded a tax provision of $1.4 million compared to a tax provision of $1.6 million during the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has traditionally financed its cash needs primarily through cash generated through its operations and the issuance of the Company’s Common Shares.

As of March 31, 2005 the Company held $98.9 million in cash and cash equivalents, a reduction of $58.1 million from June 30, 2004. The reduction in cash was primarily due to repurchases of Common Shares, payments made for acquisitions and towards the construction of the Waterloo building, and additional purchases of IXOS shares. These cash outflows were partially offset by positive cash inflows from the Company’s operating activities.

Working capital

The following table sets forth the changes in the working capital of the Company over the periods indicated:

(in thousands)	March 31, 2005	June 30, 2004	Change
Current assets:
Cash and cash equivalents	$98,926	$156,987	(58,061)
Accounts receivable	78,958	82,996	(4,038)
Income taxes recoverable	19,766	7,041	12,725
Prepaid expenses and other current assets	9,829	6,550	3,279
Deferred tax assets	12,100	18,776	(6,676)

Total current assets	219,579	272,350	(52,771)

Less : Current liabilities:
Accounts payable and accrued liabilities	75,162	94,075	(18,720)
Deferred revenues	79,561	62,661	16,900
Deferred tax liabilities	9,622	10,892	(1,270)

Total current liabilities	164,345	167,628	(3,090)

Working Capital	$55,234	$104,722	$(49,681)

The decrease in working capital primarily resulted from a decrease to cash, partially offset by lower levels of accounts payable, accrued liabilities and related payables.

Net Cash provided by operating activities

Net cash provided by operating activities during the three and nine months ended March 31, 2005 was $29.9 million and $46.7 million compared to $15.4 million and $20.6 million in each of the comparable periods in the prior fiscal year. Net cash provided by operating activities related primarily to increases in deferred revenues relating to maintenance renewals in the current quarter.

Net cash used in investing activities

Net cash used in investing activities was $12.9 million during the three months ended March 31, 2005 and $62.9 million for the nine months ended March 31, 2005 compared to a source of cash of $64.8 million and use of cash of $0.9 million for comparable periods in the prior fiscal year.

Net cash used in investing activities, for the three months ended March 31, 2005, of $12.9 million related primarily to $4.9 million for purchases of capital assets which included amounts expended for the new building being constructed in Waterloo, $1.1 million for business acquisition costs, $3.5 million for the open market purchases of IXOS shares and $3.3 million for the purchase of Optura. During the corresponding period in the prior fiscal year net cash provided by investing activities was $64.8 million due to the release of restricted cash set aside in preparation for the IXOS acquisition.

Net cash used in investing activities, for the nine months ended March 31, 2005, of $62.9 million related primarily to the $32.1 million paid, net of cash acquired, in respect of the Artesia, Vista and Optura acquisitions, $12.6 million for purchases of capital assets, which included amounts expended for the new building being constructed in Waterloo, $8.2 million for business acquisition costs, and $7.8 million for the open market purchases of IXOS shares.

Net cash used in financing activities

Net cash used in financing activities was $17.3 million during the three months ended March 31, 2005 and $44.6 million for the nine months ended March 31, 2005 compared to a source of cash of $7.9 million and $16.5 million for comparable periods in the prior fiscal year.

Net cash used in financing activities, for the three months ended March 31, 2005, of $17.3 million related primarily to $19.0 million for purchases of Common Shares on the open market, partially offset by $1.6 million received from the sale of Common Shares under the employee stock option plan and the ESPP. During the corresponding period in the prior fiscal year financing activities provided cash of $7.9 million to the Company including $6.9 million in the form of proceeds from the sale of Common Shares related to the exercise of Company stock options and the ESPP and $1.1 million from the exercise of Warrants.

Net cash used in financing activities, for the nine months ended March 31, 2005, of $44.6 million related primarily to $47.8 million for purchases of Common Shares on the open market and $2.2 million relating to the repayment of a short-term bank loan partially offset by $5.4 million received from the sale of Common Shares under the employee stock option plan and the ESPP and from the exercise of Warrants. During the corresponding period in the prior fiscal year financing activities provided cash of $16.5 million to the Company in the form of proceeds from the sale of Common Shares related to the exercise of Company stock options and the ESPP.

The Company has a Cdn$10.0 million ($8.3 million) line of credit with a Canadian Chartered bank, under which no borrowings were outstanding at March 31, 2005. The line of credit bears interest at the prime rate plus 0.5% and is secured by all of the Company’s assets, including an assignment of accounts receivable.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2005, the Company had future commitments and contractual obligations as summarized in the following table. These commitments are principally comprised of operating leases for the Company’s leased premises.

Fiscal Year
2005	$8,722
2006	23,299
2007	20,825
2008	19,179
2009	18,720
Thereafter	36,120

126,865

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario with a view to consolidating its existing Waterloo facilities. In October 2004, based on a need for additional space beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor to the building. The Company currently does not expect to further expand the scope of this project. The cost of this project is estimated to be approximately $14 million. The Company intends to finance this investment through its working capital. As of March 31, 2005, approximately $5.7 million has been spent to date on this project.

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Open Text will acquire authority for the management of IXOS and will offer to purchase the remaining common shares of IXOS that it did not already hold as of December 1, 2004 for a cash purchase price of Euro 9.38 per share. Pursuant to the Domination Agreement, the Company will also guarantee a payment by IXOS to the other shareholders of IXOS of annual compensation of Euro 0.42 per share. At a meeting of the shareholders of IXOS on January 14, 2005, the shareholders of IXOS approved the Domination Agreement. The Company commenced the process of registering the Domination Agreement under German laws and applied for a delisting to the Frankfurt Stock Exchange. The delisting of the shares was granted by the Frankfurt Stock Exchange on April 12, 2005 and will be effective on July 12, 2005.

Pursuant to an Agreement of Control dated November 4, 2003 between the Company and Gauss Interprise AG (“Gauss”), the Company has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period had been two months after the signing of the Agreement of Control. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the consideration, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss will cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by the Company to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share commenced. The acceptance period has been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process.

The Harold Tilbury and Yolanda Tilbury Family Trust had brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text had counterclaimed against the Tilburys claiming that not only was no further amount owing for their purchase of shares, but that they were entitled to a return of the money already paid to the Tilburys, based on misrepresentation at the time of sale. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million is payable to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs. The Company’s counterclaims have been dismissed and the Company is presently assessing whether an appeal is warranted. In addition, the arbitrator has awarded interest on the amounts owing, which is estimated to be $370,000, but a decision on the reimbursement of the costs to the plaintiffs has been deferred. Approximately $1.5 million of the settlement has been recorded as additional purchase consideration in goodwill under the original terms of the Bluebird share purchase agreement. All other amounts have been expensed in the Interim Financial Statements for the period ending March 31, 2005.

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

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

Open Text entered into three business combination arrangements during the nine months ended March 31, 2005, and continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the current quarter’s acquisition, create risks such as the need to integrate and manage the businesses acquired with the business of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

Businesses acquired by the Company may have disclosure controls and procedures and internal controls that are weaker than or otherwise not in conformity with those of the Company

The Company has a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, the Company seeks to implement its disclosure controls and procedures and internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of the Company’s disclosure controls and procedures and internal controls over financial reporting at an acquired company may be a lengthy process. Typically the Company conducts due diligence prior to consummating an acquisition, however, the Company’s integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting of an acquired company. The Company believes that the process involved in completing the integration of the Company’s own disclosure controls and procedures and internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, the Company’s business and financial condition may be materially harmed.

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

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. The Company is increasing its presence in the European market, especially since its acquisition of IXOS. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Moreover, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer.

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

Other companies may claim that the Company infringes their intellectual property, which could result in significant costs to defend and if the Company is not successful could have a significant impact on the Company’s ability to generate future revenue and profits

Although the Company does not believe that its products infringe on the rights of third-parties, third-parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available on reasonable terms, or at all. In particular, as software patents become more prevalent, it is possible that certain parties will claim that the Company’s products violate their patents. Such claims could be disruptive to the Company’s ability to generate revenue and may result in significantly increased costs as the Company attempts to license the patents or rework its products to ensure that they are not in violation of the claimant’s patents or dispute the claims. Any of the foregoing could have a significant impact on the Company’s ability to generate future revenue and profits.

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

Failure to protect our intellectual property could harm our ability to compete effectively

The Company is highly dependent on its ability to protect its proprietary technology. The Company’s efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company has not sought patent protection for its products. While US and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. Although the Company does not believe that its products infringe on the rights of third parties, third parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third parties. Such licenses may not be available on reasonable terms, or at all.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes”) and recent rules enacted and proposed by the Securities and Exchange Commission (“SEC”) and Nasdaq, have resulted in increased costs to us as we respond to the new requirements. In particular, complying with the internal control over financial reporting requirements of Section 404 of Sarbanes is resulting in increased internal costs and higher fees from our independent accounting firm. The new rules also could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers. We cannot estimate the amount of total additional costs we may incur or the timing of such costs as we implement these new and proposed rules. We may not be able to comply with Section 404 of Sarbanes, which would harm our stock price.

Pursuant to Section 404 of Sarbanes, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting and any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting which we are unable to rectify prior to June 30, 2005 or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

We cannot be certain as to the timing of the completion of our evaluation, testing and any required remediation. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at March 31, 2005. The Company primarily invests its cash in short-term high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes would not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended March 31, 2005 would have been a decrease of approximately $0.6 million.

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

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the three months ended March 31, 2005. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,874	$3,116	$242
British Pound	1,485	770	715
Canadian Dollar	624	1,655	1,031
Swiss Franc	710	511	199

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,919	$3,135	$216
British Pound	1,442	784	658
Canadian Dollar	574	1,539	965
Swiss Franc	652	511	141

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2005, the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 (b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust had brought an action against the Company, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text had counterclaimed against the Tilburys claiming that not only was no further amount owing for their purchase of shares, but that they were entitled to a return of the money already paid to the Tilburys, based on misrepresentation at the time of sale. Bluebird had also claimed damages for breach of fiduciary duty against Harold Tilbury with respect to the lease of the Bluebird premises. The arbitrator has ruled that the sum of approximately $1.9 million is payable to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs. The Company’s counterclaims have been dismissed and the Company is presently assessing whether an appeal is warranted. In addition, the arbitrator has awarded interest on the amounts owing, which is estimated to be $370,000, but a decision on the reimbursement of the costs to the plaintiffs has been deferred. Approximately $1.5 million of the settlement has been recorded as additional purchase consideration in goodwill under the original terms of the Bluebird share purchase agreement. All other amounts have been expensed in the Interim Financial Statements for the period ending March 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item (c) : Stock Repurchases.

The following table provides details of Common Shares repurchased by the Company during the three months ended March 31, 2005.

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED MARCH 31, 2005

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/05 to 1/31/05	—	—	1,598,700	962,308
2/1/05 to 2/28/05	777,500	19.85	2,376,200	184,808
3/1/05 to 3/31/05	184,600	19.04	2,560,800	208

Total	962,100	19.45	2,560,800	208

Item 5. Other Information

On May 3, 2005 the Board of Directors of the Company approved an amendment to the Company’s 2004 Employee Stock Purchase Plan (the “ESPP Amendment”). The ESPP Amendment reduces the discount at which shares may be purchased such that the purchase price is amended to 95% of the Average Market Price on the last day of the purchase period (prior to the ESPP Amendment the purchase price was determined as the lesser of 85% of the Average Market Price for the Common Shares on the first and last business days of the purchase period). “Average Market Price” is currently defined under the plan as the weighted average trading price of the Common Shares on the trading day immediately preceding such day on the national securities exchange or quotation system on which the greatest volume of trading of the Common Shares in that period occurred. The ESPP Amendment is subject to the approval of the Toronto Stock Exchange and it will not become effective until the first day of the purchase period during which FAS 123R becomes effective. A copy of the ESPP Amendment is filed as Exhibit 10.1 with this Report.

Item 6. Exhibits

The following exhibits are filed with this Report.

Exhibit No	Description
10.1	Amendment No. 1 to the 2004 Employee Stock Purchase Plan of Open Text Corporation.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION
Date: May 6, 2005
	By:	/s/ P. THOMAS JENKINS
P. Thomas Jenkins Chief Executive Officer

/s/ ALAN HOVERD
Alan Hoverd Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Index to Exhibits

No.	Description
10.1	Amendment No. 1 to the 2004 Employee Stock Purchase Plan of Open Text Corporation.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).