Form 10-K
period 2005-06-30
OPEN TEXT CORP
filed 2005-09-27
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.

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

Common Shares, without par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐     No  ☒

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ National Market on December 31, 2004, was approximately $1.0 billion. The number of the Registrant’s Common Shares outstanding as of September 19, 2005 was 48,449,865.

PART I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, future events, performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact, but are “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or in its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Any forward-looking statements should be considered in light of the risks and uncertainties discussed in Item 7 under “Risk Factors That May Affect Future Results”. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions related to these plans, estimates, opinions and projections should change.

Item 1.	Business

The Company and Industry

Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario). The Company amended its articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, July 1, 2002, July 1, 2003, July 1, 2004 and July 1, 2005. References herein to the “Company” or “Open Text” refer to Open Text Corporation and its subsidiaries. The Company’s current principal office is at 185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5, and its telephone number at that location is (519) 888-7111. The Company is in the process of constructing a new office facility in Waterloo, Ontario, Canada. It is expected that the facility will be occupied on or before the end of the 2005 calendar year. As a result of this, the Company’s principal executive office will change to 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1. The Company’s internet address is www.opentext.com. Throughout this Annual Report on Form 10-K, the term “Fiscal 2005” means the Company’s Fiscal year beginning on July 1, 2004 and ending on June 30, 2005, the term “Fiscal 2004” means the Company’s Fiscal year beginning July 1, 2003 and ending on June 30, 2004 and the term “Fiscal 2003” means the Company’s Fiscal year beginning July 1, 2002 and ending on June 30, 2003. Unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

Access to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the United States Securities and Exchange Commission (the “SEC”) may be obtained through the Investor Relations section of the Company’s website at www.opentext.com as soon as reasonably practical after the Company electronically files or furnishes these reports. The Company does not charge for access to and viewing of these reports. Information on the Company’s Investor Relations page and the Company website is not part of this Annual Report on Form 10-K or any other securities filings of the Company unless specifically incorporated herein by reference. In addition, the Company’s filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of the Company’s securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and the Company does not assume or undertake any obligation to update any of those statements or documents unless the Company is required to do so by law.

Defining Enterprise Content Management (“ECM”)

The vast majority of information contained in an organization is unstructured data, (i.e. “words”). Whereas companies have spent the better part of the last decade focusing on managing the structured data (i.e. “numbers” that Enterprise Resource Planning (“ERP”) systems focus on), the focus has now shifted to the larger task of managing “words”. The management of “words” is the type of data that the ECM market is focused on.

ECM is the set of technologies used to capture, manage, store, preserve, and deliver content and documents related to organizational processes and that allow the management of an organization’s unstructured content. These ECM technologies include:

•	Storage and long-term archival;

•	Email management;

•	Records management;

•	Content integration;

•	Document management;

•	Digital asset management;

•	Publishing and Web content management;

•	Document scanning and imaging;

•	Workflow and business process management;

•	Collaboration; and

•	Categorization, taxonomy, and search.

Open Text

Open Text™ is an independent software vendor providing ECM solutions that bring together people, processes, and information. In today’s highly regulated and interactive business world, organizations need to operate in structured ways while simultaneously giving people the freedom to innovate and grow. The volume of content being generated in organizations today is overwhelming and is growing exponentially. This situation creates a significant challenge to physically manage the storage of this content, to operationally manage the content so that it adds value to the organization, and to legally manage the content to ensure compliance, security, and to protect intellectual property. By enabling organizations to manage content from initial creation to final archive, the Company offers comprehensive, end-to-end content lifecycle management solutions.

Open Text develops, markets, licenses and supports its software for use by global organizations on intranets, extranets and the Internet. The Company’s principal product line is Livelink ECM™, which seamlessly combines collaboration and content management, transforming information into knowledge and providing the foundation for innovation, compliance, and accelerated growth.

The Company’s software enables organizations to effectively address a diverse range of business needs including the ability to:

•	Comply with increasing and changing regulatory requirements;

•	Classify and organize information;

•	Manage the retention and archiving of massive information volumes;

•	Unify globally distributed teams;

•	Capture market opportunities;

•	Accelerate product cycles;

•	Improve customer and partner relationships; and

•	Alter business strategies.

Open Text is one of the leaders in creating ECM technologies as a result of Livelink ECM, a unified software platform upon which the Company’s content, support, and consulting services are layered to provide customers with complete solutions to their problems. Fully Web-based with an open architecture, Livelink ECM provides comprehensive configuration, rapid deployment, accelerated adoption, and low cost of ownership. Open Text provides integrated solutions that enable people to use information and technology more effectively at departmental levels and across enterprises. The Company offers complete solutions that are easily incorporated into existing enterprise business systems.

Many vendors have adopted the mantle of ECM, although the scope of definition still varies and continues to be central to vendor differentiation. Most industry analysts have also adopted research practices labeled ECM, and trade publications and trade associations have also adopted the ECM label, all signaling the viability of the market overall.

The Company believes three key factors distinguish Livelink ECM from competing alternatives.

1.	The software provides more comprehensive capabilities than competing alternatives that take a far narrower view of the content management landscape.

2.	Unlike software developed for client/server environments, Livelink ECM was designed from the outset to leverage Web technologies and to scale easily and rapidly to thousands of users, gigabytes of data, and millions of documents.

3.	Lastly, unlike solutions offering tools for users to build custom applications, Livelink ECM is a ready-to-install, configurable application. It has open architecture, is easy to customize and requires no special development. As a result, the time required to deploy the software is shorter than competing alternatives, allowing companies to enhance their ability to realize their return on investment quickly.

During Fiscal 2005, the Company completed integrating technology acquired from IXOS Software AG (“IXOS”) into Livelink ECM. With this addition, Livelink ECM now provides comprehensive lifecycle management, operating on the most popular storage systems, for an organization’s primary enterprise business system, including email, ERP, Customer Relationship Management (“CRM”), Microsoft SharePoint® and other ECM repositories. IXOS originally developed this business in cooperation with SAP AG® around SAP’s R/3® product and later broadened the offering to support other enterprise applications. This integrated technology provides superior capability for Livelink ECM to drive the behavior of the underlying storage systems based on the classification and disposition of content. Customers of Open Text products have the option of adding Open Text’s proven and robust lifecycle platform to their existing Livelink ECM deployment. Customers of IXOS have the option of adding a proven and robust collaborative content management system and other offerings.

Open Text has continued to advance its solutions strategy of identifying a select number of industry-specific or repeatable line-of-business problems for which the Livelink ECM software is uniquely well-suited. The addition of proven lifecycle technology from IXOS has accelerated Open Text’s entrance to specific solutions for email archiving and management, accounts payable and accounts receivable. All three of these solutions require proven scalability to manage the massive number of email messages or business documents. The IXOS brand name is mostly known within SAP circles and the Company continues to use it in that market for transition purposes. In all other cases, Open Text promotes the Livelink ECM brand, reflecting its suite of integrated offerings.

During Fiscal 2005, Open Text also completed integration of other technology assets from acquired businesses, namely, advancing the Web publishing and Web page configuration capabilities of Livelink ECM by leveraging Web content management technology from both IXOS and Gauss Interprise AG (“Gauss”), which it acquired on October 16, 2003, and high-production business process management technology from IXOS.

In addition to these integrated products, the Company provides consulting services, training, documentation, and technical support services to accelerate its customers’ implementation of, and satisfaction with, its products. Open Text believes its ability to offer a high level of customer support and service is critical to its success. The Company’s major products are typically licensed with an annual maintenance contract which entitles the customer to remote support, product updates and maintenance releases. For additional fees, Open Text also offers training and consulting services and provides integration services for the purpose of configuring and customizing the Company’s software to specific customer needs.

The Company maintains its Global Alliance Program that provides the commercial and technical training and support regarding its product offerings for systems integrators (“SIs”), management consultants, solution providers, technology providers, storage vendors, independent software vendors (“ISVs”), value-added resellers (“VARs”), and application service providers (“ASPs”). Business, technical, and marketing relationships have been formed with industry leaders such as Adobe Systems Incorporated, Accenture, BearingPoint Co., Ltd., Capgemini L.L.C, Computer Science Corporation (“CSC”), Deloitte and Touche L.L.P, Electronic Data Systems Corporation (“EDS”), EMC Corporation, Hewlett-Packard Development Company L.P, Hitachi Data Systems, Microsoft Corporation, Network Appliance, Inc., Oracle, SAP, Siebel Systems, Inc., Siemens Business Services, and Sun Microsystems.

Open Text has consistently sought to broaden its technology base and product offerings and to strengthen its sales and customer support capabilities through acquisitions. Open Text assesses each potential acquisition target with specific emphasis on three main factors. First, the Company seeks to acquire businesses with technologies that can be integrated with existing technologies to create new products and enhance the existing product family. Second, the Company seeks to acquire businesses with experienced personnel that may have specific domain expertise. Third, the Company seeks to acquire businesses that offer a new distribution channel or customer base for Open Text’s products. The Company expects to continue to evaluate the acquisition of businesses and/or technologies that are complementary to its product offerings.

Products and Technology

Livelink

Livelink is the Company’s flagship ECM product. Livelink ECM is comprised of two platform components—the Archive Server and Enterprise Server. Archive Server provides a scalable content repository to various enterprise applications and is optimized across today’s most popular storage devices. Enterprise Server provides a full-range of spontaneous-to-rigorous collaboration and content management capabilities. Livelink ECM 9.5, the latest release, completed the foundational integration between the Enterprise Server and Archive Server. Archive Server is the highly scalable common Enterprise Content Repository (ECR) where all relevant content and its associated context information (meta-information like author, version, attributes, access rights, etc.) is stored and kept available for ongoing access. This comprehensive content management platform can manage and archive even the highest volumes of data and documents, and seamlessly integrates into leading enterprise applications. Because the Archive Server implements one consistent data archive infrastructure across all ECM components, it enables customers to apply one consistent content lifecycle policy across all content types—regardless of the content’s origin. Archive Server infrastructure seamlessly manages and integrates applications so that data redundancy can be avoided, while still providing access to all enterprise content.

Livelink ECM runs on a variety of operating systems, including Microsoft Windows Server 2003® (Standard, Datacenter, Enterprise, and Web Editions), Microsoft Windows Server 2000 (Standard, Advanced,

and Datacenter Editions), Sun SPARC/Solaris™ 2.8 and 2.9 (64-bit), Hewlett-Packard HP-UX™ 11i v1 (PA-RISC), and SUSE Linux SLES 9.0. The latest release of Livelink ECM includes English, French, German, and Japanese language versions. Livelink ECM is certified with a variety of relational database management systems (Microsoft SQL Server 2000 Standard and Enterprise Editions and Oracle 9i and 10g), Web servers (Sun Java Web Server 6.1, Sun ONE 6.0, Apache 2.0.x, and Microsoft Internet Information Server 5.0/6.0), Web application servers (Tomcat 5.0.x, BEA WebLogic 8.1, Sun Java Application Server 8, IBM WebSphere, and New Atlanta ServletExec), and Web browsers (Netscape Navigator™, Microsoft Internet Explorer™, Mozilla, and Safari).

Additional improvements in Livelink ECM 9.5 include:

•	UTF-8 (multi-byte character) support for multilingual content indexing and display;

•	Improved search architecture;

•	Usability enhancements:

•	Add/edit office documents inline;

•	Industry-standard interface terminology;

•	Improved menus;

•	Document nicknames and short links for viewing;

•	Easier interface customization with Workspace Editor;

•	Security enhancements;

•	Workflow enhancements;

•	Linux support;

•	Enhanced Java support for developers;

•	Support for new optical storage medium (UDO);

•	Ability for STORM to archive ISO images to standard file systems; and

•	Support of new EMC Centera retention management, as well as support for profiles and virtual groups.

Control of Content throughout its Entire Lifecycle is Pervasive

Compliance, security, and intellectual property protection are driving requirements for controlling content over its entire lifecycle. Businesses are faced with “too many bytes” to effectively manage the physical storage, “too much content” to effectively use operationally, and “too much liability” to the corporation for not doing this well. Livelink ECM provides an archive of data in a central repository, which remains secure and easily accessible and delivers a convenient and cost-effective storage medium. Livelink ECM manages and stores both the metadata (context information about content) and the content. Metadata is always stored online in a relational database. The Livelink ECM repository can maintain as much metadata as required to locate a document. Livelink ECM has an option to full-text index documents, which provides a way to fully exploit business-relevant information. The repository supports queries based on metadata, full-text index and even a combination of both. Another option is to render document content to a long-term format like TIFF or PDF. An administrator can choose to store the content on a file server, optical devices, tape or other long-term storage medium. Using digital signatures (time stamps) it can be assured that content cannot be modified without recognition. In Fiscal 2005, Open Text invested in expanding partnerships with storage vendors, manufacturing optical media (DVD-R, WORM), jukeboxes, and non-rewritable/non-erasable media. Open Text has set up partnerships with all major players including EMC2, NetApp, StorageTek, HP, and Hitachi Data Systems (HDS), and is now able to offer the broadest spectrum of storage options in the market. Report output (print lists, document lists) can be captured and automatically indexed using COLD features. Metadata of COLD documents can be either kept in the SAP system or Livelink ECM, COLD content is available near-line after archiving. Users of Livelink ECM–DocuLink features can search and retrieve archived documents. Hyperlinks in the print lists provide access to archived originals as well.

Information Retrieval is Pervasive

Open Text’s heritage is rooted in information retrieval and that heritage is pervasive throughout Livelink ECM. Livelink ECM’s information retrieval functionality helps users find and access information from anywhere throughout the enterprise—including the corporate information repository, corporate Web sites and across the Internet. Authorized users have on-demand access to information even if their knowledge base spans distributed and diverse network environments. More than full-text search and retrieval, Livelink ECM provides an integrated set of information retrieval tools, including intelligent agents and sophisticated reports that give users unprecedented insight into the knowledge, actions and activities being developed throughout an organization.

Livelink ECM’s information retrieval provides high performance and linear scaling, even across millions of documents and terabytes of information. Livelink ECM allows an organization to build searchable databases of virtually any size by indexing documents, files and other objects in any standard format, including XML, HTML, PDF and other popular file formats. It recognizes that documents are often characterized by complex structures. For example, documents often contain titles, headings, sections, subsections and paragraphs. The Livelink ECM search engine can search any number of different, user-defined document structures. It supports SGML and XML, which are key international standards for structured documents.

Sophisticated search features include the ability to search within a subset of the overall index (including “from here” searching), contextual/proximity searching, intelligent natural language querying, an advanced search form, thesaurus support, word stemming, “sounds like” searching, “find similar document” searching, hit highlighting, clustering of results (by date, author, location, theme), auto-summarization, system and custom metadata searching, XML searching, personal and global search templates, ability to save queries and search results, federated querying, discovery of information in legacy content repositories, a powerful end-user query language, and more.

Solutions that Extend Enterprise Email and Groupware Based on Livelink ECM

Open Text offers a range of solutions based on Livelink ECM that extend ECM capabilities to enterprise email and groupware applications. Each of the Livelink ECM solutions have the Archive Server’s enterprise content repository at its foundation which extend those systems with a scalable platform for controlling content but without being disruptive to the end-user.

•	Livelink ECM—Email Archiving, Management, and Monitoring™ for Microsoft Exchange provides a highly scalable and advanced email management suite for Microsoft Exchange that integrates email archiving, records management, and search capabilities. This suite provides lower email storage costs, improves performance of Microsoft Exchange Server, provides an email archiving infrastructure, allows customers to set specific retention and disposition policies for emails and manage them as corporate records, and adds support for legal discovery processes and structured retention management of all emails.

•	Livelink ECM—Email Archiving, Monitoring™ for Lotus Notes provides a highly scalable and advanced email management suite for Lotus Notes mail that integrates email archiving, records management, and search capabilities. This suite provides lower email storage costs, improves performance of the Lotus Notes mail server, provides an email archiving infrastructure, and adds support for legal discovery processes and structured retention management of all emails.

•	Livelink ECM—Document Archiving™ for Microsoft® SharePoint® is a powerful solution that automatically archives documents from SharePoint Products and Technologies in compliance with specific requirements or industry standards. Users can access archived content as quickly and as easily as before—the archiving process is transparent to users. The solution also scales to meet customers’ growing archiving needs, with the ability to manage hundreds of gigabytes and even terabytes of digital content.

Solutions that Extend Enterprise Applications Based on Livelink ECM

Open Text offers a range of solutions based on Livelink ECM that extend ECM capabilities to ERP and CRM applications. Each of these Livelink ECM solutions have the Archive Server’s enterprise content repository at its foundation, which extends those systems with a scalable platform for controlling content but without being disruptive to the end-user.

•	Livelink ECM—Suite for SAP Solutions™ provides a highly scalable and secure repository for business-critical SAP business documents and data. It is designed for the complete range of business documents such as incoming/outgoing invoices, orders, delivery notes, quality certificates, HR employee documents, and archived SAP data. These solutions are certified by SAP, ensuring a rapidly implemented solution for SAP document management needs.

•	Livelink ECM—Suite for Siebel™ extends a Siebel environment with robust data and document management and archiving capabilities. By managing the complete lifecycle of all customer information, the solution provides immediate, secure access to all customer-related documents such as contracts, invoices, orders, proposals, cancellations and service requests, directly from the Siebel application. This 360-degree view of the customer helps a business maximize the value of every customer interaction and drives superior corporate performance.

Enterprise-Wide Solutions Based on Livelink ECM

Open Text offers a range of enterprise wide solutions based on Livelink ECM. Each of the Livelink ECM solutions have the server and content repository at its foundation and adds to it a set of specialized capabilities designed to address a particular business problem that IT organizations are required to solve for the entire organization.

•	Livelink ECM—Document Management™ is a secure, Web-based solution for managing any type of electronic document. Document Management provides, among other things, access control, version control and history, full audit trails, compound documents, renditions, workflow for document review and approval, full indexing and searching of content and metadata.

•	Livelink ECM—Content Lifecycle Management™ is a secure, Web-based solution for managing any type of electronic or paper-based content from creation to disposal. Content Lifecycle Management provides content archiving to lower storage costs while maintaining user access to content and controlling it in accordance with established policies and regulations. Content Lifecycle Management supports scanning of paper documents and storing and managing the electronic renditions in the Livelink ECM repository. Content Lifecycle Management also provides different views of the same content to tailor it to different business goals and roles.

•	Livelink ECM—Knowledge Management™ enables companies to gather, capture, organize, and search all of the organization’s explicit and tacit knowledge assets from a central point of access, no matter where they are located.

•	Livelink ECM—Collaboration™ enables the best minds in an organization to form virtual teams to work together more efficiently—to share information, create project workspaces, conduct online meetings, coordinate schedules, automate collaborative processes, assign tasks and discuss issues—enabling an organization to make better decisions faster.

•	Livelink ECM—Advanced Workflow™ provides organizations with powerful tools for automating business processes from end to end, including sophisticated workflow capabilities, electronic signatures, and a complete solution for designing and managing electronic forms.

•	Livelink ECM—Web Content Management™ is a comprehensive Web content management solution that enables organizations to create and manage content once and re-use it as many times as necessary in a variety of publication types, including intranet, extranet, and Internet sites. Not only does it provide the ability to effectively manage increasing volumes of content, but it also makes it easy for business users to author content and participate in the Web content management process, balancing the need for content control with the need for corporate agility and individual empowerment.

•	Livelink ECM—Production Document Management™ enables a company to migrate content and its associated metadata into a central, strategic repository at the earliest possible moment to make it accessible not only through the originating application but also through all business applications. Order workflows are expedited by the automatic scanning of incoming paper orders, which are linked to the ERP application’s workflow and forwarded to the appropriate employee for processing. Whether the workflow is managed in an ERP, CRM, custom application or Business Process Management (“BPM”) Server, documents can be retrieved from any authorized desktop or browser, in exactly the right business context without accessing the original application and without delays. An extensible business framework and extensive integration capabilities also allow customers to build specific business-oriented applications and assemble all relevant information in the context that users need to support their business processes.

Business Solutions Based on Livelink ECM

Open Text offers a selection of business solutions built on the Livelink ECM platform that enable organizations to address particular business needs. The following Livelink ECM business solutions are available:

•	Livelink ECM—Accounts Payable™ for PeopleSoft® reduces the cost per transaction of invoice processing through powerful invoice data capture and automated invoice routing. By seamlessly integrating with PeopleSoft Enterprise Financials, Accounts Payable for PeopleSoft provides a robust image repository and workflow solution engine to streamline an organization’s accounts payable business processes. Open Text also offers variants of Accounts Payable for PeopleSoft that provide integration with PeopleSoft’s Enterprise, EnterpriseOne, and World product lines.

•	Livelink ECM—Internal Controls™ provides for the creation, maintenance, testing, remediation and automation of organizational processes and their associated risks. The system provides a specialized workspace for managing Sarbanes-Oxley Section 404 compliance, and also integrates employee training and certification to ensure that the latest internal controls, policies, and procedures are followed throughout the organization.

•	Livelink ECM—Program Management™ is a Web-based enterprise program management application that integrates all areas of an enterprise-level project into one comprehensive solution. It enables organizations to automate proprietary program management methodologies according to predefined “stages” and corresponding “gate” review cycles.

•	Livelink ECM—Regulated Documents™ was originally designed to meet the stringent requirements of the pharmaceutical industry. Regulated Documents is a complete solution for securely managing key documents throughout a controlled lifecycle in compliance with all relevant regulatory requirements.

•	Artesia for Digital Asset Management (DAM)™ is of particular interest to companies in the broadcast and entertainment industries because it provides a single access point for all of an enterprise’s rich digital media and the associated metadata information. Artesia for DAM enables users to easily find, access, share, reuse, distribute, and archive all types of digital content. By centralizing storage and providing easy, efficient, enterprise access to these digital assets, Artesia for DAM extends their value, allowing them to be quickly repurposed, streamlining processes and saving money.

Industry Specific Solutions Based on Livelink ECM

Open Text offers a selection of industry-specific solutions built on the Livelink ECM platform that enable organizations to address industry-specific business needs. The following industry-specific Livelink ECM solutions are available:

•	Livelink ECM—Clinicals™ provides knowledge management and collaboration infrastructures that enable pharmaceutical employees to share, manage, and analyze clinical trial data throughout the entire clinical trial process.

•	Livelink ECM—Construction Management™ is a collaborative, Web-based environment that primary contractors on construction and engineering projects can use to coordinate the work of many dispersed sub-contractors and vendors to streamline the design, building, operation, and maintenance of any construction-related project.

•	Livelink ECM—Exploration & Development™ provides a comprehensive means for managing upstream energy projects including drilling and completion, facility design, construction and shutdown, multi-well field development, prospect identification, asset management, new country entry and exit, and strategic planning.

•	Livelink ECM—Collaborative Submissions™ is a comprehensive management tool for pharmaceutical companies preparing and making submissions containing hundreds and even thousands of documents to agencies such as the U.S. Food and Drug Administration in the standardized “electronic Common Technical Document” (“eCTD”) format. The eCTD format was developed by International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”), which is supported by regulatory authorities in Europe, Japan, and the United States, to standardize the scientific and technical aspects of pharmaceutical product registration.

Livelink ECM Architecture and Development Tools

Livelink ECM is highly scalable, extensible and customizable through the use of both the Livelink ECM—Enterprise Server Software Development Kit™ (which includes the Enterprise Server Application Programming Interface (“LAPI”) and the Enterprise Server Builder development environment) and the Livelink ECM—Archive Server Application Programming Interface (“API”).

The Enterprise Server Software Development Kit, through Enterprise Server Builder, offers customers the ability to customize and extend the features of the Enterprise Server to meet their particular needs, and through the LAPI, includes Web Services for supporting application development in Microsoft .NET and Java 2 Enterprise Edition (“J2EE”) environments, as well as native programming interfaces.

The Archive Server API enables developers to connect legacy or custom content sources to the Archive Server’s enterprise content repository (“ECR”).

In addition to return on investment, scalability and extensibility have become primary factors in corporate spending decisions. Organizations need to be able to develop business cases that not only show short-term profitability, but also long-term interoperability. They need to support direct interactions between all of their applications, to build an environment that makes the most out of corporate content—regardless of where it resides, in what format and on what platform. The integration of structured and unstructured data from any source into a consolidated ECM repository requires support for industry and Web standards such as HTTP(S), TCP/IP, HTML, XML, SMTP, Java, XML, WebDAV, J2EE, ..NET, and Web Services standards such as SOAP and WSDL, to extract the maximum value from information and make the most of business opportunities.

Livelink ECM Platform Features

The Livelink ECM Platform is based on a Service-Oriented Architecture (SOA), which is a service hub—a J2EE framework that adds support for distributed transactions, auto-persistence and indexing, and deployment across clusters of machines for scalability and reliability. It is powered by a library of core services, organized into User Services, Process Services, and Content Services. The shared repository and services of the Livelink ECM Platform enables Open Text and its partners to offer a range of Livelink ECM Solutions built on the Platform. The Livelink ECM Platform SOA helps the Company bring new solutions to market more quickly and helps the Company’s customers deploy them more quickly as well. Customers can start with one departmental ECM solution today, add another tomorrow, and ultimately deploy a comprehensive ECM strategy company wide, while leveraging the investments in the initial deployment.

Additional Specialized ECM Products and Solutions

Open Text provides a series of specialized collaboration, content, and knowledge-based products that can be sold independently or in combination with offerings based on the Livelink ECM platform’s Enterprise Server and/or Archive Server. Customers of these specialized products have the confidence of knowing that a single, reliable vendor can deliver a range of functionality integrated into the broader Livelink ECM platform. As their requirements evolve, these customers can acquire other solutions based on and integrated with the Livelink ECM platform, further leveraging their initial investments. Open Text’s specialized ECM products and solutions include:

•	Advanced Messaging and Communication Solutions: FirstClass® combines voice and fax messages to create a truly unified messaging system that allows users to communicate across a wide range of messaging formats and devices. As a highly scalable and feature-rich messaging and collaboration solution, FirstClass converges powerful features such as email, voice messaging, fax, shared online workspaces, and instant messaging, enabling users to effectively communicate and collaborate across a wide range of messaging formats and devices. Ideally suited for schools, school districts, higher-education institutions, government agencies, and service providers, FirstClass enables users to securely access and share information anywhere and anytime using the device that is most appropriate to them at the time. Because it combines award-winning collaborative groupware and unified communications technologies into a single, highly scalable message store, FirstClass provides organizations with the ability to lower the total costs of ownership for messaging and communication.

•	Advanced Information Retrieval: In addition to the information retrieval capabilities that are part of Livelink ECM—Enterprise Server, the Company also offers Livelink ECM—Discovery Server™ and Livelink ECM—Federated Query Server™. Discovery Server is a search engine for publishing large quantities of dynamic, customized information for Web-based applications that require sophisticated functionality and appearance. Discovery Server incorporates flexible filtering and state-of-the-art search, control, and presentation tools for enterprise information retrieval. It has been used by thousands of organizations to quickly design, prototype, and develop applications that provide real-time access to the organization’s islands of information, memos, reports, competitive intelligence, documents, or any other type of unstructured data. Federated Query Server is an advanced meta-search tool that broadcasts a single query across a set of Web-enabled search engines, unifying access to multiple information sources, including repositories, news feeds, document management systems, intranets, and the Internet.

•

Business Process Management: Livelink ECM—BPM Server takes control of business processes by providing tools to create an automated workflow framework. The tight integration with Archive Server ensures existing documents and data are quickly and securely accessed, distributed, approved and released in the appropriate business context. BPM Server is a highly scalable and intuitive solution that connects people, content, and business applications. Its advantage is the combination of proven, full- featured BPM capabilities, a fast and easy process design, and an easy-to-use interface that leads to efficient and cost-effective implementation of business processes. BPM Server can be seamlessly integrated with leading ERP and CRM systems (WfMC-conformable). Companies can also include employees, business partners, or customers who occasionally need to participate in an ERP or CRM workflow using the money-saving BPM Server. This provides real-time access to electronic business processes, without the ERP or CRM installation and training expense.

•	Document Collections Management: Livelink ECM—Collections Server™ provides management of specialized corporate and government document collections. Designed for comprehensive library control, Collections Server provides a solution for companies who need sophisticated searchable access to hybrid document collections consisting of both documents and metadata. Used by information professionals in major commercial and government information centers, Collections Server provides library automation, research management, litigation support, intellectual property protection, content management and competitive intelligence. Web browser and Java Database Connectivity (“JDBC”) interfaces have made Collections Server applications more economical to deploy since more people can easily access and exploit the available information. Furthermore, as organizations continue to encounter information overload, library science expertise in subject categorization and classification is being deployed to improve the usability of enterprise intranet and extranet applications.

•	Library Automation: Livelink ECM—Library Management™ is a specific application that utilizes Collections Server to automate and integrate the main functions of a corporate or government library. Library Management is an integrated, Web-based solution for managing, automating and delivering a complete range of library services. From access and cataloging to circulation, serials control and acquisitions, Library Management provides users with the ability to manage digital collections and make the corporate library the focus of an organization’s knowledge resources.

•	Employee Accreditation: To provide highly effective corporate management and training solutions for the Financial Services industry, Livelink ECM—Accreditations Server™ gives organizations the ability to provide corporate learning and training programs that will meet regulatory compliance objectives. The Accreditations Server is designed to address a number of needs, including growth in regulatory reporting requirements, leveraging existing investments in training content and programs and maintaining detailed registration and licensing records to achieve regulatory compliance.

•	eGovernment Compliance: In compliance with the Document Management and Archiving regulations issued by the KBSt in Germany, many organizations rely on the innovative workflow-based document management capabilities provided by Open Text’s DOMEA® solution. DOMEA, named after the regulation that it addresses, was the first product offering certified by the KBSt to meet their requirements for document management and departmental coordination. With DOMEA, German eGovernment institutions can eliminate paper-based systems, streamline business processes, and mitigate risk and cost containment within their existing systems. Furthermore, in partnership with Microsoft, Open Text offers customers the ability to use DOMEA’s functions through Microsoft Office Word 2003 and Microsoft Outlook.

•	Knowledge Delivery: Livelink ECM—Eloquent Media Server™ is a knowledge delivery and corporate training environment that leverages leading-edge rich media technology and revolutionary closed-loop content publishing, tracking and remediation capabilities to manage and measure the delivery of information to globally distributed audiences. Typical uses include certified knowledge delivery of mission-critical information to corporate audiences, preparing a sales force to sell a new product line, educating employees about new policies and procedures, or certifying compliance with complex regulations. Eloquent Media Server enables closed-loop communication between end users, subject matter experts, and management—allowing management to measure the effectiveness of materials, identify gaps in the preparedness of speakers, drive return on communications investment, and ensure that corporate initiatives are effective.

•

Production Imaging: Supporting all major business scanning hardware, Livelink ECM—Production Imaging™ enables companies to quickly and cost effectively turn paper documents into digital business assets, supporting instantaneous retrieval and management of critical information. The proliferation of paper invoices and documents increases operating costs, creates a tremendous burden to both securing and providing long-term storage, and carries inherent risks that can undermine regulatory compliance, disaster recovery, and business continuity. To minimize expenses, enable business users to extract the maximum value from business documents, and in due course strengthen customer relationships and corporate reputation, Production Imaging provides customers with a robust production imaging solution.

•	Report and Output Management: As business operations expand across multiple locations and lines of business, enterprise reporting requirements grow in scope and complexity. The information that was once maintained in a single system and routed to a single destination must now be captured from a variety of different sources, in an increasing number of file formats. In addition, different sections of reports need to be routed everywhere from user workstations to network printers, and from wireless devices to conventional in-trays. Traditionally, organizations have relied on paper-based processes to support these requirements—processes that were adequate when operations were nominal, but that impair the accessibility and usability of critical corporate information as enterprises reach a global scale. Livelink ECM—Enterprise Report Management™ enables organizations to reduce operating costs, and ensure that appropriate business users can extract the maximum value from report content.

•	Collaboration: Livelink ECM—Touchpoint™ is the first solution to unify Web conferencing, blogs, team workspaces, instant messaging, and the ability to see the online presence of others into a single, seamless interface. Touchpoint is designed to better match the dynamics of human interaction, while eliminating the need for users to switch between applications to use different collaboration tools. For example, a user can see the presence of a co-worker online, instant message that person, then, with one click and within the same interface, quickly escalate that interaction into a Web meeting where the two can share documents or “white board” ideas. If necessary, the two can involve others and create a team workspace for an ongoing project.

Product Development

Open Text expects to continue to pursue its strategy of growing the capabilities of its ECM software offerings through the in-house research and development of new product offerings as well as the addition of technologies and expertise through the acquisition of complementary companies, technologies, and products.

Fiscal 2005 was a significant year for the Company, in terms of product development efforts. The Company successfully integrated the IXOS archiving products with the Open Text LiveLink records management and collaboration products and Open Text now has solutions on the market to archive and provide records management for content from SAP, Lotus Notes, SharePoint, and Outlook. In addition, the Company integrated the IXOS Web Content Management products with the Open Text Web Content Management products and is continuing to successfully sell their business solutions for pharmaceutical, financial services, federal government and the energy sector.

During Fiscal 2005, the Company made significant improvements advancing its Service-Oriented Architecture to even better integrate and assemble ECM components into specific business solutions rapidly and without programming skills. During Fiscal 2005, the foundational integration required to bring together the product lines of Open Text and IXOS was completed. The Company invested in research and development to provide new product solutions to help companies address the enormous volumes of content that must be managed in today’s environment. The Company continually focuses on customer requests and suggestions, particularly from customers believed to be “thought leaders” within their sectors, in its product research and development activities.

The Company’s product development efforts are aimed at providing customers in the world’s largest and most complex organizations, a scalable infrastructure for managing all their enterprise content. The Company expects large organizations will continue to invest in infrastructure and solutions for ECM as they look for better ways to manage risk and comply with regulations; find ways to extend their investment in enterprise applications like ERP; and make their innovating and problem-solving processes more efficient. The Company’s product development is expected to continue to focus on offering customers infrastructure products that provide high value and low total cost of ownership, as well as innovative solutions for important business problems.

In July 2004, Open Text formed a European alliance with Siemens Business Services. The alliance combines Siemens’ broad range of IT services—consulting, systems integration and IT systems management— with Open Text’s Livelink ECM solutions. Through the alliance, the companies leverage complementary expertise and provide combined solutions to major European customers.

In August 2004, Open Text acquired the Vista Plus® suite of products and related assets from Quest Software Inc. Vista Plus captures and stores business-critical information from packaged applications like Oracle E-Business Suite, PeopleSoft and mySAP as well as custom and mainframe legacy environments. Vista provides a strong platform from which to address report content found in ERP applications, and business intelligence (BI) software from Cognos, Business Objects, Crystal Reports and others. Vista Plus’ integration with SAP R/3, PeopleSoft and Oracle Applications provides value for automating and tracking the delivery of reports and documents to physical destinations like printers and fax servers, as well and electronic delivery to end users. The acquisition expands Open Text’s integration and report management capabilities as part of its comprehensive ECM suite.

In August 2004, Open Text’s Livelink ECM—Email Archiving for Microsoft® Exchange software was the first to complete the Microsoft Certified for Windows Server 2003 program. This stringent third-party testing by VeriTest of Open Text’s archiving solution for Microsoft Exchange ensures ultimate compatibility with Microsoft Windows Server 2003 standards, and guarantees both higher reliability and lower total cost of ownership than non-certified applications. After intensive testing, VeriTest found that the solution complies with all Microsoft standards, and will easily accommodate upgrades, offering the highest quality and longevity to customers.

In August 2004, Open Text’s FirstClass Division released FirstClass® 8.0, a major evolution of the Company’s suite of collaboration and communications software for academic organizations. FirstClass 8.0 provides a wealth of new features created in response to changing customer requirements, including advances in system security and manageability, in performance and scalability, and in collaboration and customization capabilities. In addition, the release continues FirstClass’ industry-leading support for a wide range of computing platforms to provide customers with flexibility and choice as they deploy FirstClass in diverse computing environments.

In August 2004, Open Text acquired Artesia Technologies, Inc. of Rockville, MD, an important step towards helping customers better integrate and manage all types of digital media for improved enterprise content management. The acquisition expands Open Text’s rich media integration and management capabilities as part of its comprehensive ECM suite, and provides a strong platform from which to address the growing content management needs of media and marketing professionals worldwide.

In September 2004, Open Text introduced a new Livelink ECM solution which integrates with PeopleSoft Enterprise Financial Management 8.8 to improve invoice handling and reduce processing costs for customers. The Open Text solution, called Livelink ECM—Accounts Payable for PeopleSoft Enterprise, applies Livelink ECM’s flexible workflow and document management tools to facilitate the processing and tracking of invoice documentation. Accounts Payable for PeopleSoft Enterprise offers a complete solution that includes flexible workflow to manage invoice routing, document management capabilities and flexible data capture technology.

In October 2004, Open Text’s Livelink ECM—Records Management software was approved by the UK Government’s National Archives electronic records management systems (ERMS) program. The UK government’s ERMS program, which incorporates the management of classified records, involves a rigorous testing process to ensure that organizations using records management software can adequately control and manage those records. Open Text was also the first to receive Chapter 4 Classified Records certification under the U.S. Department of Defense’s 5015.2 certification program, an important qualification for records management solutions used by the Department of Defense and other U.S. Federal agencies.

In October 2004, Open Text introduced a solution for online “communities of practice”, which bring together people in an organization with similar responsibilities or interests. The solution allows marketing professionals or purchasing managers to connect in new ways, providing a forum where they can share information and best practices, and improve processes. Called Livelink ECM—Communities of Practice, the solution provides a central workspace in Livelink ECM where members can publish relevant news, share documents, participate in member Weblogs, arrange online meetings and hold Webcasts. The solution also tracks the contributions of participants to help members identify experts in the community on specific subjects.

In October 2004, Open Text introduced a major extension of its Livelink ECM—Suite for SAP® Solutions, which allows customers to store, manage, retrieve and archive documents from mySAP™ ERP Financials, and mySAP ERP Human Capital Management. The new version of the product, Version 6.0, includes integration with SAP NetWeaver, which lets customers standardize on a single ERP software platform. By integrating with SAP NetWeaver, Open Text provides a complementary standard platform for managing documents and other content—a central repository that links with other systems to provide more cost-effective information management and easier access to documents.

In November 2004, Open Text introduced a revolutionary new collaboration platform called Livelink ECM— Touchpoint™, the first solution to unify Web conferencing, blogs, team workspaces, instant messaging, and the ability to see the online presence of others into a single, seamless interface. Touchpoint is designed to better match the dynamics of human interaction, while eliminating the need for users to switch between applications to use different collaboration tools. For example, a user can see the presence of a co-worker online, instant message that person, then, with one click and within the same interface, quickly escalate that interaction into a Web meeting where the two can share documents or “white board” ideas. If necessary, the two can involve others and create a team workspace for an ongoing project.

In December 2004, Open Text released Artesia for Digital Asset Management (DAM), Version 6.0, a solution for managing digital content in large organizations. Artesia for DAM 6.0 lets customers easily administer a highly scalable, flexible, and sophisticated security model across an entire company, not just within a few departments. The solution also delivers new digital asset management services in a J2EE-based Service-Oriented Architecture. The new features were added in response to the overwhelming adoption of digital asset management solutions among customers and the need to deploy them broadly in an organization.

In March 2005, Open Text joined the Compliance and Management of Electronic Information (CMEI) Working Group. Led by the Internet Law & Policy Forum, the CMEI Working Group develops and publishes best practices, checklists and summaries of legal and regulatory requirements to provide compliance guidance. Additionally, the group holds forums where technology vendors, regulated entities, government leaders and policy experts can discuss the impact of law on end users and develop recommendations and guidelines that will facilitate compliance while allowing companies to continue effective business operations. Open Text joined Hitachi Data Systems, Hewlett Packard, Network Appliance, Oracle, Plasmon, Sun Microsystems, and Symantec Corporation to provide guidance on best practices for compliance with information retention and maintenance regulations.

In April 2005, Open Text became the first to integrate email archiving, records management and search capabilities, when it completed its rollout of the industry’s most advanced suite of email management solutions. Designed to work with Lotus Notes and Microsoft Exchange, the solutions offer the ability to address specific legal, policy and compliance requirements. The solutions include: Livelink ECM—Email Archiving, which is designed for organizations requiring lower storage costs and improved system performance, providing a basic email archiving infrastructure; Livelink ECM—Email Management, which lets customers set specific retention and disposition policies to emails and manage them as corporate records; and Livelink ECM—Email Monitoring, which adds support for legal discovery processes and structured retention management of all emails.

In April 2005, Open Text introduced its Livelink ECM Platform, a secure, integrated framework that combines a shared content repository with user, content, and process services in an SOA. With the introduction of the Livelink ECM Platform, Open Text marked the completion of its integration of Livelink ECM—Enterprise Server (formerly “Livelink”) with the content archive (Livelink ECM—Archive Server) from IXOS Software. The Livelink ECM Platform allows Open Text to offer a shared platform for multiple solutions, universal access to enterprise content, a common user experience, and simplified maintenance and administration. With the platform as a foundation, customers can more quickly and easily deploy a comprehensive range of Livelink ECM solutions as their needs evolve.

In May 2005, Open Text introduced a production document management solution that dramatically improves the way companies manage and store the millions of documents used in large-scale processes such as invoicing, ordering, or claims processing. The solution reduces costs, increases productivity, and helps companies gain greater value from content by providing a single access point to information and the ability to link documents to other core business applications. The Livelink ECM—Production Document Management solution works with Open Text’s new BPM offering, Livelink ECM—BPM Server, giving customers an end-to-end solution—process management, document management and a single document repository—to improve business-critical functions such as customer account statements for banks, policy statements for insurance companies, or outgoing invoices for utilities. The Production Document Management solution includes sophisticated imaging and archiving technology to import and consolidate huge volumes of paper documents into an electronic form. The system maintains every incoming document and makes it available on demand to multiple users simultaneously.

In May 2005, Open Text unveiled a new BPM solution called Livelink ECM—BPM Server, that improves customers’ business-critical processes, reduces costs and tightly integrates processes with the important documents and other content vital to users. The new BPM Server solution allows customers to automate and optimize high-volume processes comprising millions of transactions, thousands of users and multiple applications. With its comprehensive capabilities, the solution eliminates inefficiencies in processes to, for example, optimize cash flow in accounts receivable, improve response times for faster customer service, or reduce costs in procurement. The BPM Server solution integrates with a wide range of business applications, so that more required contributors can be easily incorporated into a process to improve efficiency. Its standards-based, open architecture allows it to work easily with ERP, supply chain, CRM, and office applications such as Microsoft Outlook.

The Company employed approximately 500 people in research and development and spent $138.1 million on research and development in the last three fiscal years.

Sales and Marketing

Open Text employs multiple distribution channels, including direct sales, distributors, systems integrators, ISVs and VARs to market and license its products and sell its services throughout the world. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. It was the Company’s experience throughout the last fiscal year that customers committing to larger purchases, particularly those that were compliance driven, were less predictable in terms of timing and likelihood of purchase as more people within their organizations became involved in the procurement decision. This also added to the lengthening of the sales cycle for such customers. Additionally, some customers remained hesitant to commit to large, enterprise-wide deployments of the

Company’s software in Fiscal 2005. The Company, in Fiscal 2005, has also experienced more variability in its sales cycles since customers didn’t commit to a license or took longer to commit to a deal.

In Fiscal 2005, the Company made substantial investments around a small number of alliances with leading system integrators, leading storage vendors, Microsoft and SAP, by adding experienced personnel dedicated to cultivating business with those vendors. In all cases, the Company’s product portfolio and sales strategies are aligned with each of these vendors for mutual benefit.

Direct Sales. The Company employs a direct sales force as the primary method to market and license its products and sell its services. As of June 30, 2005, Open Text’s worldwide sales and marketing organization consisted of 514 employees located in approximately 150 cities.

Distributors. Open Text has distribution agreements in geographies where it does not have an adequate direct sales presence. Distribution arrangements exist with such distributors, pursuant to which each of them markets, licenses and sells Open Text products and services within a particular geography.

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

Alliance Partners. The Company’s Alliance Partner program includes VARs, solution providers, technology partners, Application System Providers (“ASPs”), and systems integrators. Alliance Partners license, customize, configure and install the Company’s software products with complementary hardware, software and services. In combining these products and services, Alliance Partners are able to deliver complete solutions to address specific customer needs.

Competition

The market for the Company’s products is highly competitive and competition will continue to intensify as the ECM and BPM markets consolidate. The Company competes with a large number of enterprise content management, web content management, business process management, workflow, document imaging and electronic document management companies. IBM is the largest company that competes directly with Open Text in the enterprise content and business process management markets. Documentum, a competitor in the content management market, was acquired by EMC Corporation, a large storage technology company, during 2003. EMC is now a competitor offering both content management and storage management capabilities. Additionally the Company competes with FileNet®, which is an entity that develops, markets, sells and supports a software platform and application development framework for ECM and BPM. Numerous smaller software vendors also compete in each product area. The Company also experiences competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle Corporation and Microsoft Corporation have developed products, or plan to offer products in the content management market. Software vendors such as Tibco Software, Inc., Savvion Inc. and Pegasystems, Inc., each with a different core product foundation, have approached the business process management market from their individual market segments and may compete more intensely with the Company in the future. It is also possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of ongoing software industry consolidation.

The Company believes that the principal competitive factors affecting the market for its software products and services include vendor and product reputation; product quality, performance and price; the availability of software products on multiple platforms; product scalability; product integration with other enterprise applications; software functionality and features; software ease of use; and the quality of professional services, customer support services and training. The Company believes relative importance of each of these factors depends upon the specific customer involved.

No one single customer has accounted for more than 10% of the Company’s revenue in any of the past three fiscal years. See Note 15 to the Fiscal 2005 Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for information on the results of operation of the Company’s operating and geographic segments for each of the years in the three year period ended June 30, 2005.

Employees

As of June 30, 2005, the Company employed a total of 2,241 individuals. The composition of this employee base is approximately as follows: 514 employees in sales and marketing, 549 employees in product development, 519 employees in professional services, 270 employees in customer support, and 389 employees in general and administrative roles. The Company’s employees are not subject to a labor union or collective bargaining agreement. The Company believes that relations with its employees are strong.

In July 2005, the Company announced a restructuring of its operations which resulted in a reduction of approximately 15% of its workforce. The details of this restructuring are covered in Management’s Discussion and Analysis, attached to this Annual Report on Form 10-K under Item 7 of Part II.

Intellectual Property Rights

The Company’s success and ability to compete depend on its ability to develop and maintain its intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Open Text’s software products are generally licensed to customers on a non-exclusive basis for internal use in a customer’s organization. The Company also grants rights in its intellectual property to third parties that allow them to market certain of the Company’s products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.

Open Text relies on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company has obtained or applied for trademark registration for most strategic product names in most major markets. The Company owns four U.S. patents and has four additional patent applications filed with the U.S. Patent and Trademark Office. Some of these patents and patent applications have been filed in other jurisdictions. The Company has embarked on a program to identify and seek patent protection for the intellectual property that results from its internal research and development efforts. There can be no assurance that any patentable elements will be identified or, if identified, that patent protection will be obtained. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will, in all cases, be successful. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Certain of the Company’s license arrangements have required the Company to make a limited confidential disclosure of portions of the source code for its products, or to place such source code into an escrow for the protection of another party. Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. Also, the Company’s competitors could independently develop technologies that are perceived to be substantially equivalent or superior to the Company’s technologies. The Company’s competitive position may be affected by its ability to protect its intellectual property. Although the Company does not believe it is infringing on the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and related legal protections, including patents, are applied to software products.

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

Item 2.	Properties

As of June 30, 2005, the Company leases approximately:

•	433,407 square feet of office space in two office parks in Grasbrunn (Munich), Germany pursuant to three distinct leases expiring on: August 31, 2007, February 28, 2011, and March 31, 2011;

•	101,458 square feet of office space in Richmond Hill, Ontario, Canada pursuant to a lease agreement which expires on June 30, 2011;

•	82,934 square feet of office space in three facilities in Waterloo, Ontario, Canada including its corporate headquarters pursuant to one lease that expires on October 31, 2005, one that expires on November 30, 2005 and one that expires on June 30, 2006;

•	47,200 square feet in Basel, Switzerland pursuant to one lease terminating on March 31, 2009; and

•	38,115 square feet in its operational headquarters in Lincolnshire, Illinois pursuant to a lease that terminates on April 30, 2012.

The Company also leases U.S. field offices in Dublin, Ohio; Philadelphia, Pennsylvania; San Mateo, California; Carlsbad, California; Irvine, California; Los Angeles, California; Livonia, Michigan; Boston, Massachusetts; Albany, New York; Boulder, Colorado; Atlanta, Georgia; Houston, Texas; Rockville, Maryland and Scottsdale, Arizona; Canadian field offices in Ottawa, Ontario and international field offices, the most important of which are located in Hamburg, Germany; Paris, France; Amsterdam, The Netherlands; Prague, Czech Republic; St. Gallen, Switzerland; Melbourne, Australia and Beaconsfield, UK.

The Company continues to review its facilities portfolio in an effort to ensure that the Company’s operational needs are being met. The Company is in the process of constructing a facility for its own use in Waterloo, Ontario, Canada. The square footage of this facility is approximately 112,000.

In July 2005, the Company announced a restructuring of its operations which will result in the closure of 27 offices worldwide. The details of this restructuring are covered in Management’s Discussion and Analysis, attached to this Annual Report on Form 10-K under Item 7 of Part II.

Item 3.	Legal Proceedings

The Harold Tilbury and Yolanda Tilbury Family Trust brought an action against the Company in July 2002, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird”). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text counterclaimed against the Tilburys claiming that not only was no further amount owing for the purchase of their shares, but that they were entitled to a return of the money already paid to the Tilburys, in respect of the business acquisition. Bluebird also claimed damages against Harold Tilbury with respect to the lease of the Bluebird premises. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million, plus interest, was payable by the Company to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs, and subsequently ruled that a further $222,000 was payable under the terms of the share purchase agreement as additional purchase consideration. The Company’s counterclaims were dismissed. A decision on reimbursement of costs had been deferred, at that date, and in August 2005 the arbitrator ruled that the sum of approximately $847,000 is payable by the Company to the Tilburys on account of costs. Based on these awards, a total amount of $3.7 million was recorded as being payable to the Tilburys. This consisted of $2.5 million as additional purchase consideration, $240,000 relating to severance related costs, $85,000 relating to improvements for leasehold properties occupied by Bluebird, $754,000 relating to interest and $129,000 relating to legal costs.

An employee of the Company commenced an action against the Company in September 1999 claiming specific performance of an alleged agreement made between him and the Company on July 11, 1996, concerning certain share options granted to the employee in 1996. The employee claimed that all options granted vested and were exercisable as of October 16, 1998. He also claimed the rights to exercise 112,500 options or alternatively, payment of $2.2 million as of August 30, 1999, as damages for the loss of opportunity for a return on any monies assessed to be owing to him, payment of bonuses in the total amount of $179,283, payment of vacation pay of $17,250, payment of consulting fees of $20,700 and interest. He was also seeking aggravated, exemplary and punitive damages of $500,000 and costs on a solicitor and client basis. This matter was settled in January 2005 with the employee receiving a certain number of shares which had been previously reserved for him under his stock option agreement. There was no financial impact to the Company as a result of this settlement.

In the normal course of business, the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

On June 30, 2005, the closing price of the Company’s Common Shares on NASDAQ National Market was $14.16 USD per share. On June 30, 2005, the closing price of the Company’s Common Shares on the TSX was $17.33 CDN per share.

	NASDAQ		TSX
	High	Low	High	Low
	(in U.S. dollars)		(in Canadian dollars)
Fiscal Year Ending June 30, 2005:
Fourth Quarter	$19.00	$14.00	$23.00	$17.30
Third Quarter	21.22	16.84	26.35	20.52
Second Quarter	20.26	14.82	25.50	18.37
First Quarter	32.06	16.44	41.45	21.48

Fiscal Year Ending June 30, 2004:
Fourth Quarter	$32.96	$23.00	$43.13	$31.94
Third Quarter	32.80	19.02	43.29	24.68
Second Quarter	23.74	17.06	31.52	23.00
First Quarter	19.27	12.40	26.38	17.38

On September 1, 2005, the closing price of the Company’s Common Shares on NASDAQ National Market was $11.93 USD per share.

On September 1, 2005, the closing price of the Company’s Common Shares on the TSX was $14.16 CDN per share.

As at September 1, 2005, there were approximately 10,776 shareholders of record of the Company’s Common Shares. As at September 1, 2005, there were approximately 4,141 U.S. Shareholders of record holding Common Shares.

All of the share information presented above and throughout this Annual Report on Form 10-K has been adjusted for the two-for-one stock split that took place in Fiscal 2004.

There have been no sales of unregistered securities by the Company during the past three fiscal years.

Dividend Policy

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In Fiscal 2004, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to the Company’s various stock option plans as of June 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,530,274	$11.93	1,054,900
Equity compensation plans not approved by security holders	—	—	—

Total	5,530,274	$11.93	1,054,900

Stock Repurchases

The following table provides details of Common Shares repurchased by the Company during the three months ended June 30, 2005:

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED JUNE 30, 2005

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/1/05 to 04/30/05	—	$—	—	2,388,233
05/1/05 to 05/31/05	675,500	15.77	675,500	1,712,733
06/1/05 to 06/30/05	322,400	15.74	997,900	1,390,333

Total	997,900	$15.76	997,900	1,390,333

On May 10, 2005, the Company commenced a repurchase program (the “Repurchase Program”) that provided for the repurchase of up to a maximum of 2,388,233 Common Shares. Purchase and payment for the Common Shares, under the Repurchase Program, were determined by the Board of Directors of Open Text and were made in accordance with rules and policies of the TSX. No purchases of Common Shares were made other than by means of open market transactions through the facilities of the TSX without the approval of the TSX. The price paid for the Common Shares was at the prevailing market price at the time of purchase. The Repurchase Program terminated on September 6, 2005.

Item 6—Selected Financial Data

The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data set forth below for the fiscal years ended June 30, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of June 30, 2005 and 2004 are derived from the Company’s audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data set forth below for the fiscal years ended June 30, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003, 2002 and 2001 are derived from audited consolidated financial statements, previously issued but that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Income Data:
Revenues:
License	$136,522	$121,642	$75,991	$65,984	$73,752
Customer support	179,178	108,812	63,091	48,707	40,316
Service	99,128	60,604	38,643	39,681	35,709

Total revenues	414,828	291,058	177,725	154,372	149,777

Cost of revenues:
License	11,540	10,784	6,550	5,341	5,878
Customer support	33,086	20,299	10,406	8,364	7,632
Service	81,367	47,319	28,241	27,411	27,043

Total cost of revenues	125,993	78,402	45,197	41,116	40,553

Gross profit	288,835	212,656	132,528	113,256	109,224

Operating expenses:
Research and development	65,139	43,616	29,324	24,071	24,311
Sales and marketing	114,553	87,362	54,532	51,084	51,317
General and administrative	46,110	22,795	13,509	12,498	13,191
Depreciation	11,040	7,103	5,009	5,587	5,178
Amortization of acquired intangible assets	24,409	11,306	3,236	6,506	5,460
Provision for (recovery of) restructuring charge	(1,724)	10,005	—	—	—

Total operating expenses	259,527	182,187	105,610	99,746	99,457

Income from operations	29,308	30,469	26,918	13,510	9,767
Other income (expense)	(3,116)	217	2,788	1,613	(2,417)
Interest income, net	1,377	1,210	1,228	1,837	4,675

Income before income taxes	27,569	31,896	30,934	16,960	12,025
Provision for income taxes	6,958	7,270	3,177	289	1,229

Net income before minority interest	20,611	24,626	27,757	16,671	10,796
Minority interest	252	1,328	—	—	—

Net income for the year	$20,359	$23,298	$27,757	$16,671	$10,796

Net income per share, basic	$0.41	$0.53	$0.71	$0.42	$0.27

Net income per share, diluted	$0.39	$0.49	$0.67	$0.39	$0.25

Weighted average number of Common Shares outstanding, basic	49,919	43,744	39,051	39,957	40,064

Weighted average number of Common Shares outstanding, diluted	52,092	47,272	41,393	42,478	42,932

	As of June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$79,898	$156,987	$116,554	$109,895	$87,526
Working capital	26,074	104,722	94,440	103,897	82,030
Total assets	640,936	668,655	238,687	186,847	175,002
Long-term liabilities	54,927	57,971	6,608	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

About Open Text

Open Text is one of the market leaders in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information. The Company’s software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

The Company’s legacy of innovation began in 1991 with the successful deployment of the world’s first search engine technology for the Internet. Today, Open Text supports approximately 20 million seats across 13,000 deployments in 114 countries and 12 languages worldwide.

Market Trends

Over the past year the Company has witnessed numerous changes to the social-political landscape that have had significant impacts on the ECM market. Events over the past several years such as the September 11th terrorist attacks, the financial collapse of high-profile U.S. corporations such as Enron and Worldcom, as well as ensuing changes to the regulatory environment such as Sarbanes-Oxley and the Patriot Act have placed a significant onus on the private and public sectors alike to adopt compliance driven software solutions.

The volume of unstructured data being generated in organizations today is overwhelming and is growing exponentially. This situation creates a significant challenge to physically manage the storage of this content, to operationally manage the content so that it adds value back to the organization, and to legally manage the content to ensure compliance, security, and protection of intellectual property. Email archiving and management has emerged as a key solution within ECM and is seen as a significant opportunity by most ECM vendors.

The content and volume of email in a company is becoming one of the greatest business challenges today. IDC, a provider of market intelligence, advisory services, and events for the information technology and telecommunications industries, predicted that the number of email messages would grow from 9.7 million a day in 2000 to 35 billion in 2005. This is causing the following business challenges:

•	Overtaxed email and file servers;

•	Increased system downtime;

•	Expensive infrastructure overhead and administration;

•	Reduced employee productivity; and

•	Exposure to corporate compliance risks.

Open Text’s Email Archiving solutions provide the ability to manually or automatically offload emails and attachments from Microsoft Exchange or Lotus Domino servers without adversely affecting the email experience of employees. By migrating email content to more cost-effective media, organizations can alleviate growing demand for storage space, improve mail server performance, and simplify backup and restore procedures.

Simultaneously, more organizations continue to focus their attention on the preservation of their intellectual property and the knowledge residing throughout their workforces. With baby-boomers retiring, corporations have only recently become sensitive to the fact that a high percentage of the knowledge of their workforces may not be documented or archived in any organized fashion which future employees can retrieve. ECM software is designed to solve these business needs.

According to Gartner, a provider of research and analysis about the global information technology industry, the ECM market will exceed $1.8 billion in software revenue in 2009, representing a compound annual growth rate of 10%. They expect that this growth will be driven by companies’ increasing need to manage content at the enterprise level.

Although the Company recognizes the potential of the ECM market, user adoption of ECM has yet to reach an inflection point. Various reasons cited include: a) constrained IT budgets; b) unanticipated increased spending on Sarbanes-Oxley and other regulatory matters to consulting and service organizations; c) avoiding larger more strategic ECM purchase decisions due to organizational challenges and initial time constraints.

Consistent with experience over the past several years, the Company does not expect total information technology spending to increase in the near term. This means that the growth in ECM will continue to come at the expense of standalone markets that ECM has subsumed and other parts of the IT market. One area within information technology spending which companies are not reducing spending, and in many cases are increasing spending, is compliance-focused software. Companies are not able to defer spending to become or remain compliant with the regulatory environments they operate within. The Company is focused on capitalizing on this opportunity, particularly given the fact that compliance touches all employees in an organization. As a result, compliance opportunities can evolve into enterprise-wide deployments.

Consolidation and Acquisitions

The ECM sector has been marked by significant consolidation over the past several years. Sophisticated customers are demanding more robust suites of technology and are building out a long-term strategy to address all aspects of ECM. In previous years customers often purchased individual functionalities (“point solutions”) from separate vendors and then attempted to integrate these point solutions at the customer site. The largest, most financially stable vendors have taken advantage of their financial position by acquiring many of their smaller competitors in an attempt to enhance their product line. These smaller vendors will continue to be under increased pressure as ECM technologies become mission-critical. The Company expects customers will continue to show hesitancy to purchase from any vendor whose financial viability is in question. In many cases, these smaller vendors have what is regarded as leading technology, but they lack the financial resources to convince customers that they will remain in business to support and enhance their products for years to come. Product breadth, ease of implementation, rapid deployment of solutions and financial stability of the vendor are critical.

Through internal development and the Company’s acquisition strategy, the Company has created a broad product line to offer to new and existing customers. In Fiscal 2005, the Company made three acquisitions.

In August 2004, Open Text acquired all of the issued and outstanding shares of Artesia Technologies, Inc. (“Artesia”) for cash consideration of $5.8 million. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

In August 2004, Open Text acquired the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”) for cash consideration of $23.7 million. Vista is a technology that captures and stores business-critical information from ERP applications. As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

In February 2005, Open Text acquired all of the issued and outstanding shares of Optura Inc. (“Optura”) for cash consideration of $3.7 million. Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. Optura products and services will enable Open Text customers, who use a SAP-based Enterprise Resource Planning (“ERP”) system, to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

Open Text has increased its ownership of IXOS to approximately 94% during the year ended June 30, 2005. This was done by way of open market purchases of IXOS shares. Prior to these purchases, as of June 30, 2004, the Company held approximately 89% of the outstanding shares of IXOS. Total consideration of $13.8 million was paid for the purchase of IXOS shares during the year ended June 30, 2005. On January 14, 2005, IXOS shareholders voted to delist the shares from the German stock exchange. This delisting became effective on July 12, 2005. Subsequently, the Domination Agreement for IXOS has been officially registered with the Company’s intent to purchase the remaining IXOS minority shareholder interests.

In October 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for a total consideration of $11.4 million. The purchase price included contingent consideration that could have been earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. The revenue targets were achieved and accordingly an aggregate amount of $1.6 million was recorded in the year ended June 30, 2005, as due and payable to the former shareholders of DOMEA eGovernment and was paid in cash on July 5, 2005 and in shares on September 1, 2005.

Open Text continues to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business. In the near future, the focus of such acquisition opportunities is expected to be on smaller organizations with specific vertical market expertise that can be strategically leveraged. The Company also considers, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments.

Sales Strategy

The Company anticipates that it will continue to develop and market ECM related solutions to global organizations with an emphasis on addressing specific problems and specific industries. Operationally, the Company has solutions and sales teams that focus entirely on industry-specific or cross-industry line-of-business markets. The Company has key sales teams that focus on the following sectors: government, pharmaceutical and life sciences, financial services, oil and gas, and the media and entertainment sectors. The Company feels that customized Livelink ECM solutions designed specifically for each of these sectors address specific mission-critical problems that such organizations confront.

Open Text continues to focus on selling to its large user installed base, as it is an important source for sales opportunities. Moreover, the Company has integrated the technology and domain expertise from recent acquisitions, which represents new selling opportunities in the respective customer bases, wherein existing relationships can lead to new sales in other areas of the business. The Company believes the presence of such deployments will significantly enhance its ability to be regarded as the preferred ECM vendor of choice for a specific customer, when that customer is ready to make such a strategic move and to consolidate some or all of its component systems.

During Fiscal 2005, the Company experienced a change in the purchasing behavior of its ECM customers. Where customers had traditionally focused on collaborative functionalities when making initial software purchases, they began, in 2005, to look at comprehensive solutions for managing all of their enterprise content. Additionally, purchase decisions became more heavily weighted on archiving and managing records of enterprise content. The Company believes this change in purchasing behavior is a direct result of customer demand to meet compliance requirements. This type of initial sale is newer, and larger, for the Company, in terms of both the purchase amount and number of users that will deploy the software. This trend has resulted in longer sales cycles that could be 12 months or longer, driven both by the increased size of some of these transactions as well as a lengthened approval process by the customer. This is in contrast to past years where initial, limited-scope deployments with shorter sales cycles evolved into larger deployments. The Company will continue to place emphasis on refining its sales strategies to manage the changing patterns in customer demand.

In Open Text’s experience, ECM software has generally not faced pricing pressures when configured and marketed for specific business solutions. Rather, pricing of ECM solutions has remained stable as buyers place added value on software that will address their industry specific needs. However, the price point of certain ECM technology components is predictably eroding, following the natural commoditization of information technology. In view of this, the Company will continue to bundle its software components into larger solutions providing tangible returns for its customers.

Competitive Advantage

Historically, the Company has actively sold and marketed its products based on a superior return on investment and yet at a lower total-cost-of-ownership compared to other products offered by competing vendors. The fact that the Livelink ECM product line is highly configurable without end-user programming means that as soon as it is purchased, an organization can have it deployed almost immediately. By contrast, many competitive products and solutions require a significant amount of expensive, customized programming and service work, adding not only cost, but also time to the deployment cycle.

Open Text’s ECM products also have a competitive advantage of proven scalability in organizations of 100,000 or more users. This scalability advantage is a direct result of Livelink ECM’s initial design and development to operate on the Web. This gives the Company a direct advantage over competitive products that began as client-server based architecture which is an architecture that is inherently harder to scale.

The competitive landscape has evolved over the past year as new vendors attempt to try and penetrate the ECM market. Microsoft®’s SharePoint™ product has experienced significant recent adoption. However

SharePoint is focused on departmental use rather than enterprise-wide deployment, and the product does not possess the scalability of Livelink ECM. Although SharePoint competes with some historical aspects of the Company’s business around team workspaces, it also creates new opportunities for the Company around the long-term lifecycle management of that SharePoint content. On August 9, 2005 the Company announced a partnership with Microsoft to address these opportunities by offering ECM archiving solutions specially designed for SharePoint users.

Open Text also continues to compete with traditional competitors such as EMC’s Documentum®, where document-centric requirements dominate, and with FileNet® where business process requirements dominate. IBM® continues to broaden its ECM capabilities, but is doing so in the context of its WebSphere and DB2 products in the hope of driving their vast integration and professional services business.

The Company feels that its key strategic advantages over its competition are the comprehensive scope of its ECM offering, its rapid deployment capabilities which reduce total cost-of-ownership, the integration maturity and scalability of its core ECM components, its customer-centric approach, and its financial viability.

Customers

Open Text supports approximately 20 million seats across 13,000 deployments in 114 countries and 12 languages worldwide. The Company’s customer base is diversified by industry and geography, the result of a continued focus on licensing to the 2,000 largest global organizations as the primary target market. In Fiscal 2005, Open Text issued press releases for its significant customer related transactions as listed below:

In July 2004, the University of Southern California’s Information Sciences Institute (“USC-ISI”) selected the Company’s software as the foundation for its Web Content Management strategy. Researchers at the USC-ISI will use Livelink Web Content Management Server to share data and study results with fellow computer scientists, faculty, students, and other members of the information technology community.

In September 2004, SI Corporation (“SI”), a major textiles producer, selected the Company’s software solution to replace a manual invoicing system in its Accounts Payable department. Part of SI’s corporate drive to raise productivity and lower costs, the solution seamlessly integrates into SI’s SAP financial system to enable the Company to maximize its SAP investment, strengthen its corporate compliance strategy and reduce operating costs.

In September 2004, the British Council completed one of the most complex Web strategies in the UK with the help of Open Text’s Web Content Management software. The government-backed agency responsible for providing educational opportunities and cultural relations in Britain, has worked on a project to revamp its online presence. By consolidating its websites onto one content management system, the British Council expects to save USD $2.3 million by 2005.

In October 2004, U.S. Office of Naval Research adopted Livelink software to improve collaboration and to better manage documents and data for the organization’s research projects. The solution was developed by Open Text and partner Formark® Ltd., the leading supplier of guided collaboration applications for Livelink.

In October 2004, Suncor Energy Services Inc. chose to extend its Open Text solutions, including IXOS Suite for SAP, and add Livelink to support integrated collaboration and content management activities throughout the enterprise.

In November 2004, Sandia National Labs announced its plans to implement Open Text’s Artesia Digital Asset Management (DAM) solution to manage its digital content, including a large store of historical images.

In December 2004, the Company signed a contract with Siemens Business Services to provide Livelink licenses to its technology partner, the BBC. With these licenses, Siemens will introduce a new information management system to 25,000 managed desktop users in the BBC providing a foundation for the creation and maintenance of a document archive.

In January 2005, Vintage Petroleum, Inc., a growing independent oil and gas company with operations in the United States, South America and Yemen, announced it is using Livelink as a platform for business process improvements to increase productivity, control information, and meet compliance requirements associated with the Sarbanes-Oxley Act of 2002.

In February 2005, Livelink revolutionized the UK-based Transport Research Laboratory’s (“TRL”) information environment by converting 40 years of paper records to electronic files in just four months. TRL adopted an Electronic Document Records Management System (“EDRMS”) to rationalize documentation that was taking up 30 kilometers of shelf space.

In March 2005, German banking giant Norddeutsche Landesbank (“NORD/LB”) chose Livelink to provide a full range of ECM capabilities to support its new staff information portal. With the new system, staff at NORD/LB have access to a centralized, Web-based and customizable information system that is easy to maintain.

In April 2005, Major League Baseball Advanced Media, the interactive media and Internet company of Major League Baseball, selected Open Text’s Artesia for Digital Asset Management solution to provide a powerful tool for editing and managing its valuable and growing collection of professional baseball audio and video footage.

In May 2005, LVA Rheinprovinz, one of Germany’s largest insurance and pension firms with approximately 7 million customers, announced that it had chosen the Company’s new Production Document Management solution to archive and manage a huge store of paper documents of approximately 122 million documents in all.

In May 2005, the San Diego Blood Bank announced it would extend its Livelink ECM solution to improve information access and blood ordering processes, and to help meet regulatory requirements.

Alliances

Relationships with strategic alliance partners enhance the Company’s ability to deliver complete solutions on a global basis, and to ensure that the Company’s customers have solutions and support that enable the success of their businesses. Some of the more significant strategic alliances that the Company has secured are: Microsoft®, SAP®, Deloitte, and Accenture.

Open Text has worked with SAP, for two decades, creating integrated solutions that enable users to create, access, manage, and securely archive SAP content, data and documents. These solutions address stringent requirements for risk reduction, operational efficiency, and IT consolidation.

With the acquisition of Documentum by storage vendor EMC Corporation, other storage vendors have taken initiatives to partner with independent ECM providers. Open Text has strengthened its relationships with key storage vendors such as Hitachi Data Systems, StorageTek®, and Hewlett-Packard Company and the Company continues to maintain an active relationship with EMC Corporation. These relationships allow third party storage vendors to license Livelink ECM to both their existing customer base and broaden their product offerings when competing with other storage vendors for new customer accounts.

The Company’s objective is to grow revenues from these relationships in the future, and the Company will seek to leverage existing relationships as well as look for new opportunities. In Fiscal 2005, Open Text formed several new relationships as listed below:

In July 2004, Open Text announced a European alliance with Siemens Business Services, a fully owned subsidiary of Siemens AG. The relationship is intended to provide customers with a comprehensive one-stop solution for consulting and system design, systems integration, deployment and ongoing support.

In November 2004, Open Text formed an alliance with Deloitte Canada, a professional services firm, to provide ECM solutions and services to North American clients. Open Text and Deloitte Canada formed this relationship to reduce the complexity of business change, regulatory compliance and deployment, and help clients streamline and automate processes, connect with information systems, and access and manage all forms of content.

In December 2004, Open Text announced that it had extended its relationship with Hitachi Data Systems to provide combined ECM and storage solutions to large organizations. The relationship provided solutions that integrate Hitachi Data Systems’ advanced storage infrastructure technology with the Company’s leading ECM software to meet customers’ complete range of information management requirements.

In May 2005, Open Text announced a relationship with PureEdge to deliver new solutions that will help large organizations streamline and improve complex processes that require electronic forms.

In August, 2005, Open Text unveiled a content archiving solution for Microsoft SharePoint products and technologies, giving customers a powerful, long-term archive to store documents from SharePoint sites. The solution helps large organizations address the demands and rising costs of preserving huge stores of electronic documents for court cases and compliance mandates.

Restructuring Charge

In July 2005, Open Text announced a restructuring of its operations relating primarily to a reduction of its workforce and abandonment of excess facilities. The Company expects to take a charge of approximately $25 million to $30 million as a result of this restructuring. In addition, the Company expects that 60% of this expense will be incurred relating to personnel costs and 40% on account of facilities. The majority of the significant actions to be initiated under this restructuring will be completed in the first six months of the Fiscal 2006 year.

As of the current date, approximately 15% of the Company’s workforce has been terminated and the Company expects to eventually close 27 offices worldwide. The Company’s near-term focus is about increasing profitability, which it is addressing by streamlining its organization with its recent restructuring. The long-term focus is about adapting to long-term changes in the ECM marketplace and by broadening its integrations and relationships with other vendors.

Executive Transition

In addition to his role as President, John Shackleton assumed the role of CEO effective July 1, 2005, replacing P. Thomas Jenkins. In his seven years at Open Text as President, John has led the transformation of Open Text from a single product technology company to a global solutions organization. During that time, John has recruited and developed an experienced management team, and has been instrumental in the integration of a variety of acquisitions. In the role of CEO, John will continue to oversee all the operations of the business and will be the primary communicator for Open Text business activities.

Effective July 1, 2005, P. Thomas (“Tom”) Jenkins assumed the role of Executive Chairman and Chief Strategy Officer for Open Text. In this role, Tom will remain a full-time employee, concentrating on leading certain strategic activities of the organization including potential acquisitions. Tom will serve an integral role ensuring that management is acting through its strategies, decisions and actions in the long-term interests of all the Company’s shareholders. In addition to encouraging a professional environment and productive process for the Board of Directors, Tom will also assist in setting the Company’s policy for communications with all stakeholders.

Anik Ganguly, took on an expanded role in Fiscal 2005 as Executive Vice President Operations, assuming responsibility for Business Segment Management, as well as the functions of Information Systems & Technology, Human Resources, Real Estate & Facilities Management and Legal.

Expiry of Outstanding Warrants

During Fiscal 2005, 2,376,681 warrants to acquire Common Shares that had been issued in connection with the acquisition of IXOS expired unexercised. The warrants had a carrying value of $22.3 million and this amount was reclassified into additional paid-in capital from warrants issued, within shareholders’ equity.

Waterloo Building

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario, with the objective of consolidating its existing facilities in Waterloo. The facility will consist of four floors and will occupy approximately 112,000 square feet. The cost of this project has been estimated to be approximately $14 million. The Company has financed this investment through its working capital. As of June 30, 2005, approximately $9.7 million had been capitalized on this project. The Company expects that its staff will commence usage of this facility before the end of the 2005 calendar year.

Significant Accounting Policies and Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on its Consolidated Financial Statements, which are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company re-evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

Open Text believes that the accounting policies described below are critical to understanding its business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of its Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Company’s Consolidated Financial Statements. Management has discussed the development, selection and application of its critical accounting policies with the audit committee of its board of directors, and the Company’s audit committee has reviewed its disclosure relating to its critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding the Company’s Consolidated Financial Statements. The notes to the Consolidated Financial Statements contain additional information related to the Company’s accounting policies and should be read in conjunction with this discussion.

The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Revenue

Open Text currently derives all of its revenues from licenses of software products and related services. The accounting related to revenue recognition is complex and affected by interpretations of the rules and an understanding of industry practices. As a result, revenue recognition accounting rules require the Company to make significant judgments. Revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and to the extent applicable, Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition.”

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require additional services to be delivered that are essential to the functionality of the software.

(i) Persuasive Evidence of an Arrangement Exists—The Company determines that persuasive evidence of an arrangement exists with respect to a customer under (a) an executed license agreement, which is signed by both the customer and the Company, or (b) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a license agreement with the Company or will receive a shrink-wrap license agreement with the software. Open Text does not offer product return rights to end-users or resellers.

(ii) Delivery has Occurred—The software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at shipment.

(iii) The Fee is Fixed or Determinable—If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

(iv) Collectibility is Probable—The Company determines whether collectibility is probable on a case-by-case basis. The Company generates a high percentage of license revenue from the current customer base, for which there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon the review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element in the arrangement using the residual value approach. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. All of the elements included in the multiple-element arrangements have been analyzed and it has been determined that there is sufficient VSOE to allocate revenue to consulting services and to post-contract customer support (“PCS”) components of the license arrangements. The Company sells consulting services separately, and it has established VSOE for these services on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the respective term of the maintenance contract, typically one year.

Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, the Company determines VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenue from these services is recognized at the time such services are rendered as the time is incurred by the Company.

The Company also occasionally enters into contracts that are primarily fixed fee arrangements to render specific consulting services. The percentage of completion method is applied to these more complex contracts that involve the provision of services relating to the design or building of complex systems, because these services are essential to the functionality of other elements in the arrangement. Under this method, the percentage of completion is calculated based on actual hours incurred compared to the estimated total hours for the services under the arrangement. For those fixed fee contracts where the services are not essential to the functionality of a software element, the proportional performance method is applied to recognize revenue. Revenues from training and integration services are recognized in the period in which these services are performed.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Purchase price allocations in business combinations

The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value, amongst other opening balance sheet items, any intangible assets acquired at the date of acquisition. Intangible assets include acquired technology and customer relationships.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis.

Customer relationships represent relationships that are with certain customers on contractual or legal rights and are considered separable. These contractual relationships were acquired by Open Text through business combinations and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized over their useful lives.

The valuation of these assets is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. If management makes judgments or estimates that differ from actual circumstances, Open Text may be required to write-off certain of its intangible assets.

The Company continually evaluates the remaining useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Impairment of long-lived assets and goodwill

The Company accounts for the impairment and disposition of long-lived assets in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long–Lived Assets” (“SFAS 144”). The Company tests long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value.

Similarly, in accordance with FASB SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to annually test the value of goodwill. This testing requires management to make estimates of the market value of its various reporting units. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs the annual impairment testing on goodwill on April 1 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. Over the past two years, the value of the reporting units has exceeded their book value. Based on currently available information, management does not anticipate that an impairment of goodwill will occur in the foreseeable future, although there can be no assurances that at the time a future review is completed, a material impairment charge will not be required and recorded.

Allowance for doubtful accounts

Open Text maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company evaluates the credit worthiness of its customers prior to order fulfillment and based on these evaluations, adjusts credit limits to the respective customers. In addition to these evaluations, the Company conducts on-going credit evaluations of the customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, its historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2005 and 2004. Actual collections could differ materially from the Company’s estimates.

Income taxes

Open Text accounts for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using the enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not, that such a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

In addition, the Company is subject to examinations by taxation authorities of the jurisdictions in which it operates in the normal course of operations. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision of income and other taxes.

Restructuring charges

Open Text records restructuring charges relating to contractual lease obligations and other exit costs in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.

The Company records restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112 “Accounting for Post Employment Benefits” (“SFAS 112”). SFAS 112 applies to post-employment benefits provided to employees under on-going benefit arrangements. In accordance with SFAS 112, the Company records such charges to restructuring, when the termination benefits are capable of being determined or estimated in advance from either the provisions of Open Text’s policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sublease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances.

Litigation

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

Recently Issued Accounting Pronouncements

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

Share-Based compensation

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”). The new Statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

Results of Operations

Overview

The following table presents an overview of selected financial data of the Company.

	Fiscal Year			% Change from Fiscal Year
(in thousands)	2005	2004	2003	2004 to 2005	2003 to 2004
Total revenue	$414,828	$291,058	$177,725	42.5%	63.8%
Cost of revenue	125,993	78,402	45,197	60.7%	73.5%
Gross profit	288,835	212,656	132,528	35.8%	60.5%
Operating expenses	259,527	182,187	105,610	42.5%	72.5%
Income from operations	29,308	30,469	26,918	(3.8)%	13.2%
Gross margin	69.6%	73.1%	74.6%
Operating margin	7.1%	10.5%	15.1%
Net income	$20,359	$23,298	$27,757	(12.6)%	(16.1)%

Revenue

Total revenue increased by $123.8 million or 42.5% in Fiscal 2005 (“2005”) compared to Fiscal 2004 (“2004”) due to a combination of the following:

•	License revenue growth of $14.9 million;

•	Customer support revenue growth of $70.4 million; and

•	Service revenue growth of $38.5 million.

During Fiscal 2005 Open Text had 16 transactions that were greater than $1 million dollars, and average deal size on an annual basis was approximately $250,000. No single customer contributed more than 10% of total revenue during the year.

The IXOS acquisition (which was included in the results for the last four months of 2004 and for the full year in 2005) together with other acquisitions made during 2004 and 2005 acquisitions (Artesia, Vista and Optura) substantially drove this increase in total revenue as follows:

•	IXOS: $86.4 million;

•	Other 2004 acquisitions: $4.5 million;

•	2005 acquisitions: $22.2 million; and

•	The remaining $10.7 million was caused by organic growth in the Company’s business.

Total revenue increased by $113.3 million or 63.8% in 2004 compared to Fiscal 2003 (“2003”) due to a combination of the following:

•	License revenue growth of $45.7 million;

•	Customer support revenue growth of $45.7 million; and

•	Service revenue growth of $21.9 million.

The increase in 2004 revenue can be attributed in part to the acquisitions of IXOS, Gauss and DOMEA eGovernment. These acquisitions accounted for $86.0 million of additional revenue in 2004 while the remaining $27.3 million of the increase was caused by organic growth in the Company’s business.

Gross Margin

Gross margin declined from 74.6% in 2003, to 73.1% in 2004, to 69.6% in 2005.

Overall, the decline in gross margin was due to the change in the Company’s revenue-product mix:

•	License revenues, which yield higher margins, declined from 42.8% of total revenues in 2003 to 41.8% in 2004 to 32.9% in 2005.

•	Customer support revenues, which yield lower margins, increased, as a percentage of total revenue, from 35.5% in 2003 to 37.4% in 2004 to 43.2% in 2005.

•	Service revenues, which also yield lower margins, decreased from 21.7% of total revenue in 2003 to 20.8% in 2004, but increased to 23.9% of total revenue in 2005.

A full discussion of each of the above metrics follows after the quarterly overview.

Quarterly Overview

The following table summarizes selected un-audited quarterly financial data for the past eight fiscal quarters:

	Fiscal 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Total revenues	$109,373	$105,167	$114,692	$85,596
Gross profit	76,142	72,405	80,994	59,294
Net income (loss)	$5,033	$5,342	$10,970	$(986)
Earnings (loss) per share:
Basic	$0.10	$0.11	$0.22	$(0.02)
Diluted	$0.10	$0.10	$0.21	$(0.02)

	Fiscal 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Total revenues	$104,984	$80,215	$61,674	$44,185
Gross profit	74,197	60,005	45,944	32,510
Net income	$8,973	$3,279	$7,692	$3,354
Earnings per share:
Basic	$0.19	$0.07	$0.19	$0.08
Diluted	$0.16	$0.07	$0.18	$0.08

The Company experienced significant variations in revenues, expenses and gross profit from quarter to quarter and such variations are likely to continue. Quarterly revenues, expenses and gross profit are affected by a variety of factors, including, amongst other things, the timing of large enterprise transactions, acquisitions, seasonality of economic activity, and to some degree the timing of capital spend by the Company’s customers.

The results for any quarter are not necessarily indicative of future quarterly results, and the Company believes that period-to-period comparisons should not be relied upon as an indication of future performance.

Outlook for 2006

The Company’s outlook for 2006 is to focus on near-term profitability by streamlining its operations in terms of the restructuring announced in July 2005. Additionally, the Company will continue to adapt to long-term changes in the ECM marketplace and increase its focus on marketing its archiving records management as the on-ramp to ECM sales and expanding its partner program.

Revenues

Revenue by Product Type

The following tables set forth the increase in revenues by product and as a percentage of the related product revenue for the periods indicated:

(In thousands)	2005	2004-2005 Change in %	2004	2003-2004 Change in %	2003
License	$136,522	12.2%	$121,642	60.1%	$75,991
Customer support	179,178	64.7%	108,812	72.5%	63,091
Services	99,128	63.6%	60,604	56.8%	38,643

Total	$414,828	42.5%	$291,058	63.8%	$177,725

(% of total revenue)	2005	2004	2003
License	32.9%	41.8%	42.8%
Customer support	43.2%	37.4%	35.5%
Services	23.9%	20.8%	21.7%

Total	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased in 2005, compared to 2004, by 12.2% or $14.9 million. The Company generated approximately $26 million in revenue from acquisitions and approximately $6 million related to the positive impact of foreign exchange rates. This increase was offset by the discontinuance of unprofitable revenue streams obtained through acquisitions. In addition, 2005 revenue was negatively impacted by a shift in the Company’s business model that saw customers increasingly interested in buying, substantially, a full ECM platform, which had the impact of lengthening the sales cycle and close process for new deals and deals in the pipeline. Further, sales were impacted due to the Company’s need to partially rebuild its North American sales force, during the year, to meet the needs of its evolving business model. Finally, the large drop in the Euro during the fourth quarter had the effect of delaying purchase decisions with respect to several of the Company’s large European customers. For these reasons, the Company’s organic growth decreased in 2005.

License revenue increased in 2004, compared to 2003, by 60.1% or $45.7 million. Of this increase, $34.0 million of the increase was due to the impact of acquisitions made in 2004. These acquisitions accounted for approximately 75% of the year-to-year growth. Of the remaining growth, $3.7 million related to a full inclusion of 2003 acquisitions. The Company’s organic growth relating to license revenue was 14% during 2004 as compared with 2003.

Customer Support Revenue

Customer support revenue consists of revenue from the Company’s software maintenance contracts and customer support agreements. Typically the term of these maintenance contracts is twelve months with customer renewal options, and the Company has historically experienced a 90% renewal rate, thus contributing greatly to its customer support revenue. Customer support revenue is directly related to software licenses sold in prior periods.

Customer support revenues increased 64.7% from $108.8 million in 2004 to $179.2 million in 2005. The increase in customer support revenues resulted from several factors. Customer support revenues related to the 2004 and 2005 acquisitions accounted for approximately 47% and 8%, respectively, of the revenue growth. The increase in the number of licenses granted in 2004, which resulted in an increased number of maintenance contracts, contributed to the growth in customer support revenues in 2005. Moreover, the Company continued to experience very strong service support contract renewal rates for all of its products, which also contributed to the growth in customer support revenue.

Customer support revenues increased 72.5% from $63.1 million in 2003 to $108.8 million in 2004. Customer support revenues related to the 2004 acquisitions accounted for approximately 65% of the revenue growth achieved during 2004 compared to 2003. Of the remaining 35%, $5.5 million related to companies acquired during 2003 which were not included in fiscal results for the entire Fiscal 2003. The remainder resulted from increased licenses in 2003 and continued high maintenance renewal rates.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenues increased 63.6% from $60.6 million in 2004 to $99.1 million in 2005. Service revenues related to 2005 acquisitions represented 10% of the growth while 2004 acquisitions represented approximately 45% of the growth. In 2005, the Company completed the integration of the 2004 acquisitions (most notably IXOS), aligning services with the sales verticals for consistent teaming on strategic accounts as well as delivering repeatable services solutions (as opposed to trying to deliver unique consulting solutions to each customer), which resulted in the growth in these revenues.

Service revenues increased 56.8% from $38.6 million in 2003 to $60.6 million in 2004. Service revenues related to 2004 acquisitions accounted for all of the revenue growth achieved in this period. Without the impact of the 2004 acquisitions, the Company’s organic service revenues would have declined by approximately 5% as a result of the continued challenging market for service engagements globally. During this period, many of the customers addressed their service needs with in-house personnel as opposed to using third-parties.

Revenue and Operating Margin by Segment

The following table sets forth information regarding the Company’s revenue by geography

Revenue by Geography

(In thousands)	2005	2004	2003
North America	$173,767	$136,346	$102,221
Europe	215,401	138,192	70,805
Other	25,660	16,520	4,699

Total	$414,828	$291,058	$177,725

% of Total Revenue	2005	2004	2003
North America	41.9%	46.8%	57.5%
Europe	51.9%	47.5%	39.8%
Other	6.2%	5.7%	2.7%

Total	100.0%	100.0%	100.0%

North America

The North America geographic segment includes Canada, the United States and Mexico.

Europe

The Europe geographic segment includes Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom.

While revenues in all geographies are a growing reflection of increasing maintenance revenues, acquisitions, and currency movement, the mix of revenue by geography is shifting toward Europe due to the acquisition of IXOS in March 2004. IXOS generates approximately 70% of the revenue in Europe. Further, the existence of a strong experienced sales force in Europe enhanced sales, particularly in the UK and Germany, while the Company rebuilt its North American sales group.

Other

The “other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

The Company’s overall revenue contribution from these markets slightly outpaced that of the other geographic segments due to good performance by specific sales teams and partners. The Company’s investments in these markets are based on the proven performance of those regional teams balanced with other factors such as regional, economic and political conditions.

Adjusted Operating Margin by Significant Segment

The following table provides a summary of the Company’s adjusted operating margins by significant segment.

	2005	2004	2003
North America	13.6%	16.0%	18.6%
Europe	12.4%	19.9%	17.0%

The above adjusted operating margins are calculated based on net income before including the impact of amortization, interest, other income (expense), restructuring charges and income taxes. The adjusted operating margins have decreased in all geographies in 2005 due to the Company’s changing business model, whereby customers are increasingly interested in a complete ECM platform which involves a larger dollar value transaction. This has the effect of lengthening lead times for new and existing opportunities. The decrease in adjusted operating margins in Europe in 2005 versus 2004 is due to the fact that 2004 included the results of IXOS from March 1, 2004. This resulted in a higher adjusted operating margin from IXOS than would have been realized on an annual basis due to the timing/seasonality of revenue and expenses. In addition, the rapid devaluation of the Euro in late 2005 triggered deferrals of customer purchases late into the year.

A reconciliation of the Company’s adjusted operating margin to net income as reported in accordance with U.S. GAAP is provided in Note 15 of the accompanying consolidated financial statements.

For 2006, Open Text is focused on increasing profit levels while positioning the Company to take advantage of market opportunities. The Company has announced it will take a restructuring charge in its first and second quarter of Fiscal 2006 to reduce staffing levels by approximately 15% and close, or downsize 27 facilities.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

(In thousands)	2005	2004-2005 Change in %	2004	2003-2004 Change in %	2003
License	$11,540	7.0%	$10,784	64.6%	$6,550
Customer Support	33,086	63.0%	20,299	95.1%	10,406
Service	81,367	72.0%	47,319	67.6%	28,241

Total	$125,993	60.7%	$78,402	73.5%	$45,197

Gross Margin %	2005	2004	2003
License	91.5%	91.1%	91.4%
Customer Support	81.5%	81.3%	83.5%
Service	17.9%	21.9%	26.9%

Total	69.6%	73.1%	74.6%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues increased as the Company’s license revenues increased, but the gross margin on licenses has remained stable over 2005, 2004 and 2003 due to the fact that the Company’s overall cost structure has remained relatively unchanged.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 63.0% from $20.3 million in 2004 to $33.1 million in 2005. The majority of the increase is attributable to personnel costs related to 2004 acquisitions. Whereas historically the Company’s support personnel have been located predominantly in North America, the Company’s European based 2004 acquisitions have made Europe as significant as North America with respect to support personnel. The increased number of personnel in the Company’s customer support organization also drove increases in other expenses including communication, travel and office expenses. The gross margins on customer support were relatively flat at 81.3% in 2004 and 81.5% in 2005. This management of expenses represents the rationalization of the global support model (focusing on three major support sites versus multiple sites) and the integration of 2004 and 2005 acquisitions while managing the higher cost structures of the 2004 acquisitions.

Cost of customer support revenues increased 95.1% from $10.4 million in 2003 to $20.3 million in 2004, primarily as a result of increased personnel costs related primarily to the 2004 acquisitions.

Customer support personnel increased from 140 at the end of 2003 to 238 at the end of 2004. The increased number of personnel in the Company’s customer support organization drove increases in other expenses including communication, travel and office expenses. Occupancy costs increased during 2004 commensurate with the increase in facilities due to 2004 acquisitions. The gross margins on customer support decreased from 83.5% in 2003 to 81.3% in 2004. This decrease reflected the fact that the companies acquired during 2003 had higher cost structures than the Company’s core operations and in 2004 the Company had not yet fully realized the synergies from their integration.

Cost of service revenues

Cost of service revenues consist primarily of the costs of providing integration, customization and training with respect to the Company’s various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased 72.0% from $47.3 million in 2004 to $81.4 million in 2005. Cost of service revenues as a percentage of service revenues increased from 78.1% in 2004 to 82.1% in 2005. Additional costs assumed as a result of the 2004 acquisitions accounted for the entire increase in cost of service revenues. The general mix of expenses associated with the cost of service revenues for the 2004 acquisitions is generally consistent with that of the Company’s core business, with personnel, subcontracting and travel representing approximately three quarters of the expense in this area. The Company’s European based 2004 acquisitions have made the service cost structure higher as a percentage of revenue.

Cost of service revenues increased 67.6% from $28.2 million in 2003 to $47.3 million in 2004. The primary reasons for the increased cost of service revenue were the additional costs assumed from the 2004 acquisitions:

•	60% of the total increase in cost of service revenue was the result of the IXOS acquisition. Most of the remaining increase was largely comprised of expenses coming from the Gauss and DOMEA eGovernment acquisitions.

•	Higher billing utilization rates were experienced during 2004 than in 2003; and

•	The number of service personnel increased from 229 at the end of 2003 to 475 employees at the end of 2004. This increase in headcount was driven by the 2004 acquisitions which occurred primarily in Europe. At the end of 2004 approximately 70% of the service organization personnel were in Europe, an increase of approximately 40% over 2003.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2005	2005-2004 Change in %	2004	2004-2003 Change in %	2003
Research and development	$65,139	49.3%	$43,616	48.7%	$29,324
Sales and marketing	114,553	31.1%	87,362	60.2%	54,532
General and administrative	46,110	102.3%	22,795	68.7%	13,509
Depreciation	11,040	55.4%	7,103	41.8%	5,009
Amortization of acquired intangible assets	24,409	115.9%	11,306	249.4%	3,236
Provision for (recovery of) restructuring charge	(1,724)	N/A	10,005	N/A	—

Total	$259,527	42.5%	$182,187	72.5%	$105,610

(in % of total revenue)	2005	2004	2003
Research and development	15.7%	15.0%	16.5%
Sales and marketing	27.6%	30.0%	30.7%
General and administrative	11.1%	7.8%	7.6%
Depreciation	2.7%	2.4%	2.8%
Amortization of acquired intangible assets	5.9%	3.9%	1.8%
Provision for (recovery of) restructuring charge	(0.4)%	3.4%	0%

Research and development expenses

Research and development expenses consist primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs.

Research and development expenses have remained relatively stable as a percentage of revenue during 2005, 2004 and 2003.

Research and development expenses increased 49.3% from $43.6 million in 2004 to $65.1 million in 2005 and, as a percentage of total revenues, increased slightly from 15.0% in 2004 to 15.7% in 2005. The increase in research and development expense in 2005 over 2004 relates primarily to an increase of approximately $13.6 million in expenses relating to IXOS and 2005 acquisitions, and an additional $3.2 million relating to increased personnel costs. The balance of the increase relates to the increased spending in the Company’s core development organization relating to the integration of IXOS archiving products with Open Text’s Livelink records management and collaboration products. In 2006, the Company expects to increase its spending relating to the extension and enhancement of its Microsoft and SAP interfaces.

Research and development expenses increased 48.7% from $29.3 million in 2003 to $43.6 million in 2004 and, as a percentage of total revenues, decreased slightly from 16.5% in 2003 to 15.0% in 2004. The increase in research and development expenses in absolute dollars in 2004 resulted primarily from approximately $12.0 million of additional expenses incurred as part of the integration of the development organizations from the 2004 acquisitions, primarily IXOS. The balance of the increase is attributable to increased spending within the Company’s core development organization, which recorded an additional $4 million in operating expenses during Fiscal 2004. These expenses were partially offset by increased tax credits associated with qualifying research and development activities of $2 million. Development personnel increased from 305 at the end of 2003 to 546 at the end of 2004.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs related to sales and marketing personnel, as well as costs associated with advertising and trade shows.

The Company has increased spending on marketing due to the fact that ECM is becoming a more viable, growing segment of the software market. As such, the Company placed additional emphasis on marketing initiatives in the past several fiscal years in an effort to be globally regarded as the ECM market leader.

Sales and marketing expenses increased 31.1% from $87.4 million in 2004 to $114.6 million in 2005. The absolute dollar increase in sales and marketing expenses in 2005 relates to an increase of $14.9 million relating to the impact of IXOS. Additionally, the Company spent an additional $4.5 million on labor costs, $2.1 million on increased marketing expenses and $2.4 million on increased commissions to sales staff, related to an increased number of license sales. The rest of the increase relates to core operational spending on training, travel, recruitment and other miscellaneous costs. Additionally, sales and marketing personnel increased from 498 individuals at the end of 2004 to 514 at the end of 2005.

Sales and marketing expenses increased 60.2% from $54.5 million in 2003 to $87.4 million in 2004. Sales and marketing expenses as a percentage of total revenues were relatively constant. The majority of the increase in sales and marketing expense in absolute dollars was the result of costs added because of the 2004 acquisitions. Sales and marketing personnel increased from 322 at the end of 2003 to 498 at the end of 2004.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased 102.3% from $22.8 million in 2004 to $46.1 million in 2005, and increased from 7.8% to 11.1% of total revenues in the same period. The absolute dollar increase in general and administrative expenses in 2005 over 2004 relates to an increase of $9.1 million relating to the impact of the IXOS acquisition. Additionally, in 2005, the Company spent an additional $3.4 million on labor costs, $2.7 million on consulting costs, and $5.6 million as a result of separate public company costs, including additional audit fees, and Sarbanes-Oxley compliance fees. General and administrative personnel increased from 348 individuals at the end of 2004 to 389 at the end of 2005.

General and administrative expenses increased 68.7% from $13.5 million in 2003 to $22.8 million in 2004, and increased slightly from 7.6% to 7.8% of total revenues in the same period. Over half of the increase in general and administrative expenses related to the 2004 acquisitions. Half of the remaining increase related to increased personnel that the Company added to maintain the size and scope of its needs as it continued to grow. Total general and administrative personnel increased from 200 at the end of 2003 to 348 at the end of 2004. The remainder of the increase in general and administrative expenses was comprised of higher spending in a number of areas, including compliance with new legislation including the Sarbanes-Oxley Act, as well as consulting and travel resulting from acquisition activities.

Depreciation expenses

Depreciation expenses increased by 55.4% or $3.9 million in 2005 compared to 2004 as a direct result of the increased value of capital assets acquired and additions through business acquisitions.

Depreciation expenses increased by 41.8% or $2.1 million in 2004 compared to 2003 as a direct result of the increased value of capital assets acquired and additions through business acquisitions.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of acquired technology and customer assets.

Amortization of acquired intangible assets increased 115.9% from $11.3 million in 2004 to $24.4 million in 2005. The increase is due to the impact of the 2005 acquisitions and a full year’s amortization of the IXOS intangible assets, versus four months amortization in the prior year. Because the amortization of acquired intangible assets is only included from the date of acquisition, this expense continued to increase substantially in 2005 when a full year amortization was recorded for the 2004 acquisitions.

The increase in 2004, over 2003, was principally the result of acquisitions during 2004, which accounted for 69% of the increase since the size of acquisitions completed during 2004 was far greater than those completed in any previous fiscal year.

Provision for (recovery of) restructuring charges

In March 2004, the Company recorded a restructuring charge of $10.0 million relating to its North America segment. This charge consisted primarily of:

•	Costs associated with workforce reduction of $5.7 million;

•	Excess facilities associated with the integration of IXOS of $3.3 million; and

•	Write down of capital assets and miscellaneous costs of $1.0 million.

As of June 30, 2004, $4.1 million of this provision had been expended with the outstanding balance of $5.9 million distributed as follows:

•	Costs associated with workforce reduction of $3.3 million; and

•	Excess facilities associated with the integration of IXOS of $2.6 million.

As of the end of the third quarter of 2005, the Company recorded a recovery of $1.7 million consisting of $1.4 million relating to the provision for workforce reduction and $301,000 relating to the provision for excess facilities. This recovery was made as a result of a number of decisions that were made regarding actions still to take place as compared to the original restructuring plan and these decisions necessitated an adjustment to the original restructuring plan.

The Company expects that the provision relating to facility costs will be expended by 2014 and the provision related to employee severance by 2006.

Other income (expense)

Other income (expense) for the year ended June 30, 2005, includes $754,000 relating to interest charges and legal costs incurred on the settlement of the action brought against the Company by the Harold L. Tilbury and Yolanda O. Tilbury, Trustees of the Harold L. Tilbury Jr. and Yolanda O. Tilbury family Trust and realized foreign exchange losses of $1.8 million. The IXOS acquisition contributed $309,000 to this foreign exchange loss in comparison to $273,000 in 2004.

Income taxes

During 2005, the Company recorded a tax provision of $7.0 million compared to $7.3 million during 2004.

The Company’s recognized deferred tax asset of $46.8 million arises from available income tax losses and future income tax deductions. The Company’s ability to use these income tax losses and future income tax deductions is dependent upon the Company generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $39.4 million is made up of two components. The first component relates to $35.0 million arising from the amortization of timing differences relating to acquired intangible assets and future income inclusions. The second component of $4.4 million relates to deferred tax credits arising from non capital losses acquired at a discount on asset acquisitions which will be included in income as the non capital losses are utilized. The Company records a valuation allowance against deferred income tax assets when it believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, the Company has determined that a valuation allowance of $127.6 million is required in respect of its deferred income tax assets as at June 30, 2005. A valuation allowance of $126.9 million was required for the deferred income tax assets as at June 30, 2004. This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the year in certain foreign jurisdictions. In order to fully utilize the recognized deferred income tax assets of $46.8 million, Open Text will need to generate aggregate future taxable income in applicable jurisdictions of approximately $133.0 million. Based on the Company’s current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that the Company will realize the benefit of the recognized deferred income tax assets at June 30, 2005. Deferred tax assets associated with the acquisition of IXOS were substantially offset by a valuation allowance.

Canadian Supplement

Canadian securities regulations allow issuers that are required to file reports with the SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. The Company has provided the following supplemental information to highlight the significant differences that would have resulted in the MD&A had it been prepared using Canadian GAAP information.

The principal continuing reconciling differences that affect consolidated net income under Canadian GAAP are the purchase price allocation to research and development activities for which there is no alternative future use, stock-based compensation and recording of the minimum pension liability.

See note 19 of the accompanying consolidated financial statements for a reconciliation from U.S. GAAP to Canadian GAAP, including a description of the material differences affecting the Company’s consolidated statements of income and consolidated balance sheets. There were no significant differences affecting the consolidated statements of cash flows.

Liquidity and Capital Resources

The following table summarizes the changes in the Company’s cash and cash equivalents and cash flows over the periods indicated:

(in thousands)	June 30, 2005	June 30, 2004	Change in %
Cash and cash equivalents	$79,898	$156,987	(49.1)%
Net cash provided by (used in):
Operating activities	57,264	37,519	52.6%
Investing activities	(77,383)	(19,613)	294.5%
Financing activities	(58,920)	21,936	(368.6)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $77.1 million from $157.0 million as of June 30, 2004 to $79.9 million at June 30, 2005. This reduction relates primarily to repurchases of Common Shares, payments made for acquisitions, and construction of the Waterloo building, offset by positive operating cash flows. Each of these factors is discussed in more detail below.

Net Cash Provided by Operating Activities (“Operating Cash Flow”)

The Company’s primary source of operating cash flow is its positive net income. Operating cash flow is also impacted by changes in working capital accounts. The changes in accounts receivables and deferred revenue in 2005 of $6.5 million and $7.2 million respectively, had the largest positive working capital impact on the Company’s cash flows. The Company was successful in reducing the Days Sales Outstanding in 2005 by four days from 71 to 67 days, which has led to accounts receivable having a positive impact on operating cash flow. Additionally, the Company’s ability to maintain strong maintenance contract renewal rates contributed to positive operating cash flow results in respect of deferred revenue. The reduction in accounts payable in 2005 of $2.8 million has served to reduce the Company’s available cash balances.

Net Cash Used in Investing Activities

Net cash used in investing activities was $77.4 million in 2005 compared to $19.6 million in 2004. Capital spending relating to the construction of the Waterloo building was the primary component of the amount spent on capital assets of $17.9 million. Additionally the Company spent $31.5 million on the three acquisitions concluded in 2005 and $13.8 million for additional purchases of IXOS shares.

Net Cash Used in Financing Activities

Net cash used in financing activities was $58.9 million in 2005 compared to net cash provided by financing activities of $21.9 million in 2004. This use of cash was driven primarily by the repurchase of 3,558,700 Common Shares, for an aggregate purchase price of $63.8 million, and a $2.2 million repayment of a short-term loan, offset partially by $6.4 million of proceeds received from the issuance of Common Shares on the exercise of stock options and warrants and pursuant to the Company’s Employee Stock Purchase Plan.

The Company has a CDN $10.0 million (U.S. $8.1 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2005 and 2004. The line of credit bears interest at the lender’s prime rate plus 0.5% and is cancelable at any time at the option of the bank. Open Text has pledged certain of its assets including an assignment of accounts receivable as collateral for this line of credit.

The Company financed its operations and capital expenditures primarily with cash flows generated from operations and with the proceeds from sales of its Common Shares. The Company anticipates that its cash and cash equivalents and available credit facilities will be sufficient to fund its anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next 12 months. The Company may need to raise additional funds however, in order to fund more rapid expansion of its business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders may be reduced, its shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of its current shareholders. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of unanticipated opportunities or develop or enhance its services or products would be significantly limited.

Commitments and Contractual Obligations

The Company has entered into operating leases for premises, computer equipment and vehicles with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$111,256	$17,223	$38,243	$35,777	$20,013
Purchase obligations	7,224	6,019	1,042	137	26

	$118,480	$23,242	$39,285	$35,914	$20,039

Included in the above balance is $9.2 million of rental income from properties sub-leased by the Company. Also included in the above balance is an amount of approximately $43.6 million relating to payments in connection with facilities that have been identified as excess facilities. This amount has been included in both acquisition-related and restructuring accruals in the consolidated financial statements.

In July 2004, Open Text entered into a commitment to construct a building in Waterloo, Ontario with a view of consolidating its existing Waterloo facilities. In October 2004, based on a need for additional space beyond the original commitment, Open Text agreed, in principle, to a commitment to construct an additional floor to the building. Currently the Company does not expect to further expand the scope of this project. The cost of this project is estimated to be approximately $14 million. The Company has financed this investment through its working capital. As of June 30, 2005, approximately $9.7 million has been spent to date on this project.

In August 2005, the Domination Agreement with IXOS which had been contested by certain IXOS shareholders was settled as a result of an out of court settlement that was ratified by the court on August 9, 2005. Additionally, in August 2005, the contestation regarding the agreement of control relating to the acquisition of Gauss was settled in relation to two shareholders’ suits against the resolutions of the shareholders’ meetings of December 23, 2003. Amounts of $98,307 and $126,047 were incurred, respectively, for the fiscal year ended June 30, 2005 for this settlement.

Open Text is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Risk Factors That May Affect Future Results

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following statements and elsewhere in this Annual Report on Form 10-K, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline. Such risks are further discussed from time to time in the Company’s filings with the SEC.

If the Company does not continue to develop new technologically advanced products, future revenues will be negatively affected

Open Text’s success will depend on its ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. Open Text continues to enhance the capability of its Livelink software to enable users to form workgroups and collaborate on intranets and the Internet. The Company increasingly must integrate software licensed or acquired from third parties with its own software to create or improve its products. These products are key to the success of the Company’s strategy, and the Company may not be successful in developing and marketing these and other new software products and enhancements. If the Company is unable to successfully integrate the technologies licensed or acquired from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, the Company’s operating results will materially suffer. In addition, if new industry standards emerge that the Company does not anticipate or adapt to, the Company’s software products could be rendered obsolete and its business would be materially harmed.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

Open Text intends to pursue its strategy of growing the capabilities of its ECM software offerings through the in-house research and development of new product offerings. The Company continues to enhance Livelink and many of its optional components to continue to set the standard for ECM capabilities, in response to customer requests. The primary market for Open Text’s software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

Current and future competitors could have a significant impact on the Company’s ability to generate future revenue and profits

The markets for the Company’s products are intensely competitive, subject to rapid technological change and are evolving rapidly. The Company expects competition to increase and intensify in the future as the markets for the Company’s products continue to develop and as additional companies enter each of its markets. Numerous releases of products that compete with those of the Company are continually occurring and can be expected to continue in the near future. The Company may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition was to otherwise develop, the Company would likely be forced to lower its prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for the Company.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company’s operating results

Open Text continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the current year’s acquisitions, create risks such as the need to integrate and manage the businesses and products acquired with the business and products of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

Businesses acquired by the Company may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with those of the Company

The Company has a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, the Company seeks to implement its disclosure controls and procedures and internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of the Company’s disclosure controls and procedures and internal controls over financial reporting at an acquired company may be a lengthy process. Typically the Company conducts due diligence prior to consummating an acquisition, however, the Company’s integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting of an acquired company. The Company expects that the process involved in completing the integration of the Company’s own disclosure controls and procedures and internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, the Company may not be in a position to comply with its periodic reporting requirements and the Company’s business and financial condition may be materially harmed.

The length of the Company’s sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

Because the decision by a customer to purchase the Company’s products often involves relatively large-scale implementation across the customer’s network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete. Over the past fiscal year, the Company has experienced a lengthening of its sales cycle as customers include more personnel in the decision-making process and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. If a customer’s decision to license the Company’s software is delayed and the installation of the Company’s products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause the Company’s revenues to be lower than expected in a particular period.

The Company’s international operations expose the Company to business risks that could cause the Company’s operating results to suffer

Open Text intends to continue to make efforts to increase its international operations and anticipates that international sales will continue to account for a significant portion of its revenue. The Company has increased its presence in the European market, especially since its acquisition of IXOS. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose the Company to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose the Company to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect the Company’s results of operations. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, the Company’s operating results will suffer. Moreover, in any given quarter, exchange rates can impact revenue adversely.

The Company’s products may contain defects that could harm the Company’s reputation, be costly to correct, delay revenues, and expose the Company to litigation

The Company’s products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, or, if discovered, the Company may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite tests carried out by the Company on all its products, the Company may not be able to fully simulate the environment in which its products will operate and, as a result, the Company may be unable to adequately detect design defects or software errors inherent in its products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in the Company’s products could result in loss of, or delay in market acceptance of the Company’s products, and alleviating such errors and failures in the Company’s products could require significant expenditure of capital and other resources by the Company. The harm to the Company’s reputation resulting from product errors and failures would be damaging to the Company. The Company regularly provides a warranty with its products and the financial impact of these warranty obligations may be significant in the future. The Company’s agreements with its strategic partners and end-users typically contain provisions designed to limit the Company’s exposure to claims, such as exclusions of all implied warranties and limitations on the availability of consequential or incidental damages. However, such provisions may not effectively protect the Company against claims and related liabilities and costs. Although the Company maintains errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect the Company’s financial condition.

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

A reduction in the number or sales efforts by distributors could materially impact the Company’s revenues

A significant portion of the Company’s revenue is derived from the license of its products through third parties. The Company’s success will depend, in part, upon its ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. The Company may not be able to retain a sufficient number of its existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing the Company’s products. The performance of third party distributors is largely outside the control of the Company and the Company is unable to predict the extent to which these distributors will be successful in marketing and licensing the Company’s products. A reduction in sales efforts, a decline in the number of distributors, or the discontinuance of sales of the Company’s products by its distributors could lead to reduced revenue.

The Company’s success depends and will depend on its relationships with strategic partners

The Company relies on close cooperation with partners for product development, optimization, and sales. If any of the Company’s partners should decide for any reason to terminate or scale back their cooperative efforts with the Company, the Company’s business, operating results, and financial condition may be adversely affected.

The Company’s expenses may not match anticipated revenues

The Company incurs operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, the Company’s business, financial condition, or results of operations could be materially and adversely affected. In addition, in Fiscal 2006 the Company announced an initiative to restructure its operations with the intention of realizing cost savings in the future. The Company will continue to evaluate its operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or services no longer demanded by its customers. Any failure to successfully execute these initiatives, including any delay in effecting these initiatives, can have a material adverse impact on the Company’s results of operations.

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past several years, Open Text has experienced growth in revenues, operating expenses, and product distribution channels. In addition, Open Text’s markets have continued to evolve at a rapid pace. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel, will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Finally, the Company has been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of company resources to comply on a timely basis. Open Text’s growth, coupled with the rapid evolution of the Company’s markets and the new heightened regulations, have placed, and are likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations or compliance with such regulations, and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future to comply with all regulatory rules. If the Company is unable to manage growth effectively, or comply with such new regulations, the Company’s operating results will likely suffer and it may not be in a position to comply with its periodic reporting requirements or listing standards, which could result in the delisting of the Company from the NASDAQ.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to the Company

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules enacted and proposed by the SEC and NASDAQ, have resulted in increased costs to the Company as it responds to the new requirements. In particular, complying with the internal control over financial reporting requirements of Section 404 of Sarbanes is resulting in increased internal costs and higher fees from the Company’s independent accounting firm. The new rules also could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on its Board of Directors, on committees of its Board of Directors, or as executive officers. The Company cannot yet estimate the amount of total additional costs it may incur or the timing of such costs as it implements these new and proposed rules.

The Company’s products rely on the stability of various infrastructure software that, if not stable, could negatively impact the effectiveness of the Company’s products, resulting in harm to the reputation and business of the Company

Developments of Internet and Intranet applications by Open Text depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Sun, HP, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, the Company may not be able to correct or compensate for such weaknesses. If the Company is unable to address weaknesses resulting from problems in the infrastructure software such that the Company’s products do not meet customer needs or expectations, the Company’s business and reputation may be significantly harmed.

The Company’s quarterly revenues and operating results are likely to fluctuate which could materially impact the price of the Company’s Common Shares

The Company experiences, and is likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, lengthening sales cycles, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the timing of restructuring charges taken in connection with acquisitions completed by the Company, the mix of international and North American revenues, foreign currency exchange rates, acquisitions and general economic conditions.

A cancellation or deferral of even a small number of licenses or delays in installations of the Company’s products could have a material adverse effect on the Company’s results of operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of the Company’s business and the markets it serves, the Company cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, one should not rely on period-to-period comparisons of the Company’s financial results to forecast future performance. It is likely that the Company’s quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of its Common Shares could materially decline.

Failure to protect the Company’s intellectual property could harm its ability to compete effectively

The Company is highly dependent on its ability to protect its proprietary technology. The Company’s efforts to protect its intellectual property rights may not be successful. The Company relies on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company, subject to those patents and patents pending as discussed in Item I of Part I, has generally not sought patent protection for its products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of the Company’s intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which the Company seeks to market its products. Despite the precautions taken by the Company, it may be possible for unauthorized third parties, including competitors, to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary.

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

The volatility of the Company’s stock price could lead to losses by shareholders

The market price of the Common Shares has been highly volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company’s operating results in a particular quarter to meet market expectations may adversely affect the market price of the Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Due to the volatility of the Company’s stock price, the Company could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business and operating results.

The Company may have exposure to greater than anticipated tax liabilities

The Company is subject to income taxes and non-income taxes in a variety of jurisdictions and its tax structure is subject to review by both domestic and foreign taxation authorities. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires significant judgment. Although the Company believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risks

The Company’s exposure to interest rate fluctuations relates primarily to its investment portfolio, since the Company had no borrowings outstanding under its line of credit at June 30, 2005. The Company primarily invests its cash in short-term, high-quality securities with reputable financial institutions. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. The Company does not use derivative financial instruments in its investment portfolio. The interest income from the Company’s investments is subject to interest rate fluctuations, which the Company believes could not have a material impact on the financial position of the Company.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. All investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. At June 30, 2005, the Company has no short-term investments. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the fiscal year ended June 30, 2005 would have been a decrease of approximately $0.7 million.

Foreign currency risk

Businesses generally conduct transactions in their local currency which is also generally their functional currency, or currency in which transactions are measured in their stand-alone financial statements. Additionally, balances that are denominated in a currency other than the entity’s reporting currency must be adjusted to reflect changes in foreign exchange rates during the reporting period.

As the Company operates internationally, a substantial portion of its business is also conducted in foreign currencies other than the U.S. dollar. Accordingly, the Company’s results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. The Company cannot predict the effect of foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on its business, results of operations, and financial condition. Moreover, in any given quarter, exchange rates can impact revenue adversely.

The Company has net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Australian dollar (“AUD”), the Swiss Franc (“CHF”), the Danish Kroner (“DKK”), the Arabian Dirham (“AED”), and the Euro (“EUR”). The Company’s cash and cash equivalents are primarily held in U.S. Dollars. The Company does not currently use financial instruments to hedge operating expenses in foreign currencies. The Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on the Company’s exposure to changes in foreign exchange rates. For foreign currencies where the Company engages in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on the Company’s total revenues, operating expenses, and net income for the year ended June 30, 2005. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement of each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency
	Total Revenue	Operating Expenses	Net Income
	(in thousands)
Euro	$12,430	$11,740	$690
British Pound	5,004	2,869	2,135
Canadian Dollar	2,259	6,566	4,307
Swiss Franc	2,694	1,639	1,055

	10% Change in Transactional Currency
	Total Revenue	Operating Expenses	Net Income
Euro	$12,628	$11,747	$881
British Pound	4,861	2,843	2,018
Canadian Dollar	1,957	4,931	3,466
Swiss Franc	2,402	1,879	523

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Open Text Corporation maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Open Text Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Toronto, Canada

September 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 23, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Toronto, Canada

September 23, 2005

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$79,898	$156,987
Accounts receivable trade, net of allowance for doubtful accounts of $3,125 as of June 30, 2005 and $3,628 as at June 30, 2004 (note 7)	81,936	82,996
Income taxes recoverable	11,350	7,041
Prepaid expenses and other current assets	8,438	6,550
Deferred tax assets (note 14)	10,275	18,776

Total current assets	191,897	272,350
Capital assets (note 3)	36,070	24,678
Goodwill (note 4)	243,091	223,752
Deferred tax assets (note 14)	36,499	27,668
Acquired intangible assets (note 5)	127,981	116,588
Other assets (note 6)	5,398	3,619

	$640,936	$668,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$80,468	$94,075
Deferred revenues	75,227	62,661
Deferred tax liabilities (note 14)	10,128	10,892

Total current liabilities	165,823	167,628
Long-term liabilities:
Accrued liabilities (note 9)	25,579	21,520
Deferred revenues	103	915
Deferred tax liabilities (note 14)	29,245	35,536

Total long-term liabilities	54,927	57,971
Minority interest	4,431	10,051
Shareholders’ equity:
Share capital (note 10)
48,136,932 and 51,054,786 Common Shares issued and outstanding at June 30, 2005 and June 30, 2004, respectively	406,580	427,015
Commitment to issue shares (note 17)	813	—
Warrants issued (note 10)	—	22,705
Additional paid-in capital	22,341	—
Accumulated comprehensive income	18,124	1,814
Accumulated deficit	(32,103)	(18,529)

Total shareholders’ equity	415,755	433,005

	$640,936	$668,655

Commitments and Contingencies (note 12)
Subsequent Events (note 22)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. Dollars, except share and per share data)

	Year ended June 30,
	2005	2004	2003
Revenues:
License	$136,522	$121,642	$75,991
Customer support	179,178	108,812	63,091
Service	99,128	60,604	38,643

Total revenues	414,828	291,058	177,725

Cost of revenues:
License	11,540	10,784	6,550
Customer support	33,086	20,299	10,406
Service	81,367	47,319	28,241

Total cost of revenues	125,993	78,402	45,197

	288,835	212,656	132,528

Operating expenses:
Research and development	65,139	43,616	29,324
Sales and marketing	114,553	87,362	54,532
General and administrative	46,110	22,795	13,509
Depreciation	11,040	7,103	5,009
Amortization of acquired intangible assets	24,409	11,306	3,236
Provision for (recovery of) restructuring charge (note 20)	(1,724)	10,005	—

Total operating expenses	259,527	182,187	105,610

Income from operations	29,308	30,469	26,918

Other income (expense) (note 13)	(3,116)	217	2,788
Interest income, net	1,377	1,210	1,228

Income before income taxes	27,569	31,896	30,934
Provision for income taxes (note 14)	6,958	7,270	3,177

Net income before minority interest	20,611	24,626	27,757
Minority interest	252	1,328	—

Net income for the year	$20,359	$23,298	$27,757

Net income per share—basic (note 18)	$0.41	$0.53	$0.71

Net income per share—diluted (note 18)	$0.39	$0.49	$0.67

Weighted average number of Common Shares outstanding—basic	49,918,541	43,743,508	39,050,556

Weighted average number of Common Shares outstanding—diluted	52,091,860	47,272,113	41,393,108

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Warrants		Commitment to Issue Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total
	Shares	Amount	Number	Amount
Balance as of June 30, 2002	39,752	$204,815	—	$—	$—	$—	$(60,004)	$(780)	$144,031
Issuance of Common Shares
Under employee stock option plans	582	4,445	—	—	—	—	—	—	4,445
Under employee stock purchase plans	314	2,562	—	—	—	—	—	—	2,562
Repurchase and cancellation of shares	(1,512)	(7,722)	—	—	—	—	(9,580)	—	(17,302)
Income tax effect related to stock options	—	243	—	—	—	—	—	—	243
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	661	661
Net income for the year	—	—	—	—	—	—	27,757	—	27,757

Total comprehensive income									28,418

Balance as of June 30, 2003	39,136	204,343	—	—	—	—	(41,827)	(119)	162,397
Issuance of Common Shares
Under employee stock option plans	1,986	14,943	—	—	—	—	—	—	14,943
Under employee stock purchase plans	305	3,387	—	—	—	—	—	—	3,387
Acquisition of DOMEA eGovernment	117	2,411	—	—	—	—	—	—	2,411
Acquisition of IXOS	9,286	190,907	2,640	24,820	—	—	—	—	215,727
Under IXOS warrants exercised	225	6,775	(225)	(2,115)	—	—	—	—	4,660
Income tax effect related to stock options	—	4,249	—	—	—	—	—	—	4,249
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,933	1,933
Net income for the year	—	—	—	—	—	—	23,298	—	23,298

Total comprehensive income									25,231

Balance as of June 30, 2004	51,055	427,015	2,415	22,705	—	—	(18,529)	1,814	433,005
Issuance of Common Shares
Under employee stock option plans	343	2,049	—	—	—	—	—	—	2,049
Under employee stock purchase plans	260	4,350	—	—	—	—	—	—	4,350
Under IXOS warrant exercised	38	1,137	(38)	(364)	—	—	—	—	773
Reclass warrants to additional paid in capital on expiration	—	—	(2,377)	(22,341)	—	22,341	—	—	—
Domea eGovernment earn out	—	—	—	—	813	—	—	—	813
Repurchase and cancellation of shares	(3,559)	(29,902)	—	—	—	—	(33,933)	—	(63,835)
Income tax benefit related to stock options exercised	—	1,931	—	—	—	—	—	—	1,931
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	16,845	16,845
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(535)	(535)
Net income for the year	—	—	—	—	—	—	20,359	—	20,359

Total comprehensive income									36,669

Balance as of June 30, 2005	48,137	$406,580	—	$—	$813	$22,341	$(32,103)	$18,124	$415,755

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Year ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income for the year	$20,359	$23,298	$27,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,449	18,409	8,245
Non-cash restructuring charge	(1,724)	684	—
Undistributed earnings related to minority interest	252	1,328	—
Deferred taxes	(1,168)	(2,244)	—
Changes in operating assets and liabilities:
Accounts receivable	6,452	(2,461)	1,259
Prepaid expenses and other current assets	(1,327)	5,058	354
Income taxes	(3,902)	188	(231)
Accounts payable and accrued liabilities	(2,765)	(10,561)	(8,017)
Deferred revenue	7,224	1,616	10,687
Other assets	(1,586)	2,204	(35)

Net cash provided by operating activities	57,264	37,519	40,019

Cash flows from investing activities:
Acquisition of capital assets	(17,909)	(6,112)	(3,615)
Purchase of Optura, net of cash acquired	(3,347)	—	—
Purchase of Vista, net of cash acquired	(23,690)	—	—
Purchase of Artesia, net of cash acquired	(4,475)	—	—
Additional purchase consideration for prior period acquisitions	(1,182)	—	—
Purchase of Gauss, net of cash acquired	(487)	(9,764)	—
Purchase of DOMEA eGovernment, net of cash acquired	—	(3,403)	—
Purchase of IXOS, net of cash acquired	(13,779)	19,367	—
Purchase of Centrinity Inc., net of cash acquired	—	—	(11,369)
Purchase of Corechange Inc., net of cash acquired	—	—	(2,695)
Purchase of Eloquent Inc., net of cash acquired	—	—	(2,674)
Purchase of patent	—	—	(1,246)
Payments against acquisition accruals	—	—	(1,455)
Proceeds from available for sale securities	—	—	287
Other acquisitions	—	(3,163)	(603)
Acquisition related costs	(12,514)	(16,538)	(568)

Net cash used in investment activities	(77,383)	(19,613)	(23,938)

Cash flow from financing activities:
Payment of obligations under capital leases	(68)	(386)	—
Proceeds from issuance of Common Shares	6,399	18,330	7,007
Proceeds from exercise of warrants	773	4,660	—
Repurchase of Common Shares	(63,835)	—	(17,302)
Repayment of short-term bank loan	(2,189)	—	—
Other	—	(668)	243

Net cash provided by (used in) financing activities	(58,920)	21,936	(10,052)

Foreign exchange gain on cash held in foreign currency	1,950	591	630

Increase (decrease) in cash and cash equivalents during the year	(77,089)	40,433	6,659
Cash and cash equivalents at beginning of the year	156,987	116,554	109,895

Cash and cash equivalents at end of the year	$79,898	$156,987	$116,554

Supplementary cash flow disclosures (note 16)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

Open Text Corporation (the “Company” or “Open Text”) develops, markets, sells and supports Enterprise Content Management (“ECM”) solutions. The Company’s principal product is called Livelink®. The Company offers its solutions both as end-user stand alone products and as fully integrated modules. Although most of Open Text’s technology is developed within the Company, certain third party software is included, if required, in its products.

Open Text’s shares trade publicly on the NASDAQ Stock Market—National Market (“NASDAQ”), under the symbol OTEX and on the Toronto Stock Exchange (“TSX”) under the symbol OTC.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned with the exception of IXOS Software AG (“IXOS”) and Gauss Interprise AG, (“Gauss”) which as of June 30, 2005, were 94% and 95% owned, respectively, and as of June 30, 2004, were 89% and 92% owned, respectively. All inter-company balances and transactions have been eliminated. The Company has recorded a minority interest on its balance sheet in respect of IXOS to reflect the non-controlling interest in IXOS. Since Gauss had a deficit in shareholders’ equity on acquisition, no minority interest has been recorded (see Note 17—Acquisitions).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, testing goodwill for impairment, the valuation of acquired intangible assets, long-lived assets, the recognition of contingencies, facility and restructuring accruals, acquisition accruals, asset retirement obligations, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents include investments that have terms to maturity of three months or less at the time of acquisition. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, U.S. dollar denominated Canadian federal government securities or short-term interest bearing investment-grade securities and demand accounts of a major Canadian chartered bank.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Capital assets

Capital assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. The following represents the estimated useful lives of capital assets:

Furniture and fixtures	5 to 10 years
Office equipment	5 years
Computer hardware	3 to 7 years
Computer software	3 years
Leasehold improvements	Over the term of the lease
Building	40 years

Business combinations

The Company accounts for acquisitions of companies in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The Company allocates the purchase price to tangible assets, intangible assets and liabilities based on estimated fair values at the date of acquisition with the excess of purchase price, if any, being allocated to goodwill.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with FASB SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company tests long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. An impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value.

Acquired intangibles

This category consists of acquired technology and contractual relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis.

Contractual relationships represent relationships that the Company has with certain customers on contractual or legal rights and are considered separable. These contractual relationships were acquired by the Company

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

through business combinations and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized on a straight-line basis over their useful lives.

The Company continually evaluates the remaining useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, the Company does not amortize goodwill. The Company performed, in accordance with SFAS 142, its annual impairment analysis of goodwill as of April 1, 2005. Historically, the Company performed its annual goodwill impairment test coincident with its year end of June 30. In Fiscal 2005, the date of the test was moved to the first day of the fourth quarter, in order to provide the Company with more adequate time to complete the analysis given the acceleration of public company reporting requirements. The Company believes that the accounting change described above is an alternative accounting principle that is preferable under the circumstances and that the change was not intended to delay, accelerate or avoid an impairment charge. The analysis in all years indicated that there was no impairment of goodwill in any of the reporting units. If estimates change, a materially different impairment conclusion could result.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company evaluates the credit worthiness of its customers prior to order fulfillment and based on these evaluations, adjusts credit limits to the respective customers. In addition to these evaluations, the Company conducts on-going credit evaluations of its customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, the Company’s historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2005 and 2004.

Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Revenue recognition

a) License revenues

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

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

The Company’s multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience, from its existing worldwide base. The Company’s multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

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

b) Service revenues

Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, the Company determines VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenue from these services is recognized at the time such services are rendered as the time is incurred by the Company.

The Company also enters into contracts that are primarily fixed fee arrangements to render specific consulting services. The percentage of completion method is applied to these more complex contracts that involve the provision of services relating to the design or building of complex systems, because these services are essential to the functionality of other elements in the arrangement. Under this method, the

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

percentage of completion is calculated based on actual hours incurred compared to the estimated total hours for the services under the arrangement. For those fixed fee contracts where the services are not essential to the functionality of a software element, the proportional performance method is applied to recognize revenue. Revenues from training and integration services are recognized in the period in which these services are performed.

c) Customer support revenues

Customer support revenues consist of revenue derived from contracts to provide PCS to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced or payment has not been received.

Deferred revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the next twelve months.

Research and development costs

Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed, are expensed as incurred unless they meet the criteria for deferral and amortization, described in FASB SFAS No. 86 “Accounting for the Costs of Corporate Software to be Sold, Released, or Otherwise Marketed” (“SFAS 86”). In accordance with SFAS 86, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers.

In the Company’s historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result the Company does not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income taxes

The Company accounts for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

In addition, the Company is subject to examinations by taxation authorities of the jurisdictions in which the Company operates in the normal course of operations. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Fair value of financial instruments

Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable—trade and accrued liabilities, approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Foreign currency translation

The functional currency of the majority of the Company’s subsidiaries is the local currency. For such subsidiaries, monetary assets and liabilities denominated in foreign currencies are translated into local currencies at the year-end rate of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historic rates, and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the statements of income.

The accounts of the Company’s self-sustaining foreign operations for which the functional currency is other than the U.S. dollar are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate, and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Unrealized gains and losses arising from the translation of the financial statements of these foreign operations are accumulated in the “Cumulative translation adjustment” account, a separate component of shareholders’ equity.

Employee stock option and share purchase plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to present the pro forma information that is required by FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period of the options based on the difference, if any, on the grant date between the quoted market price of the Company’s stock and the option exercise price. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was included in net income as reported for the years ended June 30, 2005, 2004 and 2003.

As of June 30, 2005 the Company offered its employees the opportunity to buy its Common Shares, through its Employee Share Purchase Plan (“ESPP”), at a purchase price that is computed as the lesser of:

1.	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the first business day of the purchase period; and

2.	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period.

As of June 30, 2005, the ESPP qualified as a non-compensatory plan under APB 25 and as such no compensation cost was recognized in relation to the discount offered to employees for purchases made under the ESPP. The terms of the ESPP resulted in it being treated as a compensatory plan under SFAS 123 and as such, compensation expense was recognized under the fair value method.

In May 2005, the Board of Directors approved an amendment to the ESPP to adjust the features of the plan such that it will no longer be considered a compensatory plan under the fair value method. This amendment came into effect on July 1, 2005 (see Note 22—Subsequent Events).

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Had compensation expense for the Company’s stock-based compensation plans and its ESPP been determined using the fair value approach set forth in SFAS 123, the Company’s net income and net income per share would have been in accordance with the pro forma amounts indicated below:

	Year ended June 30,
	2005	2004	2003
Net income for the year
As reported	$20,359	$23,298	$27,757
Stock-based compensation	(6,035)	(3,410)	(7,087)

Pro forma	$14,324	$19,888	$20,670

Earnings per share—basic
As reported	$0.41	$0.53	$0.71
Pro forma	$0.29	$0.45	$0.53
Earnings per share—diluted
As reported	$0.39	$0.49	$0.67
Pro forma	$0.27	$0.42	$0.50

The fair value of stock-based compensation calculated above is net of the tax benefit available to the Company for the exercise of options and sale of its shares by its U.S. employees.

For purposes of computing pro forma net income, the Company estimates the fair value of each option grant and the participant’s rights under the ESPP on the date of grant using the Black-Scholes option-pricing model. Compensation cost is recorded over the vesting period of the option and term of the ESPP. Forfeitures of stock-based compensation are accounted for in the period that the forfeiture occurs.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the expected stock price volatility. As a result, the Company doesn’t believe the existing models necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data. The fair value of stock options granted in the periods presented was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the stock-based compensation plans:

	Year ended June 30,
	2005	2004	2003
Volatility	61%	60%	80%
Risk-free interest rate	3.2%	3.0%	6.0%
Expected life (in years)	4.3	3.5	5.5
Dividend yield	0%	0%	0%
Weighted average fair value (in dollars)	$8.35	$10.33	$6.34

Restructuring charges

The Company records restructuring charges relating to contractual lease obligations and other exit costs in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The Company records restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, “Accounting for Post Employment Benefits” (“SFAS 112”). SFAS 112 applies to post-employment benefits provided to employees under on going benefit arrangements. In accordance with SFAS 112, the Company records such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of the Company’s policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sublease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances.

Litigation

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

Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of common shares and stock equivalents outstanding using the treasury stock method during the year (see Note 18—Net Income Per Share).

Recently issued accounting pronouncements

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors, made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

Share-Based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). The new statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company for reporting periods beginning July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments, and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

The impact of applying one of the fair-value based methods of accounting for stock options, the Black Scholes method, over the periods presented is disclosed earlier in this note.

NOTE 3—CAPITAL ASSETS

	As of June 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,635	$6,998	$2,637
Office equipment	5,158	3,731	1,427
Computer hardware	52,054	40,277	11,777
Computer software	12,842	9,514	3,328
Leasehold improvements	12,695	5,473	7,222
Building	9,679	—	9,679

	$102,063	$65,993	$36,070

	As of June 30, 2004
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,615	$5,639	$2,976
Office equipment	5,330	3,610	1,720
Computer hardware	41,888	33,896	7,992
Computer software	12,230	7,591	4,639
Leasehold improvements	11,733	4,567	7,166
Building	185	—	185

	$79,981	$55,303	$24,678

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The cost of the building relates to the Company’s construction of a building in Waterloo, Ontario. Additions to the building amounted to $9.5 million during Fiscal 2005, of which $1.5 million and $1.7 million are included in accounts payable and accrued liabilities, respectively, at June 30, 2005. Construction of the building is currently in progress and therefore depreciation has not yet commenced. Use of this facility, as well as depreciation, is expected to commence in the second quarter of the next fiscal period.

NOTE 4—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2003:

Balance as of June 30, 2003	$32,301
Goodwill recorded during Fiscal 2004:
IXOS	167,713
Gauss	16,965
Domea	5,058
Pallas	990
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	725

Balance as of June 30, 2004	223,752
Goodwill recorded during Fiscal 2005:
Vista	8,714
Artesia	2,136
Optura	2,352
Adjustments to purchase price allocation for prior acquisitions and foreign exchange impact	6,137

Balance as of June 30, 2005	$243,091

NOTE 5—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value as of June 30, 2003	$15,563	$4,954	$20,517
Assets acquired during Fiscal 2004:
IXOS	60,758	32,913	93,671
Gauss	5,500	4,200	9,700
Domea	1,700	1,800	3,500
Other, including foreign exchange impact	506	—	506
Amortization expense	(7,211)	(4,095)	(11,306)

Net book value as of June 30, 2004	76,816	39,772	116,588

Assets acquired during Fiscal 2005:
Vista	8,660	11,700	20,360
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Other, including foreign exchange impact	2,207	6,335	8,542
Amortization expense	(16,175)	(8,234)	(24,409)

Net book value as of June 30, 2005	$76,108	$51,873	$127,981

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The range of amortization periods for intangible assets is 5 to 10 years.

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to acquired intangible assets are made:

Years ending June 30,
2006	$26,497
2007	26,426
2008	25,645
2009	19,871
2010	8,496

Total	$106,935

Certain of the intangible assets acquired during Fiscal 2005 have been recorded based on management’s preliminary estimates of fair value. Changes may occur from these preliminary estimates and those changes may be material.

NOTE 6—OTHER ASSETS

	As of June 30,
	2005	2004
Restricted cash	$2,442	$700
Deposits	2,246	2,487
Loan receivable	266	404
Long-term prepaid expenses	379	—
Other	65	28

	$5,398	$3,619

The restricted cash relates to cash on hand that has been restricted in accordance with facility lease agreements or acquisition related escrow agreements.

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2002	$1,458
Bad debt expense for the year	537
Write-off/adjustments	(62)

Balance of allowance for doubtful accounts as of June 30, 2003	1,933
Bad debt expense for the year	(940)
Write-off/adjustments	2,635

Balance of allowance for doubtful accounts as of June 30, 2004	3,628
Bad debt expense for the year	496
Write-off/adjustments	(999)

Balance of allowance for doubtful accounts as of June 30, 2005	$3,125

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

NOTE 8—BANK INDEBTEDNESS

The Company has a CDN $10.0 million (U.S. $8.1 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at June 30, 2005 and 2004. The line of credit bears interest at the lender’s prime rate plus 0.5% and is cancelable at any time at the option of the bank. The Company has pledged certain of its assets including an assignment of accounts receivable as collateral for this line of credit.

NOTE 9—ACCOUNTS PAYABLE—TRADE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2005	As of June 30, 2004
Accounts payable—trade	$18,509	$18,050
Accrued salaries and commissions	18,976	25,666
Accrued liabilities	33,736	19,603
Amounts payable in respect of restructuring	920	5,918
Amounts payable in respect of acquisitions and acquisition-related accruals	8,327	22,649
Short-term loan	—	2,189

	$80,468	$94,075

Long-term liabilities

	As of June 30, 2005	As of June 30, 2004
Pension liabilities	$625	$1,452
Amounts payable in respect of restructuring	1,125	—
Amounts payable in respect of acquisitions and acquisition-related accruals	18,694	16,159
Other accrued liabilities	239	—
Asset retirement obligations	4,896	3,909

	$25,579	$21,520

Pension liabilities

IXOS, in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of June 30, 2005 was $2.3 million (June 30, 2004 – $2.1 million), while the fair value of the pension obligation as of June 30, 2005 was $2.9 million (June 30, 2004 – $3.6 million).

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities both in connection with its Fiscal 2004 restructuring, as well as with a number of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between several months to 17 years. To the extent that the amount accrued is in excess of the estimated ultimate obligation, goodwill recognized on the acquisition will be reduced.

The Company has also accrued for costs relating to employee terminations which include a reduction of IXOS’s workforce. The actions related to these terminations were substantively complete as of June 30, 2005.

Transaction-related costs include amounts provided for certain pre-acquisition contingencies.

Of the $27.0 million of acquisition accruals presented below approximately $8.3 million is due within the next 12 months.

FISCAL 2005

The following table summarizes the activity with respect to the Company’s acquisition accruals during the year ended June 30, 2005.

	Balance June 30, 2004	Additions	Usage/Foreign Exchange Adjustments	Adjustments to Goodwill	Balance June 30, 2005
IXOS
Employee termination costs	$7,438	$—	$(6,850)	$(250)	$338
Excess facilities	19,930	—	(655)	(2,001)	17,274
Transaction-related costs	3,438	—	(1,586)	315	2,167

	30,806	—	(9,091)	(1,936)	19,779
Gauss
Employee termination costs	214	—	(135)	(79)	—
Excess facilities	498	—	74	(312)	260
Transaction-related costs	—	500	(202)	—	298

	712	500	(263)	(391)	558
Domea
Transaction-related costs	15	25	(40)	—	—

	15	25	(40)	—	—
Corechange
Excess facilities	551	—	(285)	(266)	—
Transaction-related costs	125	—	(31)	(94)	—

	676	—	(316)	(360)	—
Eloquent
Transaction-related costs	500	—	(13)	—	487

	500	—	(13)	—	487

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

	Balance June 30, 2004	Additions	Usage/Foreign Exchange Adjustments	Adjustments to Goodwill	Balance June 30, 2005
Centrinity
Excess facilities	5,483	—	(1,555)	—	3,928
Transaction-related costs	500	—	99	52	651

	5,983	—	(1,456)	52	4,579
Open Image
Transaction-related costs	116	—	19	—	135

	116	—	19	—	135
Artesia
Employee termination costs	—	270	—	(220)	50
Excess facilities	—	1,098	(178)	(99)	821
Transaction-related costs	—	380	(301)	—	79

	—	1,748	(479)	(319)	950
Vista
Transaction-related costs	—	480	(359)	—	121

	—	480	(359)	—	121
Optura
Employee termination costs	—	100	—	(100)	—
Excess facilities	—	138	—	34	172
Transaction-related costs	—	206	(115)	149	240

	—	444	(115)	83	412

Totals
Employee termination costs	7,652	370	(6,985)	(649)	388
Excess facilities	26,462	1,236	(2,599)	(2,644)	22,455
Transaction-related costs	4,694	1,591	(2,529)	422	4,178

	$38,808	$3,197	$(12,113)	$(2,871)	$27,021

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

FISCAL 2004

	Balance June 30, 2003	Additions	Usage/Foreign Exchange Adjustments	Adjustments to Goodwill	Balance June 30, 2004
IXOS
Employee termination costs	$—	$12,413	$(4,975)	$—	$7,438
Excess facilities	—	19,981	(51)	—	19,930
Transaction-related costs	—	11,911	(8,473)	—	3,438

	—	44,305	(13,499)	—	30,806
Gauss
Employee termination costs	—	1,117	(903)	—	214
Excess facilities	—	1,127	(629)	—	498
Transaction-related costs	—	1,996	(1,996)	—	—

	—	4,240	(3,528)	—	712
Domea
Transaction-related costs	—	350	(335)	—	15

	—	350	(335)	—	15
Corechange
Employee termination costs	256	—	(256)	—	—
Excess facilities	1,377	—	(826)	—	551
Transaction-related costs	496	—	(71)	(300)	125

	2,129	—	(1,153)	(300)	676
Eloquent
Employee termination costs	41	—	(41)	—	—
Transaction-related costs	646	—	(146)	—	500

	687	—	(187)	—	500
Centrinity
Employee termination costs	718	—	(718)	—	—
Excess facilities	6,563	—	(1,080)	—	5,483
Transaction-related costs	970	—	(191)	(279)	500

	8,251	—	(1,989)	(279)	5,983
Open Image
Transaction-related costs	116	—	—	—	116

	116	—	—	—	116

Totals
Employee termination costs	1,015	13,530	(6,893)	—	7,652
Excess facilities	7,940	21,108	(2,586)	—	26,462
Transaction-related costs	2,228	14,257	(11,212)	(579)	4,694

	$11,183	$48,895	$(20,691)	$(579)	$38,808

Certain 2004 and 2003 amounts in the table above have been reclassified to conform to the presentation adopted in 2005. In particular, $2.3 million of acquisition related accruals that were included primarily in the original purchase price allocation for Centrinity in the Company’s Annual Report in Form 10-K for the fiscal year ended June 30, 2004, were not included the acquisition accruals note disclosure for the year ended June 30,

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

2004. This disclosure was amended in 2005. No adjustment to goodwill or accrued liabilities was required as the amendment only impacted note disclosure.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with SFAS 143. At June 30, 2005, the present value of this obligation was $4.9 million with an undiscounted value of $6.8 million. These leases were primarily assumed in connection with the IXOS acquisition. In 2004, the liability related to the IXOS asset retirement obligation, in the amount of $3.9 million, was included in the table above. To conform with current year presentation, asset retirement obligation amounts have been excluded from this table and are included separately under long-term liabilities in this note.

NOTE 10—SHARE CAPITAL

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

During Fiscal 2005, the Company repurchased for cancellation 3,558,700 Common Shares at a cost of $63.8 million, of which $29.9 million has been charged to share capital and $33.9 million has been charged to accumulated deficit.

During Fiscal 2004, the Company did not repurchase any Common Shares for cancellation. On October 8, 2003, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a stock dividend. The stock split doubled the number of the Company’s outstanding Common Shares. Share certificates representing the stock dividend were mailed on or after October 28, 2003 to shareholders of record as of the close of business on October 22, 2003. All of the share and per share information presented in the consolidated financial statements reflects the stock dividend on a retroactive basis.

During Fiscal 2003, the Company repurchased for cancellation 1,511,400 Common Shares at a cost of $17.3 million, of which $7.7 million has been charged to share capital and $9.6 million has been charged to accumulated deficit.

The unexercised warrants issued by the Company in connection with the acquisition of IXOS expired on March 11, 2005, and the rights of the holders to acquire Common Shares thereunder ceased and terminated. As a result, the carrying value assigned to the 2,376,681 unexercised expired warrants in the amount of $22.3 million has been reclassified as additional paid-in capital within shareholders’ equity.

NOTE 11—OPTION PLANS

A summary of the Company’s various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted to account for the two-for-one stock split that occurred on October 22, 2003.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

	1995 “Restated” Flexible Stock Incentive Plan	1995 Replacement Stock Option Plan	1995 Supplementary Stock Option Plan	1995 Directors Stock Option Plan	1998 Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	IXOS Stock Option Plan	2004 Stock Option Plan	Vista Stock Option Plan	Artesia Stock Option Plan
Date of inception	Jun-95	Oct-95	Oct-95	Oct-95	Jun-98	Jan-03	Jan-04	Mar-04	Oct-04	Sep-04	Sep-04

Eligibility	Employees, officers, directors, and consultants	Employees, officers, directors, and consultants of Odesta	Former employees and directors of Odesta	Eligible non- employee directors (1)	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Former employees, and consultants of Quest Software Inc.	Eligible employees, and consultants of Artesia Technologies Inc.

Options granted to date	12,778,750	1,096,498	715,000	1,048,000	7,686,290	414,968	51,000	210,000	710,000	43,500	20,000

Options cancelled to date	(3,895,367)	(2,418)	(177,750)	(286,000)	(2,237,690)	(8,000)	(3,000)	(67,500)	(13,500)	(1,000)	—

Options exercised to date	(8,296,803)	(1,094,080)	(476,900)	(508,500)	(2,136,124)	(39,100)	—	—	—	—	—

Options outstanding	586,580	—	60,350	253,500	3,312,476	367,868	48,000	142,500	696,500	42,500	20,000

Termination grace periods	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason	1 year due to death; 90 days for any other reason	Immediately “for cause”; 3 months for any other reason	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	Over a 4 or 5 year period; options exercisable up to 10 years from grant date	Vest over a 3 year period; options exercisable up to 10 years from grant date	Vest over a 2 year period; options exercisable up to 10 years from grant date	Determined by Plan Administrator (2)	Determined by Plan Administrator (2)	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year
Exercise price range (average)	$2.13 – $5.94 ($4.19)	n/a	$2.13 – $2.13 ($2.13)	$6.45 – $7.41 ($7.07)	$6.09 – $26.24 ($11.94)	$12.09 – $13.50 ($12.35)	$26.24 – $26.24 ($26.24)	$26.24 – $26.24 ($26.24)	$14.61 – $20.71 ($16.35)	$17.99 – $17.99 ($17.99)	$17.99 – $17.99 ($17.99)

Expiration dates	10/12/2005 to 1/27/2008	n/a	9/17/2006	9/17/2007 to 3/5/2008	8/14/2008 to 11/3/2014	11/1/2012 to 1/28/2013	1/27/2014	1/27/2014	12/9/2011 to 5/9/2012	9/3/2010 to 9/3/2013	9/3/2010 to 9/3/2013

(1)	The Plan Administrator determined the non-employee directors of the Company to whom options are granted, the number of Common Shares subject to each option, the exercise price and vesting schedule of each option.
(2)	Representing the Board of Directors of the Company or, if established and duly authorized to act, the Executive Committee of the Board of Directors of the Company.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Summary of outstanding stock options

As of June 30, 2005, options to purchase an aggregate of 5,530,274 Common Shares were outstanding under all of the Company’s stock option plans. In addition there were 1,054,900 options available to be issued under the 1998 Stock Option Plan and the 2004 Stock Option Plan, which are the only plans under which the Company may issue further options. There were exercisable options outstanding to purchase 3,697,790 shares at an average price of $9.60. At June 30, 2004, there were exercisable options outstanding to purchase 3,450,755 shares at an average price of $8.11.

A summary of option activity since June 30, 2002 is set forth below:

	Options Outstanding
	Number	Weighted Average Exercise Price
Options outstanding as of June 30, 2002	6,346,810	$8.08
Granted during Fiscal 2003	856,690	11.87
Cancelled	(167,350)	11.25
Exercised	(582,354)	7.63

Options outstanding as of June 30, 2003	6,453,796	8.54
Granted during Fiscal 2004	809,000	20.89
Cancelled	(127,330)	12.07
Exercised	(1,986,485)	7.54

Options outstanding as of June 30, 2004	5,148,981	10.77
Granted during Fiscal 2005	965,500	16.67
Cancelled	(240,919)	14.81
Exercised	(343,288)	5.71

Options outstanding as of June 30, 2005	5,530,274	$11.93

The following table summarizes information regarding post-split stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding as of June 30, 2005	Weighted Average Exercise Price
$ 2.13 – $ 6.72	939,404	2.22	$4.80	939,404	$4.80
6.88 – 9.53	917,162	3.45	7.24	917,162	7.24
9.72 – 11.09	942,450	5.53	10.66	822,450	10.68
11.31 – 14.56	890,118	6.72	13.02	583,634	13.16
14.61 – 17.34	1,260,140	6.62	16.35	277,140	16.00
17.41 – 26.24	581,000	8.32	21.67	158,000	21.79

$ 2.13 – $26.24	5,530,274	5.36	$11.93	3,697,790	$9.60

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Employee Stock Purchase Plan

On March 5, 1998, the shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”) whereby employees of the Company can subscribe to purchase Common Shares through payroll withholdings from the treasury of the Company at 85% of the lessor of: (1) the average of the last five days of the last ESPP period or (2) the average price of the last five days of the current ESPP period. An aggregate 1,000,000 Common Shares has been reserved for purchase under the ESPP, subject to adjustments in the event of stock dividends, stock splits, combinations of shares, or other similar changes in capitalization of the Company. During Fiscal 2005, a total of 260,421 Common Shares (2004 – 305,380; 2003 – 314,000) were issued under the ESPP.

On May 3, 2005, the Board of Directors of the Company approved an amendment to the ESPP to reduce the discount at which shares may be purchased to 95% of the average market price on the last day of the purchase period. The ESPP amendment was subject to the approval of the Toronto Stock Exchange (“TSX”) and was to become effective on the first day of the purchase period during which SFAS 123R becomes effective. The TSX approved this amendment on June 21, 2005. SFAS 123R is effective in the first interim or annual reporting period beginning after June 15, 2005 and as a result the ESPP amendment came into effect on July 1, 2005 (see Note 22—Subsequent Events).

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for premises and vehicles with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$111,256	$17,223	$38,243	$35,777	$20,013

Purchase obligations	7,224	6,019	1,042	137	26

	$118,480	$23,242	$39,285	$35,914	$20,039

The above balance is net of $9.2 million of non-cancelable sublease income from properties sub-leased by the Company.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Rent expense was $15.5 million, $14.3 million and $7.2 million for the years ended June 30, 2005, 2004 and 2003, respectively.

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario with a view to consolidating its existing Waterloo facilities. In October 2004, based on a need for additional space beyond the original commitment, the Company agreed, in principle, to a commitment to construct an additional floor. The Company currently does not expect to further expand the scope of this project. The cost of this project is estimated to be approximately $14 million. The Company has financed this investment through its working capital. As of June 30, 2005, approximately $9.7 million has been capitalized to date on this project.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows (see Note 22—Subsequent Events).

Domination agreements

On December 1, 2004, the Company announced that—through its wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. Under the terms of the Domination Agreement, Ontario I will acquire authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining common shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS common shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I will also guarantee a payment by IXOS to the other shareholders of IXOS of annual compensation of Euro 0.42 per share (“Annual Compensation”). At a meeting of the shareholders of IXOS on January 14, 2005, the shareholders of IXOS approved the Domination Agreement. IXOS commenced the process of registering the Domination Agreement under German laws and applied for a delisting to the Frankfurt Stock Exchange. The delisting of the shares was granted by the Frankfurt Stock Exchange on April 12, 2005 and was effective on July 12, 2005. Certain IXOS shareholders have filed complaints against the approval of the Domination Agreement and also against the authorization to delist. A first hearing of the court took place in May 2005. As a result of an out of court settlement the complaints have been settled; the Company expects the Domination Agreement to be registered shortly. A special procedure was also commenced to attempt to increase the Annual Compensation and the Purchase Price payable (see Note 22—Subsequent Events).

Pursuant to an Agreement of Control dated November 4, 2003 between the Company—through its wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period was two months after the signing of the Agreement of Control. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Agreement of Control, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Agreement of Control and on the delisting was subject to a court procedure in which certain shareholders of Gauss claim that a resolution of shareholders respecting the Agreement of Control and the delisting is null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been settled. The settlement provides inter alia that an amount of Euro 0.05 per shares and per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances. A special court procedure was also commenced to reassess the amount of the Annual Compensation (see Note 22—Subsequent Events).

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Litigation

The Harold Tilbury and Yolanda Tilbury Family Trust brought an action against the Company in July 2002, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird”). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text counterclaimed against the Tilburys claiming that not only was no further amount owing for the purchase of their shares, but that they were entitled to a return of the money already paid to the Tilburys, in respect of the business acquisition. Bluebird also claimed damages against Harold Tilbury with respect to the lease of the Bluebird premises. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million, plus interest, was payable by the Company to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs, and subsequently ruled that a further $222,000 was payable under the terms of the share purchase agreement as additional purchase consideration. The Company’s counterclaims were dismissed. A decision on reimbursement of costs had been deferred, at that date, and in August 2005 the arbitrator ruled that the sum of approximately $847,000 is payable by the Company to the Tilburys on account of costs. Based on these awards, a total amount of $3.7 million was recorded as being payable to the Tilburys. This consisted of $2.5 million as additional purchase consideration, $240,000 relating to severance related costs, $85,000 relating to improvements for leasehold properties occupied by Bluebird, $754,000 relating to interest and $129,000 relating to legal costs.

Guarantees and indemnifications

The Company has entered into license agreements with customers that include limited intellectual property indemnification clauses. The Company generally agrees to indemnify its customers against legal claims that its software products infringe certain third party intellectual property rights. In the event of such a claim, the Company is generally obligated to defend its customers against the claim and either to settle the claim at the Company’s expense or pay damages that the customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. The Company has not made any significant indemnification payments in relation to these indemnification clauses.

In connection with certain facility leases, the Company has guaranteed payments on behalf of its subsidiaries. This has been done through unsecured bank guarantees obtained from local banks. Additionally, the Company’s current end-user license agreement contains a limited software warranty.

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying consolidated balance sheet and the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

NOTE 13—OTHER INCOME (EXPENSE)

Included in other income (expense) for the year ended June 30, 2005 are primarily foreign exchange losses of $1.8 million and an amount of $754,000 relating to interest charges and legal costs incurred on the settlement of the action brought against the Company by the Harold L. Tilbury and Yolanda O. Tilbury, Trustees of the Harold L. Tilbury Jr. and Yolanda O. Tilbury Family Trust (see Note 22 “Subsequent Events”).

Included in other income (expense) for the year ended June 30, 2004 is a loss on the disposition of a small equity investment in the amount of $74,000 and foreign exchange gains of $291,000.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Included in other income (expense) for the year ended June 30, 2003 is a gain of $152,000 relating to a small equity investment the Company disposed of during the year and realized foreign exchange gains of $2.7 million.

NOTE 14—INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income before income taxes consisted of the following:

	Year Ended June 30,
	2005	2004	2003
Domestic income	$20,255	$15,457	$7,549
Foreign income	7,314	16,439	23,385

Income before income taxes	$27,569	$31,896	$30,934

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2005	2004	2003
Expected statutory rate	36.1%	36.4%	37.6%

Expected provision for income taxes	$9,952	$11,610	$11,631
Effect of permanent differences	534	(151)	1,316
Effect of foreign tax rate differences	(3,456)	(491)	(234)
Effect of change in tax rates	—	(855)	—
Tax incentive for research and development	—	(506)	(1,854)
Benefit of losses	(3,977)	(2,004)	(3,633)
Change in valuation allowance	5,132	236	(3,548)
Other items	(1,227)	(569)	(501)

	$6,958	$7,270	$3,177

The subsequent recognition of a benefit related to the realization of tax loss carry forwards or deductible temporary differences acquired in a business combination where a valuation allowance had been established for these assets at the date of acquisition are applied to reduce goodwill and are not included in income. During Fiscal 2005, the recognition of $3.5 million (Fiscal 2004—$4.8 million) in pre-acquisition tax benefits of acquired companies was recorded as an adjustment (reduction) to goodwill in the respective periods.

As at June 30, 2005, a valuation allowance of $113.6 million has been recorded on acquired deferred tax assets in business combinations where the Company had concluded that it is more likely than not that all or a portion of the acquired tax benefits would not be realized in the future. Subsequent recognition of these tax benefits will be applied as a reduction in goodwill.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2005	2004	2003
Domestic:
Current income taxes	$—	$—	$460
Deferred income taxes	2,173	1,265	(272)

	2,173	1,265	188

Foreign:
Current income taxes	8,126	9,514	3,493
Deferred income taxes	(3,341)	(3,509)	(504)

	4,785	6,005	2,989

Provision for income taxes	$6,958	$7,270	$3,177

The Company has approximately $48.4 million of domestic non-capital loss carryforwards which expire between 2006 and 2010 and $1.5 million of domestic capital loss carryforwards that have no expiry date. In addition, the Company has $367.9 million of foreign non-capital loss carry forwards of which $226.1 million have no expiry date. $30.8 million of these foreign losses are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of the foreign losses expire between 2006 and 2025. The Company also has $0.7 million of foreign capital loss carryforwards that have no expiry date. In addition, Investment Tax Credits of $2.7 million will expire between 2014 and 2015.

The primary temporary differences which gave rise to net deferred tax assets at June 30, 2005 and 2004 are:

	Year Ended June 30,
	2005	2004
Deferred tax assets
Non-capital loss carryforwards	$143,445	$148,990
Capital loss carryforwards	2,203	1,331
Employee stock options	436	2,875
Undeducted scientific research and development expenses	4,956	2,770
Scientific research and development tax credits	—	684
Depreciation and amortization	5,818	5,349
Financing fees	133	558
Restructuring costs	11,540	7,895
Other	5,877	2,926

Total deferred tax asset	174,408	173,378
Valuation allowance	(127,634)	(126,934)

	46,774	46,444

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

	Year Ended June 30,
	2005	2004
Deferred tax liabilities
Scientific research and development tax credits	579	294
Deferred credits	4,356	8,160
Acquired intangibles	31,636	35,372
Other	2,802	2,602

Net deferred tax asset	$7,401	$16

Comprised of:
Current assets	$10,275	$18,776
Long-term assets	36,499	27,668
Current liabilities	(10,128)	(10,892)
Long-term liabilities	(29,245)	(35,536)

	$7,401	$16

The Company believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction, such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

NOTE 15—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company’s operations fall into one dominant industry segment, being enterprise content management software. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. For the years ended June 30, 2005, 2004 and 2003, the “Other” category consists of geographic regions other than North America and Europe.

Adjusted income from operating segments does not include amortization of acquired intangible assets, provision for (recovery of) restructuring charges, other income (expense) and provision for income taxes. Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Information about reported segments is as follows:

	Year ended June 30, 2005	Year ended June 30, 2004	Year ended June 30, 2003
Revenue
North America	$173,767	$136,346	$102,221
Europe	215,401	138,192	70,805
Other	25,660	16,520	4,699

Total revenue	$414,828	$291,058	$177,725

Adjusted income
North America	$23,686	$21,768	$19,051
Europe	26,646	27,511	12,063
Other	2,786	2,383	268

Total adjusted income	53,118	51,662	31,382
Less:
Amortization of acquired intangible assets	24,409	11,306	3,236
Provision for (recovery of) restructuring charge	(1,724)	10,005	—
Other income (expense)	3,116	(217)	(2,788)
Provision for income taxes	6,958	7,270	3,177

Net income	$20,359	$23,298	$27,757

Segment assets
North America	$238,979	$155,492
Europe	343,421	361,055
Other	53,940	58,694

Total segment assets	$636,340	$575,241

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 2005, 2004, and 2003 is as follows:

	As of June 30,
	2005	2004
Segment assets	$636,340	$575,241
Cash and cash equivalents (corporate)	4,596	93,414

Total assets	$640,936	$668,655

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30,
	2005	2004	2003
Total revenues:
Canada	$20,279	$16,662	$13,500
United States	153,488	119,684	88,721
United Kingdom	50,103	35,547	22,804
Germany	79,086	43,447	12,472
Rest of Europe	86,212	59,198	35,529
Other	25,660	16,520	4,699

Total revenues	$414,828	$291,058	$177,725

	As of June 30,
	2005	2004
Segment assets:
Canada	$78,267	$14,711
United States	160,712	140,781
United Kingdom	61,995	55,533
Germany	173,312	202,957
Rest of Europe	108,114	102,565
Other	53,940	58,694

Total segment assets	$636,340	$575,241

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of June 30,
	2005	2004
North America	$80,220	$64,534
Europe	128,838	125,580
Other	34,033	33,638

	$243,091	$223,752

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$248	$46	$55
Cash received during the year for interest	1,625	1,256	1,283
Cash paid during the year for income taxes	6,658	6,277	590

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

NOTE 17—ACQUISITIONS

Fiscal 2005

Optura

On February 11, 2005, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Optura Inc. (“Optura”). In accordance with FASB SFAS No. 141 “Business Combinations” (“SFAS 141”) this acquisition has been accounted for as a business combination. Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. Optura products and services will enable Open Text customers, who use a SAP-based Enterprise Resource Planning (“ERP”) system, to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

Consideration for this acquisition consisted of $3.7 million in cash, of which $2.7 million was paid at closing and $1.0 million was paid into escrow, as provided for in the share purchase agreement.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are preliminary. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Optura acquisition:

Current assets, including cash acquired of $315	$1,536
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,352

Total assets acquired	6,002
Total liabilities assumed	(2,340)

Net assets acquired	$3,662

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

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to accrue an additional $83,000 due to the refinement of management’s original estimates. Liabilities related to transaction-related charges are expected to be paid within the upcoming fiscal year. Liabilities related to excess facilities will be paid over the term of the lease which expires in September 2006.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

A director of the Company received approximately $47,000 in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Artesia

On August 19, 2004, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Artesia Technologies, Inc. (“Artesia”). In accordance with FASB SFAS No. 141 “Business Combinations” (“SFAS 141”) this acquisition has been accounted for as a business combination. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

This acquisition expands Open Text’s media integration and management capabilities as part of its Enterprise Content Management (“ECM”) suite, and provides a platform from which Open Text can address the content management needs of media and marketing professionals worldwide.

Consideration for this acquisition consisted of $5.8 million in cash, of which $3.2 million was paid at closing and $2.6 million was paid into escrow, as provided for in the share purchase agreement. At June 30, 2005, there was a holdback in the amount of $581,000 remaining to be paid.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are preliminary. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current assets, including cash acquired of $773	$2,165
Long-term assets	2,732
Customer assets	1,600
Technology assets	3,300
Goodwill	2,136

Total assets acquired	11,933
Total liabilities assumed	(6,104)

Net assets acquired	$5,829

The customer assets of $1.6 million have been assigned a life of five years. The technology assets of $3.3 million have been assigned useful lives of three to five years. The useful lives assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and these changes may be material.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $1.8 million. The liabilities related to severance charges, transaction costs, and costs relating to facilities. The purchase price was subsequently adjusted to reduce acquisition-related liabilities by $319,000 due to the refinement of management’s estimates. Liabilities related to severance and transaction-related charges are expected to be paid in the upcoming fiscal year. Liabilities related to excess facilities will be paid over the term of the lease which expires in May 2010.

A director of the Company received $112,000 in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Vista

On August 31, 2004, Open Text entered into an agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). In accordance with FASB SFAS No. 141 “Business Combinations” (“SFAS 141”) this acquisition has been accounted for as a business combination. As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

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

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are preliminary. These estimates may differ from the final purchase price allocation and these differences may be material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current assets	$264
Long-term assets	63
Customer assets	11,700
Technology assets	8,660
Goodwill	8,714

Total assets acquired	29,401
Total liabilities assumed	(5,711)

Net assets acquired	$23,690

The customer assets of $11.7 million and the technology assets of $8.7 million have been assigned useful lives of five years. The useful lives assigned represent management’s preliminary estimates and changes may occur from these preliminary estimates and changes may be material.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized transaction costs in connection with this acquisition of $480,000. These costs are expected to be paid within the upcoming fiscal year.

A director of the Company received $126,000 in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Pro forma results

The following pro forma results of operations reflect the combined results of Open Text, Optura (acquired on February 12, 2005), Vista (acquired September 16, 2004) and Artesia (acquired September 1, 2004) for the twelve months ended June 30, 2005 and 2004 as if the business combinations occurred at the beginning of Open Text’s fiscal year. The information used for this pro forma disclosure was obtained from unaudited internal financial reports of each of these acquisitions.

	Twelve months ended June 30
	2005	2004
Revenue	$423,492	$320,921
Net Income	$21,830	$27,996
Basic EPS	$0.44	$0.64
Diluted EPS	$0.42	$0.59
Shares used in Basic EPS Calculation	49,919	43,744
Shares used in Diluted EPS Calculation	52,092	47,272

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

On February 19, 2004, Open Text closed the tender offer, pursuant to which, a wholly owned subsidiary, 2016091 Ontario, acquired a total of 19,157,428 IXOS shares or approximately 88% of the ordinary share capital and voting rights of IXOS, including shares acquired in the open market. Of these IXOS shares, 17,792,529 shares (approximately 93% of the tendered shares) were tendered for the Alternative Consideration (as described below), with the balance, including shares purchased on the open market, acquired for approximately $15.3 million in cash. The Alternative Consideration for each IXOS share consisted of 0.5220 of an Open Text Common Share and 0.1484 of a warrant. Each whole warrant was exercisable to purchase one Open Text Common Share and could be exercised at any time prior to February 19, 2005 at a strike price of $20.75 per share. Between the closing date of the tender offer and June 30, 2004, Open Text acquired an additional 203,647 Common Shares of IXOS for $2.3 million in cash. As a result of the additional purchase, 2016091 Ontario obtained a total of 19,361,075 IXOS shares or approximately 89% ownership of IXOS.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

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

Based on this methodology, the warrants were valued at $9.40 each, resulting in a total value of approximately $25 million. As at June 30, 2004, 224,572 warrants were exercised. In the third quarter of Fiscal 2005, all of the outstanding warrants expired unexercised. The carrying value of the unexercised warrants of $22.3 million was reclassified as additional paid in capital at the time of expiry.

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

The following table summarizes the preliminary purchase price allocation, the impact of step acquisitions and adjustments to the purchase price and the amount assigned to assets acquired and liabilities assumed at June 30, 2005.

	As of June 30, 2004	Step Acquisitions and Purchase Price Adjustments(a)(b)	As of June 30, 2005
Current assets	$85,649	$1,849	$87,498
Long-term assets	28,612	9,277	37,889
Customer assets	32,913	4,587	37,500
Technology assets	60,758	1,169	61,927
Goodwill	167,713	(2,235)	165,478

Total assets acquired	375,645		390,292

Current liabilities	(49,188)	(6,733)	(55,921)
Long-term liabilities	(34,718)	593	(34,125)
Liabilities recognized in connection with the business combination	(46,440)	(433)	(46,873)

Total liabilities assumed	(130,346)		(136,919)

Minority interest	(8,505)	5,872	(2,633)

Net assets acquired	$236,794		$250,740

(a)	Adjustments made to the IXOS purchase price equation relate primarily to incremental shares purchased within Fiscal 2005 and certain purchase price adjustments made within the allocation period as defined by SFAS 141.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Other adjustments to the purchase price equation in the current fiscal year relate to:

•	The finalization of the valuation of acquired intangible assets and deferred revenues;

•	The recognition of certain deferred tax assets in respect of pre-acquisition tax attributes of IXOS;

•	Adjustments to initial estimates regarding the acquisition restructuring plan accounted for in accordance with EITF 95-3; and

•	The recognition of certain sales tax obligations and related recoverable amounts that existed at the time of acquisition.

(b)	The Company increased its ownership of IXOS to approximately 94% during the year ended June 30, 2005. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held, as of June 30, 2004, approximately 89% of the outstanding shares of IXOS. Total consideration of $13.8 million was paid for the purchase of IXOS shares during the year ended June 30, 2005. The Company stepped up its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been reduced to reflect the appropriate lower minority interest ownership in IXOS. The impact of these step purchases has been reflected in the purchase allocation table above.

The portion of the purchase price allocated to goodwill of $165,478 million was assigned to the Company’s reportable geographic segments as follows:

As of June 30, 2005
North America	$31,432
Europe	102,614
Other	31,432

$165,478

Customer assets of $37.5 million were assigned a useful life of 10 years, while the technology assets of $61.9 million, had an estimated useful life of between five years and seven years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of IXOS totaling approximately $46.9 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the IXOS workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the approximately $46.9 million in total liabilities recognized in connection with the acquisition, approximately $19.8 million remains accrued at June 30, 2005. This amount is primarily attributable to excess facilities which will be paid over the term of the respective leases.

IXOS had approximately $123.5 million (Fiscal 2004—$132.0 million) of net operating loss carry forwards and other future deductions at June 30, 2005. As of June 30, 2004, the Company had recorded $4.8 million of deferred tax assets in the purchase price allocation related to these operating loss carryforwards and other future deductions since it was considered unlikely that the Company would be able to utilize most of the loss carry forwards and other future deductions. As of June 30, 2005, the gross deferred tax asset related to these loss carry forwards and other future deductions was $36.5 million and was offset by a valuation allowance and deferred tax liabilities totaling $32.4 million. During Fiscal 2005, the Company utilized $7.2 million of these acquired tax losses resulting in a reduction of goodwill of $1.6 million. The Company will continue to review and evaluate these net operating loss carry forwards and other future deductions. If the Company determines that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

A Director of the Company received $220,000 in consulting fees for assistance with the acquisition of IXOS. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Gauss

On October 16, 2003, 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, acquired approximately 75% of the shares of Gauss Interprise AG (“Gauss”) pursuant to several sale and purchase agreements with major shareholders. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of June 30, 2005, Open Text had acquired approximately 95% of the common shares of Gauss as a result of these agreements, as well as through the purchase of common shares on the open market and through a public tender offer. Total cash consideration paid for the Company’s interest in Gauss is $10.3 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Gauss acquisition.

Current assets	$3,712
Long-term assets	1,737
Customer assets	4,508
Technology assets	5,244
Goodwill	16,913

Total assets acquired	32,114
Current liabilities	(13,071)
Long-term liabilities	(5,039)
Liabilities recognized in connection with the business combination	(4,240)

Total liabilities assumed	(22,350)

Net assets acquired	$9,764

The portion of the purchase price allocated to goodwill of $17.0 million was assigned to the Company’s reportable geographic segments as follows:

As of June 30, 2005
North America	$11,501
Europe	5,412

$16,913

No minority interest was recorded as part of the purchase price as the net book value of Gauss’ assets and liabilities was in a deficit position. To the extent Gauss incurs losses subsequent to the acquisition date; the Company will recognize the full amount of those losses. If Gauss generates income subsequent to the acquisition date, the Company will account for that income as follows:

i)	Credit the full amount into income to the extent of post-acquisition losses charged against income;

ii)	Credit the minority’s share in the income against goodwill or additional-paid-in capital to the extent that those amounts adjust the basis of the acquired minority interest to zero; and

iii)	Credit any excess of the minority interests’ share in the income of the acquired enterprise to the minority interests.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The customer assets of $4.5 million and the technology assets of $5.2 million have estimated useful lives of five years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Gauss totaling $4.2 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Gauss workforce, transaction costs and costs relating to provisioning for excess facilities. Of the total liabilities recognized in connection with the acquisition totaling $4.2 million, $558,000 remains accrued at June 30, 2005. Liabilities related to transaction-related charges are expected to be paid in the upcoming fiscal year. Liabilities related to facilities will be paid over the term of the lease.

Open Text intends to acquire 100% of the shares of Gauss. The total cash consideration for 100% of Gauss is estimated to be approximately $11.0 million.

A Director of the Company received $170,000 in consulting fees for assistance with the acquisition of Gauss. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Domea eGovernment

On October 23, 2003, Open Text acquired all the common shares of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”) for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. DOMEA eGovernment develops and markets the DOMEA eGovernment® software solution. The purchase price included contingent consideration of up to $3.8 million that could be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement will be paid in the form of 50% cash and 50% in Open Text Common Shares. The revenue targets have been achieved and accordingly $813,000 has been recorded in the year ended June 30, 2005, as due and payable to the former shareholders of Domea eGovernment, and $813,000 has been recorded within shareholders’ equity representing the fair value of the Company’s commitment to issue Common Shares. Based on the share purchase agreement, $813,000 of cash was paid on July 5, 2005 and the shares were issued on September 1, 2005.

The following table summarizes the purchase price allocation.

Current assets	$2,537
Long-term assets	249
Customer assets	2,091
Technology assets	2,829
Goodwill	3,638

Total assets acquired	11,344
Current liabilities	(2,080)
Long-term liabilities	(1,336)
Liabilities recognized in connection with the business combination	(350)

Total liabilities assumed	(3,766)

Net assets acquired	$7,578

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The portion of the purchase price allocated to goodwill of $3.6 million was assigned entirely to the Company’s European operating segment.

Customer assets of $2.1 million and technology assets of $2.8 million were assigned a useful life of five years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of DOMEA eGovernment totaling $0.4 million. The liabilities recognized relate to transaction costs related to this acquisition. This liability has been fully paid as of June 30, 2005.

A Director of the Company received $90,000 in consulting fees for assistance with the acquisition of DOMEA eGovernment. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Asset Acquisitions

During Fiscal 2004, the Company acquired the assets of two companies through share purchases for total consideration of $2.2 million. The principal assets acquired for these acquisitions were both technology and tax assets. The tax assets had fair values of $6.8 million and $3.7 million respectively. As the benefit of the tax losses exceeded the purchase price after allocating estimated fair values to the assets acquired and liabilities assumed, the Company recorded a deferred tax asset of $12.0 million and a deferred credit of $10.1 million in respect of these acquisitions. As the losses are utilized the deferred tax asset and deferred credit will decrease proportionately and the Company will recognize the net benefit of the losses in its income tax expense for the period.

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

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

The total purchase price allocated to goodwill of $2.0 million was assigned entirely to the Company’s North American geographic segment.

The customer assets of $2.0 million were assigned a useful life of seven years. The technology assets of $4.6 million have also been assigned a useful life of seven years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Corechange totaling $4.1 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Corechange workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and certain pre-acquisition contingencies. At June 30, 2005, the liabilities had been fully paid.

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

The customer assets of $0.8 million were assigned a useful life of seven years. The technology assets of $2.3 million have also been assigned a useful life of seven years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Eloquent totaling $1.2 million. The liabilities recognized include severance and related charges in connection with a reduction in the Eloquent workforce, in addition to transaction costs and pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $0.5 million remains accrued at June 30, 2005 in respect of a pre-acquisition contingency, the resolution of which the Company expects to occur within Fiscal 2006.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

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

$5,311

Customer contracts of $1.0 million were assigned a useful life of three years, while the customer relationships of $1.4 million were assigned a useful life of seven years. The technology assets of $4.0 million have been separated into subcomponents, whose useful lives have been assigned as either five or seven years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Centrinity totaling $6.0 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Centrinity workforce, in addition to transaction costs, costs relating to provisioning for excessive facilities, and pre-acquisition contingencies. Of the total liabilities recognized in connection with the acquisition, $4.6 million remains accrued at June 30, 2005. The remaining accrual relates to provisioning for excessive facilities and pre-acquisition contingencies. The component of the accrual relating to excessive facilities will be paid out over the term of the respective leases. The Company is unable to estimate when the component relating to pre-acquisition contingencies will be paid, as the resolution of the underlying contingency is not estimable.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

NOTE 18—NET INCOME PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

	Year Ended June 30,
	2005	2004	2003
Basic earnings per share
Net income	$20,359	$23,298	$27,757

Basic earnings per share	$0.41	$0.53	$0.71

Diluted earnings per share
Net income	$20,359	$23,298	$27,757

Diluted earnings per share	$0.39	$0.49	$0.67

Weighted average number of shares outstanding
Basic	49,919	43,744	39,050
Effect of dilutive securities: Stock options	2,173	3,528	2,343

Diluted	52,092	47,272	41,393

For the years ended June 30, 2005, 2004 and 2003 respectively, 621,691, 127,442 and 907,808 options have been excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares and consequently their inclusion would have been anti-dilutive.

NOTE 19—SUMMARY OF MATERIAL DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) IN THE UNITED STATES AND CANADA

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP which conform in all material respects with Canadian GAAP except as set forth below.

Condensed Consolidated Balance Sheets

	June 30,
	2005	2004
Total assets in accordance with U.S. GAAP	$640,936	$668,655
Goodwill(a)	9,092	9,092

Total assets in accordance with Canadian GAAP	$650,028	$677,747

Total shareholders’ equity in accordance with U.S. GAAP	$415,755	$433,005
Goodwill(a)	9,092	9,092
Minimum pension liability(d)	535	—

Total shareholders’ equity in accordance with Canadian GAAP	$425,382	$442,097

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

Condensed Consolidated Statement of Operations

June 30, 2005
Net income in accordance with U.S. GAAP	$20,359
ESPP compensation (b)	(2,079)
Stock option compensation (c)	(2,978)

Net Income in accordance with Canadian GAAP	$15,302

There were no material differences in the consolidated statement of income between U.S. and Canadian GAAP for the years ended June 30, 2004 and 2003.

(a) Goodwill

Under U.S. GAAP, any portion of the purchase price for acquisitions made by the Company allocated to research and development activities for which there is no alternative future use must be expensed on the acquisition date. Under Canadian GAAP, such amounts were included in the amount recognized as goodwill as they cannot be expensed and did not meet the criterion to be separately classified as acquired intangible assets.

(b) ESPP

As of June 30, 2005, the Company offered its employees the opportunity to buy its Common Shares at a purchase price that was computed as the lesser of:

•	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the first business day of the purchase period; and

•	85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period.

As of June 30, 2005, the ESPP qualified as non-compensatory plans under APB 25 and as such no compensation cost was recognized in relation to the discount offered to employees for purchases made under the ESPP.

In January 2002, the Canadian Accounting Standards Board (“AcSB”) issued CICA Section 3870 “Stock-Based Compensation and Other Stock-Based Payments” (“Section 3870”). Section 3870 came into effect for fiscal years beginning on or after January 1, 2002. In March 2003, the AcSB amended Section 3870 to require that all enterprises expense stock-based compensation. For public companies this rule was effective for fiscal years beginning on or after January 1, 2004.

The terms of the ESPP result in it being treated as a compensatory plan under Section 3870 and as such compensation expense is recognized under the fair value method.

In May 2005, the Board of Directors approved an amendment to the ESPP to reduce the discount at which shares may be repurchased. This amendment came into affect on July 1, 2005 (see Note 22—Subsequent Events).

During the year ended June 30, 2005, the Company recorded compensation expense of $2.1 million in relation to the ESPP under Canadian GAAP.

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

(c) Stock option compensation

In accordance with the amendments to Section 3870, the Company, for Canadian GAAP purposes only, has adopted the policy retroactively without restatement of prior periods and has commenced expensing the fair value of options granted to employees on or after July 1, 2002. The Company has calculated and recorded a charge to opening accumulated deficit in the amount of $2.9 million, representing the expense for the 2003 and 2004 fiscal years with a corresponding increase in contributed surplus.

During the year ended June 30, 2005, the Company recorded compensation expense of $3.0 million for stock options granted to employees on or after July 1, 2002.

(d) Minimum pension liability

Under U.S. GAAP, the Company is required to record an additional minimum pension liability for its pension plan in IXOS (see Note 9—Accounts Payable—Trade And Accrued Liabilities). Accumulated comprehensive income has been charged with $535,000, net of tax on account of this plan. No such adjustment is required under Canadian GAAP.

NOTE 20—PROVISION FOR (RECOVERY OF) RESTRUCTURING CHARGE

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumption and estimates. As part of this evaluation a number of decisions were made regarding actions still to take place as contemplated under the original plan and these decisions necessitated an adjustment to the Company’s original restructuring accrual. Based on the above analyses, the Company recorded recoveries to this restructuring charge of $1.7 million during the year ended June 30, 2005. These recoveries represented, primarily, reductions in estimated employee termination costs. The actions relating to employer workforce reduction were substantially complete as of June 30, 2005. The provision relating to facility costs is expected to be expended by 2014.

The activity of the Company’s provision for restructuring charges is as follows since the beginning of the current fiscal year:

	As of June 30, 2004	Provision	Usage	Recoveries	As of June 30, 2005
Employee severance	$3,290	$—	$(1,700)	$(1,423)	$167
Facility costs	2,538	—	(359)	(301)	1,878
Legal and other outside service costs	90	—	(90)	—	—

	$5,918	$—	$(2,149)	$(1,724)	$2,045

	June 30, 2003	Provision	Usage	Recoveries	As of June 30, 2004
Employee severance	$—	$5,656	$(2,366)	$—	$3,290
Facility costs	—	3,317	(779)	—	2,538
Capital assets	—	684	(684)	—	—
Legal and other outside service costs	—	348	(258)	—	90

	$—	$10,005	$(4,087)	$—	$5,918

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Tabular amounts in thousands, except per share data)

NOTE 21—RELATED PARTY TRANSACTIONS

During Fiscal 2005, a Director of the Company received $315,970 (Fiscal 2004—$480,000, Fiscal 2003—$237,000) in consulting fees for assistance with acquisition activities.

NOTE 22—SUBSEQUENT EVENTS

The Harold Tilbury and Yolanda Tilbury Family Trust brought an action against the Company in July, 2002, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird. The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text counterclaimed against the Tilburys claiming that not only was no further amount owing for the purchase of their shares, but that they were entitled to a return of the money already paid to the Tilburys, in respect of the business acquisition. Bluebird also claimed damages against Harold Tilbury with respect to the lease of the Bluebird premises. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million, plus interest, was payable by the Company to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs, and subsequently ruled that a further $222,000 was payable under the terms of the share purchase agreement as additional purchase consideration. The Company’s counterclaims were dismissed. A decision on reimbursement of costs had been deferred, at that date, and in August 2005 the arbitrator ruled that the sum of approximately $847,000 is payable by the Company to the Tilburys on account of costs. Based on these awards, a total amount of $3.7 million was recorded as being payable to the Tilburys. This consisted of $2.5 million as additional purchase consideration, $240,000 relating to severance related costs, $85,000 relating to improvements for leasehold properties occupied by Bluebird, $754,000 relating to interest and $129,000 relating to legal costs.

In August 2005, the Domination Agreement with IXOS (see Note 12) which had been contested by certain IXOS shareholders was settled, as a result of an out of court settlement that was ratified by the court on August 9, 2005. Additionally, in August 2005, the contestation of the agreement of control relating to acquisition of Gauss, (see Note 12), was also settled in relation to two shareholders’ suits against the resolutions of the shareholders’ meetings of December 23, 2003. Amounts of $98,307 and $126,047 were accrued at June 30, 2005 in respect of these settlements.

In July 2005, the Company announced that management had committed itself to a restructuring plan relating primarily to excess facilities and severance costs. The restructuring charge is expected to range between approximately $25 million and $30 million and is expected to be taken during the quarter ending September 30, 2005.

On May 3, 2005 the Board of Directors of the Company approved an amendment to the ESPP to reduce the discount at which shares may be purchased to 95% of the average market price on the last day of the purchase period. The ESPP amendment was subject to the approval of the TSX and was to become effective on the first day of the purchase period during which SFAS 123R becomes effective. The TSX approved this amendment on June 21, 2005. SFAS 123R is effective in the first interim or annual reporting period beginning after June 15, 2005 and as a result the ESPP amendment came into effect on July 1, 2005.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the Company’s internal control over financial reporting as of June 30, 2005, the end of the Company’s fiscal year. In making its assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), the Company’s management determined that it would exclude Optura Inc. and Artesia Technologies Inc., which the Company acquired on February 11, 2005 and August 19, 2004 respectively, from the scope of its assessment of internal control over financial reporting as of June 30, 2005. These acquisitions represented 3.1% of the Company’s Fiscal 2005 revenue, 5.7% of the Company’s Fiscal 2005 net income and 1.5% of the Company’s Fiscal 2005 assets (see Note 17—Acquisitions).

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect the Company’s Disclosure Controls or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Form 10-K.

(C) Attestation Report of the Independent Registered Public Accounting Firm

See Report at the beginning of Part II, Item 8 of this Form 10-K.

(D) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, in which the Company’s Chief Executive Officer and Chief Financial Officer participated, management has concluded that there were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Effective September 23, 2005, the Company and P. Thomas Jenkins entered into an amendment to the employment agreement of Mr. Jenkins. The amended agreement provides for an annual base salary and for an annual performance bonus based upon goals approved by the Board of Directors upon recommendation of the Compensation Committee from time to time. The amended agreement provides that, upon termination without “just cause”, the Company will pay Mr. Jenkins an amount equivalent to: (i) 15 months base salary; (ii) any performance bonus which has been earned on a pro rata basis to the date of termination; and (iii) 1.25 times Mr. Jenkins’ target annual compensation payment for the then current fiscal year. In addition, Mr. Jenkins will be entitled to receive all other benefits to which he would have been entitled during the 15-month period following termination. If Mr. Jenkins’ employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Jenkins will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

Effective September 23, 2005, the Company and John Shackleton entered into an amendment to the employment agreement of Mr. Shackleton. The amended agreement provides for an annual base salary and for an annual performance bonus based upon goals approved by the Board of Directors upon recommendation of the Compensation Committee from time to time. The amended agreement provides that, upon termination without “just cause”, the Company will pay Mr. Shackleton an amount equivalent to: (i) 15 months base salary; (ii) any performance bonus which has been earned on a pro rata basis to the date of termination; and (iii) 1.25 times Mr. Shackleton’s target annual compensation payment for the then current fiscal year. In addition, Mr. Shackleton will be entitled to receive all other benefits to which he would have been entitled during the 15-month period following termination. If Mr. Shackleton’s employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Shackleton will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

Effective September 23, 2005, the Company entered into an employment agreement with Alan Hoverd. The employment agreement provides for an annual base salary and for an annual performance bonus based upon goals approved by the Board of Directors upon recommendation of the Compensation Committee from time to time. The employment agreement provides that, upon termination without “just cause”, the Company will pay Mr. Hoverd an amount equivalent to: (i) 12 months base salary; (ii) any performance bonus which has been earned on a pro rata basis to the date of termination; and (iii) Mr. Hoverd’s target annual compensation payment for the then current fiscal year. In addition, Mr. Hoverd will be entitled to receive all other benefits to which he would have been entitled during the 12-month period following termination. If Mr. Hoverd’s employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Hoverd will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information as to the directors and executive officers of the Company as of September 1, 2005.

Name	Age	Position with Company	Principal Occupation
P. Thomas Jenkins Ontario, Canada	45	Director, Executive Chairman and Chief Strategy Officer	Executive Chairman and Chief Strategy Officer
John Shackleton Illinois, USA	58	Director, President and Chief Executive Officer	President and Chief Executive Officer
Randy Fowlie(2)(3) Ontario, Canada	45	Director	Vice President and General Manager, Digital Media of Leitch Technology Corporation
Carol Coghlan Gavin(1)(3) Illinois, USA	49	Director	President, Winston Advisors Ltd.
Peter Hoult(1)(2)(3)(4) North Carolina, USA	61	Director	Strategic Business Consultant, Peter Hoult Management Consultants
Brian Jackman(2)(4) Illinois, USA	64	Director	President, the Jackman Group, Inc.
Ken Olisa(2)(4) London, UK	53	Director	Chairman and Chief Executive Officer, Interregnum Plc.
Stephen J. Sadler Ontario, Canada	54	Director	Chairman and Chief Executive Officer, Enghouse Systems Limited
Michael Slaunwhite(1)(2) Ontario, Canada	44	Director	Chairman and Chief Executive Officer, Halogen Software Inc.
Alan Hoverd Ontario, Canada	57	Chief Financial Officer	Chief Financial Officer
Anik Ganguly Michigan, USA	46	Executive Vice President, Operations	Executive Vice President, Operations
Bill Forquer Ohio, USA	47	Executive Vice President, Marketing	Executive Vice President, Marketing
John Kirkham London, UK	62	Executive Vice President, Worldwide Sales	Executive Vice President, Worldwide Sales
Kirk Roberts Ontario, Canada	44	Executive Vice President, Services	Executive Vice President, Services

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.
(4)	Member of the Advisory Committee.

P. Thomas Jenkins has served as a director of the Company since December 1994 and as Executive Chairman of the Company since June 30, 2005. Mr. Jenkins was appointed Chief Strategy Officer of the Company in August 2005. From 1997 until July 2005, Mr. Jenkins served as Chief Executive Officer of the Company. Mr. Jenkins is currently a member of the board of BMC Software, Inc. From December 1994 to July 1997, Mr. Jenkins held progressive executive positions within the Company. From December 1989 until June 1994, he held several executive positions with DALSA Inc., an electronic imaging manufacturer. Mr. Jenkins received an M.B.A. in technology management from York University, a M.A. Sc. in electrical engineering from the University of Toronto and a B. Eng. Mgt. in technology and commerce from McMaster University.

John Shackleton has served as director of the Company since January 1999 and as the President and Chief Executive Officer of the Company since July 2005. From November 1998 to July 2005, Mr. Shackleton served as President of the Company. From July 1996 to 1998 Mr. Shackleton served as President of the Platinum Solution division for Platinum Technology Inc. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase, Inc., as Vice President of Worldwide Consulting at ViewStar Corp., a document management imaging company, and he directed several consulting practices for Oracle Systems Corp. Mr. Shackleton is also currently a director of OmniViz, Inc.

Randy Fowlie has served as a director of the Company since March 1998. From January 2005 until present, Mr. Fowlie has held the position of Vice President and General Manager, Digital Media of Leitch Technology Corporation, a public software and hardware company, which acquired Inscriber Technology Corporation in January 2005. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a computer software company, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie worked with KPMG Chartered Accountants from 1984 and was a partner from 1995 to 1998. Mr. Fowlie is currently a member of the board of CTT Communitech Technology Association. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant.

Carol Coghlan Gavin has served as a director of the Company since December 2004. Ms. Gavin is the President of Winston Advisors Ltd., a private consulting firm she founded in 2005. Ms. Gavin serves as a director of Tellabs Foundation and is also a member of the board of visitors for the University of Illinois College of Law. From 1988 until June 2001, Ms. Gavin held various positions with Tellabs, Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Senior Vice President, General Counsel and Secretary. Ms. Gavin received a bachelor’s degree from the University of Illinois and graduated from the University of Illinois College of Law. Ms. Gavin was admitted to the Illinois State Bar in 1980.

Peter Hoult has served as a director of the Company since December 2002. Mr. Hoult is a strategic business consultant with Peter Hoult Management Consultants, a private consulting firm he founded in 1993. Mr. Hoult acts as a director of Halogen Software Inc. From 1996 to 2000, Mr. Hoult was a Visiting Professor of Strategic Marketing at Babcock (Wake Forest University) and Fuqua (Duke University) Post-Graduate Business Schools. From 1972 to 1990, Mr. Hoult held various senior executive management positions with RJ Reynolds Industries. Mr. Hoult received a B.A. (Honours) in psychology from the University of Reading and he pursued graduate research at the London School of Economics.

Brian J. Jackman has served as a director of the Company since December 2002. Mr. Jackman is the President of the Jackman Group, Inc., a private consulting firm he founded in 2005. Mr. Jackman also serves as a director of PCTEL, Inc. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs, Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice-President, President, Global Systems and Technologies and as a member of the board of directors of the company. Mr. Jackman received a B.A. from Gannon University and an M.B.A. from Penn State University.

Ken Olisa has served as a director of the Company since January 1998. Mr. Olisa is the Chairman & CEO of Interregnum Plc., a publicly traded UK technology merchant bank, which he founded in 1992. After working for IBM from 1974 to 1981, Mr. Olisa held various positions with Wang Laboratories Inc. between 1981 and 1992, lastly that of Senior Vice President and General Manager, Europe, Africa and Middle East. Mr. Olisa is a director of Reuters Group Plc and of several other private information technology companies in the UK. Mr. Olisa is a Liveryman of the Worshipful Company of Information Technologists; a Freeman of the City of London; a Director of the Reuters Foundation; Chairman of Thames Reach Bondway, a charity working to shelter and resettle the homeless in London; and a Governor of the Peabody Trust. Mr. Olisa holds an MA from Cambridge University in Natural, Social, Political and Management Science.

Stephen J. Sadler has served as a director of the Company since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a software engineering company that develops geographic information systems as well as interactive voice response systems. Mr. Sadler was previously the Executive Vice President and Chief Financial Officer of GEAC from 1987 to 1990, was President and Chief Executive Officer of GEAC from 1990 to 1996, was Vice Chairman thereof from 1996 to 1998, and was a Senior Advisor to GEAC on acquisitions until May 1999. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Mr. Sadler is Chairman of Helix Investments (Canada) Inc., a position he has held since early 1998. Mr. Sadler is also currently a director of Enghouse Systems Limited, and Belzberg Technologies Ltd. Mr. Sadler holds a B.A. Sc. (Honours) in industrial engineering and an M.B.A. (Dean’s List) and he is a Chartered Accountant.

Michael Slaunwhite has served as a director of the Company since March 1998. Mr. Slaunwhite has served as CEO and Chairman of Halogen Software Inc., a leading provider of employee performance management software, from 2000 to present, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies assisting them with strategic and financing plans. Mr. Slaunwhite was Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.

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

Anik Ganguly has been with Open Text since 1997 and is the Executive Vice President, Operations since October 2004. Mr. Ganguly was appointed the Company’s Executive Vice President, Products in 1999. He has been with Open Text since December of 1997, when the Company acquired Campbell Services Inc. where Mr. Ganguly was President and CEO. From 1991 to 1997, he has been involved in Enterprise Software development and, in particular, the application of Internet standards to facilitate collaboration and communication across corporate boundaries. Mr. Ganguly has chaired an Internet Engineering Task Force working group and continues to be a strong proponent of open standards. Mr. Ganguly has a Bachelor of Engineering degree in Mechanical Engineering and received his MBS from the University of Wisconsin, Madison.

Bill Forquer was appointed Executive Vice President, Marketing in 2003. From 2001 to 2003, he served as Senior Vice President, Business Development of the Company. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions, Inc. (IDI) where Mr. Forquer was President. Prior to being named President of IDI in 1996, Mr. Forquer held other executive management positions at IDI. Mr. Forquer began his career in 1981 at Battelle Laboratories developing the software that subsequently was spun-off into IDI. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

John Kirkham was appointed Executive Vice President, Worldwide Sales in February 2005. He joined the Company in November 2003 as SVP Global Services, Europe, and assumed responsibilities for global sales in Europe as well. In October 2004 he was appointed SVP, International Sales, before moving to his current position. Mr. Kirkham has over 30 years of high tech management experience in worldwide operations. He was Executive Officer of Applied Learning/National Education Training Group, a subsidiary of NEC. He was also VP, International Operations and UK Managing Director for Wave Technologies for seven years. From 2001 to 2003, before joining Open Text, he held several management positions with Thomson Learning, including VP Global Integration and VP, International, Thomson Enterprise Solutions. Mr. Kirkham has a Bachelor of Science (Econ) Honors Degree from the London School of Economics, and a diploma in Business Studies from the Manchester University Business School.

Kirk Roberts was appointed Executive Vice President, Services in the calendar year of 2003. Mr. Roberts has been in the online services and software industry for over 15 years. Prior to joining the Company in 1996 as Vice President of Network Services, Mr. Roberts founded NirvCentre, one of Canada’s first online service providers, where he served as the senior executive for ten years. In 1996, through a strategic acquisition, Mr. Roberts joined Open Text, and designed and launched the Livelink Online Service—a global Livelink application hosting service for large corporations. Today, in his current role, Mr. Roberts leads two business units, Global Customer Support and Global Services.

The Board of Directors has determined that Randy Fowlie qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Mr. Fowlie is also financially sophisticated as required by NASD Marketplace Rules, and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act, and within the meaning of the Company’s director independence standards and those of any exchange, quotation system or market upon which the Company’s securities are traded. The Company has a standing audit committee of the Board of Directors composed of Messrs, Fowlie, Jackman, Olisa, Slaunwhite and Hoult. There are no family relationships among any of the executive officers or directors of the Company. All directors serve one year terms and are elected annually at each Annual General Meeting (“AGM”). All executive officers are appointed annually as well.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Business Conduct and Ethics incorporates the Company’s guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. The Code also incorporates the Company’s expectations of its employees that enable the Company to provide accurate and timely disclosure in its filings with the Securities and Exchange Commission and other public commissions.

The full text of the Company’s Code of Business Conduct and Ethics is published on its web site at www.opentext.com under the Company/Investors section. The Company intends to disclose future amendments to certain provisions of its Code of Business Conduct and Ethics, or waivers of such provisions that apply or are granted to directors and executive officers, on this web site within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the compensation earned in the Company’s last three fiscal years by the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”):

	Annual Compensation				Long Term Compensation(2)
Name and Principal Position					Awards
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Securities Underlying Options/SARs(3) (#)
P. Thomas Jenkins Executive Chairman and Chief Strategy Officer(4)	2005 2004 2003	387,918 328,735 287,570	143,765 214,624 232,220	15,494 11,033 8,871	100,000 — 200,000

John Shackleton President and Chief Executive Officer	2005 2004 2003	368,740 368,740 358,000	106,800 231,133 228,189	31,480 20,763 12,174	75,000 80,000 —

Bill Forquer Executive Vice President, Marketing	2005 2004 2003	272,500 265,000 260,000	53,000 77,235 48,050	15,855 8,913 6,270	10,000 20,000 —

Anik Ganguly Executive Vice President, Operations	2005 2004 2003	290,000 242,500 195,000	45,000 86,005 95,450	2,515 1,625 215	20,000 20,000 —

John Kirkham Executive Vice President, Worldwide Sales	2005 2004 2003	294,139 193,296 —	211,100 45,425 —	16,789 10,148 —	180,000 20,000 —

Notes:

(1)	The amounts in “Other Annual Compensation” include health benefits, car allowances and club memberships paid by the Company, but do not include medical and group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company.
(2)	The Company has not granted restricted shares or stock appreciation rights to Named Executive Officers and has no long-term incentive plan.
(3)	Options/SARs granted have been adjusted as per the two-for-one stock split in October 2003.
(4)	P. Thomas Jenkins served as Chief Executive Officer of the Company until June 30, 2005.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth the options granted to the Named Executive Officers in the fiscal year ended June 30, 2005. The exercise price per share of each option was equal to the fair market value of the Common Shares on the grant date as determined by the Board of Directors of the Company, and each option becomes exercisable at the rate of 25% of the total option grant at the end of each of four annual periods from the date the options begin to vest. The Company did not grant any stock appreciation rights during Fiscal 2005. The percentage of total options granted to Open Text employees in Fiscal 2005 is based on options granted during that period to purchase an aggregate of 965,500 shares. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Shares over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Shares and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the Named Executive Officers.

Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration Date	5% ($)	10% ($)
P. Thomas Jenkins	100,000	10.36%	16.920	12/9/2011	1,064,090	2,696,612
John Shackleton	75,000	7.77%	16.920	12/9/2011	798,067	2,022,459
Bill Forquer	10,000	1.04%	16.920	12/9/2011	106,409	269,661
Anik Ganguly	20,000	2.07%	16.920	12/9/2011	212,818	539,322
John Kirkham	2,000	0.21%	16.920	12/9/2011	21,282	53,932
John Kirkham	150,000	15.54%	14.610	05/9/2012	1,378,223	3,492,687
John Kirkham	28,000	2.90%	17.990	09/3/2014	267,985	725,091

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth options exercised and the values of outstanding options for Common Shares held by each of the Named Executive Officers:

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Common Shares underlying unexercised Options at June 30, 2005		Value of unexercised in-the- money options at June 30, 2005(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
P. Thomas Jenkins	—	—	449,000	275,000	6,357,840	2,478,000
John Shackleton	—	—	632,862	135,000	8,678,126	—
Bill Forquer	—	—	50,000	25,000	637,200	—
Anik Ganguly	—	—	90,000	40,000	920,400	70,800
John Kirkham	—	—	5,000	195,000	—	—

Note:

(1)	Based on the closing price of the Company’s Common Shares on the NASDAQ National Market on June 30, 2005.

Director Compensation

Directors who are salaried officers or employees of the Company receive no compensation for serving as directors. Non-employee directors of the Company receive an annual retainer fee of $15,000 and an additional $1,250 fee for each meeting attended, including committee meetings, except for Audit Committee members who receive $1,875 for each Audit Committee meeting attended. Each committee chairman receives an annual retainer of $5,000, except for the Audit Committee Chairman who receives a $7,500 annual retainer. In Fiscal

2005, non-employee directors of the company received 12,000 options to acquire Common Shares of the Company. The independent Lead Director in addition to fees received as described above, receives an annual retainer of $5,000. The Company reimburses all directors for all reasonable expenses incurred by them in their capacity as directors. During Fiscal 2005, Stephen J. Sadler received $315,970 (Fiscal 2004—$480,000) in consulting fees for assistance with acquisition activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Executive Officer Employment Agreements

Effective September 23, 2005, the Company and P. Thomas Jenkins entered into an amendment to the employment agreement of Mr. Jenkins. The amended agreement provides for an annual base salary and for an annual performance bonus based upon goals approved by the Board of Directors upon recommendation of the Compensation Committee from time to time. The amended agreement provides that, upon termination without “just cause”, the Company will pay Mr. Jenkins an amount equivalent to: (i) 15 months base salary; (ii) any performance bonus which has been earned on a pro rata basis to the date of termination; and (iii) 1.25 times Mr. Jenkins’ target annual compensation payment for the then current fiscal year. In addition, Mr. Jenkins will be entitled to receive all other benefits to which he would have been entitled during the 15-month period following termination. If Mr. Jenkins’ employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Jenkins will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

Effective September 23, 2005, the Company and John Shackleton entered into an amendment to the employment agreement of Mr. Shackleton. The amended agreement provides for an annual base salary and for an annual performance bonus based upon goals approved by the Board of Directors upon recommendation of the Compensation Committee from time to time. The amended agreement provides that, upon termination without “just cause”, the Company will pay Mr. Shackleton an amount equivalent to: (i) 15 months base salary; (ii) any performance bonus which has been earned on a pro rata basis to the date of termination; and (iii) 1.25 times Mr. Shackleton’s target annual compensation payment for the then current fiscal year. In addition, Mr. Shackleton will be entitled to receive all other benefits to which he would have been entitled during the 15-month period following termination. If Mr. Shackleton’s employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Shackleton will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

Effective May 9, 2001, the Company entered into an employment agreement with Bill Forquer, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time.

Effective November 30, 1997, the Company entered into an employment agreement with Anik Ganguly, which provides for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. The employment agreement provides that upon termination without “just cause,” the Company will make semi-annual payments equivalent to 6 months base salary to Mr. Ganguly.

Effective October 24, 2003, the Company entered into an employment agreement with John Kirkham, which provided for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time.

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

Compensation Committee Interlocks and Insider Participation

From July 1, 2004 until December 9, 2004, the Compensation Committee was comprised of Messrs. Brian Jackman, Michael Slaunwhite and David Johnston. From December 9, 2004 through June 30, 2005, the Compensation Committee was comprised of Messrs. Peter Hoult and Michael Slaunwhite and Ms. Carol Gavin. None of the members of the Compensation Committee have been or are an officer or employee of the Company, or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board), one of whose executive officers served as a director of the Company.

Audit Committee Changes

On September 13, 2005, Peter Hoult was appointed as an additional member to the Company’s Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 30, 2005 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director and proposed director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting on investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2005. However, these shares underlying options and warrants are not treated as outstanding for the purposes of computing the percentage ownership of any other person or entity. As of June 30, 2005, there were 48,136,932 Common Shares outstanding. Unless otherwise indicated, the address of each person or entity named in the table is care of Open Text Corporation, 185 Columbia Street West, Waterloo Ontario, Canada, N2L-5Z5.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
General Atlantic Service Corporation 3 Pickwick Plaza, Greenwich Connecticut, US 06830(1)(a)	3,846,084	7.99%

RBC Asset Management Inc. Royal Trust Tower 77 King Street West, Suite 3800 Toronto, Ontario CA M5K 1H1(1)(b)	3,077,850	6.39%

TAL Global Asset Management 1000 de la Gaucheterie West, Suite 3100 Montreal Quebec CA H3B 4W5(1)(c)	2,876,225	5.98%

Royal Trust Co. Royal Trust Tower, PO Box 7500 Station A 77 King Street West, 6th Floor Toronto, Ontario CA M5P 1P9(1)(d)	2,698,200	5.61%

Caisse de depot et placement du Quebec 1000 place Jean-Paul-Riopelle Montreal Quebec CA H2Z 2B3(1)(e)	2,667,260	5.54%

P. Thomas Jenkins(2)	1,520,100	3.16%
John Shackleton(3)	679,430	1.41%
Stephen J. Sadler(4)	646,600	1.34%
Alan Hoverd(5)	210,000	*
Michael Slaunwhite(6)	136,000	*
Randy Fowlie(7)	114,000	*
Anik Ganguly(8)	104,232	*
Bill Forquer(9)	61,894	*
Peter Hoult(10)	24,000	*
Brian Jackman(11)	24,000	*
Ken Olisa(12)	12,000	*
Carol Coghlan Gavin(13)	3,000	*
John Kirkham(14)	12,000	*
Kirk Roberts(15)	81,058	*
All executive officers and directors as a group (14 Persons)(16)	3,628,314	7.54%

*	Less than 1%
(1)	Based on information filed in Schedule 13G with the SEC.
(a)	Shared voting power for 3,846,084 Common Shares.
(b)	Shared voting power and shared dispositive power for 3,077,850 Common Shares.
(c)	Sole voting power for 2,836,500 Common Shares and sole dispositive power for 2,876,225 Common Shares.
(d)	Shared voting power and shared dispositive power for 2,698,200 Common Shares.
(e)	Sole voting power and sole dispositive power for 2,667,260 Common Shares.
(2)	Includes 1,021,100 Common Shares owned and options for 449,000 Common Shares which are vested and options for 50,000 Common Shares which will vest within 60 days of June 30, 2005.
(3)	Includes 26,568 Common Shares owned and options for 632,862 Common Shares which are vested and options for 20,000 Common Shares which will vest within 60 days of June 30, 2005.
(4)	Includes 182,600 Common Shares owned and options for 464,000 Common Shares which are vested.
(5)	Includes options for 205,000 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2005.
(6)	Includes 6,000 Common Shares owned and options for 130,000 Common Shares which are vested.

(7)	Includes 500 Common Shares owned and options for 113,500 Common Shares which are vested.
(8)	Includes 9,232 Common Shares owned and options for 90,000 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2005.
(9)	Includes 6,894 Common Shares owned and options for 50,000 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2005.
(10)	Includes options for 24,000 Common Shares which are vested.
(11)	Includes 12,000 Common Shares owned and options for 12,000 Common Shares which are vested.
(12)	Includes options for 12,000 Common Shares which are vested.
(13)	Includes 3,000 Common Shares owned.
(14)	Includes options for 5,000 Common Shares which are vested and options for 7,000 Common Shares which will vest within 60 days of June 30, 2005.
(15)	Includes 4,498 Common Shares owned and options for 63,100 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of June 30, 2005.
(16)	See notes (2)—(15)

Item 13.	Certain Relationships and Related Transactions

During Fiscal 2005, Stephen J. Sadler received $315,970 (Fiscal 2004—$480,000) in consulting fees for assistance with acquisition activities. Mr. Sadler, a director with the Company, abstained from voting on all transactions from which he would potentially derive consulting fees.

The Company has adopted a policy that all transactions between the Company and its officers, directors and affiliates will be approved by a majority of the “independent” members of the Board of Directors of the Company, as defined in NASDAQ Rule 4200.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KPMG LLP for Fiscal 2005 and Fiscal 2004:

Audit Fees

Audit fees were approximately $3,298,477 for Fiscal 2005 and $1,102,748 for Fiscal 2004. Such fees were for professional services rendered for (a) the annual audits of the Company’s consolidated financial statements, including statutory audits of foreign subsidiaries and the accompanying attestation report regarding the Company’s internal control over financial reporting contained in the Company’s Annual Report on Form 10-K, (b) the review of quarterly financial information included in the Company’s Quarterly Reports on Form 10-Q and (c) fees related to filings with the Securities and Exchange Commission and accounting consultations.

Audit-Related Fees

Audit-related fees that were not reported as audit fees were approximately $165,691 for Fiscal 2005 and $154,364 for Fiscal 2004. Such fees were for accounting consultations concerning financial accounting and reporting standards.

Tax Fees

The total fees for tax services were approximately $206,376 for Fiscal 2005 and $424,538 for Fiscal 2004. The fees were for services related to: tax compliance, including the preparation of tax returns, tax planning and tax advice, advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

All Other Fees

There were no fees for other services for Fiscal years 2005 and 2004.

The Audit Committee of the Board of Directors has determined that the provision of the services as set out above is compatible with maintaining KPMG LLP’s independence.

Pre-Approval Policy

The Audit Committee has established a policy of reviewing, in advance, and either approving or disapproving, all audit, audit-related, tax and other non-audit service proposed to be provided to the Company by any independent public or certified public accountant. This policy requires that all services received from the Company’s independent accountants be approved in advance by either the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated pre-approval responsibility to the Chairperson of the Audit Committee. All of the audit, audit-related, tax and all other services provided by KPMG to the Company in Fiscal 2005 were pre-approved. All non-audit services provided in Fiscal 2005 were reviewed with the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

The Audit Committee of the Board of Directors has adopted an Audit Committee Charter which is attached hereto as Appendix A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

1) Consolidated Financial Statements and Reports of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

2) See Note 7 in the Consolidated Financial Statements included under Item 8, Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company.(1)

3.2	Articles of Amalgamation of the Company.(1)

3.3	Articles of Amendment of the Company.(1)

3.4	By-law No. 1 of the Company.(1)

3.5	Articles of Amendment of the Company.(1)

3.6	By-law No. 2 of the Company.(1)

3.7	By-law No. 3 of the Company.(1)

3.8	Articles of Amalgamation of the Company.(1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001.(4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002.(5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003.(6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004.(7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005.

4.1	Form of Common Share Certificate.(1)

10.1	Restated 1995 Flexible Stock Incentive Plan.(3)

10.2	1995 Replacement Stock Option Plan.(1)

10.3	1995 Supplementary Stock Option Plan.(1)

10.4	1995 Directors Stock Option Plan.(1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company.(2)

10.6	1998 Stock Option Plan.(3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004.(7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004.(7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005.

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005.

10.11	2004 Employee Stock Option Plan.

10.12	Artesia Stock Option Plan.

10.13	Vista Stock Option Plan.

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company.

10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company.

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company.

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company.

Exhibit Number	Description of Exhibit

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company.

21.1	List of the Company’s Subsidiaries as of July 1, 2005.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

4) Appendix: The following appendix is filed as part of this Annual Report on Form 10-K.

Appendix	Description of Appendix
A	Audit Committee Charter.

b) Exhibits

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in 15(a)(3) above. Exhibits which are incorporated by reference can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street NW, Room 1024, Washington D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago Illinois; 76 Federal Plaza, Room 1102, New York, New York, and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such materials can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street NW, Washington, D.C. 20549 at prescribed rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2005	OPEN TEXT CORPORATION

/s/ ALAN HOVERD
Alan Hoverd
Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Open Text Corporation hereby constitute and appoint John Shackleton and Alan Hoverd, and each of them singly, with full power of substitution, our true and lawful attorney’s-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the said attorneys-in-fact, or his substitute(s), may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2005

/s/ ALAN HOVERD Alan Hoverd	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2005

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	September 27, 2005

/s/ RANDY FOWLIE Randy Fowlie	Director	September 27, 2005

/s/ CAROL COGHLAN GAVIN Carol Coghlan Gavin	Director	September 27, 2005

/s/ PETER HOULT Peter Hoult	Director	September 27, 2005

/s/ BRIAN JACKMAN Brian Jackman	Director	September 27, 2005

/s/ KEN OLISA Ken Olisa	Director	September 27, 2005

/s/ STEPHEN J. SADLER Stephen J. Sadler	Director	September 27, 2005

/s/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	September 27, 2005

OPEN TEXT CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001 (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002 (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003 (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005.

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	1998 Stock Option Plan. (3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004. (7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004. (7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005.

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005.

10.11	2004 Employee Stock Option Plan.

10.12	Artesia Stock Option Plan.

10.13	Vista Stock Option Plan.

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company.

10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company.

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company.

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company.

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company.

Exhibit Number	Description of Exhibit
21.1	List of the Company’s Subsidiaries as of July 1, 2005.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

Appendix A

Open Text Corporation (the “Company”)

Audit Committee Charter

As amended by the Board of Directors

on July 27, 2005.

A. PURPOSE AND SCOPE

The primary function of the Audit Committee (the “Committee”) is to:

a)	assist the Board of Directors in fulfilling its responsibilities by reviewing:

i)	the financial reports provided by the Company to the Securities and Exchange Commission (“SEC”), other Regulatory Bodies (as defined below), the Company’s stockholders and to the general public, and

ii)	the Company’s internal financial and accounting controls;

b)	appoint, compensate and retain the Company’s independent public accountants,

c)	oversee the work performed by any independent public accountants, including their conduct of the annual audit and engagement for any other services,

d)	oversee the accounting and financial reporting processes of the Company as established by the Company’s management and the audits of the financial statements of the Company conducted by the Company’s independent public accountants,

e)	recommend, establish and monitor procedures, including without limitation those relating to risk management and those designed to improve the quality and reliability of the disclosure of the Company’s financial condition and results of operations,

f)	establish procedures designed to facilitate:

i)	the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and

ii)	the receipt of confidential or anonymous submissions by employees of concerns regarding questionable accounting or auditing matters,

g)	engage advisors as necessary, and

h)	distribute relevant funding provided by the Company regarding the payment of outside auditors and advisors engaged by the Committee.

B. COMPOSITION AND MEETINGS

The Committee shall be comprised of a minimum of three directors as appointed by the Board of Directors, each of who shall:

a) meet the independence and audit committee composition requirements promulgated by the SEC, the National Association of Securities Dealers, any exchange upon which securities of the Company are traded, and any governmental or regulatory body exercising authority over the Company (each a “Regulatory Body” and collectively, the “Regulatory Bodies”), as in effect from time to time,

b) not have participated in the preparation of the financial statements of the Company at any time during the past three years, and

c) be free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment as a member of the Committee.

A majority of the members of the Committee shall constitute a quorum at any meeting of the Committee, but in no case shall a quorum be comprised of less than three (3) members of the Committee.

All members of the Committee shall be “financially literate”, which is defined as having a basic understanding of finance and accounting and having the ability to read and understand fundamental financial statements, including a balance sheet, cash flow statement and income statement. At least one member of the Committee shall have employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Further, at least one member of the Committee shall qualify as an “audit committee financial expert” (as such term is defined by the SEC).

The Committee shall ensure that all necessary and proper disclosures shall be made in all applicable filings with the SEC and other Regulatory Bodies as to composition of the Committee. Committee members may enhance their familiarity with finance and accounting by participating in education programs conducted by the Company or an outside consultant at the Company’s expense. Independence and financial literacy are to be determined by the Board of Directors in accordance with applicable laws, rules and regulations.

The members of the Committee shall be appointed by the Board of Directors at the meeting of the Board of Directors following each annual meeting of stockholders and shall serve until their successors shall be duly elected and qualified or until their earlier death, resignation or removal. Unless a Chair is elected by the full Board of Directors, the members of the Committee may designate a Chair by majority vote of the full Committee membership. In the absence of the Chairman at a duly convened meeting, the Committee shall select a temporary substitute from among its members.

The Committee shall meet on a regularly-scheduled basis at least four times per year or more frequently as circumstances dictate. The Committee shall meet at least quarterly with the independent auditor in separate executive sessions or provide the opportunity for full and frank discussion without members of senior management present.

Ordinarily, meetings of the Committee should be convened with no less than seven (7) days notice having been given. In exceptional circumstances the requirement for notice can be waived subject to the formal consent of no less than the number of Committee members that constitutes a quorum of the Committee or instruction by a resolution of the Company’s Board of Directors.

The Committee shall report its actions to the members of the Board and the Secretary of the Company and keep written minutes of its meetings which shall be recorded and filed with the books and records of the Company. Minutes of each meeting will be made available to the members of the Board and the Secretary of the Company.

C. RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Committee shall:

Document Review

1. Review and assess the adequacy of this Charter periodically as conditions dictate, but at least annually (and update this Charter if and when appropriate).

2. Review with representatives of management and representatives of the Company’s independent accounting firm the Company’s audited annual financial statements prior to their filing as part of the Annual Report on Form 10-K. After such review and discussion, the Committee shall recommend to the Board of Directors whether such audited financial statements should be included in the Company’s Annual Report on

Form 10-K. The Committee shall also review the Company’s quarterly financial statements and shall recommend to the Board of Directors whether such financial statements should be included in the Company’s quarterly SEC filings on Form 10-Q. The Committee shall also review any other financial reports and filings as may be required by any other Regulatory Body and shall recommend to the Board of Directors whether such other financial reports or filings should be included in any external filing.

3. Take steps designed to ensure that the independent accounting firm reviews the Company’s interim financial statements prior to their inclusion in the Company’s quarterly reports on Form 10-Q and such other financial reports and filings as may be required by any other Regulatory Body.

Independent Accounting Firm

4. Have sole authority and be directly responsible for the appointment, compensation, retention (including the authority not to retain or to terminate) and oversight of any independent public accounting firms engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company, and each such independent public accounting firm must report directly to the Committee. The authority of the Committee shall include ultimate authority to approve all audit engagement fees and terms.

5. Approve in advance any and all audit services and permissible non-audit services to be performed by the independent accounting firm and adopt and implement policies for such pre-approval.

6. Determine funding necessary for compensation of any independent accounting firms and notify the Company of anticipated funding needs of the Committee.

7. Resolve any disagreements between management and the independent accounting firm as to financial reporting matters.

8. Instruct the independent accounting firm that it should report directly to the Committee on matters pertaining to the work performed during its engagement and on matters required by the rules and regulations of any applicable Regulatory Body.

9. On an annual basis, receive from the independent accounting firm a formal written statement identifying all relationships between the independent accounting firm and the Company consistent with Independence Standards Board (“ISB”) Standard 1, as it may be modified or supplemented. The Committee shall actively engage in a dialogue with the independent accounting firm as to any disclosed relationships or services that may impact its independence. The Committee shall take appropriate action to oversee the independence of the independent accounting firm.

10. On an annual basis, discuss with representatives of the independent accounting firm the matters required to be discussed by Statement on Auditing Standards (“SAS”) 61, as it may be modified or supplemented.

11. Evaluate the performance of the independent accounting firm and consider the discharge of the independent accounting firm when circumstances warrant.

Financial Reporting Processes

12. In consultation with the Company’s management and the independent accounting firm, review annually the adequacy of the Company’s internal control over financial reporting.

13. Require the Company’s Chief Executive Officer and Chief Financial Officer to submit a report to the Committee prior to the filing of the Annual Report on Form 10-K or a Form 10-Q, which is based on their evaluation of internal control over financial reporting, and which discloses:

a) any and all significant deficiencies and material weaknesses in the design and operation of the internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize, and report financial data; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

The Committee shall direct the actions to be taken and/or make recommendations to the Board of Directors of actions to be taken, to the extent such report indicates the finding of any significant deficiencies in internal control over financial reporting or fraud.

14. Regularly review the Company’s critical accounting policies and accounting estimates resulting from the application of these policies and inquire at least annually of both the Company’s management, accounting group and the independent accounting firm as to whether either has any concerns relative to the quality or aggressiveness of management’s accounting policies.

Compliance

15. Establish procedures in compliance with applicable law for:

a) the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and

b) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Investigate any allegations that any officer or director of the Company, or any other person acting under the direction of any such person, took any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the performance of an audit of the financial statements of the Company for the purpose of rendering such financial statements materially misleading and, if such allegations prove to be correct, take or recommend to the Board of Directors appropriate disciplinary action.

Reporting

16. Prepare, in accordance with the rules of any Regulatory Body, a written report of the Audit Committee to be included in the Company’s annual proxy statement for each annual meeting of stockholders.

17. Instruct the Company’s management to disclose in its Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q, the approval by the Committee of any non-audit services performed by the independent accounting firm, and review the substance of any such disclosure and the considerations relating to the compatibility of such services with maintaining the independence of the accounting firm.

Conflicts of Interest

18. Review and approve all payments to be made pursuant to any related party transactions involving executive officers and members of the Board, as required by any Regulatory Body.

Independent Advice

19. The Committee may conduct or authorize investigations into or studies of matters within the Committee’s scope of responsibilities and duties as described above, and may seek, retain and terminate accounting, legal, consulting or other expert advice from a source independent of management, at the expense of the Company, with notice to either the Lead Director, the Executive Chairman or the Chief Executive Officer of the Company, as deemed appropriate by the Committee. In furtherance of the foregoing, the Committee shall have the sole authority to retain and terminate any such consultant or advisor to be used to assist in the evaluation of such matters and shall have the sole authority to approve the consultant or advisor’s fees and other retention terms.

While the Audit Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Audit Committee to plan or conduct audits, to establish the Company’s accounting and financial reporting systems, or to determine that the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles.

This Charter is intended as a component of the flexible governance framework within which the Board of Directors, assisted by its committees, directs the affairs of the Company. While it should be interpreted in the context of all applicable laws, regulations and listing requirements, as well as in the context of the Company’s Articles and By-Laws, it is not intended to establish any legally binding obligations.