Form 10-Q
period 2005-09-30
OPEN TEXT CORP
filed 2005-11-09
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27544

OPEN TEXT CORPORATION

(Exact name of registrant as specified in its charter)

ONTARIO	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1

(Address of principal executive offices)

Registrant’s telephone number, including area code: (519) 888-7111

185 Columbia Street West, Waterloo, Ontario, Canada N2L 5Z5

(former name former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At October 31, 2005 there were 48,477,615 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,767	$79,898
Accounts receivable - net of allowance for doubtful accounts of $3,346 as of September 30, 2005 and $3,125 as of June 30, 2005	73,551	81,936
Income taxes recoverable	11,496	11,350
Prepaid expenses and other current assets	10,526	8,438
Deferred tax assets (note 5)	16,302	10,275

Total current assets	178,642	191,897
Capital assets (note 4)	39,019	36,070
Goodwill (note 10)	244,169	243,091
Deferred tax assets (note 5)	34,998	36,499
Acquired intangible assets (note 11)	121,108	127,981
Other assets	3,841	5,398

	$621,777	$640,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$75,579	$80,468
Deferred revenues	68,345	75,227
Deferred tax liabilities (note 5)	10,221	10,128

Total current liabilities	154,145	165,823
Long-term liabilities:
Accrued liabilities (note 3)	27,149	25,579
Deferred revenues	10	103
Deferred tax liabilities (note 5)	26,442	29,245

Total long-term liabilities	53,601	54,927
Minority interest	4,245	4,431
Shareholders’ equity: (note 7)
Share capital 48,459,865 and 48,136,932 Common Shares issued and outstanding as of September 30, 2005, and June 30, 2005, respectively	410,670	406,580
Commitment to issue shares	—	813
Additional paid-in capital	23,800	22,341
Accumulated comprehensive income	20,287	18,124
Accumulated deficit	(44,971)	(32,103)

Total shareholders’ equity	409,786	415,755

	$621,777	$640,936

Commitments and Contingencies (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share data)

	Three months ended September 30,
	2005	2004
Revenues:
License	$24,943	$23,904
Customer support	46,646	40,792
Service	21,041	20,900

Total revenues	92,630	85,596
Cost of revenues:
License	2,388	2,154
Customer support	7,652	7,494
Service	18,604	16,654

Total cost of revenues	28,644	26,302

	63,986	59,294
Operating expenses:
Research and development	16,550	14,683
Sales and marketing	26,113	25,497
General and administrative	10,437	11,858
Depreciation	2,509	2,399
Amortization of acquired intangible assets	6,853	5,429
Special charges (note 14)	18,111	—

Total operating expenses	80,573	59,866

Loss from operations	(16,587)	(572)
Other expense	(524)	(933)
Interest income, net	70	302

Loss before income taxes	(17,041)	(1,203)
Recovery of income taxes	(4,370)	(325)

Net loss before minority interest	(12,671)	(878)
Minority interest (note 13)	197	108

Net loss for the period	$(12,868)	$(986)

Net loss per share - basic (note 9)	$(0.27)	$(0.02)

Net loss per share - diluted (note 9)	$(0.27)	$(0.02)

Weighted average number of Common Shares outstanding – basic and diluted	48,439	51,106

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. Dollars)

	Three months ended September 30,
	2005	2004
Deficit, beginning of period	(32,103)	(18,529)
Repurchase of Common Shares (note 7)	—	(6,255)
Net loss	(12,868)	(986)

Deficit, end of period	$(44,971)	$(25,770)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss for the period	$(12,868)	$(986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,362	7,828
Share-based compensation	1,413	—
Undistributed earnings related to minority interest	197	108
Deferred taxes	(5,358)	—
Impairment of capital assets	2,013	—
Changes in operating assets and liabilities:
Accounts receivable	8,785	18,735
Prepaid expenses and other current assets	(2,031)	(1,861)
Income taxes	(622)	(2,446)
Accounts payable and accrued liabilities	4,791	(10,213)
Deferred revenue	(6,496)	(6,049)
Other assets	1,138	—

Net cash provided by operating activities	324	5,116

Cash flows used in investing activities:
Acquisitions of capital assets	(5,937)	(3,394)
Purchase of Vista, net of cash acquired	—	(23,690)
Purchase of Artesia, net of cash acquired	—	(5,057)
Purchase of Gauss Interprise AG, net of cash acquired	(85)	—
Purchase of IXOS, net of cash acquired	(3,107)	(1,421)
Additional purchase consideration for prior period acquisitions	(3,228)	(1,326)
Acquisition related costs	(999)	(3,763)

Net cash used in investing activities	(13,356)	(38,651)

Cash flows from financing activities:
Proceeds from issuance of Common Shares	243	368
Proceeds from exercise of Warrants	—	725
Repurchase of Common Shares (note 7)	—	(11,034)
Repayment of short-term bank loan	—	(2,189)
Other	—	(48)

Net cash provided by (used in) financing activities	243	(12,178)

Foreign exchange gain (loss) on cash held in foreign currencies	(342)	179
Decrease in cash and cash equivalents during the period	(13,131)	(45,534)
Cash and cash equivalents at beginning of period	79,898	156,987

Cash and cash equivalents at end of period	$66,767	$111,453

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These Interim Financial Statements are expressed in U.S. dollars and are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual consolidated financial statements, except as described in Note 2 “New Accounting Policies” below. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2005 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2006. Certain comparative figures have been adjusted to conform to current period presentation.

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

Comprehensive net income (loss)

Comprehensive net income (loss) is comprised of net loss and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income (loss) was as follows:

	Three months Ended September 30,
	2005	2004
Other comprehensive net income (loss):
Foreign currency translation adjustment	$2,163	$1,347
Net loss for the period	(12,868)	(986)

Comprehensive net income (loss) for the period	$(10,705)	$361

NOTE 2 - NEW ACCOUNTING POLICIES

The following new accounting policies were adopted in the period:

Share-based payments

On July 1, 2005, the Company adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board (“FASB”) Statement

of Financial Accounting Standards No. (“SFAS”) 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transitional approach. Previously, the Company had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Under the modified prospective application transitional approach, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123R, for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and the Company continues to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods presented under the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented below.

The Company measures share-based compensation costs on the grant date, based on the calculated fair value of the award. The Company has elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known.

Had the Company adopted the fair value-based method for accounting for share-based compensation in all periods presented, the pro-forma impact on net loss and net loss per share would be as follows:

Three months ended September 30, 2004
Net loss for the period
As reported	$(986)
Stock-based compensation	(1,350)

Pro forma	$(2,336)

Net loss per share—basic and diluted
As reported	$(0.02)
Pro forma	$(0.05)

Refer to Note 8 “Share-based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three months ended September 30, 2005.

Amortization period for leasehold improvements

In June 2005, the Emerging Issues Task Force (“EITF”) issued Abstract No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of the lease and not contemplated at or near the beginning of the lease term, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is being applied prospectively for leasehold improvements that are purchased or acquired on or after July 1, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2005	As of June 30, 2005
Accounts payable - trade	$14,032	$18,509
Accrued salaries and commissions	14,100	18,976
Accrued liabilities	28,413	33,736
Amounts payable in respect of restructuring (note 14)	11,602	920
Amounts payable in respect of acquisitions and acquisition related accruals	7,432	8,327

	$75,579	$80,468

Long-term liabilities

	As of September 30, 2005	As of June 30, 2005
Pension liabilities	$623	$625
Amounts payable in respect of restructuring (note 14)	2,883	1,125
Amounts payable in respect of acquisitions and acquisition related accruals	18,692	18,694
Other accrued liabilities	134	239
Asset retirement obligations	4,817	4,896

	$27,149	$25,579

Pension liabilities

IXOS Software AG (“IXOS”), in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its Executive Board. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of September 30, 2005 was $2.2 million (June 30, 2005 – $2.3 million), while the fair value of the pension obligation as of September 30, 2005 was $2.8 million (June 30, 2005 – $2.9 million).

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to general and administrative expense over the terms of the leases ranging between several months to 17 years. To the extent that the amount accrued is in excess of the estimated ultimate obligation, goodwill recognized on the acquisition will be reduced.

Transaction-related costs include amounts provided for certain pre-acquisition contingencies.

Of the $26.1 million of acquisition accruals presented below approximately $7.4 million is due within the next 12 months.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the three month period ended September 30, 2005.

	Balance June 30, 2005	Initial Accruals	Usage/Foreign Exchange/Other Adjustments	Subsequent Adjustments to Goodwill	Balance September 30, 2005
IXOS
Employee termination costs	$338	$—	$(133)	$(64)	$141
Excess facilities	17,274	—	478	—	17,752
Transaction-related costs	2,167	—	(564)	—	1,603

	19,779	—	(219)	(64)	19,496
Gauss
Excess facilities	260	—	(73)	—	187
Transaction-related costs	298	—	(117)	607	788

	558	—	(190)	607	975
Eloquent
Transaction-related costs	487	—	—	(250)	237

	487	—	—	(250)	237
Centrinity
Excess facilities	3,928	—	157	(890)	3,195
Transaction-related costs	651	—	35	—	686

	4,579	—	192	(890)	3,881
Open Image
Transaction-related costs	135	—	14	—	149

	135	—	14	—	149
Artesia
Employee termination costs	50	—	(48)	—	2
Excess facilities	821	—	(85)	101	837
Transaction-related costs	79	—	(3)	40	116

	950	—	(136)	141	955
Vista
Transaction-related costs	121	—	(6)	—	115

	121	—	(6)	—	115
Optura
Excess facilities	172	—	(48)	(30)	94
Transaction-related costs	240	—	(18)	—	222

	412	—	(66)	(30)	316

Totals
Employee termination costs	388	—	(181)	(64)	143
Excess facilities	22,455	—	429	(819)	22,065
Transaction-related costs	4,178	—	(659)	397	3,916

	$27,021	$—	$(411)	$(486)	$26,124

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At September 30, 2005, the present value of this obligation was $4.8 million with an undiscounted value of $6.0 million. These leases were primarily assumed in connection with the IXOS acquisition.

NOTE 4 - CAPITAL ASSETS

	As of September 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,779	$7,264	$2,515
Office equipment	4,978	3,788	1,190
Computer hardware	52,770	41,541	11,229
Computer software	13,616	10,144	3,472
Leasehold improvements	11,103	5,868	5,235
Building	15,378	—	15,378

	$107,624	$68,605	$39,019

	As of June 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,635	$6,998	$2,637
Office equipment	5,158	3,731	1,427
Computer hardware	52,054	40,277	11,777
Computer software	12,842	9,514	3,328
Leasehold improvements	12,695	5,473	7,222
Building	9,679	—	9,679

	$102,063	$65,993	$36,070

The cost of the building relates to the Company’s construction of a building in Waterloo, Ontario. Additions to the building amounted to $5.7 million during the quarter ended September 30, 2005, of which $1.6 million is included in accrued liabilities and accounts payable as of September 30, 2005. Construction of this building was completed and depreciation commenced in October 2005.

NOTE 5 - INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of September 30, 2005 and June 30, 2005, the Company had total net deferred tax assets of $51.3 million and $46.8 million respectively, and total deferred tax liabilities of $36.7 million and $39.4 million, respectively.

The deferred tax assets as of September 30, 2005 arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $130.8 million and $127.6 million was required as of September 30, 2005 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss Interprise AG (“Gauss”) and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

NOTE 6 - SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

The Company’s operations fall into one dominant industry segment, being enterprise content management software. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those of the Company.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. For the three months ended September 30, 2005, and 2004, the “Other” category consists of geographic regions other than North America and Europe.

Adjusted income from operating segments, which is the measure of operating performance used by the chief operating decision-maker, does not include amortization of acquired intangible assets, special charges, share-based compensation, other expense and provision for income taxes. Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

Information about reported segments is as follows:

	Three months ended September 30,
	2005	2004
Revenue
North America	$46,229	$34,933
Europe	41,432	44,306
Other	4,969	6,357

Total revenue	$92,630	$85,596

Adjusted income
North America	$5,701	$1,414
Europe	3,865	2,829
Other	97	808

Total adjusted income	9,663	5,051
Less:
Amortization of acquired intangible assets	6,853	5,429
Special charges	18,111	—
Share-based compensation	1,413	—
Other expense	524	933
Provision for income taxes	(4,370)	(325)

Net loss	$(12,868)	$(986)

	As of September 30, 2005	As of June 30, 2005
Segment assets
North America	$245,134	$238,979
Europe	322,435	343,421
Other	52,265	53,940

Total segment assets	$619,834	$636,340

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements as of September 30, 2005 and June 30, 2005 is as follows:

	As of September 30, 2005	As of June 30, 2005
Segment assets	$619,834	$636,340
Cash and cash equivalents (corporate)	1,943	4,596

Total assets	$621,777	$640,936

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
	2005	2004
Total revenues:
Canada	$7,240	$3,947
United States	38,989	30,986
United Kingdom	8,781	9,789
Germany	15,109	16,943
Rest of Europe	17,542	17,574
Other	4,969	6,357

Total revenues	$92,630	$85,596

	As of September 30, 2005	As of June 30, 2005
Segment assets:
Canada	$114,940	$78,267
United States	130,194	160,712
United Kingdom	55,125	61,995
Germany	165,460	173,312
Rest of Europe	101,850	108,114
Other	52,265	53,940

Total segment assets	$619,834	$636,340

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of September 30, 2005	As of June 30, 2005
North America	$80,552	$80,220
Europe	129,385	128,838
Other	34,232	34,033

	$244,169	$243,091

NOTE 7 – SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2005, the Company did not repurchase any of its Common Shares. The Company issued 46,581 Common Shares to the former shareholders of DOMEA eGovernment (“Domea”) relating to an acquisition agreement commitment, made as part of the acquisition, to issue Common Shares in connection with the achievement of certain post-acquisition revenue targets. Upon issuance, the value ascribed to the shares of $813 was transferred from Commitment to issue shares to Share capital.

During the three months ended September 30, 2004, the Company purchased, through its stock repurchase program, 599,600 of its Common Shares on the Toronto Stock Exchange and the NASDAQ National Market at an aggregate cost of $11.0 million. $4.7 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $6.3 million charged to Accumulated deficit.

NOTE 8 – SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of September 30, 2005, options to purchase an aggregate of 5,456,924 Common Shares were outstanding under all of the Company’s stock option plans. In addition, 1,093,550 options are available to be granted under the 1998 Stock Option Plan and the 2004 Stock Option Plan, which are the only plans under which the Company may issue further options. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant.

A summary of option activity under the Company’s stock option plans for the three months ending September 30, 2005 is as follows:

	Options	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2005	5,530,274	$11.93
Granted	—	—
Exercised	(20,950)	7.62
Forfeited or expired	(52,400)	20.40

Outstanding at September 30, 2005	5,456,924	$11.87	5.09	11,569

Exercisable at September 30, 2005	3,837,565	$9.85	4.27	15,888

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R and United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company does not believe the existing valuation models necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the three months ended September 30, 2005, no stock options were granted by the Company or had their terms modified. In addition, no cash was used to settle equity instruments granted under share-based payment arrangements in the period. For the three months ended September 30, 2004, the weighted-average grant date fair value of options granted during the period was $8.27, using the following weighted average assumptions: expected volatility of 60%; risk-free interest rate of 3%; expected dividend yield of 0%; expected life of 3.5 years.

The fair value of awards granted prior to July 1, 2005 is not adjusted from the amounts disclosed previously, on a pro forma basis, in the notes to the consolidated financial statements in the Company’s Form 10-Ks, or in the notes to the condensed consolidated financial statements in the Company’s Form 10-Qs. As of September 30, 2005, the total compensation cost related to unvested awards not yet recognized in the statement of operations is $10.6 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation costs included in the statement of operations for the three months ended September 30, 2005 was approximately $1.4 million. Deferred tax assets of $169,000 were recorded in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset. The impact of adoption of SFAS 123R in the period was an increase to net loss of $1,413,000 an increased net loss per share of $0.03 per share.

For the three months ended September 30, 2005, cash in the amount of $160,000 was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three months ended September 30, 2005 from the exercise of options eligible for a tax deduction was $46,000, which was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

Prior to July 1, 2005, the Company offered its employees the opportunity to buy its Common Shares, through the ESPP at a purchase price equal to the lesser of 85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the first business day of the purchase period and 85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period. The ESPP, under its original terms, qualified as non-compensatory plan under APB 25 and as such no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

The original terms of the ESPP would have resulted in it being treated as a compensatory plan under the fair value-based method. Effective July 1, 2005, the Company amended the terms of its ESPP to set the amount at which Common Shares may be purchased by employees to 95% of the average market price based on the Toronto Stock Exchange (“TSX”) or Nasdaq National Market (“Nasdaq”) on the last day of the purchase period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost has been recorded in relation to the ESPP for the three months ended September 30, 2005.

During the three months ended September 30, 2005, 255,402 Common Shares were issued under the ESPP for cash collected from employees in prior periods total $3.1 million. In addition, cash total $83,000 was collected from employees for the three months ended September 30, 2005, that will be used to purchase Common Shares in future periods.

NOTE 9 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the number of Common Shares used in the calculation of basic net loss per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net loss per share if their effect is anti-dilutive.

	Three months ended September 30,
	2005	2004
Basic net loss per share
Net loss	$(12,868)	$(986)

Basic net loss per share	$(0.27)	$(0.02)

Diluted net loss per share
Net loss	$(12,868)	$(986)

Diluted net loss per share *	$(0.27)	$(0.02)

Weighted average number of Common Shares outstanding
Basic and diluted	48,439	51,106

*	Due to the net loss for the periods ended September 30, 2005 and 2004, the diluted net loss per share has been calculated using the basic weighted average number of Common Shares, as the inclusion of any potentially dilutive securities would be anti-dilutive. Stock options outstanding, which could be potentially dilutive in the future, total 5.5 million as of September 30, 2005.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2004:

Balance, June 30, 2004	$223,752
Goodwill recorded during fiscal 2005:
Vista	8,714
Artesia	2,136
Optura	2,352
Adjustments relating to prior acquisitions	(822)
Adjustments on account of foreign exchange	6,959

Balance, June 30, 2005	243,091
Adjustments relating to prior acquisitions	1,357
Adjustments on account of foreign exchange	(279)

Balance, September 30, 2005	$244,169

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2004	$76,816	$39,772	$116,588
Assets acquired and activity during fiscal 2005:
Vista	8,660	11,700	20,360
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Amortization expense	(16,175)	(8,234)	(24,409)
Other, including foreign exchange impact	2,207	6,335	8,542

Net book value, June 30, 2005	76,108	51,873	127,981
Activity during fiscal 2006:
Amortization expense	(4,631)	(2,222)	(6,853)
Other, including foreign exchange impact	(3,358)	3,338	(20)

Net book value, September 30, 2005	$68,119	$52,989	$121,108

The range of amortization periods for intangible assets is from 5-10 years.

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to acquired intangible assets are made:

Years ending June 30,
2006	$27,499
2007	26,615
2008	25,983
2009	20,422
2010	8,061

Total	$108,580

Certain of the acquired intangible asset allocations for fiscal 2006 represent management’s preliminary estimates of fair value. Changes may occur from these preliminary estimates with respect to the Optura acquisition and those changes may be material.

NOTE 12 - SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months Ended September 30,
	2005	2004
Cash paid during the period for interest	$26	$10
Cash received during the period for interest	$96	$—
Cash paid during the period for income taxes	$622	$2,330

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has entered into operating leases for premises and vehicles with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$107,395	$11,981	$37,018	$34,800	$23,596
Purchase obligations	4,110	2,627	1,301	156	26

	$111,505	$14,608	$38,319	$34,956	$23,622

The above balance is net of $9.4 million of non-cancelable sublease income from properties sub-leased by the Company.

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario with a view of consolidating its existing Waterloo facilities. The construction of the building was completed in October 2005 and the Company has since commenced the use of the building. As of September 30, 2005, a total of $15.4 million has been capitalized on this project. The Company has financed this investment through its working capital.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, and vehicles. In accordance with U.S GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that—through its wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. The Domination Agreement has been registered in the commercial register at the local court of Munich in August 2005 and it has therefore come into force. Under the terms of the Domination Agreement, Ontario I has acquired authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I also guarantees a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”). At a meeting of the shareholders of IXOS on January 14, 2005, the shareholders authorized the management board of IXOS to apply for the withdrawal of the listing of the IXOS shares at the Frankfurt/Germany stock exchange (“Delisting”). The Delisting was granted by the Frankfurt Stock Exchange on April 12, 2005 and was effective on July 12, 2005.

Certain IXOS shareholders had filed complaints against the approval of the Domination Agreement and also against the authorization to delist. As a result of an out of court settlement the complaints have been withdrawn and or settled. The out of court settlement was ratified by the court on August 9, 2005. As a result of this ratification the Company recorded an amount of $144,000 as payable to minority shareholders of IXOS for the quarter ended September 30, 2005 on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and has been recorded as a charge to the earnings of the period. Based on the number of minority IXOS shareholders as of September 30, 2005 the estimated amount of Annual Compensation would approximate $580,000 per year. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

Gauss domination agreements

Pursuant to an Agreement of Control dated November 4, 2003 between the Company—through its wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period was two months after the signing of the Agreement of Control. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Agreement of Control, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share, commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Agreement of Control and on the delisting was subject to a court procedure in which certain shareholders of Gauss claim that a resolution of shareholders respecting the Agreement of Control and the delisting is null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been withdrawn. The settlement provides inter alia that an amount of Euro 0.05 per share per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances. On August 25, 2005 the shareholders meeting of Gauss, upon a motion of Ontario II, decided to transfer the shares of the minority shareholders, which at the time of the shareholders meeting held less than 5% of the shares of Gauss, to Ontario II. Also the shareholders meeting decided to change the Domination Agreement between Gauss and Ontario II, it resolved to change the name to “Open Text AG” and the end of the fiscal year to June 30. The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Certain shareholders have filed suits to oppose all or some of the resolutions of the shareholders meeting of August 25, 2005. It is expected that the court of Hamburg will within the next few months decide on the registration of the resolutions.

The Company believes that the registration of these resolutions is a reasonable certainty, accordingly, in pursuance of these resolutions the Company recorded an amount of $53,000 as payable to the minority shareholders of Gauss. The Company is not able to predict the date on which the resolutions will be registered at the local court. In the event that the resolutions are registered at the end of the current fiscal year a further amount of approximately $22,500 will be payable to these shareholders.

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

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Litigation

The Company is subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 14 – SPECIAL CHARGES

In the three months ended September 30, 2005, the Company recorded special charges of $18.1 million. This is comprised of $16.4 million relating to the 2006 restructuring, $2.0 million related to the impairment of capital assets and a recovery of $303,000 related to the 2004 restructuring charge. Details of each component of Special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

During the three months ended September 30, 2005, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities. Total costs to be incurred in conjunction with the plan are expected to be in the range of $20 million to $30 million, of which $16.4 million has been recorded within Special charges in the three months ended September 30, 2005. The charge consisted primarily of costs associated with workforce reduction, abandonment of excess facilities, and legal costs incurred related to the termination of facilities. The provision related to workforce reduction is expected to be paid by June 30, 2006 and the provisions relating to contract settlements and lease costs is expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	12,644	3,631	125	16,400
Cash payments	(3,094)	(222)	(125)	(3,441)
Foreign exchange and other adjustments	—	16	—	16

Balance as of September 30, 2005	$9,550	$3,425	$—	$12,975

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan, by segment, for the three months ended September 30, 2005.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$6,531	$2,720	$56	$9,307
Europe	5,565	772	66	6,403
Other	548	139	3	690

Total charge by segment for the quarter ended September 30, 2005	$12,644	$3,631	$125	$16,400

Impairment of capital assets

During the three months ended September 30, 2005, an impairment charge of $2.0 million was recorded against capital assets to write down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on the Company’s best estimates of disposal proceeds, net of anticipated costs to sell.

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumption and estimates. As part of this evaluation the Company recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005. These recoveries represented, primarily, reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. The actions relating to employer workforce reduction were substantially complete as of June 30, 2005. The provision relating to facility costs is expected to be expended by 2014. The activity of the Company’s provision for the fiscal 2004 restructuring charges is as follows since the beginning of the current fiscal year:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$167	$1,878	$—	$2,045
Revisions to prior accruals	(65)	(238)	—	(303)
Cash payments	—	(197)	—	(197)
Foreign exchange and other adjustments	—	(35)	—	(35)

Balance as of September 30, 2005	$102	$1,408	$—	$1,510

NOTE 15 – ACQUISITIONS

Fiscal 2005

Optura

On February 11, 2005, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Optura Inc. (“Optura”). In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) this acquisition has been accounted for as a business combination. Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. Optura products and services enable Open Text customers, who use a SAP-based Enterprise Resource Planning (“ERP”) system, to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Optura acquisition:

Current assets, including cash acquired of $315	$1,536
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,321

Total assets acquired	5,971
Total liabilities assumed	(2,308)

Net assets acquired	$3,663

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

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to accrue an additional $53,000 due to the refinement of management’s original estimates. Liabilities related to transaction-related charges are expected to be paid in fiscal 2006. Liabilities related to excess facilities will be paid over the term of the lease which expires in September 2006.

A director of the Company received approximately $47,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Artesia

On August 19, 2004, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Artesia Technologies, Inc. (“Artesia”). In accordance with SFAS 141 this acquisition has been accounted for as a business combination. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

This acquisition expands Open Text’s media integration and management capabilities as part of its Enterprise Content Management (“ECM”) suite, and provides a platform from which Open Text can address the content management needs of media and marketing professionals worldwide.

Consideration for this acquisition consisted of $5.2 million in cash, of which $3.2 million was paid at closing and $2.0 million was paid into escrow, as provided for in the share purchase agreement. At June 30, 2005, there was a holdback in the amount of $581,000 remaining to be paid. In the three months ended September 30, 2005 it was determined and agreed that the holdback would not be paid. Accordingly, the purchase price allocation has been adjusted.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current assets, including cash acquired of $773	$2,165
Long-term assets	2,714
Customer assets	1,700
Technology assets	3,300
Goodwill	1,426

Total assets acquired	11,305
Total liabilities assumed	(6,053)

Net assets acquired	$5,252

The customer assets of $1.7 million have been assigned a life of five years. The technology assets of $3.3 million have been assigned useful lives of three to five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $1.8 million. The liabilities related to severance charges, transaction costs, and costs relating to facilities. The purchase price was subsequently adjusted to reduce acquisition-related liabilities by $218,000 due to the refinement of management’s estimates. Liabilities related to severance and transaction-related charges are expected to be paid in the current 2006 fiscal year. Liabilities related to excess facilities will be paid over the term of the lease which expires in May 2010.

A director of the Company received $112,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Vista

On August 31, 2004, Open Text entered into an agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). In accordance with SFAS 141 this acquisition has been accounted for as a business combination. As part of this transaction certain Quest employees that developed, sold and supported Vista have been employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

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

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current assets	$264
Long-term assets	63
Customer assets	10,900
Technology assets	8,430
Goodwill	9,637

Total assets acquired	29,294
Total liabilities assumed	(5,603)

Net assets acquired	$23,691

The customer assets of $10.9 million and the technology assets of $8.4 million have been assigned useful lives of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized transaction costs in connection with this acquisition of $480,000. These costs are expected to be paid within the current 2006 fiscal year.

A director of the Company received $126,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Fiscal 2004

IXOS

The Company increased its ownership of IXOS to approximately 95% during the three months ended September 30, 2005. This was done by way of open market purchases of IXOS shares. Prior to these purchases, Open Text held, as of June 30, 2005, approximately 94% of the outstanding shares of IXOS. Total consideration of $3.1 million was paid for the purchase of shares during the three months ended September 30, 2005. The Company stepped up its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company’s business or its industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include, the factors set forth in “Cautionary Statements” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on management’s current plans, estimates, opinions and projections, and the Company assumes no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended on June 30, 2005.

OVERVIEW

About Open Text

Open Text is one of the market leaders in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information. Our software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

Our legacy of innovation began in 1991 with the successful deployment of the world’s first search engine technology for the Internet. Today, we support almost 20 million seats across 13,000 deployments in 114 countries and 12 languages worldwide.

The Information technology (“IT”) Environment

We are not seeing much change in the IT environment as customers appear to be holding onto their legacy systems longer. Also, the overall purchasing patterns of customers has had a positive impact on our results as customers utilize their existing IT budgets to spend on ECM solutions that assist in meeting regulatory and compliance requirements. This purchasing pattern has generally evolved in response to the heightened regulatory and compliance requirements in many industries as a result of government policy and legislation such as the Sarbanes-Oxley Act of 2002. However, lengthening customer sales cycles are characteristic with compliance-based sales.

Alliances

Our mid-term strategy is to work closer with partners, such as SAP and Microsoft, in order to respond more quickly to customers’ dynamic needs. By building close ties with strategic partners, we can leverage core competencies in ECM areas, such as archiving, records management, collaboration, search, workflow, document management and web content management, to embrace and expand on partner offerings.

Open Text is a Microsoft Gold Certified Partner with a track record for delivering powerful ECM solutions that extend Microsoft applications. Microsoft’s desktop and business platforms match well with our solutions, which meet the document management, archiving and compliance requirements of large companies and government agencies.

On September 19, 2005, we announced enhancements in our relationship with Microsoft. Open Text’s ECM solutions will connect directly with Microsoft’s ECM capabilities and extend the content created in “Office 12” into key business processes for industries such as Government, Pharmaceuticals, Energy, Media and Entertainment.

Our email archiving products are building momentum and we are seeing increased interest from customers in this area. For the three months ended September 30, 2005, we commenced working with Vedder Price, a legal firm specializing in compliance and legal discovery work, and also with TDCI Inc., an enterprise solutions provider, serving mid-market and large organizations and Trusted Edge Inc., a company that is setting new standards in retention management and compliance software, to penetrate the legal “vertical” market with email archiving solutions.

Customers

Our customer base is diversified by industry and geography. This is the result of a continued focus on selling to the 2,000 largest global organizations as the primary target market. We continue to see regulatory requirements as a key business driver and the majority of new customer sales in the first quarter of fiscal 2006 were driven by our customers’ compliance-based requirements. Industries such as Government, Pharmaceutical and Life Sciences, Oil and Gas, and Financial Services have greater demand for specific software solutions to solve compliance-based business problems. We have created specific ECM software solutions to address this demand and continue to work closely with customers and their strategic partners to ensure maximization of their software investments.

We scored a number of competitive “wins” during the quarter ended September 30, 2005.

•	DuPont Inc., a leading manufacturer, purchased Livelink for SAP document management for 5,600 users;

•	Bayer Inc., a leading pharmaceutical company, purchased Livelink for email archiving of Lotus notes for 35,000 users; and

•	Palm Harbor Times, a provider of manufactured and modular homes, purchased Livelink for “production imaging” with the intention of supporting over 100 scanning stations and is to be used by approximately 300 users.

Special Charges

During the quarter ended September 30, 2005, we recorded special charges of $18.1 million. This is made up of $16.4 million of restructuring expenses, $2.0 million of capital asset write-downs and a recovery of $303,000 relating to the 2004 restructuring.

The 2006 restructuring relates primarily to a reduction in our workforce and abandonment of excess facilities. The restructuring has impacted both our North American and European operations. The restructuring is being done primarily with a view to streamline our operations. Overall we expect the total restructuring charge to be in the range of approximately $20 to $30 million. All significant actions in relation to the restructuring are expected to be completed by the end of the fiscal 2006 year.

The asset write-downs relate to capital assets that were written down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our best estimate of disposal proceeds, net of anticipated costs to sell.

Further details relating to Special charges are provided in the “Operating Expenses” section of this document.

Waterloo Building

In July 2004, we entered into a commitment to construct a building in Waterloo, Ontario, with the objective of consolidating our existing facilities in Waterloo. The construction of the building was completed in October, 2005. The facility consists of four floors and occupies approximately 112,000 square feet. We have financed this investment through our working capital. As of September 30, 2005, approximately $15.4 million had been capitalized on this project and on October 17, 2005 we commenced usage of the building.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the United States Securities and Exchange Commission (“SEC”), with the exception of our adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-based payments” (“SFAS 123R”) as described below.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

The critical accounting policies affecting significant judgments and estimates used in the preparation of our condensed consolidated financial statements have been applied as outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of our control.

Adoption of SFAS 123R

On July 1, 2005, the Company adopted the fair value-based method for measurement and cost recognition of share-based compensation under the provisions of FASB SFAS 123R, using the modified prospective application transitional approach. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options where the exercise price was equal to the market price of the underlying shares on the date of grant.

Our stock option plans are now accounted for under SFAS 123R. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended September 30, 2005, no options were granted by Open Text. For the three months ended September 30, 2004, the fair value of each option was estimated using the following weighted –average assumptions: expected volatility of 60%; risk-free interest rate of 3%; expected dividend yield of 0%; expected life of 3.5 years. Expected option lives and volatilities are based on our historical data.

Share-based compensation cost included in the statement of operations for the three months ended September 30, 2005 was approximately $1.4 million. Additionally, deferred tax assets of $169,000 were recorded in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of September 30, 2005, the total compensation cost related to unvested awards not yet recognized is $10.6 million which will be recognized over a weighted average period of 2 years.

We made no modifications to the terms of our outstanding share options in anticipation of the adoption of SFAS 123R. Also, we made no changes in either the quantity or type of instruments used in our share option plans or the terms of our share option plans.

Additionally, effective July 1, 2005, we amended the terms of our Employee Share Purchase Plan (“ESPP”) to set the amount at which shares may be purchased to 95% of the average market price on the last day of the purchase period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost is recorded related to the ESPP.

RESULTS OF OPERATIONS

Overview

The following table presents an overview of the results of our operations.:

	Three months ended September 30,
(in thousands)	2005	2004	Change in $	% Change
Total revenue	$92,630	$85,596	$7,034	8.2%
Cost of revenue	28,644	26,302	2,342	8.9%
Gross profit	63,986	59,294	4,692	7.9%
Operating expenses	80,573	59,866	20,707	34.6%
Loss from operations	(16,587)	(572)	(16,015)	2799.8%
Net loss	(12,868)	(986)	(11,882)	1205.1%
Gross margin	69.1%	69.3%
Operating margin	(17.9%)	(0.7%)

The results for the three months ended September 30, 2005 are within our expectations and are in line with what we had set out to achieve within this period. Historically, the first quarter has always been our lowest quarter.

Our total revenues increased 8.2% from $85.6 million in the three months ended September 30, 2004 to $92.6 million for the three months ended September 30, 2005. Before the impact of Special charges, the operating margin was 1.64% in the quarter ended September 30, 2005 versus a (0.7%) loss in the same period in the prior fiscal year.

Our results for the three months ended September 30, 2005 were positively impacted by several large license deals that closed during the quarter. Approximately 29% of revenue this quarter was generated from new customers and 71% was generated from our installed base, which is in line with our performance in the same period in the prior year. With respect to new customers we have noted that the majority of these customers are purchasing email archiving and content management solutions for their business. This is a trend that is expected to continue especially as an increasing number of our partners are incorporating these products into their business solutions.

Revenues

Revenue by Type

The following tables set forth the increase in revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended September 30,
(In thousands)	2005	2004	Change in $	% Change
License	$24,943	$23,904	$1,039	4.3%
Customer support	46,646	40,792	5,854	14.4%
Services	21,041	20,900	141	0.7%

Total	$92,630	$85,596	$7,034	8.2%

	Three months ended September 30,
(% of total revenue)	2005	2004
License	26.9%	27.9%
Customer support	50.4%	47.7%
Services	22.7%	24.4%

Total	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased marginally in the three months ended September 30, 2005, compared to the same period in the prior fiscal year, by 4.3% or $1.0 million.

During the first quarter of fiscal 2006 we had 3 transactions that were greater than $1 million versus one such transaction in the first quarter of fiscal 2005. In addition to this, there were 10 transactions which were greater than $500,000 versus 3 transactions in same quarter last year. Sales cycles are continuing to lengthen around larger deals as customers are electing to increase not just the size but also the “mix” of their ECM deployments. The average deal size during the first quarter of fiscal 2006 was approximately $270,000 compared to $220,000 in the first quarter of fiscal 2005.

Customer Support Revenue

Customer support revenue consists of revenue from the Company’s software maintenance contracts and customer support agreements. Typically the term of these maintenance contracts is twelve months with customer renewal options, and we have historically experienced a 90% renewal rate, which drives, substantially, the increase in our customer support revenue. Additionally, customer support revenue is directly related to software licenses sold in prior periods.

Customer support revenues increased 14.4% from $40.8 million in the three months ended September 30, 2004 to $46.6 million in the three months ended September 30, 2005. The increase in customer support revenues was attributable to strong retention rates with existing customers and the “downstream” effect of licenses sold in prior quarters.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenues remained relatively stable with a slight increase of 0.7% from $20.9 million in the three months ended September 30, 2004 to $21.0 million in the three months ended September 30, 2005.

Revenue and Operating Margin by Segment

The following table sets forth information regarding our revenue by geography:

Revenue by Geography

	Three months ended September 30,
(In thousands)	2005	2004
North America	$46,229	$34,933
Europe	41,432	44,306
Other	4,969	6,357

Total	$92,630	$85,596

	Three months ended September 30,
% of Total Revenue	2005	2004
North America	49.9%	40.8%
Europe	44.7%	51.8%
Other	5.4%	7.4%

Total	100.0%	100.0%

The overall increase in North America was a direct result of the ramping up of our sales force that was done in previous quarters.

In the context of license revenues, all regions contributed to the first quarter results, with North America accounting for 58.5%, while Europe and “Other” accounted for 41.5% of license revenues. This compares to 39.5% and 60.5%, respectively in the same quarter last year.

The North America geographic segment includes Canada, the United States and Mexico. The Europe geographic segment includes Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom, while the “Other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

Adjusted Operating Margin by Significant Segment

The following table provides a summary of our adjusted operating margins by significant segment.

	Three months ended September 30,
	2005	2004
North America	12.3%	4.0%
Europe	9.3%	6.4%

The above adjusted operating margins are calculated based on net income (loss) before including the impact of amortization, interest, share-based compensation, other expense, special charges and income taxes.

Adjusted operating margins in North America increased by 8.3% from 4.0% in the first quarter of fiscal 2005 compared to 12.3% in the first quarter of fiscal 2006 and operating margins in Europe increased by 2.9% from 6.4% in the first quarter of fiscal 2005 compared to 9.3% in the first quarter of fiscal 2006. These variances were primarily the result of better management of expenses as a consequence of the restructuring that we undertook in the three months ended September 30, 2005. Additionally, the ramping up of the North American sales force that was initiated in fiscal 2005 is now beginning to show positive results.

Cost of Revenue by Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

	Three months ended September 30,
(In thousands)	2005	2004	Change in $	% Change
License	$2,388	$2,154	$234	10.9%
Customer Support	7,652	7,494	158	2.1%
Service	18,604	16,654	1,950	11.7%

Total	$28,644	$26,302	$2,342	8.9%

	Three months ended September 30,
Gross Margin %	2005	2004
License	90.4%	91.0%
Customer Support	83.6%	81.6%
Service	11.6%	20.3%

Total	69.1%	69.3%

Overall gross margin was stable at 69.1% in the first quarter of fiscal 2006, versus 69.3% in the first quarter of fiscal of 2005. This margin was impacted by traditionally lower license revenue in our first quarter of fiscal 2006, and lower utilization levels in professional services typically experienced during the summer months, particularly in Europe.

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues has increased slightly in the three months ended September 30, 2005, in comparison to the same period last year, mainly due to increased third party costs, production and shipping costs and reseller fees offset by lower sub-contracting costs.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs. Cost of customer support revenues increased 2.1% from $7.5 million in the three months ended September 30, 2004 to $7.7 million in the three months ended September 30, 2005. The increase is attributable primarily to a higher revenue base. Gross margins remained relatively consistent at 83.6% and 81.6% in the three months ended September 30, 2005 and 2004, respectively.

Cost of service revenues

Cost of service revenues consist primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased 11.7% from $16.7 million in the three months ended September 30, 2004 to $18.6 million in the three months ended September 30, 2005. Gross margins decreased from 20.3% in the three months ended September 30, 2004 to 11.6% in the three months ended September 30, 2005. The decrease is primarily attributable to changes in the method of allocation of IXOS costs in the amount of approximately $700,000 and the remainder due to lower utilization levels in Europe.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended September 30,		$ Change	% Change
(In thousands)	2005	2004
Research and development	$16,550	$14,683	$1,867	12.7%
Sales and marketing	26,113	25,497	616	2.4%
General and administrative	10,437	11,858	(1,421)	(12.0)%
Depreciation	2,509	2,399	110	4.6%
Amortization of acquired intangible assets	6,853	5,429	1,424	26.2%
Special charges	18,111	—	18,111	N/A

Total	$80,573	$59,866	$20,707	34.6%

	Three months ended September 30,
(in % of total revenue)	2005	2004
Research and development	17.9%	17.2%
Sales and marketing	28.1%	29.8%
General and administrative	11.3%	13.9%
Depreciation	2.7%	2.8%
Amortization of acquired intangible assets	7.4%	6.3%
Special charges	19.6%	N/A

Research and development expenses

Research and development expenses consist primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs.

Research and development expenses increased from $14.7 million in the three months ended September 30, 2004 to $16.6 million in the three months ended September 30, 2005. The absolute dollar increase is attributable to share-based compensation costs of $445,000, and approximately $1.2 million relating to the cost of coding and development modules that are sold as “license add-ons” and other development costs. As a percentage of total revenues, research and development expenses remained stable at 17.9% in the first quarter of fiscal 2006 versus 17.2% in the same quarter of the prior fiscal year.

Sales and marketing expenses

Sales and marketing expenses consist primarily of compensation costs related to sales and marketing personnel, as well as costs associated with advertising and trade shows.

Sales and marketing expenses increased 2.4% from $25.5 million in the three months ended September 30, 2004 to $26.1 million in the three months ended September 30, 2005. The absolute dollar increase in sales and marketing expenses in the first quarter of 2006 relates primarily to share-based compensation expense of $544,000.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

General and administrative expenses decreased 12.0% from $11.9 million in the three months ended September 30, 2004 to $10.4 million in the three months ended September 30, 2005. As a percentage of total revenues, general and administrative expenses decreased from 13.9% to 11.3% of total revenues in the same period. The absolute dollar decrease in general and administrative expenses in the first quarter of 2006 over the same period in 2005 relates primarily to a decrease of $929,000 relating to consulting and an additional decrease of $515,000 of legal expenses.

Depreciation expenses

Depreciation expenses increased slightly by $110,000 during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is a direct result of the depreciation of capital assets acquired during the first quarter of fiscal 2006.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of acquired technology and customer assets.

Amortization of acquired intangible assets increased 26.2% from $5.4 million in the three months ended September 30, 2004 to $6.9 million in the three months ended September 30, 2005. The increase is due to the impact of the 2005 acquisitions, in particular the acquisition of Vista.

Special Charges

In the quarter ended September 30, 2005, we recorded Special charges of $18.1 million. This is made up of $16.4 million relating to the 2006 restructuring and $2.0 million relating to the write down of capital assets and a recovery of $303,000 (related to the 2004 restructuring).

2006 Restructuring

During the three months ended September 30, 2005, the Board approved, and we commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities. Total costs to be incurred in conjunction with the plan are expected to be in the range of $20 million to $30 million, of which $16.4 million has been recorded within Special charges in the three months ended September 30, 2005. The charge consisted primarily of costs associated with workforce reduction, abandonment of excess facilities, and legal costs incurred related to the termination of facilities. The provision related to workforce reduction is expected to be paid by June 30, 2006 and the provision relating to contract settlements and lease costs is expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	12,644	3,631	125	16,400
Cash payments	(3,094)	(222)	(125)	(3,441)
Foreign exchange and other adjustments	—	16	—	16

Balance as of September 30, 2005	$9,550	$3,425	$—	$12,975

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan by segment, for the quarter ended September 30, 2005.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$6,531	$2,720	$56	$9,307
Europe	5,565	772	66	6,403
Other	548	139	3	690

Total charge by segment for the quarter ended September 30, 2005	$12,644	$3,631	$125	$16,400

Impairment of capital assets

During the three months ended September 30, 2005, an impairment charge of $2.0 million was recorded against capital assets to write down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our best estimates of disposal proceeds, net of anticipated costs to sell.

2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis we conduct an evaluation of these balances and revise our assumption and estimates. As part of this evaluation we recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005. These recoveries represented, primarily, reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. The actions relating to employer workforce reduction were substantially complete as of June 30, 2005. The provision relating to facility costs is expected to be expended by 2014. The activity of our provision for restructuring charges is as follows since the beginning of the current fiscal year:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$167	$1,878	$—	$2,045
Revisions to prior accruals	(65)	(238)	—	(303)
Cash payments	—	(197)	—	(197)
Foreign exchange and other adjustments	—	(35)	—	(35)

Balance as of September 30, 2005	$102	$1,408	$—	$1,510

Other expense

Other expense for the quarter ended September 30, 2005, consists primarily of foreign exchange losses of $541,908. The IXOS acquisition contributed $203,357 to this foreign exchange loss in comparison to $2,730 in the first quarter of fiscal 2005.

Income taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use these income tax losses and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise. As of September 30, 2005 and June 30, 2005, we had total net deferred tax assets of $51.3 million and $46.8 million and total deferred tax liabilities of $36.7 million and $39.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of September 30, 2005 arise primarily from available income tax losses and future income tax deductions. We provide a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $130.8 million and $127.6 million was required as of September 30, 2005 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and our growth, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

During the quarter ended September 30, 2005, we recorded a tax recovery of $4.4 million compared to a tax recovery of $325,000 during the quarter ended September 30, 2004.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents decreased $13.1 million from $79.9 million as of June 30, 2005 to $66.8 million as of September 30, 2005. This reduction is attributable primarily to the following payments: acquisition of capital assets of $5.9 million; further purchases of IXOS shares of $3.1 million; and payments relating to the prior period acquisitions of $3.2 million.

The following table summarizes the changes in our cash flows over the periods indicated:

	Three months ended September 30,		$ Change	% Change
(in thousands)	2005	2004
Net cash provided by (used in):
Operating activities	$324	$5,116	$(4,792)	(93.7%)
Investing activities	$(13,356)	$(38,651)	$25,295	(65.4%)
Financing activities	$243	$(12,178)	$12,421	(102.0%)

Net Cash Provided by Operating Activities (“Operating Cash Flow”)

Operating cash flow decreased by $4.8 million from $5.1 million in the first quarter of fiscal 2005 to $324,000 in the first quarter of fiscal 2006. This reduction was primarily a result of cash payments made relating to the 2006 restructuring of $3.4 million and a result of severance and interest payments of $1.2 million, made on account of the legal settlement related to the fiscal 2001 acquisition of Bluebird Systems.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13.4 million in three months ended September 30, 2005 compared to $38.7 million in the three months ended September 30, 2004. The reduction in usage of cash related to investing activities and was due to the fact that we did not make any acquisitions during the quarter ended September 30, 2005 as compared to the two acquisitions that we made in the same period in the prior fiscal year which amounted to $28.7 million. Net cash used in investing activities for the current quarter amounted to $13.4 million, made up of $5.9 million on capital asset purchases, which related primarily to the Waterloo building; $3.2 million relating primarily to “earnouts” in connection with the Bluebird Systems and Domea acquisitions of $2.5 million and $742,000 respectively; $3.1 million relating to the acquisition of 245,373 IXOS shares; and $1.0 million in payments relating to accruals set up in relation to prior period acquisitions.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $243,000 in the three months ended September 30, 2005 compared to net cash used in financing activities of $12.2 million in the three months ended September 30, 2004. The significant reduction of cash outflows on account of financing activities in the first quarter of fiscal 2006 was primarily due to the fact that we did not re-purchase any of our Common Shares. In addition, effective from July 1, 2005, we reduced the discount at which our employees can buy Open Text shares, under the ESPP, from 15% to 5%. This had the effect of significantly reducing the collections under the ESPP. The reduction in the discount was done so as to allow the ESPP to continue to be treated as a non-compensatory plan under SFAS 123R.

We have a CDN $10.0 million (U.S. $8.6 million) line of credit with a Canadian chartered bank, under which no borrowings were outstanding at September 30, 2005 and 2004. The line of credit bears interest at the bank’s prime rate plus 0.5% and is cancelable at any time at the option of the bank. We have pledged certain of our assets including an assignment of accounts receivable as collateral for this line of credit.

We are investigating additional financing options in the form of a mortgage on our new Waterloo property. However as of the date of this filing, no specific financing option has been concluded upon.

We financed our operations and capital expenditures primarily with cash flows generated from operations. We anticipate that our cash and cash equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next 12 months.

Commitments and Contingencies

We have entered into operating leases for premises and vehicles with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$107,395	$11,981	$37,018	$34,800	$23,596
Purchase obligations	4,110	2,627	1,301	156	26

	$111,505	$14,608	$38,319	$34,956	$23,622

The above balance is net of $9.4 million of non-cancelable sublease income from properties sub-leased by Open Text.

In July 2004, we entered into a commitment to construct a building in Waterloo, Ontario with a view of consolidating our existing Waterloo facilities. The construction of the building was completed in October 2005 and we have since commenced the use of the building. As of September 30, 2005, a total of $15.4 million has been capitalized on this project. We have financed this investment through our working capital.

Domination agreements

IXOS Domination Agreement

Certain IXOS shareholders had filed complaints against the approval of the Domination Agreement and also against the authorization to delist. As a result of an out of court settlement, the complaints have been withdrawn and or settled. The out of court settlement was ratified by the court on August 9, 2005. As a result of this ratification, we recorded an amount of $144,000 as payable to minority shareholders of IXOS for the quarter ended September 30, 2005 on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and has been recorded as a charge to the earnings of the period. The estimated amount of Annual Compensation is currently expected to be approximately $580,000. Because we are unable to predict, with reasonable accuracy, the number of IXOS shareholders on record in future periods, we are unable to predict the amount of compensation that will be recorded in future years.

Gauss Domination Agreement

We recorded an amount of $53,000 as payable to the minority shareholders of Gauss and a further amount of approximately $22,500 will be payable to these shareholders by the end of the 2006 fiscal year.

Guarantees and indemnifications

We have entered into license agreements with customers that include limited intellectual property indemnification clauses. We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. In the event of such a claim, we are generally obligated to defend our customers against the claim and either to settle the claim at our expense or pay damages that the customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. We have not made any significant indemnification payments in relation to these indemnification clauses.

In connection with certain facility leases, we have guaranteed payments on behalf of our subsidiaries. This has been done through unsecured bank guarantees obtained from local banks. Additionally, our current end-user license agreement contains a limited software warranty.

We have not recorded a liability for guarantees, indemnities or warranties described above in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the thresholds for capitalization.

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q, that may cause the actual results, performance or achievements of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating Open Text and its business. If any of the following risks were to occur, the Company’s business, financial condition and results of operations would likely suffer. In that event, the trading price of the Company’s Common Shares would likely decline. Such risks are further discussed in the Company’s filings filed from time to time with the SEC.

If we do not continue to develop new technologically advanced products, future revenues will be negatively affected

Our success depends upon on our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on intranets and the Internet. We increasingly must integrate software licensed or acquired from third parties with our own software to create or improve our products. These products are important to the success of our strategy, and we may not be successful in developing and marketing these and other new software products and enhancements. If we are unable to successfully integrate the technologies licensed or acquired from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, our operating results will materially suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business would be materially harmed.

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through the in-house research and development of new product offerings. We continue to enhance Livelink and many of our optional components to continue to set the standard for ECM capabilities, in response to customer requests. The primary market for our software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for our products and services fail to develop, develop more slowly than expected or become saturated with competitors, our business will suffer. We may be unable to successfully market our current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If our products and services or enhancements do not achieve and sustain market acceptance, our business and operating results will be materially harmed.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, subject to rapid technological change and are evolving rapidly. We expect competition to increase and intensify in the future as the markets for our products continue to develop and as additional companies enter each of our markets. Numerous releases of products that compete with us are continually occurring and can be expected to continue in the near future. We may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition was to otherwise develop, we would likely be forced to lower our prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for us.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

We continue to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to our current business. We also consider from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as the need to integrate and manage the businesses and products acquired with our own business and products, additional demands on our management, resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the financial or other resources committed to such activities will not be available to us for other purposes. Our inability to address these risks could negatively affect our operating results.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures and internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures and internal controls over financial reporting at an acquired company may be a lengthy process. Typically we conduct due diligence prior to consummating an acquisition, however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures and internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and our business and financial condition may be materially harmed.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

Because the decision by a customer to purchase our products often involves relatively large-scale implementation across our customer’s network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement our software, our sales cycle tends to take considerable time to complete. Over the past fiscal year, we have experienced a lengthening of our sales cycle as customers include more personnel in the decision-making process and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. If a customer’s decision to license our software is delayed and the installation of our products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. We have increased our presence in the European market, especially since our acquisition of IXOS. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose us to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and limitations regarding the repatriation of earnings. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, other regulatory requirements and tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect our results of operations. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, exchange rates can impact revenue adversely.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, and, if discovered, we may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite the tests we carry out on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect design defects or software errors inherent in our products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in loss of, or delay in market acceptance of our products, and alleviating such errors and failures in our products could require us to make significant expenditure of capital and other resources. The harm to our reputation resulting from product errors and failures would be damaging. We regularly provide a warranty with our products and the financial impact of these warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims, such as exclusions of all implied warranties and limitations on the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and related liabilities and costs. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect our financial condition.

Other companies may claim that we infringe their intellectual property, which could result in significant costs to defend and if we are not successful it could have a significant impact on our ability to generate future revenue and profits

Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future, and any such assertions may result in costly litigation or require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available on reasonable terms, or at all. In particular, as software patents become more prevalent, it is possible that certain parties will claim that our products violate their patents. Such claims could be disruptive to our ability to generate revenue and may result in significantly increased costs as we attempt to license the patents or rework our products to ensure that they are not in violation of the claimant’s patents or dispute the claims. Any of the foregoing could have a significant impact on our ability to generate future revenue and profits.

The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect our business

We currently depend on certain third-party software, the loss of which could result in increased costs of, or delays in, licenses of our products. For a limited number of product modules, we rely on certain software that we licenses from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated, and could adversely affect our business.

A reduction in the number or sales efforts by distributors could materially impact our revenues

A significant portion of our revenue is derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing or future distributors. Distributors may also give higher priority to the sale of other products (which could include products of competitors) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in sales efforts, a decline in the number of distributors, or the discontinuance of sales of our products by our distributors could lead to reduced revenue.

Our success depends on ours relationships with strategic partners

We rely on close cooperation with partners for product development, optimization, and sales. If any of our partners should decide for any reason to terminate or scale back their cooperative efforts with us, our business, operating results, and financial condition may be adversely affected.

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced an initiative to restructure our operations with the intention of streamlining our operations. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or services no longer demanded by our customers. Any failure to successfully execute these initiatives, including any delay in effecting these initiatives, could have a material adverse impact on our results of operations.

We must continue to manage our growth or our operating results could be adversely affected

Over the past several years, we have experienced growth in revenues, operating expenses, and product distribution channels. In addition, our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of company resources to comply on a timely basis. Our growth, coupled with the rapid evolution of our markets and the new heightened regulations, have placed, and are likely to continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations, and our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for our products and services and to successfully integrate any business acquisitions in the future to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer and we may not be in a position to comply with our periodic reporting requirements or listing standards, which could result in our delisting from the NASDAQ National Market.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules enacted and proposed by the SEC and NASDAQ, have resulted in increased costs to us as we respond to the new requirements. In particular, complying with the internal control over financial reporting requirements of Section 404 of Sarbanes is resulting in increased internal costs and higher fees from our independent accounting firm and external consultants. The new rules also could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers. We cannot yet estimate the amount of total additional costs we may incur or the timing of such costs as we implement these new and proposed rules.

Our products rely on the stability of various infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and Intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Sun Microsystems Inc., Hewlett Packard Company, Oracle Corp., Microsoft Inc. and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our business and reputation may be significantly harmed.

Our quarterly revenues and operating results are likely to fluctuate which could materially impact the price of the our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for our products, the introduction or enhancement of products by us and our competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by us or our competitors, customer order deferrals in anticipation of upgrades and new products, lengthening sales cycles, changes in our pricing policies or those of our competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, the timing of restructuring charges taken in connection with acquisitions completed by us, the mix of international and North American revenues, foreign currency exchange rates, acquisitions and general economic conditions.

A cancellation or deferral of even a small number of licenses or delays in installations of our products could have a material adverse effect on our results of operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of our business and the markets we serve, we cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, reliance should not be placed upon period-to-period comparisons of our financial results to forecast future performance. It is likely that our quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of our Common Shares could materially decline.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. Our efforts to protect our intellectual property rights may not be successful. We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Subject to patents and patents pending, we have generally not sought patent protection for our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which we seek to market our products. Despite the precautions we take, it may be possible for unauthorized third parties, including competitors, to copy certain portions of our products or to “reverse engineer” or obtain and use information that we regard as proprietary.

If we are not able to attract and retain top employees, our ability to compete may be harmed

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. Specifically, the recruitment of top research developers, along with experienced salespeople, remains critical to our success. Competition for such personnel is intense, and we may not be able to attract, integrate or retain highly qualified technical and managerial personnel in the future.

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies and these fluctuations have often been unrelated to the operating performance of such companies or resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation have often been instituted against such a company. Due to the volatility of our stock price, we could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business and operating results.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our investment portfolio, since we had no borrowings outstanding under our line of credit at September 30, 2005. We primarily invest our cash in short-term high-quality securities with reputable financial institutions. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We do not use derivative financial instruments in our investment portfolio. The interest income from our investments is subject to interest rate fluctuations, which we believe would not have a material impact on our financial position.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. We do not have investments with maturities of three months or greater. Some of the investments that we have invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended September 30, 2005 would have been a decrease of approximately $0.6 million.

Foreign currency risk

Businesses generally conduct transactions in their local currency which is also known as their functional currency. Additionally, balances that are denominated in a currency other than the entity’s reporting currency must be adjusted to reflect changes in foreign exchange rates during the reporting period.

We have net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Australian dollar (“AUD”), the Swiss Franc (“CHF”), the Danish Kroner (“DKK”), the Arabian Dirham (“AED”), and the Euro (“EUR”). Our cash and cash equivalents are primarily held in U.S. Dollars. We do not currently use financial instruments to hedge operating expenses in foreign currencies. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The following tables provide a sensitivity analysis on our exposure to changes in foreign exchange rates. For foreign currencies where we engage in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on our total revenues, operating expenses, and net income for the three months ended September 30, 2005. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$3,469	$4,343	$874
British Pound	1,174	921	253
Canadian Dollar	655	1,004	349
Swiss Franc	556	386	170

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$3,440	$4,587	$1147
British Pound	1,090	725	365
Canadian Dollar	613	153	460
Swiss Franc	523	195	328

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2005, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

As a result of the evaluation completed by management, in which the Company’s Chief Executive Officer and Chief Financial Officer participated, management has concluded there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business we are subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these other matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

The Harold Tilbury and Yolanda Tilbury Family Trust brought an action against the Company in July 2002, before a single arbitrator, under the Ontario Arbitrations Act alleging damages for breach of a stock purchase agreement relating to the Company’s acquisition of Bluebird Systems Inc. (“Bluebird”). The claim was for $10 million, plus $5 million in punitive damages. Bluebird and Open Text counterclaimed against the Tilburys claiming that not only was no further amount owing for the purchase of their shares, but that they were entitled to a return of the money already paid to the Tilburys, in respect of the business acquisition. Bluebird also claimed damages against Harold Tilbury with respect to the lease of the Bluebird premises. In April 2005, the arbitrator ruled that the sum of approximately $1.9 million, plus interest, was payable by the Company to the Tilburys under the terms of the share purchase agreement and for termination of employment related costs, and subsequently ruled that a further $222,000 was payable under the terms of the share purchase agreement as additional purchase consideration. The Company’s counterclaims were dismissed. A decision on reimbursement of costs had been deferred, at that date, and in August 2005 the arbitrator ruled that the sum of approximately $847,000 is payable by the Company to the Tilburys on account of costs. Based on these awards, a total amount of $3.7 million was recorded as being payable to the Tilburys. This consisted of $2.5 million as additional purchase consideration, $240,000 relating to severance related costs, $85,000 relating to improvements for leasehold properties occupied by Bluebird, $754,000 relating to interest and $129,000 relating to legal costs. All amounts relating to this settlement were paid in September 2005.

Item 5.	Other Information

Effective October 24, 2003, we entered into an employment agreement with John Kirkham, which provided for an annual base salary and for an annual bonus upon the attainment of certain corporate, revenue, profit and other goals established from time to time. Effective November 4, 2005, Open Text and Mr. Kirkham entered into an amendment to the employment agreement of Mr. Kirkham. The amended agreement provides that, upon termination without “just cause”, we will pay Mr. Kirkham an amount equivalent to: (i) 6 months base salary; and (ii) 6 months variable compensation pay (based on average earnings over the previous 12 months). In addition, Mr. Kirkham will be entitled to receive all other benefits to which he would have been entitled during the 6-month period following termination and statutory redundancy pay. If Mr. Kirkham’s employment is terminated within 6 months following a change of control other than for just cause, disability or death, then Mr. Kirkham will be entitled to the severance entitlements set out above and all stock options granted to him will be deemed to vest and shall be exercisable by him for a period of 90 days following the date of the notice of termination.

Item 6.	Exhibits

The following exhibits are filed with this Report.

Exhibit No	Description
10.1	Amended employment agreement, dated November 4, 2005 between John Kirkham and the Company

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: November 9, 2005	By:	/s/ JOHN SHACKLETON
John Shackleton
President and Chief Executive Officer

/s/ ALAN HOVERD
Alan Hoverd
Chief Financial Officer

Index to Exhibits

Exhibit No	Description
10.1	Amended employment agreement, dated November 4, 2005 between John Kirkham and the Company

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).