Form 10-Q
period 2005-12-31
OPEN TEXT CORP
filed 2006-02-03
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐        No ☒

At January 30, 2006 there were 48,734,796 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,001	$79,898
Accounts receivable—net of allowance for doubtful accounts of $3,355 as of December 31, 2005 and $3,125 as of June 30, 2005	78,268	81,936
Income taxes recoverable	10,957	11,350
Prepaid expenses and other current assets	9,595	8,438
Deferred tax assets (note 6)	16,930	10,275

Total current assets	202,751	191,897
Capital assets (note 5)	39,223	36,070
Goodwill (note 11)	238,656	243,091
Deferred tax assets (note 6)	32,417	36,499
Acquired intangible assets (note 12)	112,264	127,981
Other assets	2,976	5,398

	$628,287	$640,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$78,967	$80,468
Current portion of long-term debt (note 4)	346	—
Deferred revenues	64,492	75,227
Deferred tax liabilities (note 6)	9,897	10,128

Total current liabilities	153,702	165,823
Long-term liabilities:
Accrued liabilities (note 3)	23,019	25,579
Long-term debt (note 4)	12,582	—
Deferred revenues	4	103
Deferred tax liabilities (note 6)	25,406	29,245

Total long-term liabilities	61,011	54,927
Minority interest	4,495	4,431
Shareholders’ equity: (note 8)
Share capital 48,678,407 and 48,136,932 Common Shares issued and outstanding as of December 31, 2005, and June 30, 2005, respectively	412,104	406,580
Commitment to issue shares	—	813
Additional paid-in capital	25,737	22,341
Accumulated comprehensive income	13,488	18,124
Accumulated deficit	(42,250)	(32,103)

Total shareholders’ equity	409,079	415,755

	$628,287	$640,936

Commitments and contingencies (note 14)

Subsequent event (note 17)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenues:
License	$37,131	$42,622	$62,074	$66,526
Customer support	46,476	44,542	93,122	85,334
Service	27,164	27,528	48,205	48,428

Total revenues	110,771	114,692	203,401	200,288
Cost of revenues:
License (1)	1,811	3,051	4,199	5,205
Customer support	7,734	8,062	15,386	15,556
Service	21,393	22,585	39,997	39,239

Total cost of revenues	30,938	33,698	59,582	60,000

	79,833	80,994	143,819	140,288
Operating expenses:
Research and development	14,836	15,842	31,386	30,525
Sales and marketing	28,059	30,787	54,172	56,284
General and administrative	11,766	9,564	22,203	21,422
Depreciation	2,831	2,589	5,340	4,988
Amortization of acquired intangible assets	6,957	6,146	13,810	11,575
Special charges (recoveries) (note 15)	8,793	(1,449)	26,904	(1,449)

Total operating expenses	73,242	63,479	153,815	123,345

Income (loss) from operations	6,591	17,515	(9,996)	16,943
Other expense	(1,240)	(1,691)	(1,764)	(2,624)
Interest income	246	303	316	605

Income (loss) before income taxes	5,597	16,127	(11,444)	14,924
Provision for (recovery of) income taxes	2,740	4,355	(1,630)	4,030

Income (loss) before minority interest	2,857	11,772	(9,814)	10,894
Minority interest	136	802	333	910

Net income (loss) for the period	$2,721	$10,970	$(10,147)	$9,984

Basic net income (loss) per share (note 10)	$0.06	$0.22	$(0.21)	$0.20

Diluted income (loss) per share (note 10)	$0.05	$0.21	$(0.21)	$0.19

Weighted average number of Common Shares outstanding (note 10)
Basic	48,569	50,310	48,506	50,708

Diluted	49,871	52,361	48,506	53,120

(1) Amount excludes amortization of application software technology which is included within Amortization of acquired intangible assets	$3,653	$2,718	$7,184	$6,215

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. Dollars)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Deficit, beginning of period	$(44,971)	$(25,537)	$(32,103)	$(18,529)
Repurchase of common shares (note 8)	—	(9,455)	—	(15,477)
Net income (loss)	2,721	10,970	(10,147)	9,984

Deficit, end of period	$(42,250)	$(24,022)	$(42,250)	$(24,022)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss) for the period	$2,721	$10,970	$(10,147)	$9,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,788	8,735	19,150	16,563
Share-based compensation	1,330	—	2,743	—
Excess tax benefits on share-based compensation expense	(644)	—	(644)	—
Undistributed earnings related to minority interest	136	802	333	910
Deferred taxes	(687)	290	(6,045)	3,226
Impairment of capital assets	1,654	—	3,667	—
Changes in operating assets and liabilities:
Accounts receivable	(3,319)	(15,274)	5,466	3,461
Prepaid expenses and other current assets	1,103	956	(928)	(905)
Income taxes	(447)	(1,309)	(1,069)	(6,691)
Accounts payable and accrued liabilities	6,556	7,722	11,347	(2,491)
Deferred revenue	(2,708)	(1,182)	(9,204)	(7,231)
Other assets	865	—	2,003	—

Net cash provided by operating activities	16,348	11,710	16,672	16,826

Cash flows used in investing activities:
Acquisition of capital assets	(8,160)	(4,277)	(14,097)	(7,671)
Purchase of Vista, net of cash acquired	—	—	—	(23,690)
Purchase of Artesia, net of cash acquired	—	—	—	(5,057)
Purchase of Gauss, net of cash acquired	(6)	(57)	(91)	(979)
Purchase of IXOS, net of cash acquired	(1,121)	(3,453)	(4,228)	(4,275)
Additional purchase consideration for prior period acquisitions	(50)	(191)	(3,278)	(1,194)
Acquisition related costs	(845)	(3,411)	(1,844)	(7,174)

Net cash used in investing activities	(10,182)	(11,389)	(23,538)	(50,040)

Cash flows from financing activities:
Proceeds from issuance of Common Shares	1,642	2,701	1,885	3,069
Proceeds from exercise of Warrants	—	—	—	725
Repurchase of Common Shares (note 8)	—	(17,808)	—	(28,842)
Repayment of short-term bank loan	—	—	—	(2,189)
Payment obligations under capital leases	—	—	—	(48)
Excess tax benefits on share-based compensation expense	644	—	644	—
Proceeds from long-term debt	12,928	—	12,928	—

Net cash provided by (used in) financing activities	15,214	(15,107)	15,457	(27,285)

Foreign exchange gain (loss) on cash held in foreign currencies	(1,146)	5,507	(1,488)	5,686

Increase (decrease) in cash and cash equivalents, during the period	20,234	(9,279)	7,103	(54,813)
Cash and cash equivalents, beginning of period	66,767	111,453	79,898	156,987

Cash and cash equivalents, end of period	$87,001	$102,174	$87,001	$102,174

Supplementary cash flow disclosure (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2005

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

These Interim Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These financial statements are based upon accounting policies and methods of their application are consistent with those used and described in the Company’s annual consolidated financial statements, except as described in Note 2 “New Accounting Policies” below. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2006. Certain prior period comparative figures have been adjusted to conform to current period presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to revenue recognition, allowance for doubtful accounts, goodwill and acquired intangible assets, long-lived assets, the recognition of contingencies, facility and restructuring accruals, acquisition accruals, share-based compensation, income taxes, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets.

Comprehensive net income (loss)

Comprehensive net income (loss) is comprised of net loss and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income (loss) was as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Other comprehensive net income (loss):
Foreign currency translation adjustment	$(6,799)	$34,494	$(4,636)	$35,841
Net income (loss) for the period	2,721	10,970	(10,147)	9,984

Comprehensive net income (loss) for the period	$(4,078)	$45,464	$(14,783)	$45,825

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 2—NEW ACCOUNTING POLICIES

The following new accounting policies were adopted in the six months ended December 31, 2005:

Share-based payment

On July 1, 2005, the Company adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transitional approach. Previously, the Company had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

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

Had the Company adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net income for the period:
As reported	$10,970	$9,984
Share-based compensation not recognized in net income	657	2,403

Pro forma	$10,313	$7,581

Net income per share – basic
As reported	$0.22	$0.20
Pro forma	$0.20	$0.15
Net income per share – diluted
As reported	$0.21	$0.19
Pro forma	$0.20	$0.14

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Refer to Note 9 “Share-Based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three and six months ended December 31, 2005.

Amortization period for leasehold improvements

In June 2005, the Emerging Issues Task Force (“EITF”) issued Abstract No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of the lease and not contemplated at or near the beginning of the lease term, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is being applied by the Company prospectively for leasehold improvements purchased or acquired on or after July 1, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for, and reporting of, changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and will be adopted for the year ended June 30, 2007. The impact that the adoption of SFAS 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2005	As of June 30, 2005
Accounts payable—trade	$13,588	$18,509
Accrued salaries and commissions	15,086	18,976
Accrued liabilities	26,810	33,736
Amounts payable in respect of restructuring (note 15)	14,118	920
Amounts payable in respect of acquisitions and acquisition related accruals	9,365	8,327

	$78,967	$80,468

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Long-term accrued liabilities

	As of December 31, 2005	As of June 30, 2005
Pension liabilities	$611	$625
Amounts payable in respect of restructuring (note 15)	2,911	1,125
Amounts payable in respect of acquisitions and acquisition related accruals	15,053	18,694
Other accrued liabilities	260	239
Asset retirement obligations	4,184	4,896

	$23,019	$25,579

Pension liabilities

IXOS Software AG (“IXOS”), in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of December 31, 2005 was $2.2 million (June 30, 2005 – $2.3 million), while the fair value of the pension obligation as of December 31, 2005 was $2.8 million (June 30, 2005 – $2.9 million).

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities both in connection with its fiscal 2004 and fiscal 2006 restructuring, as well as with a number of its acquisitions. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between several months to 17 years.

Transaction-related costs include amounts provided for certain pre-acquisition contingencies.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table summarizes the activity with respect to the Company’s acquisition accruals during the six months ended December 31, 2005.

	Balance June 30, 2005	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance December 31, 2005
IXOS
Employee termination costs	$338	$—	$(194)	$(64)	$80
Excess facilities	17,274	—	533	(151)	17,656
Transaction-related costs	2,167	—	(837)	(30)	1,300

	19,779	—	(498)	(245)	19,036
Gauss
Excess facilities	260	—	(189)	(71)	—
Transaction-related costs	298	—	(394)	497	401

	558	—	(583)	426	401
Eloquent
Transaction-related costs	487	—	10	(250)	247

	487	—	10	(250)	247
Centrinity
Excess facilities	3,928	—	207	(873)	3,262
Transaction-related costs	651	—	61	(196)	516

	4,579	—	268	(1,069)	3,778
Open Image
Transaction-related costs	135	—	3	(138)	—

	135	—	3	(138)	—
Artesia
Employee termination costs	50	—	(48)	(2)	—
Excess facilities	821	—	(149)	101	773
Transaction-related costs	79	—	(3)	(21)	55

	950	—	(200)	78	828
Vista
Transaction-related costs	121	—	(7)	(102)	12

	121	—	(7)	(102)	12
Optura
Excess facilities	172	—	(78)	(20)	74
Transaction-related costs	240	—	(47)	(151)	42

	412	—	(125)	(171)	116

Totals
Employee termination costs	388	—	(242)	(66)	80
Excess facilities	22,455	—	324	(1,014)	21,765
Transaction-related costs	4,178	—	(1,214)	(391)	2,573

	$27,021	$—	$(1,132)	$(1,471)	$24,418

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The adjustments to goodwill relate primarily to revisions of the estimates of accrued costs and contingencies that existed at the acquisition date for employee termination, excess facility and direct costs.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At December 31, 2005, the present value of this obligation was $4.2 million with an undiscounted value of $5.8 million. These leases were primarily assumed in connection with the IXOS acquisition.

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt

Long-term debt consists of a 5 year mortgage agreement entered into during December 2005 with a Canadian chartered bank. The principal amount of the mortgage is Canadian Dollars (“CDN”) $15.0 million. The mortgage has a fixed term of five years, maturing on January 1, 2011, and is secured by a lien on the Company’s building in Waterloo, Ontario. Interest is to be paid monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of CDN $101,000 with a final lump sum principal payment of CDN $12.6 million due on maturity. The mortgage may not be prepaid in whole or in part at anytime prior to the maturity date.

As of December 31, 2005, the carrying value of the building was $15.9 million and that of the mortgage was $12.9 million.

Credit facilities

The Company had, as of December 31, 2005, a CDN $10.0 million line of credit with a Canadian chartered bank under which no borrowings were outstanding at December 31, 2005 and June 30, 2005. On February 2, 2006, this facility was replaced with a new demand operating facility of CDN $40.0 million. Borrowings under the line of credit bear interest at varying rates depending upon the nature of the borrowings. The Company has pledged certain of its assets as collateral for this credit facility. There are no stand-by fees for this facility. See note 17 “Subsequent Event”.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 5—CAPITAL ASSETS

	As of December 31, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,287	$5,903	$2,384
Office equipment	4,094	2,962	1,132
Computer hardware	51,100	39,532	11,568
Computer software	14,085	10,266	3,819
Leasehold improvements	11,021	6,630	4,391
Building	16,029	100	15,929

	$104,616	$65,393	$39,223

	As of June 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,635	$6,998	$2,637
Office equipment	5,158	3,731	1,427
Computer hardware	52,054	40,277	11,777
Computer software	12,842	9,514	3,328
Leasehold improvements	12,695	5,473	7,222
Building	9,679	—	9,679

	$102,063	$65,993	$36,070

The cost of the building relates to the Company’s construction of a building in Waterloo, Ontario. Additions to the building amounted to $651,000 and $6.4 million during the three and six months ended December 31, 2005, respectively. Approximately $299,000 is included in accrued liabilities and accounts payable as of December 31, 2005. Construction of this building was completed and depreciation commenced in October 2005.

NOTE 6—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of December 31, 2005 and June 30, 2005, the Company had total net deferred tax assets of $49.3 million and $46.8 million respectively, and total deferred tax liabilities of $35.3 million and $39.4 million, respectively.

Deferred tax assets arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $140.6 million and $127.6 million was required as of December 31, 2005 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss Interprise AG (“Gauss”) and IXOS. The Company continues to evaluate its taxable position quarterly and

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased in the Gauss and IXOS transactions.

NOTE 7—SEGMENT INFORMATION

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

The Company’s operations fall into one dominant industry segment, enterprise content management software. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of each segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those of the Company as a whole. No segments have been aggregated.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. For the three and six months ended December 31, 2005, and 2004, the “Other” category consists of geographic regions other than North America and Europe.

Adjusted income from operating segments, which is the measure used by the chief operating decision maker to evaluate operating performance, does not include amortization of acquired intangible assets, special charges, share-based compensation, other expense and provision for (recovery of) income taxes. Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Information about reported segments is as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenue
North America	$53,785	$47,915	$100,016	$82,711
Europe	51,171	60,583	92,601	105,050
Other	5,815	6,194	10,784	12,527

Total revenue	$110,771	$114,692	$203,401	$200,288

Adjusted income
North America	$11,890	$7,600	$17,591	$9,014
Europe	10,226	13,896	14,091	16,725
Other	1,665	217	1,762	1,025

Total adjusted income	23,781	21,713	33,444	26,764
Less:
Amortization of acquired intangible assets	6,957	6,146	13,810	11,575
Special charges (recoveries)	8,793	(1,449)	26,904	(1,449)
Share-based compensation	1,330	—	2,743	—
Other expense	1,240	1,691	1,764	2,624
Provision for (recovery of) income taxes	2,740	4,355	(1,630)	4,030

Net income (loss)	$2,721	$10,970	$(10,147)	$9,984

	As of December 31, 2005	As of June 30, 2005
Segment assets
North America	$240,494	$238,979
Europe	322,674	343,421
Other	52,694	53,940

Total segment assets	$615,862	$636,340

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements as of December 31, 2005 and June 30, 2005 is as follows:

	As of December 31, 2005	As of June 30, 2005
Segment assets	$615,862	$636,340
Cash and cash equivalents (corporate)	12,425	4,596

Total assets	$628,287	$640,936

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table sets forth the distribution of revenues, determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the three and six months ended December 31, 2005 and 2004:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Total revenues
Canada	$8,411	$6,206	$15,652	$10,004
United States	45,374	41,709	84,364	72,707
United Kingdom	9,110	11,213	17,892	20,979
Germany	20,174	24,387	35,280	40,775
Rest of Europe	21,887	24,983	39,429	43,296
Other	5,815	6,194	10,784	12,527

Total revenues	$110,771	$114,692	$203,401	$200,288

	As of December 31, 2005	As of June 30, 2005
Segment assets:
Canada	$106,147	$78,267
United States	134,347	160,712
United Kingdom	51,731	61,995
Germany	163,507	173,312
Rest of Europe	107,436	108,114
Other	52,694	53,940

Total segment assets	$615,862	$636,340

The Company’s goodwill has been allocated to the Company’s operating segments as follows:

	As of December 31, 2005	As of June 30, 2005
North America	$78,732	$80,220
Europe	126,464	128,838
Other	33,460	34,033

	$238,656	$243,091

NOTE 8—SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2005, the Company issued Common Shares to employees that exercised their options under the Company’s stock option plans. See Note 9 “Share-Based Payments.”

During the three and six months ended December 31, 2005, the Company did not repurchase any of its Common Shares.

During the three months ended December 31, 2004, the Company purchased, by way of its stock repurchase program, 999,100 of its Common Shares on the Toronto Stock Exchange (“TSX”) and the NASDAQ National Market (“NASDAQ”) at an aggregate cost of $17.8 million. $8.3 million of the aggregate repurchase cost was

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

charged to Share capital based on the average carrying value of the Common Shares, with the remaining $9.5 million charged to Accumulated deficit. During the six months ended December 31, 2004, the Company purchased approximately 1.6 million of its Common Shares on the TSX and the NASDAQ at an aggregate cost of $28.8 million. $13.3 million of the aggregate repurchase cost was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $15.5 million charged to Accumulated deficit.

NOTE 9—SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of December 31, 2005, options to purchase an aggregate of 5,370,287 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 934,720 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan, which are the only plans under which the Company may issue further options. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant.

A summary of option activity under the Company’s stock option plans for the six months ending December 31, 2005 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2005	5,530,274	$11.93
Granted	233,000	14.94
Exercised	(239,492)	6.55
Forfeited or expired	(153,495)	19.60

Outstanding at December 31, 2005	5,370,287	$12.08	4.97	$9,720

Exercisable at December 31, 2005	3,973,178	$10.52	4.32	$13,429

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

For the three months ended December 31, 2005, the weighted-average fair value of options granted, as of the grant date, was $8.10, using the following weighted average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. No options were granted during the three months ended September 30, 2005.

For the three and six months ended December 31, 2004, the weighted-average fair value of options granted, as of the grant date, during the periods was $8.20 and $8.18, respectively, using the following weighted-average assumptions: expected volatility of 60%; risk-free interest rate of 3.5%; expected dividend yield of 0%; and expected life of 3.5 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the audited notes to the consolidated financial statements in the Company’s Form 10-Ks or in the notes to the unaudited condensed consolidated financial statements in the Company’s Form 10-Qs. As of December 31, 2005, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $10.7 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the statement of operations for the three and six months ended December 31, 2005 was approximately $1.3 million and $2.7 million, respectively. Deferred tax assets of $155,000 and $324,000 were recorded, for the three and six months ended December 31, 2005, respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset. The impact of adoption of SFAS 123R, for the three and six months ended December 31, 2005, was a decrease in net income of $1.2 million and an increase in net loss of $2.4 million, respectively, net of related tax effects, and a decreased net income per share of $0.02 and $ 0.05, respectively on both a basic and diluted share basis.

For the three and six months ended December 31, 2005, cash in the amount of $1.4 million and $1.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and six months ended December 31, 2005, from the exercise of options eligible for a tax deduction was $597,000 and $643,000, respectively, which was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

Prior to July 1, 2005, the Company offered its employees the opportunity to buy its Common Shares, through and employee stock purchase plan (“ESPP”) at a purchase price equal to the lesser of 85% of the weighted-average trading price of the Common Shares based on the Toronto Stock Exchange (“TSX”) or NASDAQ National Market (“NASDAQ”) in the period of five trading days immediately preceding the first business day of the purchase period and 85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period. The ESPP, under its original terms, qualified as a non-compensatory plan under APB 25 and as such no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

The original terms of the ESPP would have resulted in it being treated as a compensatory plan under the fair value-based method. Effective July 1, 2005, the Company amended the terms of its ESPP to set the amount at which Common Shares may be purchased by employees to 95% of the average market price based on the Toronto

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Stock Exchange (“TSX”) or NASDAQ National Market (“NASDAQ”) on the last day of the purchase period. The choice of the appropriate market for determining the average market price is based upon the market that had the greatest volume of trading of Common Shares in that period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost has been recorded in relation to the ESPP for the three and six months ended December 31, 2005.

During the three months ended December 31, 2005, no Common Shares were issued under the ESPP. During the six months ended December 31, 2005, 255,402 Common Shares were issued under the ESPP for cash collected from employees in prior periods totaling $3.1 million. In addition, cash in the amount of $83,000 and $316,000, respectively, was received from employees for the three and six months ended December 31, 2005, that will be used to purchase Common Shares in future periods.

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the number of Common Shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Basic net income (loss) per share
Net income (loss)	$2,721	$10,970	$(10,147)	$9,984

Basic net income (loss) per share	$0.06	$0.22	$(0.21)	$0.20

Diluted net income (loss) per share
Net income (loss)	$2,721	$10,970	$(10,147)	$9,984

Diluted net income (loss) per share	$0.05	$0.21	$(0.21)	$0.19

Weighted average number of shares outstanding
Basic	48,569	50,310	48,506	50,708
Effect of dilutive securities**	1,302	2,051	—	2,412

Diluted	49,871	52,361	48,506	53,120

Excluded as anti-dilutive *	1,934	562	2,250	291

*	Excluded from the calculation of diluted net income (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

**	Due to the net loss for the six months ended December 31, 2005, diluted net loss per share has been calculated using the basic weighted average number of Common Shares outstanding, as the inclusion of any potentially dilutive securities would be anti-dilutive.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 11—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2004:

Balance, June 30, 2004	$223,752
Goodwill recorded during fiscal 2005:
Vista	8,714
Artesia	2,136
Optura	2,352
Adjustments relating to prior acquisitions	(822)
Adjustments on account of foreign exchange	6,959

Balance, June 30, 2005	243,091
Adjustments relating to prior acquisitions	(380)
Adjustments on account of foreign exchange	(4,055)

Balance, December 31, 2005	$238,656

NOTE 12—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2004	$76,816	$39,772	$116,588
Assets acquired and activity during fiscal 2005:
Vista	8,660	11,700	20,360
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Amortization expense	(16,175)	(8,234)	(24,409)
Other, including foreign exchange impact	2,207	6,335	8,542

Net book value, June 30, 2005	76,108	51,873	127,981
Activity during fiscal 2006:
Amortization expense	(9,283)	(4,527)	(13,810)
Other, including foreign exchange impact	(3,838)	1,931	(1,907)

Net book value, December 31, 2005	$62,987	$49,277	$112,264

The range of amortization periods for intangible assets is from 5-10 years.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table shows the estimated amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets are made:

Years ending June 30,
2006	$21,191
2007	26,223
2008	25,576
2009	20,278
2010	8,574

Total	$101,842

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Cash paid during the period for interest	$35	$71	$61	$81
Cash received during the period for interest	$281	$—	$377	$—
Cash paid during the period for taxes	$447	$2,418	$1,069	$4,748

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$16,029	$434	$2,081	$2,081	$11,433
Operating lease obligations *	99,857	8,565	36,584	32,316	22,392
Purchase obligations	2,863	948	1,590	299	26

	$118,749	$9,947	$40,255	$34,696	$33,851

* Net of $7.5 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

The long-term debt obligations comprise of interest and principal payments on the mortgage. See Note 4 “Long-term Debt”.

In July 2004, the Company entered into a commitment to construct a building in Waterloo, Ontario with a view of consolidating its existing Waterloo facilities. The construction of the building was completed in October 2005 and the Company has since commenced the use of the building. As of December 31, 2005, a total of $16.0 million has been capitalized on this project. The Company does not expect to make any significant additional payments in connection with this facility. The Company has financed this investment through its working capital.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The land on which the building is located has been leased from the University of Waterloo (“U of W”), for a period of 49 years with the option to renew for another 49 years. The option to renew is exercisable with written notice to the U of W on or before the commencement of the 40th anniversary of the lease. The Company is not currently able to determine, with reasonable certainty, whether it will renew the lease of the land for the second period of 49 years. Accordingly, estimates of the rent payable for the initial period of 49 years are included under “Operating lease obligations” in the table above.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that—through its wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. The Domination Agreement has been registered in the commercial register at the local court of Munich in August 2005 and it has therefore come into force. Under the terms of the Domination Agreement, Ontario I has acquired authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I also guarantees a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”). The shareholders of IXOS at the meeting on January 14, 2005 confirmed that IXOS had entered into the Domination Agreement. At the same meeting of the shareholders of IXOS, the shareholders authorized the management board of IXOS to apply for the withdrawal of the listing of the IXOS shares at the Frankfurt/Germany stock exchange (“Delisting”). The Delisting was granted by the Frankfurt Stock Exchange on April 12, 2005 and was effective on July 12, 2005.

Certain IXOS shareholders had filed complaints against the approval of the Domination Agreement and also against the authorization to delist. As a result of an out of court settlement, the complaints have been withdrawn and or settled. The out of court settlement was ratified by the court on August 9, 2005. The Domination Agreement was registered on August 23, 2005, and thereby became effective. As a result of the Domination Agreement coming into force, the Company commenced, in the quarter ended September 30, 2005, accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount is accrued as and has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the periods. Based on the number of minority IXOS shareholders as of December 31, 2005 the estimated amount of Annual Compensation would approximate $523,000 per year. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Gauss domination agreements

Pursuant to a Domination Agreement dated November 4, 2003 between the Company—through its wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period was two months after the signing of the Domination Agreement. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Domination Agreement, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share, commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Domination Agreement and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Domination Agreement and the authorization to the management board of Gauss to file for a delisting are null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been withdrawn. The settlement provides inter alia that an amount of Euro 0.05 per share per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter.

On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Ontario II, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders meeting held less than 5% of the shares of Gauss, to Ontario II (“Squeeze Out”). The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Registration of these resolutions is currently pending. Certain shareholders of Gauss have filed suits to oppose all or some of the resolutions of the shareholders meeting of August 25, 2005. It is expected that the court of Hamburg will, within the next few months, decide on the registration of the resolutions.

The Company believes that the registration of these resolutions is a reasonable certainty; accordingly, in pursuance of these resolutions the Company has recorded its best estimate of the amount payable to the minority shareholders of Gauss. As of December 31, 2005, the Company has accrued $60,000 for such payments and expects that a further amount of approximately $15,000 will be payable to these shareholders by the end of the current fiscal quarter. The Company is not currently able to determine the final amount payable and is unable to predict the date on which the resolutions will be registered at the local court.

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

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

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

Legal Proceedings

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

NOTE 15—SPECIAL CHARGES

In the three months ended December 31, 2005, the Company recorded special charges of $8.8 million. This is primarily comprised of $7.1 million, relating to the fiscal 2006 restructuring, $1.7 million related to the impairment of capital assets and a recovery of $29,000 related to the 2004 restructuring. Details of each component of special charges are discussed below.

In the six months ended December 31, 2005, the Company recorded special charges of $26.9 million. This is primarily comprised of $23.5 million, relating to the fiscal 2006 restructuring, $3.7 million related to the impairment of capital assets and a recovery of $329,000 related to the 2004 restructuring. Details of each component of special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

In the first quarter of the current fiscal year, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities. Total costs to be incurred in conjunction with the plan are expected to be in the range of $25 million to $30 million, of which $16.4 million was recorded within special charges in the three months ended September 30, 2005 and $7.1 million has been recorded within special charges in the three months ended December 31, 2005. These charges consisted primarily of costs associated with workforce reduction, abandonment of excess facilities, and legal costs incurred related to the termination of facilities. The provision related to workforce reduction is expected to be substantially paid by June 30, 2006 and the provisions relating to the abandonment of excess facilities such as contract settlements and lease costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	16,976	6,113	425	23,514
Cash payments	(6,820)	(870)	(425)	(8,115)
Foreign exchange and other adjustments	156	25	—	181

Balance as of December 31, 2005	$10,312	$5,268	$—	$15,580

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan, by segment, for the six months ended December 31, 2005.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$9,006	$2,849	$149	$12,004
Europe	7,317	3,075	270	10,662
Other	653	189	6	848

Total charge for the six months ended December 31, 2005	$16,976	$6,113	$425	$23,514

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, if and as appropriate. As part of this evaluation, the Company recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005 and $26,000 during the three months ended December 31, 2005. These recoveries primarily represented reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. The actions relating to employer workforce reduction were substantially complete as of June 30, 2005. The provision relating to facility costs is expected to be expended by 2014. The activity of the Company’s provision for the Company’s fiscal year beginning July 1, 2003 and ending June 30, 2004 restructuring charges are as follows since the beginning of the current fiscal year:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$167	$1,878	$—	$2,045
Revisions to prior accruals	(65)	(264)	—	(329)
Cash payments	—	(372)	—	(372)
Foreign exchange and other adjustments	—	105	—	105

Balance as of December 31, 2005	$102	$1,347	$—	$1,449

Impairment of capital assets

During the three months ended September 30, 2005, an impairment charge of $2.0 million was recorded against capital assets that were written down to fair value, various leasehold improvements at vacated premises and redundant office equipment. During the three months ended December 31, 2005, an impairment charge of $1.7 million was recorded against capital assets to write down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on the Company’s estimates of disposal proceeds, net of anticipated costs to sell.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 16—ACQUISITIONS

Fiscal 2005

Optura

On February 11, 2005, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Optura Inc. (“Optura”). This acquisition has been account for as a business combination in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. Optura products and services enable Open Text customers, who use a SAP-based Enterprise Resource Planning (“ERP”) system, to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Optura acquisition:

Current assets, including cash acquired of $315	$1,537
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,180

Total assets acquired	5,831
Total liabilities assumed	(2,169)

Net assets acquired	$3,662

The customer assets of $700,000 have been assigned a life of five years. The technology assets of $1.3 million have been assigned a useful life of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to reduce acquisition related liabilities by $88,000 due to the refinement of management’s original estimates. Remaining liabilities related to transaction-related charges are expected to be paid in fiscal 2006. Liabilities related to excess facilities will be paid over the term of the lease which expires in September 2006.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

A director of the Company received approximately $47,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Artesia

On August 19, 2004, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Artesia Technologies, Inc. (“Artesia”). This acquisition has been accounted for as a business combination in accordance with SFAS 141. Artesia designs and distributes Digital Asset Management software. It has a customer base of over 120 companies and provides these customers and their marketing and distribution partners the ability to easily access and collaborate around a centrally managed collection of digital media elements. The results of operations of Artesia have been consolidated with those of Open Text beginning September 1, 2004.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Artesia acquisition:

Current assets, including cash acquired of $773	$2,165
Long-term assets	2,714
Customer assets	1,700
Technology assets	3,300
Goodwill	1,367

Total assets acquired	11,246
Total liabilities assumed	(5,996)

Net assets acquired	$5,250

The customer assets of $1.7 million have been assigned a life of five years. The technology assets of $3.3 million have been assigned useful lives of three to five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reporting segment. No amount of the goodwill is expected to be deductible for tax purposes.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $1.8 million. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to reduce acquisition related liabilities by $241,000 due to the refinement of management’s estimates. Remaining liabilities related to severance and transaction-related charges are expected to be paid in fiscal 2006. Liabilities related to excess facilities will be paid over the term of the lease which expires in May 2010.

A director of the Company received $112,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Vista

On August 31, 2004, Open Text entered into an agreement to acquire the Vista Plus (“Vista”) suite of products and related assets from Quest Software Inc. (“Quest”). In accordance with SFAS 141 this acquisition has been accounted for as a business combination. As part of this transaction certain Quest employees that developed, sold and supported Vista were employed by Open Text. The revenues and costs related to the Vista product suite have been consolidated with those of Open Text beginning September 16, 2004.

The Vista technology captures and stores business critical information from ERP applications. This acquisition expands Open Text’s integration and report management capabilities as part of its ECM suite, and provides a platform from which Open Text can address report content found in ERP applications, and business intelligence software.

Consideration for this acquisition consisted of $23.7 million in cash, of which $21.7 million was paid at closing and $2.0 million was held in escrow until it was released to the vendor on November 30, 2005, as provided for in the purchase agreement.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Vista acquisition:

Current assets	$263
Long-term assets	63
Customer assets	10,900
Technology assets	8,430
Goodwill	9,535

Total assets acquired	29,191
Total liabilities assumed	(5,501)

Net assets acquired	$23,690

The customer assets of $10.9 million and the technology assets of $8.4 million have been assigned useful lives of five years.

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2005

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized transaction costs in connection with this acquisition of $480,000. The purchase price was subsequently adjusted to reduce acquisition related liabilities by $102,000 due to the refinement of management’s estimates. Remaining costs are expected to be paid within fiscal 2006.

A director of the Company received $126,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Vista. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Fiscal 2004

IXOS

The Company increased its ownership of IXOS to approximately 95% during the six months ended December 31, 2005. This was done by way of open market purchases of IXOS shares. As of June 30, 2005, Open Text held approximately 94% of the outstanding shares of IXOS. Total consideration paid for the purchase of shares of IXOS during the three and six months ended December 31, 2005 was $1.1 million and $4.2 million, respectively. The Company increased its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

NOTE 17—SUBSEQUENT EVENT

As of December 31, 2005, the Company had a CDN $10.0 million line of credit with a Canadian chartered bank under which no borrowings were outstanding at December 31, 2005 and 2004. On February 2, 2006, this facility was replaced with a new demand operating facility of CDN $40.0 million. A copy of the agreement is attached as an Exhibit under Item 6 of Part II of this document.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or developments in our business or industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on our management’s current plans, estimates, opinions and projections, and we assume no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

The Information technology (“IT”) Environment

We are not seeing much change in the IT environment as customers appear to be holding onto their legacy systems longer. However, in the past several quarters, we are seeing our customers utilize their existing IT budgets to spend on ECM solutions that assist in meeting regulatory and compliance requirements. This purchasing pattern of our customers has generally evolved in response to the heightened regulatory and compliance requirements in many industries as a result of government policy and legislation such as the Sarbanes-Oxley Act of 2002. However, we have also witnessed lengthening customer sales cycles that are characteristic of compliance-based sales.

Alliances

We intend to continue to work more closely with partners that heavily influence our customer’s computing architecture and strategy. Namely, those partners include system integrators like Deloitte and Touche LLP, Accenture, and Atos Origin S.A., independent software vendors like Microsoft Corporation (“Microsoft”) and SAP, and storage vendors like Hitachi Limited, EMC Corporation and Hewlett Packard Company.

Open Text has been certified by Microsoft as a Microsoft Gold Partner with a track record for delivering powerful ECM solutions that extend Microsoft applications. Microsoft’s desktop and business platforms match well with our solutions, which meet the document management, archiving and compliance requirements of large companies and government agencies. In addition, on November 14, 2005, we announced enhancements in our relationship with Microsoft to become a worldwide ECM partner with Microsoft.

We are seeing increased interest from customers in our email archiving products. We continue to work with partners that provide specialized products and expertise that complement our own. Those partners include Microsoft and IBM, as the dominant email vendors, Vedder Price, Kaufman & Kammholz, P.C., a legal firm specializing in records and retention policies, with Technology Concepts and Design Inc. (“TCDI”), a litigation technology software and service specialist, and with Trusted Edge Inc., providing desktop information classification and control software.

Customers

Our customer base is diversified by industry and geography which is the result of a continued focus on the 2,000 largest global organizations as our primary target market. We continue to see regulatory requirements as a key business driver and the majority of new customer licenses in the first two quarters of fiscal 2006 were driven by our customers’ compliance-based requirements. Industries such as Government, Pharmaceutical and Life Sciences, Oil and Gas, and Financial Services have greater demand for specific software solutions to solve compliance-based business problems. We have created specific ECM software solutions to address this demand and continue to work closely with customers and their strategic partners to ensure maximization of their software investments.

Notable customer announcements during the second quarter of fiscal 2006 included:

•	On October 19, 2005, we announced the formation of the Artesia Digital Media Group as part of an overall solutions strategy to better focus our domain expertise and rich-media solution efforts for customers such as HBO, 20th Century Fox, DreamWorks, and U.S. News & World Report. Subsequently, on November 7, 2005, we announced our plans for rich-media and Digital Asset Management capabilities that leverage Microsoft technologies.

•	On November 15, 2005, we announced that Sasol, Ltd., a South African chemical and energy company, has deployed Open Text’s Livelink ECM solution for internal controls.

•	On December 5, 2005, we announced that LANXESS Corporation, a manufacturer of high-quality chemicals, synthetic rubber and plastics, selected Open Text’s Vendor Invoice Management (“VIM”) solution to optimize “Accounts Payable” within its implementation of SAP solutions. VIM is part of Open Text’s Livelink ECM Suite for SAP Solutions.

•	On December 14, 2005, we announced that Distell Group Limited, a producer and marketer of wines and spirits, successfully completed the first phase of its intended enterprise-wide Livelink ECM implementation. The system is designed to help ensure compliance with International Organization for Standardization (“ISO”) and International Food Standards regulations.

Special Charges

During the three months ended December 31, 2005, we recorded special charges of $8.8 million which consist primarily of $7.1 million relating to the fiscal 2006 restructuring and $1.7 million relating to the write down of capital assets.

During the six months ended December 31, 2005, we recorded special charges of $26.9 million which consist primarily of $23.5 million relating to the fiscal 2006 restructuring, $3.7 million relating to the write down of capital assets and a recovery of $329,000 relating to the fiscal 2004 restructuring.

The fiscal 2006 restructuring relates primarily to a reduction in our workforce and abandonment of excess facilities. The restructuring has impacted both our North American and European operations. The restructuring is being done primarily with a view to streamline our operations. Overall we expect the total restructuring charge to be in the range of approximately $25 to $30 million, of which $23.5 million has been taken to date. All significant actions in relation to the restructuring are expected to be completed by the end of the fiscal 2006 year.

The asset write-downs relate to capital assets that were written down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our estimate of disposal proceeds, net of anticipated costs to sell.

Further details relating to special charges are provided in the “Operating Expenses” section of this Quarterly Report on Form 10-Q and Note 15 “Special Charges” to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the United States Securities and Exchange Commission (“SEC”), with the exception of our adoption on July 1, 2005 of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) as described below.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, special charges, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of our control.

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

Adoption of SFAS 123R

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation under the provisions of FASB SFAS 123R, using the modified prospective application transitional approach. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Our stock options are now accounted for under SFAS 123R. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

For the three months ended December 31, 2005, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. Expected option lives and volatilities are based on our historical data. No options were granted during the three months ended September 30, 2005.

For the three and six months ended December 31, 2004, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 60%; risk-free interest rate of 3.5%; expected dividend yield of 0%; and expected life of 3.5 years.

Share-based compensation cost included in the statement of operations for the three and six months ended December 31, 2005 was approximately $1.2 million and an increase in net loss of $2.4 million, respectively, net of related tax effects. Additionally, deferred tax assets of $155,000 and $324,000 were recorded, for the three and six months ended December 31, 2005 respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of December 31, 2005, the total compensation cost related to unvested awards not yet recognized is $10.7 million which will be recognized over a weighted average period of approximately 2 years.

We made no modifications to the terms of our outstanding share options in anticipation of the adoption of SFAS 123R. Also, we made no changes in either the quantity or type of instruments used in our share option plans or the terms of our share option plans.

Additionally, effective July 1, 2005, we amended the terms of our Employee Share Purchase Plan (“ESPP”) to set the amount at which Common Shares may be purchased by employees to 95% of the average market price on the Toronto Stock Exchange (“TSX”) or the NASDAQ National Market (“NASDAQ”) on the last day of the purchase period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost is recorded related to the ESPP.

RESULTS OF OPERATIONS

Overview

The following table presents an overview of the results of our operations for the three and six months ended December 31, 2005 and 2004:

	Three months ended December 31,
(in thousands)	2005	2004	Change in $	% Change
Total revenues	$110,771	$114,692	$(3,921)	(3.4%)
Cost of revenues *	30,938	33,698	(2,760)	(8.2%)
Gross profit	79,833	80,994	(1,161)	(1.4%)
Amortization of acquired intangible assets	6,957	6,146	811	13.2%
Special charges (recoveries)	8,793	(1,449)	10,242	(706.8%)
Total remaining operating expenses	57,492	58,782	(1,290)	(2.2%)
Income from operations	6,591	17,515	(10,924)	(62.4%)

Net income	$2,721	$10,970	$(8,249)	(75.2%)
Gross margin	72.1%	70.6%
Operating margin	6.0%	15.3%

	Six months ended December 31,
(in thousands)	2005	2004	Change in $	% Change
Total revenues	$203,401	$200,288	$3,113	1.6%
Cost of revenues *	59,582	60,000	(418)	(0.7%)
Gross profit	143,819	140,288	3,531	2.5%
Amortization of acquired intangible assets	13,810	11,575	2,235	19.31%
Special charges (recoveries)	26,904	(1,449)	28,353	(1,956.7%)
Total remaining operating expenses	113,101	113,219	(118)	(0.1%)
Income (loss) from operations	(9,996)	16,943	(26,939)	(159.0%)

Net income (loss)	$(10,147)	$9,984	$(20,131)	(201.6%)
Gross margin	70.7%	70.0%
Operating margin	(4.9%)	8.5%

*	Amount excludes amortization of acquired application software technology which is included within Amortization of acquired intangible assets.

For the three months ended December 31, 2005, our results were impacted by a decrease in revenues by $3.9 million, or 3.4% compared to the same period in the prior fiscal year. This decrease was due to fewer license deals greater than one million dollars in the second quarter of fiscal 2006, relative to the same period in the prior fiscal year, adverse foreign exchange impacts due to weakening European currencies relative to the United States Dollar, and a general weakening of our European results. These items were partially offset by our strong growth in our North American operations.

For the six months ended, December 31, 2005, our results were impacted by an overall increase in total revenues by $3.1 million or 1.6% compared to the same period in the prior fiscal year. This increase was due primarily to growth in our customer support revenues in the first quarter of fiscal 2006 and as a result of the full impact of our fiscal 2004 acquisitions. This was partially offset by foreign exchange impacts and weaker license revenues particularly in Europe.

Revenues

Revenue by Type

The following tables set forth the increase in revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2005	2004	Change $	Change %	2005	2004	Change $	Change %
License	$37,131	$42,622	$(5,491)	(12.9%)	$62,074	$66,526	$(4,452)	(6.7%)
Customer support	46,476	44,542	1,934	4.3%	93,122	85,334	7,788	9.1%
Service	27,164	27,528	(364)	(1.3%)	48,205	48,428	(223)	(0.5%)

Total	$110,771	$114,692	$(3,921)	(3.4%)	$203,401	$200,288	$3,113	1.6%

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2005	2004	2005	2004
License	33.5%	37.2%	30.5%	33.2%
Customer support	42.0%	38.8%	45.8%	42.6%
Service	24.5%	24.0%	23.7%	24.2%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of our software products to customers.

For the three months ended December 31, 2005, license revenues decreased 12.9% or $5.5 million compared to the same period in the prior fiscal year. This was because in the second quarter of fiscal 2006 we had only 3 licensing transactions that were greater than $1 million compared to 5 such transactions in the second quarter of fiscal 2005. In addition, we had 5 licensing transactions which were greater than $500,000 in the second quarter of fiscal 2006 compared to 9 such transactions in the same quarter of the prior fiscal year. Excluding the impact of foreign exchange rates, license revenue declined approximately 6% year over year. Although our North American operations are experiencing significant license revenue growth year over year, this has been offset by a slow down in license revenue in Europe and the rest of the world.

For the six months ended December 31, 2005, license revenue decreased 6.7% or $4.5 million compared to the same period in the prior fiscal year. Excluding the impact of foreign exchange, license revenue declined approximately 3% comparable over the period in the prior fiscal year for the same reasons set forth above.

Customer Support Revenue

Customer support revenue consists of revenue from our customer support and maintenance agreements. Typically the term of these maintenance contracts is twelve months with customer renewal options, and we have historically experienced a renewal rate greater than 90%. New license revenue drives additional customer support contracts which accounts for substantially all the increase in our customer support revenue.

For the three months ended December 31, 2005, customer support revenue increased 4.3% or $1.9 million compared to the same period in the prior fiscal year. The increase in customer support revenue was attributable to new licenses and strong retention rates with existing customers. Excluding the impact of foreign exchange, comparable over the period in the prior fiscal year, growth in customer support revenue was approximately 7%.

For the six months ended December 31, 2005, customer support revenues increased by 9.1% or $7.8 million compared to the same period in the prior fiscal year. The increase in customer support revenue was attributable to new licenses and strong retention rates and the full quarter impact of acquisitions made at the end of the first quarter of fiscal 2005.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

For the three months ended December 31, 2005, service revenues remained relatively stable with a slight decrease of approximately 1.3% or $364,000 compared to the same period in the prior fiscal year. Excluding the impact of weakening European currencies, service revenue increased approximately 4% with increases in service revenue in North America more than compensating for decreases in Europe.

For the six months ended December 31, 2005, service revenue remained relatively stable, decreasing slightly by 0.5% or $223,000 compared to the same period of the prior fiscal year. However, excluding the impact of foreign exchange rates, service revenue grew by approximately 2%. North American service revenue presented strong revenue growth with an offsetting decrease in Europe.

Revenue and Operating Margin by Segment

The following table sets forth information regarding our revenue by geography:

Revenue by Geography

	Three months ended December 31,		Six months ended December 31
(In thousands)	2005	2004	2005	2004
North America	$53,785	$47,915	$100,016	$82,711
Europe	51,171	60,583	92,601	105,050
Other	5,815	6,194	10,784	12,527

Total	$110,771	$114,692	$203,401	$200,288

	Three months ended December 31,		Six months ended December 31,
% of Total Revenue	2005	2004	2005	2004
North America	48.6%	41.8%	49.2%	41.3%
Europe	46.2%	52.8%	45.5%	52.4%
Other	5.2%	5.4%	5.3%	6.3%

Total	100.0%	100.0%	100.0%	100.0%

The overall increase in revenue in North America in the second quarter of fiscal 2006 compared to the prior year period represents our strengthened sales management, improved focus on sales force/process management, implementation of effective lead generation processes and a focus on our key partnerships and verticals that represent our greatest opportunities. Declines in European license revenue reflect weakening European currencies and a period of structural re-alignment of our European sales force commensurate with our re-organization activities.

In the context of license and services revenues, North America has had strong revenue growth, while Europe has declined due to the effects of foreign exchange rates and restructuring activities in Europe that we believe were necessary to position us for future continued success.

The North America geographic segment includes Canada, the United States and Mexico. The Europe geographic segment includes Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, and the United Kingdom, while the “Other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

Adjusted Operating Margin by Significant Segment

The following table provides a summary of our adjusted operating margins by significant segment.

	Three months ended December 31,		Six months ended December 31
	2005	2004	2005	2004
North America	22.1%	15.9%	17.6%	10.9%
Europe	20.0%	22.9%	15.2%	15.9%

The above adjusted operating margins are calculated based on GAAP net income (loss) including where applicable, the impact of amortization, interest, share-based compensation, other expense, special charges and income taxes.

Adjusted operating margins have declined in Europe and are higher in North America for the three months ended December 31, 2005. On a year to date basis, Europe is relatively constant while North America has increased approximately 6.7% year over year.

The changes in operating margin in Europe were primarily due to a reduction of revenues in Europe, weakening of European currencies, and the impact of the 2006 restructuring on Europe. North America margins increased due to realigned sales management efforts in North America.

Cost of Revenue by Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2005	2004	Change $	Change %	2005	2004	Change $	Change %
License	$1,811	$3,051	$(1,240)	(40.6%)	$4,199	$5,205	$(1,006)	(19.3%)
Customer support	7,734	8,062	(328)	(4.1%)	15,386	15,556	(170)	(1.1%)
Service	21,393	22,585	(1,192)	(5.3%)	39,997	39,239	758	1.9%

Total	$30,938	$33,698	$(2,760)	(8.2%)	$59,582	$60,000	$(418)	(0.7%)

	Three months ended December 31,		Six months ended December 31,
Gross margin by type %	2005	2004	2005	2004
License	95.1%	92.8%	93.2%	92.2%
Customer support	83.4%	81.9%	83.5%	81.8%
Service	21.2%	18.0%	17.1%	17.0%
Consolidated gross margin	72.1%	70.6%	70.7%	70.1%

For the three months ended December 31, 2005, overall gross margin improved to 72.1%, compared to 70.6% in the three months ended December 31, 2004. The margin improvement was due to improved expense management in services and customer support, primarily as a result of our restructuring activities. This was partially offset by a lower proportion of higher profitability license revenue.

For the six months ended, December 31, 2005, overall gross margin was relatively stable compared to the six months ended December 31, 2005.

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties for related software, and royalties we pay on software embedded within our core products.

For the three months ended December 31, 2005, cost of license revenues decreased by 40.6% or $1.2 million compared to same period in the prior fiscal year. This was driven by a product mix which included less third party products, royalties and reseller fees.

For the six months ended December 31, 2005, cost of license revenues decreased by 19.3% or $1.0 million compared to the same period in the prior fiscal year for the same reasons set forth above.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs.

For the three months ended, December 31, 2005, cost of customer support revenues decreased by 4.1% or $328,000 compared to the same period in the prior fiscal year. The decrease is primarily attributable to the weakening of European currencies and operating efficiencies as a result of our global restructuring efforts.

For the six months ended, December 31, 2005, cost of customer support revenues remained relatively stable compared to same period in the prior fiscal year.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

For the three months ended, December 31, 2005, cost of service revenues decreased by 5.3% or $1.2 million compared to the same period in the prior fiscal year. The weakening of European currencies, an acquisition made in the third quarter of fiscal 2005 and operational efficiencies as a result of our restructuring efforts have allowed for better utilization of our resources, which has resulted in the decrease.

For the six months ended December 31, 2005, cost of service revenue increased slightly by 1.9% or $758,000 compared to the same period in the prior fiscal year. The increase, is primarily attributable to the timing of acquisitions made late in the first and third quarter of fiscal 2005, offset by weakening European currencies and operational efficiencies as a result of our restructuring efforts.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2005	2004	Change $	Change %	2005	2004	Change $	Change %
Research and development	$14,836	$15,842	$(1,006)	(6.4%)	$31,386	$30,525	$861	2.8%
Sales and marketing	28,059	30,787	(2,728)	(8.9%)	54,172	56,284	(2,112)	(3.8%)
General and administrative	11,766	9,564	2,202	23.0%	22,203	21,422	781	3.6%
Depreciation	2,831	2,589	242	9.3%	5,340	4,988	352	7.1%
Amortization of acquired intangible assets	6,957	6,146	811	13.2%	13,810	11,575	2,235	19.3%
Special charges (recoveries)	8,793	(1,449)	10,242	(706.8%)	26,904	(1,449)	28,353	(1,956.7%)

Total	$73,242	$63,479	$9,763	15.4%	$153,815	$123,345	$30,470	24.7%

% of Total Revenue	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Research and development	13.3%	13.8%	15.4%	15.2%
Sales and marketing	25.2%	26.8%	26.6%	28.1%
General and administrative	10.6%	8.3%	10.9%	10.7%
Depreciation	2.5%	2.3%	2.6%	2.5%
Amortization of acquired intangible assets	6.3%	5.4%	6.8%	5.8%
Special charges (recoveries)	8.0%	(1.3%)	13.2%	(0.7%)

Total	65.9%	55.3%	75.5%	61.6%

Research and development expenses

Research and development (“R&D”) expenses consist primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs.

For the three months ended December 31, 2005, R&D expenses decreased by 6.4% or $1.0 million compared to the same period in the prior fiscal year. The decrease in R&D costs is attributable to specific targeted reductions in traditional R&D products and staff as a result of our restructuring activities. Partially offsetting these reductions are more focused expenditures in solutions and packaged service offerings, which allows us to quickly develop the products customers most value.

For the six months ended December 31, 2005, R&D expenses increased slightly because of investments in solutions and packaged service offerings. We expect the declines seen in the second quarter of fiscal 2006 to continue going forward.

Sales and marketing expenses

Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, as well as costs associated with trade shows, seminars, and other marketing programs.

For the three months ended December 31, 2005, sales and marketing expenses decreased by 8.9% or $2.7 million compared to the same period in the prior fiscal year. Sales and marketing expenses have decreased as a result of reductions in staff, which is directly related to the restructuring program that included a consolidation of management structures, reduction of administrative staff and a reduction of selling staff in low growth geographies and/or products. These actions are expected to allow redeployment to markets with better opportunities. We have reduced our investments in marketing programs, and the staff who administers these programs, until growth in the ECM market profitably supports those investments. We also continue to make significant investments in sales and marketing, spending more than 25% of our revenues on sales and marketing activities.

For the six months ended December 31, 2005, sales and marketing expenses decreased by 3.8% or $2.1 million compared to the same period in the prior fiscal year. Sales and marketing expenses have decreased as a result of reductions in staff, which is directly related to the restructuring program that included a consolidation of management structures, reduction of administrative staff and a reduction of selling staff in low growth geographies/products. These actions are expected to allow redeployment to markets with better opportunities. We have reduced our investments in marketing programs, and the staff who administers these programs, until growth in the ECM market profitably supports those investments. We also continue to make significant investments in sales and marketing, spending more than 25% of our revenues on sales and marketing activities.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

For the three months ended December 31, 2005, general and administrative expenses increased by 23.0% or $2.2 million compared to the same period in the prior fiscal year. As a percentage of total revenues, in the second quarter of fiscal 2006 general and administrative expenses increased to 10.6% from 8.3% or $2.2 million in the same quarter of the prior fiscal year. The majority of the absolute dollar increase is due to a onetime legal recovery made in the second quarter of fiscal 2005, of $785,000. The remainder of the increase is due to the inclusion of share-based compensation expense of $487,000 and ongoing accretion charges, in the amount of $376,000, related to facilities which were vacated.

For the six months ended December 31, 2005, general and administrative expenses increased 3.6% or $781,000 compared to the same period in the prior fiscal year. As a percentage of total revenues, general and administrative expenses remained constant at just under 11% for the three and six months ended, December 31, 2005. The absolute dollar increase is due to increased legal costs, the inclusion of share-based compensation expense and on-going facilities-based accretion charges.

Depreciation expenses

For the three months ended December 31, 2005, depreciation expenses increased slightly by $242,000 or 9.3% compared to the same period in the prior fiscal year. For the six months ended December 31, 2005, depreciation expenses increased by $352,000 or 7.1% compared to the same period in the prior fiscal year. These increases are a direct result of the depreciation of capital assets acquired during the second quarter of fiscal 2006 and the commencement of the depreciation on the Waterloo building.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of acquired technology and customer assets.

For the three months ended December 31, 2005, amortization of acquired intangible assets increased $811,000 or 13.2% compared to the same period in the prior fiscal year. For the six months ended December 31, 2005, amortization of acquired intangible assets increased $2.2 million or 19.3% compared to the same period in the prior fiscal year. These increases are due to the impact of our fiscal 2005 acquisitions, in particular the acquisition of Vista.

Special Charges

In the six months ended December 31, 2005, we recorded special charges of $26.9 million. This is primarily comprised of $23.5 million relating to the fiscal 2006 restructuring, $3.7 million related to the impairment of capital assets and a recovery of $329,000 related to the fiscal 2004 restructuring charge. Details of each component of special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

During the three months ended September 30, 2005, our Board approved, and we commenced implementing, restructuring activities to streamline our operations and consolidate our excess facilities. Total costs to be incurred in conjunction with the plan are expected to be in the range of $25 million to $30 million, of which $16.4 million was recorded within special charges in the three months ended September 30, 2005 and $7.1 million has been recorded within special charges in the three months ended December 31, 2005. These charges consisted primarily of costs associated with workforce reduction, abandonment of excess facilities, and legal costs incurred related to the termination of facilities. The provision related to workforce reduction is expected to be substantially paid by June 30, 2006 and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	16,976	6,113	425	23,514
Cash payments	(6,820)	(870)	(425)	(8,115)
Foreign exchange and other adjustments	156	25	—	181

Balance as of December 31, 2005	$10,312	$5,268	$—	$15,580

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan, by segment, for the six months ended December 31, 2005.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$9,006	$2,849	$149	$12,004
Europe	7,317	3,075	270	10,662
Other	653	189	6	848

Total charge for the six months ended December 31, 2005	$16,976	$6,113	$425	$23,514

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to our North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis we conduct an evaluation of these balances and revise our assumptions and estimates, if and as appropriate. As part of this evaluation, we recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005 and $26,000 during the three months ended December 31, 2005. These recoveries primarily represented reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. The actions relating to employer workforce reduction were substantially complete as of June 30, 2005. A reconciliation of the beginning and ending liability is shown below:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$167	$1,878	$—	$2,045
Revisions to prior accruals	(65)	(264)	—	(329)
Cash payments	—	(372)	—	(372)
Foreign exchange and other adjustments	—	105	—	105

Balance as of December 31, 2005	$102	$1,347	$—	$1,449

Impairment of capital assets

During the three months ended September 30, 2005, an impairment charge of $2.0 million was recorded against capital assets that were written down to fair value, various leasehold improvements at vacated premises and redundant office equipment. During the three months ended December 31, 2005, an impairment charge of $1.7 million was recorded against capital assets to write down to fair value, various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our estimates of disposal proceeds, net of anticipated costs to sell.

Income taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use these income tax losses and future income tax deductions is dependent upon the profitability of our operations in the tax jurisdictions in which such losses or deductions arise. As of December 31, 2005 and June 30, 2005, we had total net deferred tax assets of $49.3 million and $46.8 million and total deferred tax liabilities of $35.3 million and $39.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of December 31, 2005 arise primarily from available income tax losses and future income tax deductions. We provide a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $140.6 million and $127.6 million was required as of December 31, 2005 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and our growth, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

During the three months ended December 31, 2005, we recorded a tax expense of $2.7 million compared to a tax expense of $4.4 million during the three months ended December 31, 2004. This decrease in tax expense corresponds to the decrease in income between the periods.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2005 we held $87.0 million in cash and cash equivalents, an increase of $7.1 million from June 30, 2005. The increase in cash was attributable to positive operating cash flows for the six months ended December 31, 2005 of $17.3 million and cash provided by financing activities of $14.8 million, offset by cash used in investing activities of $23.5 million and the impact of foreign exchange rates on non-U.S dollar currencies of $1.5 million.

The following table summarizes the changes in our cash flows over the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2005	2004	Change $	2005	2004	Change $
Net cash provided by (used in)
Operating activities	$16,348	$11,710	$4,638	$16,672	$16,826	$(154)
Investing activities	$(10,182)	$(11,389)	$1,207	$(23,538)	$(50,040)	$26,502
Financing activities	$15,214	$(15,107)	$30,321	$15,457	$(27,285)	$42,742

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $16.3 million and $16.7 million for the three and six months ended December 31, 2005 respectively, compared to $11.7 million and $16.8 million in the corresponding periods in the prior fiscal year. These increases are due to stronger accounts receivable collections, and changes in accounts payable and accrued liabilities, partially offset by reduced net income.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.2 million and $23.5 million for the three and six months ended December 31, 2005 respectively compared to $11.4 million and $50.0 million in the corresponding periods in the prior fiscal year.

Net cash used in investing activities for the three months ended December 31, 2005, related primarily to $8.1 million of purchases of capital assets and $2.1 million relating to acquisitions and acquisition related activities and costs. During the corresponding period in the prior fiscal year, we spent $4.3 million on capital assets and $7.1 million relating to acquisitions and acquisition related activities and costs. The increased spending on capital assets in the three months ended December 31, 2005 reflects the impact of the construction of the Waterloo building. The decreased spending on acquisition costs in the current quarter relates to lower levels of purchases of Gauss and IXOS shares and lower usage of acquisition related accruals.

Net cash used in investing activities for the six months ended December 31, 2005, related primarily to $14.1 million relating to purchases of capital assets and $9.4 million relating to acquisitions and acquisition related activities and costs. During the corresponding period in the prior fiscal year, we spent $7.7 million on capital assets and $42.3 million relating to acquisitions and acquisition related activities and costs. The decreased spending on acquisition costs in the current period is primarily a result of no acquisitions having been done in the six months ended December 31, 2005 compared to two acquisitions having been completed in the corresponding period in the prior fiscal year, fewer purchases of IXOS and Gauss shares and lower usage of acquisition related accruals.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $15.2 million and $15.5 million in the three and six months ended December 31, 2005 compared to net cash used in financing activities of $15.1 million and $27.3 million in the three and six months ended December 31, 2004. The significant increase of cash provided by financing activities in the three months ended December 31, 2005 was primarily due to the fact that we secured a mortgage on our Waterloo property and we did not re-purchase any of our Common Shares in fiscal 2006.

Financing of $15.0 million CDN was provided by way of a mortgage provided by a Canadian chartered bank secured by a lien on the newly constructed building in Waterloo. The mortgage has a fixed term of five years, maturing on January 1, 2011. Interest is to be paid monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of CDN $101,000 with a final lump sum principal payment of CDN $12.6 million due on maturity. The mortgage may not be prepaid in whole or in part at anytime prior to the maturity date.

As of December 31, 2005, the carrying value of the building was $15.9 million and that of the mortgage was $12.9 million.

As of December 31, 2005, we had a CDN $10.0 million demand line of credit with a Canadian chartered bank under which no borrowings were outstanding at December 31, 2005 and 2004. On February 2, 2006 we replaced this line of credit with a new demand operating facility of CDN $40.0 million. Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowing. We have pledged certain assets as collateral for this demand operating facility. There are no stand-by fees for this facility.

We financed our operations and capital expenditures during the three and six months ended December 31, 2005 primarily with cash flows generated from operations. We anticipate that our cash and cash equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next 12 months.

Commitments and contingencies

We have entered into the following contractual obligations with minimum annual payments as follows:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$16,029	$434	$2,081	$2,081	$11,433
Operating lease obligations *	99,857	8,565	36,584	32,316	22,392
Purchase obligations	2,863	948	1,590	299	26

	$118,749	$9,947	$40,255	$34,696	$33,851

* Net of $7.5 million of non-cancelable sublease income to be received by Open Text from properties which we have sub-leased to other parties.

The long-term debt obligations comprise of interest and principal payments on the mortgage. See Note 4 “Long-term Debt”.

In July 2004, we entered into a commitment to construct a building in Waterloo, Ontario with a view of consolidating our existing Waterloo facilities. The construction of the building was completed in October 2005 and we have since commenced the use of the building. As of December 31, 2005, a total of $16.0 million has been capitalized on this project. We do not expect to make any significant additional payments in connection with this facility. We have financed this investment through our working capital.

Domination agreements

IXOS domination agreements

On December 1, 2004, we announced that—through our wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. The Domination Agreement has been registered in the commercial register at the local court of Munich in August 2005 and it has therefore come into force. Under the terms of the Domination Agreement, Ontario I has acquired authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I also guarantees a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”). The shareholders of IXOS at the meeting on January 14, 2005 confirmed that IXOS had entered into the Domination Agreement. At the same meeting of the shareholders of IXOS, the shareholders authorized the management board of IXOS to apply for the withdrawal of the listing of the IXOS shares at the Frankfurt/Germany stock exchange (“Delisting”). The Delisting was granted by the Frankfurt Stock Exchange on April 12, 2005 and was effective on July 12, 2005.

Certain IXOS shareholders had filed complaints against the approval of the Domination Agreement and also against the authorization to delist. As a result of an out of court settlement, the complaints have been withdrawn and or settled. The out of court settlement was ratified by the court on August 9, 2005. The Domination Agreement was registered on August 23, 2005, and thereby became effective. As a result of the Domination Agreement coming into force, we commenced, in the quarter ended September 30, 2005, accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount is accrued as and has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the periods. Based on the number of minority IXOS shareholders as of December 31, 2005 the estimated amount of Annual Compensation would approximate $523,000 per year. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Gauss domination agreements

Pursuant to a Domination Agreement dated November 4, 2003 between Open Text -through our wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share. The original acceptance period was two months after the signing of the Domination Agreement. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Domination Agreement, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share, commenced. This acceptance period has also been extended pursuant to

German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Domination Agreement and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Domination Agreement and the authorization to the management board of Gauss to file for a delisting are null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been withdrawn. The settlement provides inter alia that an amount of Euro 0.05 per share per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter.

On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Ontario II, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders meeting held less than 5% of the shares of Gauss, to Ontario II (“Squeeze Out”). The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Registration of these resolutions is currently pending. Certain shareholders of Gauss have filed suits to oppose all or some of the resolutions of the shareholders meeting of August 25, 2005. It is expected that the court of Hamburg will, within the next few months, decide on the registration of the resolutions.

We believe that the registration of these resolutions is a reasonable certainty; accordingly, in pursuance of these resolutions the Company has recorded its best estimate of the amount payable to the minority shareholders of Gauss. As of December 31, 2005, we have accrued $60,000 for such payments and expect that a further amount of approximately $15,000 will be payable to these shareholders by the end of the current fiscal quarter. We are not currently able to determine the final amount payable and we are unable to predict the date on which the resolutions will be registered at the local court.

Guarantees and indemnifications

We have entered into license agreements with customers that include limited intellectual property indemnification clauses. We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. In the event of such a claim, we are generally obligated to defend our customers against the claim and either to settle the claim at our expense or pay damages that our customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. We have not made any significant indemnification payments in relation to these indemnification clauses.

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

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Interest rate risk

Our exposure to interest rate fluctuations relates to our investment portfolio and our mortgage. We primarily invest our cash in short-term high-quality securities with reputable financial institutions. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We do not use derivative financial instruments in our investment portfolio. The interest income from our investments is subject to interest rate fluctuations, which we believe would not have a material impact on our financial position.

All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents. We do not have investments with maturities of three months or greater. Some of the investments that we have invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. The impact on net interest income of a 100 basis point adverse change in interest rates for the quarter ended December 31, 2005 would have been a decrease of approximately $75,000.

Foreign currency risk

Businesses generally conduct transactions in their local currency which is also known as their functional currency. Additionally, balances that are denominated in a currency other than the entity’s reporting currency must be adjusted to reflect changes in foreign exchange rates during the reporting period.

As we operate internationally, a substantial portion of our business is also conducted in currencies other than the U.S. dollar. Accordingly, our results are affected, and may be affected in the future, by exchange rate fluctuations of the U.S. dollar relative to the Canadian dollar, to various European currencies, and, to a lesser extent, other foreign currencies. Revenues and expenses generated in foreign currencies are translated at exchange rates during the month in which the transaction occurs. We cannot predict the effect of foreign exchange rate fluctuations in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on our results of operations. Moreover, in any given quarter, exchange rates can impact revenue adversely.

We have net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including primarily the Canadian Dollar (“CDN”), the Pound Sterling (“GBP”), the Japanese Yen (“JPY”), the Swiss Franc (“CHF”), the Danish Kroner (“DKK”), and the Euro (“EUR”). Our cash and cash equivalents are primarily held in U.S. Dollars. We do not currently use financial instruments to hedge operating expenses in foreign currencies.

The following tables provide a sensitivity analysis on our exposure to changes in foreign exchange rates. For foreign currencies where we engage in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on our total revenues, operating expenses, and net income for the three months ended December 31, 2005. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$3,358	$2,286	$1,072
British Pound	920	626	294
Canadian Dollar	653	1,642	990
Swiss Franc	696	368	328

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$3,368	$2,751	$617
British Pound	895	613	282
Canadian Dollar	481	1,617	1,136
Swiss Franc	618	367	251

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2005, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Risk Factors

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q, that may cause the actual results, performance or achievements or developments in our industry to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. The following factors, as well as all of the other information set forth herein, should be considered carefully in evaluating us and our business. If any of the following risks were to occur, our business, financial condition and results of operations would likely suffer. In that event, the trading price of our Common Shares would likely decline. Such risks are further discussed from time to time in our filings filed from time to time with the SEC.

If we do not continue to develop new technologically advanced products, future revenues will be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on intranets and the Internet. We increasingly must integrate software licensed or acquired from third parties with our own software to create or improve our products. These products are important to the success of our strategy, and we may not be successful in developing and marketing these and other new software products and enhancements. If we are unable to successfully integrate the technologies licensed or acquired from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, or if such integrated or new products or enhancements do not achieve market acceptance, our operating results will materially suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business would be materially harmed.

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

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. We have increased our presence in the European market, especially since our acquisition of IXOS. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to expose us to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and regulatory limitations regarding the repatriation of earnings. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, foreign exchange rates can impact revenue adversely.

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced an initiative to restructure our operations with the intention of streamlining our operations. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or services no longer demanded by our customers. Any failure to successfully execute these initiatives, including any delay in effecting these initiatives, may have a material adverse impact on our results of operations.

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

The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect our business

We currently depend on certain third-party software, the lack of availability of which could result in increased costs of, or delays in, licenses of our products. For a limited number of product modules, we rely on certain software that we license from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss of license to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays, or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated with internally developed software, and could adversely affect our business.

A reduction in the number or sales efforts by distributors could materially impact our revenues

A significant portion of our revenue is derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing or future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include products of competitors) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in sales efforts, a decline in the number of distributors, or the discontinuance of sales of our products by our distributors could lead to reduced revenue.

Our success depends on our relationships with strategic partners

We rely on close cooperation with partners for product development, optimization, and sales. If any of our partners should decide for any reason to terminate or scale back their cooperative efforts with us, our business, operating results, and financial condition may be adversely affected.

We must continue to manage our growth or our operating results could be adversely affected

Over the past several years, we have experienced growth in revenues, operating expenses, and product distribution channels. In addition, our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and the new heightened regulations, have placed, and are likely to continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations, and our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for our products and services and to successfully integrate any business acquisitions in the future to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer and we may not be in a position to comply with our periodic reporting requirements or listing standards, which could result in our delisting from the NASDAQ stock market.

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

Our quarterly revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

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

A cancellation or deferral of even a small number of licenses or delays in installations of our products could have a material adverse effect on our results of operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of our business and the markets we serve, we cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, reliance should not be placed upon period-to-period comparisons of our financial results to forecast future performance. It is likely that our quarterly revenue and operating results could always vary significantly and if such variances are significant, the market price of our Common Shares could materially decline.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. Our efforts to protect our intellectual property rights may not be successful. We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Although we hold certain patents and have other patents pending, we generally have not sought patent protection for our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and can be expected to be, a persistent problem for the software industry. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which we seek to market our products. Despite the precautions we take, it may be possible for unauthorized third parties, including competitors, to copy certain portions of our products or to “reverse engineer” or to obtain and use information that we regard as proprietary.

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

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies and these fluctuations have often been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation have often been instituted against such a company. Due to the volatility of our stock price, we could be the target of similar securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business and operating results.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual and special meeting of shareholders on December 15, 2005. The following actions were voted upon at the meeting:

1.	The following individuals were elected to the Company’s Board of Directors, to hold office until the next annual meeting of shareholders. There were 32,929,902 Common Shares voted in favor of the motion (representing 99.9% of votes) and there were 28,275 votes withheld.

Name

P. Thomas Jenkins

Randy Fowlie

Peter J. Hoult

Brian J. Jackman

Carol Coghlan Gavin

Ken Olisa

Stephen J. Sadler

John Shackleton

Michael Slaunwhite

2.	The shareholders approved the re-appointment of KPMG LLP as the Company’s independent auditors until the next annual meeting of shareholders and that the Company’s Board of Directors be authorized to fix the auditors’ remuneration. There were 32,716,565 Common Shares voted in favor of the motion (representing 99.4% of votes) and there were 195,056 votes withheld.

3.	The shareholders approved a special resolution authorizing the continuance of the Company as a corporation under the Canada Business Corporations Act (“CBCA”). There were 28,590,976 Common Shares voted in favor of the motion (representing 99.9% of votes) and there were 17,104 voted against the motion. (See exhibit 3.1 under Item 6 “Exhibits”).

4.	The shareholders approved the adoption of a new general by-law which conforms to the CBCA. There were 28,579,662 Common Shares voted in favor of the motion (representing 99.9% of votes) and there were 22,804 voted against the motion. (See exhibit 3.2 under Item 6 “Exhibits”).

Item 6.	Exhibits

The following exhibits are filed with this Report.

Exhibit No	Description

3.1	Articles of continuance, dated December 29, 2005

3.2	Open Text Corporation by-laws, dated December 15, 2005

10.1	Demand operating credit facility agreement between Open Text Corporation and Royal Bank of Canada, dated February 2, 2006

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 3, 2006	By:	/S/ JOHN SHACKLETON

John Shackleton
President and Chief Executive Officer

/S/ ALAN HOVERD

Alan Hoverd
Chief Financial Officer

Index to Exhibits

Exhibit No	Description

3.1	Articles of continuance, dated December 29, 2005

3.2	Open Text Corporation by-laws, dated December 15, 2005

10.1	Demand operating credit facility agreement between Open Text Corporation and Royal Bank of Canada, dated February 2, 2006

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).