Form 10-Q
period 2006-03-31
OPEN TEXT CORP
filed 2006-05-05
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At May 1, 2006 there were 48,882,090 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,488	$79,898
Accounts receivable - net of allowance for doubtful accounts of $3,085 as of March 31, 2006 and $3,125 as of June 30, 2005	74,695	81,936
Income taxes recoverable	11,716	11,350
Prepaid expenses and other current assets	9,191	8,438
Deferred tax assets (note 6)	20,382	10,275

Total current assets	229,472	191,897
Capital assets (note 5)	39,367	36,070
Goodwill (note 11)	237,899	243,091
Deferred tax assets (note 6)	27,616	36,499
Acquired intangible assets (note 12)	107,469	127,981
Other assets	2,552	5,398

	$644,375	$640,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 3)	$63,551	$80,468
Current portion of long-term debt (note 4)	381	—
Deferred revenues	78,553	72,373
Deferred tax liabilities (note 6)	11,178	10,128

Total current liabilities	153,663	162,969
Long-term liabilities:
Accrued liabilities (note 3)	22,294	25,579
Long-term debt (note 4)	12,483	—
Deferred revenues	2,728	2,957
Deferred tax liabilities (note 6)	19,987	29,245

Total long-term liabilities	57,492	57,781
Minority interest	6,124	4,431
Shareholders’ equity: (note 8)
Share capital 48,853,340 and 48,136,932 Common Shares issued and outstanding as of March 31, 2006, and June 30, 2005, respectively	413,829	406,580
Commitment to issue shares	—	813
Additional paid-in capital	27,011	22,341
Accumulated comprehensive income	21,184	18,124
Accumulated deficit	(34,928)	(32,103)

Total shareholders’ equity	427,096	415,755

	$644,375	$640,936

Commitments and contingencies (note 14)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues:
License	$28,415	$33,033	$90,489	$99,559
Customer support	47,588	46,902	140,710	132,236
Service	24,923	25,232	73,128	73,660

Total revenues	100,926	105,167	304,327	305,455
Cost of revenues:
License	3,900	2,970	8,099	8,175
Customer support	7,989	9,010	23,375	24,566
Service	19,117	20,782	59,114	60,021
Amortization of acquired technology intangible assets	4,364	4,269	13,014	12,124

Total cost of revenues	35,370	37,031	103,602	104,886

	65,556	68,136	200,725	200,569
Operating expenses:
Research and development	14,153	18,253	45,539	48,778
Sales and marketing	24,704	28,296	78,876	84,580
General and administrative	11,020	10,068	33,223	31,490
Depreciation	2,694	3,044	8,034	8,032
Amortization of acquired intangible assets	2,664	2,155	7,824	5,875
Special charges (recoveries) (note 15)	(557)	(275)	26,347	(1,724)

Total operating expenses	54,678	61,541	199,843	177,031

Income from operations	10,878	6,595	882	23,538
Other expense	(1,554)	(1,215)	(3,318)	(3,839)
Interest income	685	454	1,001	1,059

Income (loss) before income taxes	10,009	5,834	(1,435)	20,758
Provision for income taxes	2,558	1,449	928	5,479

Income (loss) before minority interest	7,451	4,385	(2,363)	15,279
Minority interest	129	(957)	462	(47)

Net income (loss) for the period	$7,322	$5,342	$(2,825)	$15,326

Basic net income (loss) per share (note 10)	$0.15	$0.11	$(0.06)	$0.30

Diluted income (loss) per share (note 10)	$0.15	$0.10	$(0.06)	$0.29

Weighted average number of Common Shares outstanding (note 10)
Basic	48,762	49,547	48,590	50,413

Diluted	50,260	51,733	48,590	52,754

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. Dollars)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Deficit, beginning of period	$(42,250)	$(24,022)	$(32,103)	$(18,529)
Repurchase of common shares (note 8)	—	(10,841)	—	(26,318)
Net income (loss)	7,322	5,342	(2,825)	15,326

Deficit, end of period	$(34,928)	$(29,521)	$(34,928)	$(29,521)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss) for the period	$7,322	$5,342	$(2,825)	$15,326
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,722	9,468	28,872	26,031
Share-based compensation	1,143	—	3,886	—
Undistributed earnings related to minority interest	129	(957)	462	(47)
Deferred taxes	2,272	4,464	(3,773)	7,690
Impairment of capital assets	150	—	3,817	—
Changes in operating assets and liabilities:
Accounts receivable	3,360	6,573	8,826	10,034
Prepaid expenses and other current assets	379	(1,732)	(549)	(2,637)
Income taxes	(110)	(4,564)	(1,823)	(11,255)
Accounts payable and accrued liabilities	(12,647)	(6,606)	(1,300)	(9,097)
Deferred revenue	16,554	17,932	7,350	10,701
Other assets	425	—	2,428	—

Net cash provided by operating activities	28,699	29,920	45,371	46,746

Cash flows used in investing activities:
Acquisition of capital assets	(2,729)	(4,910)	(16,826)	(12,581)
Purchase of Optura, net of cash acquired	—	(3,345)	—	(3,345)
Purchase of Vista, net of cash acquired	—	—	—	(23,690)
Purchase of Artesia, net of cash acquired	—	—	—	(5,057)
Purchase of Gauss, net of cash acquired	—	(66)	(91)	(1,045)
Purchase of IXOS, net of cash acquired	(423)	(3,478)	(4,651)	(7,753)
Additional purchase consideration for prior period acquisitions	—	—	(3,278)	(1,194)
Acquisition related costs	(1,750)	(1,054)	(3,594)	(8,228)

Net cash used in investing activities	(4,902)	(12,853)	(28,440)	(62,893)

Cash flows from financing activities:
Proceeds from issuance of Common Shares	1,567	1,598	3,452	4,667
Proceeds from exercise of Warrants	—	45	—	770
Repurchase of Common Shares (note 8)	—	(18,950)	—	(47,792)
Repayment of short-term bank loan	—	—	—	(2,189)
Payment obligations under capital leases	—	—	—	(48)
Excess tax benefits upon exercise of stock options	159	—	803	—
Proceeds from long-term debt	—	—	12,928	—
Repayment of long-term debt	(61)	—	(61)	—

Net cash provided by (used in) financing activities	1,665	(17,307)	17,122	(44,592)

Foreign exchange gain (loss) on cash held in foreign currencies	1,025	(3,008)	(463)	2,678

Increase (decrease) in cash and cash equivalents, during the period	26,487	(3,248)	33,590	(58,061)
Cash and cash equivalents, beginning of period	87,001	102,174	79,898	156,987

Cash and cash equivalents, end of period	$113,488	$98,926	$113,488	$98,926

Supplementary cash flow disclosure (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2006

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

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2006.

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

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassification of amortization of acquired technology intangible assets to Cost of revenues from “Amortization of acquired intangible assets” set forth under “Operating Expenses”. The reclassification of amortization of acquired technology intangible assets to Cost of revenues decreased gross profit by $4.2 million for the three months ended September 30, 2005, and $4.4 million of the three months ended December 31, 2005 from previously reported amounts, with no change to income from operations or net income (loss) per share in any of the periods presented.

The reclassification of amortization of acquired technology assets to Cost of revenues decreased gross profit by $3.6 million for the three months ended September 30, 2004, $4.2 million for the three months ended December 31, 2004 and $4.3 million for the three months ended March 31, 2005, from previously reported amounts, with no change to income from operations or net income (loss) per share in any of the periods presented.

Comprehensive net income (loss)

Comprehensive net income (loss) is comprised of net loss and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income (loss) was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Other comprehensive net income (loss):
Foreign currency translation adjustment	$7,696	$(13,238)	$3,060	$22,603
Net income (loss) for the period	7,322	5,342	(2,825)	15,326

Comprehensive net income (loss) for the period	$15,018	$(7,896)	$235	$37,929

NOTE 2—NEW ACCOUNTING POLICIES

The following new accounting policies were adopted in the nine months ended March 31, 2006:

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

Had the Company adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net income for the period:
As reported	$5,342	$15,326
Share-based compensation cost not recognized in net income	1,716	4,125

Pro forma	$3,626	$11,201

Net income per share – basic
As reported	$0.11	$0.30
Pro forma	$0.07	$0.22
Net income per share – diluted
As reported	$0.10	$0.29
Pro forma	$0.07	$0.21

Refer to Note 9 “Share-Based Payments” in these condensed consolidated financial statements for details of stock options and share-based compensation cost recorded during the three and nine months ended March 31, 2006.

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

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for, and reporting of, changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and will be adopted by the Company for the year ended June 30, 2007. The impact that the adoption of SFAS 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2006	As of June 30, 2005
Accounts payable—trade	$5,070	$11,182
Accrued salaries and commissions	14,026	20,081
Accrued liabilities	26,296	39,958
Amounts payable in respect of restructuring (note 15)	9,482	920
Amounts payable in respect of acquisitions and acquisition related accruals	8,677	8,327

	$63,551	$80,468

Long-term accrued liabilities

	As of March 31, 2006	As of June 30, 2005
Pension liabilities	$627	$625
Amounts payable in respect of restructuring (note 15)	2,171	1,125
Amounts payable in respect of acquisitions and acquisition related accruals	14,902	18,694
Other accrued liabilities	581	239
Asset retirement obligations	4,013	4,896

	$22,294	$25,579

Pension liabilities

IXOS Software AG (“IXOS”), in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of March 31, 2006 was $2.2 million (June 30, 2005 – $2.3 million), while the fair value of the pension obligation as of March 31, 2006 was $2.8 million (June 30, 2005 – $2.9 million).

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

Transaction-related costs include amounts provided for certain pre-acquisition contingencies.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the nine months ended March 31, 2006.

	Balance June 30, 2005	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance March 31, 2006
IXOS
Employee termination costs	$338	$—	$(234)	$(64)	$40
Excess facilities	17,274	—	890	(210)	17,954
Transaction-related costs	2,167	—	(1,585)	28	610

	19,779	—	(929)	(246)	18,604
Gauss
Excess facilities	260	—	(189)	(71)	—
Transaction-related costs	298	—	(627)	508	179

	558	—	(816)	437	179
Eloquent
Transaction-related costs	487	—	10	(250)	247

	487	—	10	(250)	247
Centrinity
Excess facilities	3,928	—	174	(873)	3,229
Transaction-related costs	651	—	(60)	(196)	395

	4,579	—	114	(1,069)	3,624
Open Image
Transaction-related costs	135	—	3	(138)	—

	135	—	3	(138)	—
Artesia
Employee termination costs	50	—	(48)	(2)	—
Excess facilities	821	—	(88)	101	834
Transaction-related costs	79	—	(46)	(21)	12

	950	—	(182)	78	846
Vista
Transaction-related costs	121	—	(13)	(102)	6

	121	—	(13)	(102)	6
Optura
Excess facilities	172	—	(83)	(30)	59
Transaction-related costs	240	—	(75)	(151)	14

	412	—	(158)	(181)	73

Totals
Employee termination costs	388	—	(282)	(66)	40
Excess facilities	22,455	—	704	(1,083)	22,076
Transaction-related costs	4,178	—	(2,393)	(322)	1,463

	$27,021	$—	$(1,971)	$(1,471)	$23,579

The adjustments to goodwill relate primarily to revisions of the estimates of accrued costs and contingencies that existed at the acquisition date for employee termination, excess facility and direct costs.

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. At March 31, 2006, the present value of this obligation was $4.0 million (June 30, 2005 – $4.9 million) with an undiscounted value of $6.0 million (June 30, 2005 – $6.8 million). These leases were primarily assumed in connection with the IXOS acquisition.

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

As of March 31, 2006, the carrying values of the building and mortgage were $15.9 million and $12.9 million, respectively.

Credit facilities

On February 2, 2006, the Company secured a new demand operating facility of CDN $40.0 million from a Canadian chartered bank. Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowings. The Company has pledged certain of its assets as collateral for this credit facility. There are no stand-by fees for this facility. As of March 31, 2006 there were no borrowings outstanding under this facility.

NOTE 5—CAPITAL ASSETS

	As of March 31, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,412	$6,120	$2,292
Office equipment	4,498	3,255	1,243
Computer hardware	53,001	41,460	11,541
Computer software	14,877	10,688	4,189
Leasehold improvements	9,494	5,313	4,181
Building	16,106	185	15,921

	$106,388	$67,021	$39,367

	As of June 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,635	$6,998	$2,637
Office equipment	5,158	3,731	1,427
Computer hardware	52,054	40,277	11,777
Computer software	12,842	9,514	3,328
Leasehold improvements	12,695	5,473	7,222
Building	9,679	—	9,679

	$102,063	$65,993	$36,070

NOTE 6—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2006 and June 30, 2005, the Company had total net deferred tax assets of $48.0 million and $46.8 million respectively, and total deferred tax liabilities of $31.2 million and $39.4 million, respectively.

Deferred tax assets arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $136.0 million and $127.6 million was required as of March 31, 2006 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss Interprise AG (“Gauss”) and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased in the Gauss and IXOS transactions.

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

The Company’s operations fall into one dominant industry segment: enterprise content management software. The Company manages its operations, and accordingly determines its operating segments, on a geographic basis. The Company has two reportable segments: North America and Europe. The Company evaluates operating segment performance based on revenues and direct operating expenses of each segment, based on the location of the respective customers. The accounting policies of the operating segments are the same as those of the Company as a whole. No segments have been aggregated.

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which the chief operating decision maker of the Company allocates them for analysis. For the three and nine months ended March 31, 2006, and March 31, 2005, the “Other” category consists of geographic regions other than North America and Europe.

Adjusted operating margin from operating segments, which is the measure used by the chief operating decision maker to evaluate operating performance and make decisions about allocating resources, does not include amortization of acquired intangible assets, special charges, share-based compensation, other expense and provision for (recovery of) income taxes. Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

Information about reported segments is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenue
North America	$45,902	$43,636	$145,703	$126,344
Europe	49,656	53,983	142,473	159,037
Other	5,368	7,548	16,151	20,074

Total revenue	$100,926	$105,167	$304,327	$305,455

Adjusted operating margin
North America	$7,429	$6,087	$25,020	$15,101
Europe	10,286	5,520	24,377	22,245
Other	1,333	2,548	3,095	3,573

Total adjusted operating margin	19,048	14,155	52,492	40,919
Less:
Amortization of acquired intangible assets (*)	7,028	6,424	20,838	17,999
Special charges (recoveries)	(557)	(275)	26,347	(1,724)
Share-based compensation	1,143	—	3,886	—
Other expense	1,554	1,215	3,318	3,839
Provision for income taxes	2,558	1,449	928	5,479

Net income (loss)	$7,322	$5,342	$(2,825)	$15,326

(*)Amortization of acquired technology intangible assets included in cost of revenues:	$4,364	$4,269	$13,014	$12,124

	As of March 31, 2006	As of June 30, 2005
Segment assets
North America	$242,832	$238,979
Europe	330,460	343,421
Other	53,181	53,940

Total segment assets	$626,473	$636,340

A reconciliation of the “Total segment assets” to “Total assets”, which is the applicable line item in the consolidated financial statements as of March 31, 2006 and June 30, 2005, is as follows:

	As of March 31, 2006	As of June 30, 2005
Segment assets	$626,473	$636,340
Cash and cash equivalents (corporate)	17,902	4,596

Total assets	$644,375	$640,936

The following table sets forth the distribution of revenues, determined by location of customer and identifiable assets, by geographic area where the revenue for such location is greater than 10% of total revenue, for the three and nine months ended March 31, 2006 and March 31, 2005:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Total revenues
Canada	$8,244	$5,765	$23,678	$15,766
United States	37,658	37,871	122,025	110,578
United Kingdom	10,945	14,852	29,053	35,832
Germany	18,424	17,615	53,705	58,387
Rest of Europe	20,287	21,516	59,715	64,818
Other	5,368	7,548	16,151	20,074

Total revenues	$100,926	$105,167	$304,327	$305,455

	As of March 31, 2006	As of June 30, 2005
Segment assets:
Canada	$106,509	$78,267
United States	136,323	160,712
United Kingdom	63,308	61,995
Germany	162,345	173,312
Rest of Europe	104,807	108,114
Other	53,181	53,940

Total segment assets	$626,473	$636,340

The Company’s goodwill has been allocated to the Company’s operating segments as follows:

	As of March 31, 2006	As of June 30, 2005
North America	$78,483	$80,220
Europe	126,063	128,838
Other	33,353	34,033

	$237,899	$243,091

NOTE 8—SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2006, the Company issued 149,242 Common Shares to employees that exercised their options under the Company’s stock option plans and 25,691 Common Shares under the Company’s employee stock purchase plan (“ESPP”). During the nine months ended March 31, 2006, the Company issued 339,500 Common Shares pursuant to options exercised by employees and 281,093 Common Shares under the ESPP.

During the three and nine months ended March 31, 2006, the Company did not repurchase any of its Common Shares.

During the three months ended March 31, 2005, the Company purchased, through its stock repurchase program, 962,100 of its Common Shares on the Toronto Stock Exchange (“TSX”) and NASDAQ National Market (“NASDAQ”) at an aggregate cost of $19.0 million. $8.2 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $10.8 million charged to Accumulated deficit. During the nine months ended March 31, 2005, the Company repurchased approximately 2.6 million of its Common Shares on the TSX and NASDAQ at an aggregate cost of $47.8 million. $21.5 million of the repurchase was charged to Share capital based on the average carrying value of the Common Shares, with the remaining $26.3 million charged to Accumulated deficit.

NOTE 9—SHARE-BASED PAYMENTS

Summary of Outstanding Stock Options

As of March 31, 2006, options to purchase an aggregate of 5,200,420 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 918,220 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan, which are the only plans under which the Company may issue further options. The Company’s stock options generally vest over four years and expire ten years from the date of the grant. Options granted to non-employee members of the Board of Directors vest as of the date of the Company’s Annual General Meeting of stockholders that follows the grant of the options. The exercise price of options granted to employees is equivalent to the fair market value of the stock at the date of grant, which was $18.07. The exercise price of options granted to non-employee members of the Board of Directors was $20.00.

A summary of option activity under the Company’s stock option plans for the nine months ending March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2005	5,530,274	$11.93
Granted	339,500	16.40
Exercised	(388,734)	7.62
Forfeited or expired	(280,620)	19.33

Outstanding at March 31, 2006	5,200,420	12.15	4.81	$22,258

Exercisable at March 31, 2006	3,846,053	$10.66	4.13	$22,192

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

For the three months ended March 31, 2006, the weighted-average fair value of options granted, as of the grant date, was $9.30, using the following weighted average assumptions: expected volatility of 54%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. For the nine months ended March 31, 2006, the weighted-average fair value of options granted, as of the grant date, was $8.47, using the following weighted average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years.

For the three and nine months ended March 31, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $9.73 and $8.25, respectively, using the following weighted-average assumptions: expected volatility of 60%; risk-free interest rate of 3.5%; expected dividend yield of 0%; and expected life of 3.5 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the audited notes to the consolidated financial statements in the Company’s Form 10-Ks or in the notes to the unaudited condensed consolidated financial statements in the Company’s Form 10-Qs. As of March 31, 2006, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $9.3 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the statement of operations for the three and nine months ended March 31, 2006 was approximately $1.1 million and $3.9 million, respectively. Deferred tax assets of $144,000 and $467,000 were recorded, for the three and nine months ended March 31, 2006, respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset. The impact of adoption of SFAS 123R, for the three and nine months ended March 31, 2006, was a decrease in net income of $1.0 million and an increase in net loss of $3.4 million, respectively, net of related tax effects, and a decreased net income per share of $0.02 and $ 0.07, respectively on both a basic and diluted share basis.

For the three and nine months ended March 31, 2006, cash in the amount of $1.4 million and $3.0 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and nine months ended March 31, 2006 from the exercise of options eligible for a tax deduction was $159,000 and $803,000, respectively, which was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

Prior to July 1, 2005, the Company offered its employees the opportunity to buy its Common Shares, through an ESPP at a purchase price equal to the lesser of 85% of the weighted-average trading price of the Common Shares based on the TSX or NASDAQ in the period of five trading days immediately preceding the first business day of the purchase period and 85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period. The ESPP, under its original terms, qualified as a non-compensatory plan under APB 25 and as such no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

The original terms of the ESPP would have resulted in it being treated as a compensatory plan under the fair value-based method of SFAS 123R. Effective July 1, 2005, the Company amended the terms of its ESPP to set the amount at which Common Shares may be purchased by employees to 95% of the average market price of the Common Shares on the TSX or NASDAQ on the last day of the purchase period. The choice of the appropriate market for determining the average market price is based upon the market that had the greatest volume of trading of Common Shares in that period. As a result of the amendments, the ESPP is not considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost has been recorded in relation to the ESPP for the three and nine months ended March 31, 2006.

During the three months ended March 31, 2006, 25,691 Common Shares were issued under the ESPP. During the nine months ended March 31, 2006, 281,093 Common Shares were issued under the ESPP for cash collected from employees in prior periods totaling $3.4 million. In addition, cash in the amount of $172,000 was received from employees for the three months ended March 31, 2006, that will be used to purchase Common Shares in future periods.

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

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Basic net income (loss) per share
Net income (loss)	$7,322	$5,342	$(2,825)	$15,326

Basic net income (loss) per share	$0.15	$0.11	$(0.06)	$0.30

Diluted net income (loss) per share
Net income (loss)	$7,322	$5,342	$(2,825)	$15,326

Diluted net income (loss) per share	$0.15	$0.10	$(0.06)	$0.29

Weighted average number of shares outstanding
Basic	48,762	49,547	48,590	50,413
Effect of dilutive securities **	1,498	2,186	—	2,341

Diluted	50,260	51,733	48,590	52,754

Excluded as anti-dilutive *	1,663	309	2,245	429

*	Certain options to purchase Common Shares are excluded from the calculation of diluted net income (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

**	Due to the net loss for the nine months ended March 31, 2006, diluted net loss per share has been calculated for that period using the basic weighted average number of Common Shares outstanding, as the inclusion of any potentially dilutive securities would be anti-dilutive.

NOTE 11—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2004:

Balance, June 30, 2004	$223,752
Goodwill recorded during fiscal 2005:
Vista	8,714
Artesia	2,136
Optura	2,352
Adjustments relating to prior acquisitions	(822)
Adjustments on account of foreign exchange	6,959

Balance, June 30, 2005	$243,091
Adjustments relating to prior acquisitions	(5,225)
Adjustments on account of foreign exchange	33

Balance, March 31, 2006	$237,899

NOTE 12—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2004	$76,816	$39,772	$116,588
Assets acquired and activity during fiscal 2005:
Vista	8,660	11,700	20,360
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Amortization expense	(16,175)	(8,234)	(24,409)
Other, including foreign exchange impact	2,207	6,335	8,542

Net book value, June 30, 2005	$76,108	$51,873	$127,981
Activity during fiscal 2006:
Amortization expense	(14,013)	(6,825)	(20,838)
Other, including foreign exchange impact	(2,578)	2,904	326

Net book value, March 31, 2006	$59,517	$47,952	$107,469

The range of amortization periods for intangible assets is from 5-10 years.

The following table shows the estimated future amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets are made:

Years ending June 30,
2006 remainder	$7,118
2007	27,068
2008	26,545
2009	21,171
2010	8,966

Total	$90,868

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2004
Cash paid during the period for interest	$160	$—	$221	$79
Cash received during the period for interest	$845	$454	$1,222	$1,138
Cash paid (received) during the period for taxes	$(49)	$789	$1,020	$5,537

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2006	2007 to 2009	2010-2012	2013 and beyond
Long-term debt obligations	$15,853	$260	$2,081	$2,081	$11,431
Operating lease obligations *	96,740	4,867	36,260	32,923	22,690
Purchase obligations	3,476	634	2,131	685	26

	$116,069	$5,761	$40,472	$35,689	$34,147

*	Net of $5.4 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on the 5 year mortgage on the Company’s recently constructed building in Waterloo, Ontario. See Note 4 “Long-term Debt and Credit facilities”.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that—through its wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—it had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. The Domination Agreement has been registered in the commercial register at the local court of Munich in August 2005 and it has therefore come into force. Under the terms of the Domination Agreement, Ontario I has acquired authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I also guarantees a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”). On January 14, 2005, the shareholders of IXOS confirmed that IXOS had entered into the Domination Agreement. At the same meeting, the shareholders approved the motion to delist IXOS from the Frankfurt Exchange (“Delisting”).

The Domination Agreement was registered on August 23, 2005, and thereby became effective. As a result of the Domination Agreement coming into force, the Company commenced, in the quarter ended September 30, 2005, accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount is accrued and has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the periods.

Based on the number of minority IXOS shareholders as of March 31, 2006, the estimated amount of Annual Compensation would approximate $520,000 for the fiscal year ended June 30, 2006. Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to reassess the amount of the Annual Compensation and the Purchase Price (the “IXOS Appraisal Procedures”) for the amounts offered under the Domination Agreement and under the Delisting. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price in the IXOS Appraisal Procedure. The Purchase offer made under the Domination Agreement and the Delisting will expire at the end of the IXOS Appraisal Procedure. Because the Company is

unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

Gauss domination agreements

Pursuant to a domination agreement dated November 4, 2003 (the “Gauss Domination Agreement”) between the Company—through its wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share (the “Gauss Purchase Price I”). The original acceptance period was two months after the signing of the Gauss Domination Agreement. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Gauss Domination Agreement (the “Gauss Appraisal Procedure I”), the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share (“Gauss Purchase Price II”), commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process (the “Gauss Appraisal Procedure II”). The shareholders’ resolution on the Gauss Domination Agreement and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Gauss Domination Agreement and the authorization to the management board of Gauss to file for a delisting are null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been withdrawn. The settlement provides inter alia that an amount of Euro 0.05 per share per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter. Gauss Appraisal Procedures I and II are still pending. It cannot be predicted at this stage, whether the court will increase the Gauss Purchase Price. The purchase offer made under the Gauss Domination Agreement and the Delisting will expire at the end of the Gauss Appraisal Procedures.

On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Ontario II, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders’ meeting held less than 5% of the shares of Gauss, to Ontario II (“Squeeze Out”). The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Registration of these resolutions is currently pending. Certain shareholders of Gauss have filed suits to oppose all or some of the resolutions of the shareholders’ meeting of August 25, 2005. Additionally, a “fast track” motion has been commenced by Gauss to apply for registration, which is still pending in the Court of Appeals in Hamburg. The First Instance Court of Hamburg ruled on February 13, 2006 that the resolution on the Squeeze Out was void; Gauss has appealed the judgment and the outcome of the appeal is uncertain at this time.

The Company believes that the registration of these resolutions is a reasonable certainty; accordingly, in pursuance of these resolutions the Company has recorded its best estimate of the amount payable to the minority shareholders of Gauss. As of March 31, 2006, the Company has accrued $67,500 for such payments and expects that a further amount of approximately $7,500 will be payable to these shareholders by the end of the current fiscal quarter. The Company is not currently able to determine the final amount payable and is unable to predict the date on which the resolutions will be registered at the local court.

Guarantees and indemnifications

The Company has entered into license agreements with customers that include limited intellectual property indemnification clauses. The Company generally agrees to indemnify its customers against legal claims that its software products infringe certain third party intellectual property rights. In the event of such a claim, the Company is generally obligated to defend its customers against the claim and either to settle the claim at the Company’s expense or pay damages that the customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. The Company has not made any indemnification payments in relation to these indemnification clauses.

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

NOTE 15—SPECIAL CHARGES

In the three months ended March 31, 2006, the Company recorded a recovery of special charges of $557,000. This reduction is comprised of a recovery of $685,000, relating to the fiscal 2006 restructuring, primarily representing reductions in estimates of employee termination costs, and a recovery of $22,000 related to the fiscal 2004 restructuring. This reduction was offset by a charge of $150,000, related to the impairment of capital assets. Details of each component of special charges are discussed below.

In the nine months ended March 31, 2006, the Company recorded special charges of $26.3 million. This charge is primarily comprised of $22.8 million, relating to the fiscal 2006 restructuring and $3.9 million related to the impairment of capital assets. This charge was offset by a recovery of $351,000 related to the fiscal 2004 restructuring. Details of each component of special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

In the first quarter of the current fiscal year, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be in the range of $25 million to $30 million, of which $22.8 million has been recorded relating to work force reductions, abandonment of excess facilities and other miscellaneous costs, and $3.9 million has been recorded by way of impairment of capital assets. In connection with work force reductions, facility costs and other miscellaneous expenses, $16.4 million was recorded as special charges in the three months ended September 30, 2005, $7.1 million has been recorded as special charges in the three months ended December 31, 2005 and a recovery of $685,000 has been recorded as special charges for the three months ended March 31, 2006. The provision related to workforce reduction is expected to be substantially paid by June 30, 2006 and the provisions relating to the abandonment of excess facilities such as contract settlements and lease costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	15,363	6,742	724	22,829
Cash payments	(10,005)	(2,116)	(724)	(12,845)
Foreign exchange and other adjustments	223	147	—	370

Balance as of March 31, 2006	$5,581	$4,773	$—	$10,354

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan, by segment, for the nine months ended March 31, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$8,585	$2,975	$298	$11,858
Europe	6,240	3,572	420	10,232
Other	538	195	6	739

Total charge for the nine months ended March 31, 2006	$15,363	$6,742	$724	$22,829

Impairment of capital assets

During the three and nine months ended March 31, 2006, impairment charges of $150,000 and $3.9 million respectively, were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on the Company’s estimates of disposal proceeds, net of anticipated costs to sell.

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. As a result of these quarterly evaluations, the Company recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005, $26,000 during the three months ended December 31, 2005 and $22,000 during the three months ended March 31, 2006. These recoveries primarily represented reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. All actions relating to employer workforce reduction were completed as of March 31, 2006. The provision for facility costs is expected to be expended by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows since the beginning of the current fiscal year:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(184)	(351)
Cash payments	—	(489)	(489)
Foreign exchange and other adjustments	—	94	94

Balance as of March 31, 2006	$—	$1,299	$1,299

NOTE 16—ACQUISITIONS

Fiscal 2005

Optura

On February 11, 2005, Open Text entered into an agreement to acquire all of the issued and outstanding shares of Optura Inc. (“Optura”). This acquisition has been accounted for as a business combination in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). Optura offers products and integration services that optimize business processes so that companies can collaborate across separate organizational functions, dissimilar systems and business partners. Optura products and services enable Open Text customers, who use a SAP-based Enterprise Resource Planning (“ERP”) system, to improve the efficiencies of their document-based ERP processes. The results of operations of Optura have been consolidated with those of Open Text beginning February 12, 2005.

Consideration for this acquisition consisted of $3.7 million in cash, of which $2.7 million was paid at closing and $1.0 million was paid into escrow, as provided for in the share purchase agreement.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Optura acquisition:

Current assets, including cash acquired of $315	$1,537
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,170

Total assets acquired	5,821
Total liabilities assumed	(2,159)

Net assets acquired	$3,662

The customer assets of $700,000 have been assigned a life of five years. The technology assets of $1.3 million have been assigned a useful life of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to reduce acquisition related liabilities by $98,000 due to the refinement of management’s original estimates. Remaining liabilities related to transaction-related charges are expected to be paid in fiscal 2006. Liabilities related to excess facilities will be paid over the term of the lease which expires in September 2006.

A director of the Company received approximately $47,000, during the year ended June 30, 2005, in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director in question abstained from voting on the transaction.

Fiscal 2004

IXOS

The Company’s ownership of IXOS was approximately 95% as of March 31, 2006. This was done by way of open market purchases of IXOS shares. As of June 30, 2005, Open Text held approximately 94% of the outstanding shares of IXOS. Total consideration paid for the purchase of shares of IXOS during the three and nine months ended March 31, 2006 was $423,000 and $4.7 million, respectively. The Company increased its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance or the outcome of litigation (often, but not always, using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate” or “intends” or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken or achieved) are not statements of historical fact and may be “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or developments in our business or industry, to differ materially from the anticipated results, performance, achievements or developments expressed or implied by such forward-looking statements. Such risks and uncertainties include the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as at the date they are made. Forward-looking statements are based on our management’s current plans, estimates, opinions and projections, and we assume no obligation to update forward-looking statements if assumptions regarding these plans, estimates, opinions or projections should change. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (“Fiscal 2005”).

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

Alliances

We intend to continue to work more closely with partners that heavily influence our customers’ computing architecture and strategy. These partners include system integrators like Deloitte and Touche LLP, Accenture, and Atos Origin S.A., (“Atos Origin”), independent software vendors like Microsoft Corporation (“Microsoft”) and SAP, and storage vendors including Hitachi Limited, EMC Corporation and Hewlett Packard Company.

Open Text has been certified by Microsoft as a Microsoft Gold Partner with a track record for delivering powerful ECM solutions that extend Microsoft applications. Microsoft’s desktop and business platforms match well with our solutions, which meet the document management, archiving and compliance requirements of large companies and government agencies.

On November 14, 2005, we announced enhancements in our relationship with Microsoft to become a worldwide ECM partner with Microsoft. On February 13, 2006, our Executive Chairman and Chief Strategy Officer Tom Jenkins gave a keynote address at the Microsoft SharePoint Conference in Munich, Germany. The companies are working to enhance Open Text solutions in ways that combine the Microsoft platform with Open Text’s knowledge of ECM solutions.

On March 7, 2006, we announced the signing of a global alliance between Open Text and Atos Origin to jointly offer innovative state-of-the-art ECM solutions. The companies will collaborate on the implementation of joint market offerings, using Open Text’s Livelink ECM software in conjunction with a range of consulting, systems integration, application management and managed operation services from Atos Origin.

In response to increased interest from customers in our email archiving products, we intend to continue to work with partners that provide specialized products and expertise that complement our own in this area. Those partners include Microsoft and IBM, as the dominant email vendors, Vedder Price, Kaufman & Kammholz, P.C., a legal firm specializing in records and retention policies, with Technology Concepts and Design Inc. (“TCDI”), a litigation technology software and service specialist, and with Trusted Edge Inc., which provides desktop information classification and control software.

Customers

Our customer base is diversified by industry and geography which is the result of a continued focus on the 2,000 largest global organizations as our primary target market. We continue to see regulatory requirements as a key business driver and the majority of new customer licenses in the first nine months of fiscal 2006 were driven by our customers’ compliance-based requirements. Industries such as Government, Pharmaceutical and Life Sciences, Oil and Gas, and Financial Services have greater demand for specific software solutions to solve compliance-based business problems. We have created specific ECM software solutions to address this demand and continue to work closely with customers and their strategic partners to ensure maximization of their software investments.

Notable customer announcements during the third quarter of fiscal 2006 included:

•	On February 2, 2006, we announced that Husky Energy Inc. (“Husky”) had chosen Open Text’s records management and ECM solutions for SAP to help support information management compliance. The solutions will facilitate the management, retention and disposition of both paper and electronic documents throughout the enterprise and help Husky leverage its existing investments in SAP solutions.

•	On February 13, 2006, we announced that the National Collegiate Athletic Association (NCAA®) purchased Open Text Artesia Digital Asset Management solution, Artesia DAM, to assist in the management of its broadcast video content.

Special Charges

During the three months ended March 31, 2006, we recorded a recovery of special charges of $557,000. This reduction is comprised of a recovery of $685,000, relating to the fiscal 2006 restructuring plan, primarily representing reductions in estimates of employee termination costs, and a recovery of $22,000 related to the fiscal 2004 restructuring plan. This reduction was offset by a charge of $150,000, related to the impairment of capital assets.

During the nine months ended March 31, 2006, we recorded special charges of $26.3 million which consisted primarily of $22.8 million relating to the fiscal 2006 restructuring plan and $3.9 million relating to the write down of capital assets. This charge was offset by a recovery of $351,000 relating to the fiscal 2004 restructuring plan.

The fiscal 2006 restructuring plan relates primarily to a reduction in our workforce and abandonment of excess facilities. The restructuring has impacted both our North American and European operations. The restructuring is being done primarily with a view to streamline our operations. Overall we expect the total restructuring charge to be in the range of approximately $25 to $30 million, of which $26.7 million has been expensed to date. Significant actions relating to work force reductions are expected to be completed by June 30, 2006 and the accruals relating to abandonment of excess facilities are expected to be paid by January 2014.

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

Management Changes

We announced that effective June 1, 2006 we have appointed Paul McFeeters as the Chief Financial Officer (“CFO”) of Open Text.

Mr. McFeeters’ prior positions included that of CFO at Platform Computing Inc. (a grid computing software vendor), Kintana, Inc. (a privately-held IT governance software provider), as well as President and Chief Executive Officer (“CEO”) positions at MD Financial Trust and Municipal Financial Corporation. He holds a Certified Management Accountant designation and attained an MBA from York University, Canada.

Mr. Alan Hoverd, our current CFO, will be moving to a new role as Executive Vice President, Strategic Initiatives, reporting directly to John Shackleton, our President and CEO. In this new role, Mr. Hoverd will be instrumental in leading strategic programs aimed at increasing efficiencies in Open Text’s business operations. Initially, Mr. Hoverd will be assisting Mr. McFeeters in his transition to the CFO role.

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

For the three months ended March 31, 2006, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 54%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. For the nine months ended March 31, 2006, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. Expected option lives and volatilities are based on our historical data.

For the three and nine months ended March 31, 2005, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 60%; risk-free interest rate of 3.5%; expected dividend yield of 0%; and expected life of 3.5 years.

Share-based compensation cost included in the statement of operations for the three and nine months ended March 31, 2006 was approximately $1.0 million and $3.4 million, respectively, net of related tax effects. This includes deferred tax assets of $144,000 and $467,000 for the three and nine months ended March 31, 2006 respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized was $9.3 million, which will be recognized over a weighted average period of approximately 2 years.

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

RESULTS OF OPERATIONS

Overview

The following table presents an overview of the results of our operations for the three and nine months ended March 31, 2006 and 2005:

	Three months ended March 31,
(in thousands)	2006	2005	Change in $	% Change
Total revenues	$100,926	$105,167	$(4,241)	(4.0%)
Cost of revenues *	35,370	37,031	(1,661)	(4.5%)
Gross profit	65,556	68,136	(2,580)	(3.8%)
Amortization of acquired intangible assets	2,664	2,155	509	23.6%
Special charges (recoveries)	(557)	(275)	(282)	102.5%
Other operating expenses	52,571	59,661	(7,090)	(11.9%)
Income from operations	10,878	6,595	4,283	64.9%
Net income	$7,322	$5,342	$1,980	37.1%
Gross margin	65.0%	64.8%
Operating margin	10.8%	6.3%

	Nine months ended March 31,
(in thousands)	2006	2005	Change in $	% Change
Total revenues	$304,327	$305,455	$(1,128)	(0.4%)
Cost of revenues *	103,602	104,886	(1,284)	(1.2%)
Gross profit	200,725	200,569	156	0.1%
Amortization of acquired intangible assets	7,824	5,875	1,949	33.17%
Special charges (recoveries)	26,347	(1,724)	28,071	(1628.2%)
Other operating expenses	165,672	172,880	(7,208)	(4.2%)
Income from operations	882	23,538	(22,656)	(96.3%)
Net income (loss)	$(2,825)	$15,326	$(18,151)	(118.4%)
Gross margin	66.0%	65.7%
Operating margin	0.3%	7.7%

*	Includes amortization of acquired technology intangible assets.

Revenues

Revenue by Type

The following tables set forth the increase or decrease in revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2006	2005	Change $	Change %	2006	2005	Change $	Change %
License	$28,415	$33,033	$(4,618)	(14.0%)	$90,489	$99,559	$(9,070)	(9.1%)
Customer support	47,588	46,902	686	1.5%	140,710	132,236	8,474	6.4%
Service	24,923	25,232	(309)	(1.2%)	73,128	73,660	(532)	(0.7)%

Total	$100,926	$105,167	$(4,241)	(4.0%)	$304,327	$305,455	$(1,128)	(0.4%)

	Three months ended March 31,		Nine months ended March 31,
(% of total revenue)	2006	2005	2006	2005
License	28.1%	31.4%	29.8%	32.6%
Customer support	47.2%	44.6%	46.2%	43.3%
Service	24.7%	24.0%	24.0%	24.1%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of our software products to customers.

In the three and nine months ended March 31, 2006, license revenue decreased by 14.0% and 9.1% respectively, compared to the corresponding periods in fiscal 2005.

License revenue in the three months ended March 31, 2006 is comparable, in local currency terms, to license revenue generated in the corresponding period in fiscal 2005. The decrease in license revenue of $4.6 million, illustrated above, is primarily attributable to a weakening of the Euro by approximately 9% in the three months ended March 31, 2006 compared to the Euro in the three months ended March 31, 2005. Therefore, over all the decrease in license revenue was marginal at 5%.

Overall, in the nine months ended March 31, 2006, license revenue in North America is increasing ahead of management’s expectation. The decrease of 9.1% from the same period in the prior quarter is primarily attributable to a weakening of the Euro.

In the quarter ended March 31, 2006 we concluded two transactions that were greater than $1 million compared to two in the in the comparable period in fiscal 2005 and in the nine months ended March 31, 2006 we concluded five such transactions compared to eight in the corresponding period in fiscal 2005.

Customer Support Revenue

Customer support revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options. We have historically experienced a renewal rate greater than 90% but continue to encounter pricing pressure from our customers during contract negotiation and renewal. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

In the three months and nine months ended March 31, 2006, customer support revenues increased by 1.5% and 6.4% respectively compared to the corresponding periods in fiscal 2005 primarily due to licenses sold in prior periods.

Service Revenue

Service revenue consists of revenues from contracts for professional technical consulting services and contracts to provide training and integration services.

In the three and nine months ended March 31, 2006, service revenues decreased marginally, by 1.2% and 0.7% respectively, compared to the corresponding periods in fiscal 2005.

This slight decrease was due to foreign exchange impacts and a reduction in our training services, which was offset by an increase in revenues from our professional technical consulting services.

Revenue and Operating Margin by Segment

The following table sets forth information regarding our revenue by geography:

Revenue by Geography

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2006	2005	2006	2005
North America	$45,902	$43,636	$145,703	$126,344
Europe	49,656	53,983	142,473	159,037
Other	5,368	7,548	16,151	20,074

Total	$100,926	$105,167	$304,327	$305,455

	Three months ended March 31,		Nine months ended March 31,
% of Total Revenue	2006	2005	2006	2005
North America	45.5%	41.5%	47.9%	41.4%
Europe	49.2%	51.3%	46.8%	52.0%
Other	5.3%	7.2%	5.3%	6.6%

Total	100.0%	100.0%	100.0%	100.0%

The overall increase in revenue in North America for the three and nine months ended March 31, 2006 compared to the same period in the prior fiscal year is reflective of our strengthened sales management, improved focus on sales force/process management, implementation of effective lead generation processes and a focus on our key partnerships and verticals that represent our greatest opportunities. Decreased European license revenue reflects weakening European currencies and a structural re-alignment of our European sales force.

The North America geographic segment includes Canada, the United States and Mexico. The Europe geographic segment includes Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, and the United Kingdom, while the “Other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

Adjusted Non-GAAP Operating Margin by Significant Segment

The following table provides a summary of our adjusted operating margins by significant segment.

	Three months ended March 31,		Nine months ended March 31
	2006	2005	2006	2005
North America	16.2%	13.9%	17.2%	12.0%
Europe	20.7%	10.2%	17.1%	14.0%

The above adjusted operating margins are calculated based on a GAAP net income (loss) excluding where applicable, the impact of amortization, interest, share-based compensation, other expense, special charges and income taxes. See Note 7 “Segment Information” of the accompanying condensed consolidated financial statements for a reconciliation of adjusted operating margin to GAAP net income (loss).

Adjusted operating margins increased in Europe for the current quarter compared to same period in the prior fiscal year due to significantly lower levels of operating expenses resulting from the 2006 restructuring plan. Operating margins in North America improved on account of higher revenues and lower levels of increases in operating expenses.

Since the beginning of our fiscal 2006 year North America margins increased due to realigned sales management efforts in North America. The changes in operating margin in Europe were primarily due to a weakening of European currencies, and the impact of the 2006 restructuring on Europe.

Cost of Revenue by Type

The following tables set forth the changes in cost of revenues by product type for the periods indicated:

Cost of Revenue:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2006	2005	Change $	Change %	2006	2005	Change $	Change %
License	$3,900	$2,970	$930	31.3%	$8,099	$8,175	$(76)	(0.9%)
Customer support	7,989	9,010	(1,021)	(11.3%)	23,375	24,566	(1,191)	(4.8%)
Service	19,117	20,782	(1,665)	(8.0%)	59,114	60,021	(907)	(1.5%)
Amortization of acquired technology intangible assets included in cost of revenues	4,364	4,269	95	2.2%	13,014	12,124	890	7.3%

Total	$35,370	$37,031	$(1,661)	(4.5%)	$103,602	$104,886	$(1,284)	(1.2%)

	Three months ended March 31,		Nine months ended March 31,
Cost of Revenue as a % of Revenue	2006	2005	2006	2005
License	13.7%	9.0%	9.0%	8.2%
Customer support	16.8%	19.2%	16.6%	18.6%
Service	76.7%	82.4%	80.8%	81.5%
Total cost of revenue as a % of total revenue	35.0%	35.2%	34.0%	34.3%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties for related software embedded within our core products, referral fees and the cost to distribute software.

In the three and nine months ended March 31, 2006, cost of license revenues increased by 31.3% and decreased by 0.9%, respectively, compared to the corresponding periods in fiscal 2005. In absolute dollar terms these costs increased by $1.0 million and decreased by $76,000, respectively, in each of the above indicated periods. The increase in the three months ended March 31, 2006 is primarily due to an increase in royalty costs of $1.0 million. The decrease in the nine months ended March 31, 2006 is primarily due to operational efficiencies achieved as a result of our fiscal 2006 restructuring efforts.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and their related costs.

In the three and nine months ended March 31, 2006, cost of customer support revenues decreased by 11.3% and 4.8%, respectively, compared to the corresponding periods in fiscal 2005. In absolute dollar terms these costs decreased by $1.0 million and $1.2 million in each of the above indicated periods. The decrease is primarily due to operating efficiencies as a result of our global restructuring efforts. The cost of customer support revenues as a percentage of revenue has been consistent at approximately 17% of revenues in the three and nine months ended March 31, 2006 compared to 19% in the corresponding periods in fiscal 2005.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

In the three and nine months ended March 31, 2006, cost of customer service revenues decreased by 8.0% and 1.5%, respectively, compared to the corresponding periods in fiscal 2005. In absolute dollar terms these costs decreased by $1.7 million and $907,000 in each of the above indicated periods. The decrease is primarily due to efficiencies as a result of our global restructuring efforts.

Amortization of acquired technology intangible assets

The amortization of acquired technology intangible assets has been retroactively reclassified to Cost of revenues. The reclassification of amortization of acquired technology intangible assets to Cost of revenues increased total cost of revenues by $4.4 million and $13.0 million for the three and nine months ended March 31, 2006, respectively. The reclassification of Amortization of acquired technology assets to Cost of revenues increased total Cost of revenues by $4.3 million and $12.1 million for the three and nine months ended March 31, 2005, respectively, from previously reported amounts. There was no change to income from operations or net income (loss) per share in any of the periods presented.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2006	2005	Change $	Change %	2006	2005	Change $	Change %
Research and development	$14,153	$18,253	$(4,100)	(22.5%)	$45,539	$48,778	$(3,239)	(6.6%)
Sales and marketing	24,704	28,296	(3,592)	(12.7%)	78,876	84,580	(5,704)	(6.7%)
General and administrative	11,020	10,068	952	9.5%	33,223	31,490	1,733	5.5%
Depreciation	2,694	3,044	(350)	(11.5%)	8,034	8,032	2	0.0%
Amortization of acquired intangible assets	2,664	2,155	509	23.6%	7,824	5,875	1,949	33.2%
Special charges (recoveries)	(557)	(275)	(282)	102.5%	26,347	(1,724)	28,071	(1,628.2%)

Total	$54,678	$61,541	$(6,863)	(11.2%)	$199,843	$177,031	$22,812	12.9%

	Three months ended March 31,		Nine months ended March 31,
% of Total Revenue	2006	2005	2006	2005
Research and development	14.0%	17.4%	15.0%	16.0%
Sales and marketing	24.5%	26.9%	25.9%	27.7%
General and administrative	10.9%	9.6%	10.9%	10.3%
Depreciation	2.7%	2.9%	2.6%	2.6%
Amortization of acquired intangible assets	2.6%	2.0%	2.6%	1.9%
Special charges (recoveries)	(0.6)%	(0.3%)	8.7%	(0.6%)

Research and development expenses

Research and development (“R&D”) expenses consist primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs.

For the three months ended March 31, 2006, R&D expenses decreased by 22.5% or $4.1 million compared to the same period in the prior fiscal year. This decrease is attributable primarily to staff reductions of $2.2 million, and the balance relating to operational efficiencies achieved as a result of our 2006 restructuring activities.

For the nine months ended March 31, 2006, R&D expenses decreased by 6.6% or $3.2 million primarily as the result of our restructuring efforts.

Sales and marketing expenses

Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, as well as costs associated with trade shows, seminars, and other marketing programs.

For the three months ended March 31, 2006, sales and marketing expenses decreased by 12.7% or $3.6 million compared to the same period in the prior fiscal year. Sales and marketing expenses have decreased as a result of our restructuring program that included a consolidation of management structures, reduction of administrative staff and a reduction of selling staff in low growth geographies and/or products. These actions are expected to allow redeployment to markets with better opportunities.

Also due to 2006 restructuring: for the nine months ended March 31, 2006, sales and marketing expenses decreased by 6.7% or $5.7 million compared to the same period in the prior fiscal year for the same reasons as above.

Overall, sales and marketing expenses, expressed as a percentage of total revenues, have been stable in the 24% to 26% range.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

For the three months ended March 31, 2006, general and administrative expenses increased by 9.5% or $952,000 compared to the same period in the prior fiscal year. As a percentage of total revenues, in the third quarter of fiscal 2006, general and administrative expenses increased to 10.9% from 9.6% in the same quarter of the prior fiscal year. The majority of absolute dollar increase is due to an increase in recruiting costs of $308,000 as well as the inclusion of share-based compensation expense of $252,000 and facilities based accretion charges of $376,000.

For the nine months ended March 31, 2006, general and administrative expenses increased 5.5% or $1.7 million compared to the same period in the prior fiscal year. As a percentage of total revenues, general and administrative expenses remained constant at just under 11% for the nine months ended, March 31, 2006, compared with the same quarter of the prior fiscal period. The absolute dollar increase is due to the inclusion of share-based compensation expense and on-going facilities-based accretion charges offset by lower Sarbanes Oxley costs in 2006.

Depreciation expenses

For the three months ended March 31, 2006, depreciation expenses decreased by $350,000 or 11.5% compared to the same period in the prior fiscal year. This decrease was due to write downs of capital assets, primarily in the first and second quarter of fiscal 2006. In the third quarter of fiscal 2006, we began to depreciate our Waterloo building. As a result, for the nine months ended March 31, 2006, depreciation expenses have remained relatively constant, at $8.0 million, compared to the same period in the prior fiscal year, as the decrease in depreciation has now been partially offset by the depreciation of new capital assets acquired and the commencement of the depreciation on the Waterloo building.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of patents and customer assets. Amortization of acquired technology intangible assets is included as an element of Cost of sales.

For the three months ended March 31, 2006, amortization of acquired intangible assets increased $509,000, or 23.6% compared to the same period in the prior fiscal year. For the nine months ended March 31, 2006, amortization of acquired intangible assets increased $1.9 million, or 33.2% compared to the same period in the prior fiscal year. These increases are due to the impact of our fiscal 2005 acquisitions.

Special Charges

In the three months ended March 31, 2006, we recorded a recovery of special charges of $557,000. This reduction is comprised of a recovery of $685,000 relating to the fiscal 2006 restructuring plan, primarily representing reductions in estimates of employee termination costs, and a recovery of $22,000 related to the fiscal 2004 restructuring. This reduction was offset by a charge of $150,000 related to the impairment of capital assets. Details of each component of special charges are discussed below.

In the nine months ended March 31, 2006, we recorded special charges of $26.3 million. These charges were primarily comprised of $22.8 million relating to the fiscal 2006 restructuring plan and $3.9 million related to the impairment of capital assets, which were partially offset by a recovery of $351,000 related to the fiscal 2004 restructuring plan. Details of each component of special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

In the first quarter of the current fiscal year, the Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be in the range of $25 million to $30 million, of which $22.8 million has been recorded relating to work force reductions, abandonment of excess facilities and other miscellaneous costs, and $3.9 million has been recorded as an impairment of capital assets. In connection with work force reductions, facility costs and other miscellaneous expenses, $16.4 million was recorded as special charges in the three months ended September 30, 2005, $7.1 million has been recorded as special charges in the three months ended December 31, 2005 and a recovery of $685,000 has been recorded as special charges for the three months ended March 31, 2006. The provision related to workforce reduction is expected to be substantially paid by June 30, 2006 and the provisions relating to the abandonment of excess facilities such as contract settlements and lease costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	15,363	6,742	724	22,829
Cash payments	(10,005)	(2,116)	(724)	(12,845)
Foreign exchange and other adjustments	223	147	—	370

Balance as of March 31, 2006	$5,581	$4,773	$—	$10,354

The following table outlines restructuring charges incurred under the fiscal 2006 restructuring plan, by segment, for the nine months ended March 31, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$8,585	$2,975	$298	$11,858
Europe	6,240	3,572	420	10,232
Other	538	195	6	739

Total charge for the nine months ended March 31, 2006	$15,363	$6,742	$724	$22,829

Impairment of capital assets

During the three and nine months ended March 31, 2006, impairment charges of $150,000 and $3.9 million respectively, were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our estimates of disposal proceeds, net of anticipated costs to sell.

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to our North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis we conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate. As part of these quarterly evaluations, we recorded recoveries to this restructuring charge of $303,000 during the three months ended September 30, 2005, $26,000 during the three months ended December 31, 2005 and $22,000 during the three months ended March 31, 2006. These recoveries primarily represented reductions in estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. All actions relating to employer workforce reduction were completed as of March 31, 2006. The provision for facility costs is expected to be expended by 2011. The activity of our provision for the 2004 restructuring charge is as follows since the beginning of the current fiscal year:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(184)	(351)
Cash payments	—	(489)	(489)
Foreign exchange and other adjustments	—	94	94

Balance as of March 31, 2006	$—	$1,299	$1,299

Income taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. Our ability to use these income tax losses and future income tax deductions is dependent upon the profitability of our operations in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2006 and June 30, 2005, we had total net deferred tax assets of $48.0 million and $46.8 million and total deferred tax liabilities of $31.2 million and $39.4 million, respectively.

The principal component of the total net deferred tax assets are temporary differences associated with net operating loss carry forwards. The deferred tax assets as of March 31, 2006 arise primarily from available income tax losses and future income tax deductions. We provide a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax assets and tax planning strategies, a valuation allowance of $136.0 million and $127.6 million was required as of March 31, 2006 and June 30, 2005, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss and IXOS. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and our growth, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased on the Gauss and IXOS transactions.

During the three months ended March 31, 2006, we recorded a tax expense of $2.6 million compared to a tax expense of $1.4 million during the three months ended March 31, 2005. This increase in tax expense corresponds to an increase in income between periods.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2006 we held $113.5 million in cash and cash equivalents, an increase of $33.6 million from June 30, 2005. The increase in cash was attributable to positive operating cash flows for the nine months ended March 31, 2006 of $45.4 million and cash provided by financing activities of $17.1 million, offset by cash used in investing activities of $28.4 million and the impact of foreign exchange rates on non-U.S dollar currencies of $463,000.

The following table summarizes the changes in our cash flows over the periods indicated:

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2006	2005	Change $	2006	2005	Change $
Net cash provided by (used in)
Operating activities	$28,699	$29,920	$(1,221)	$45,371	$46,746	$(1,375)
Investing activities	$(4,902)	$(12,853)	$7,951	$(28,440)	$(62,893)	$34,453
Financing activities	$1,665	$(17,307)	$18,972	$17,122	$(44,592)	$61,714

Net Cash Provided by Operating Activities

Net cash provided by operating activities was relatively stable at $28.7 million and $45.4 million for the three and nine months ended March 31, 2006 respectively, as compared to $29.9 million and $46.7 million in the corresponding periods in the prior fiscal year.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $8.0 million and by $34.5 million for the three and nine months ended March 31, 2006, respectively, compared to the corresponding periods in the prior fiscal year. The overall decrease in investing expenditures was primarily due to no additional business acquisitions being made in fiscal 2006 and fewer purchases of IXOS and Gauss minority interest outstanding shares, offset by the increased capital spending relating to the new Waterloo building.

The decrease for the three months ended March 31, 2006 related primarily to $2.2 million relating to purchases of capital assets, $3.3 million relating to the Optura acquisition in fiscal 2005, $3.1 million relating to acquisition of additional IXOS shares and the balance offset by a higher usage of acquisition related accruals.

The decrease for the nine months ended March 31, 2006 related primarily to a $31.0 million relating to acquisitions made in the nine months ended March 31, 2005, $3.1 million relating to acquisition of additional IXOS shares, $4.6 million relating to a lower overall usage of acquisition related accruals offset by an increase in purchases of capital assets of $4.2 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing increased by $19.0 million and by $61.7 million for the three and nine months ended March 31, 2006 respectively compared to the corresponding periods in the prior fiscal year. This increase was primarily due to the fact that we did not repurchase any of our common shares during the current fiscal year and as a result of the mortgage financing secured on our Waterloo building.

The increase for the three months ended March 31, 2006 related primarily to an increase of $19.0 million used to repurchase our common shares in the third quarter of fiscal 2005. We made no such purchases in the current quarter.

The increase for the nine months ended March 31, 2006 related primarily to an increase of $47.8 million relating to repurchases of our common shares which we made in fiscal 2005, compared to no such purchases in fiscal 2006, and to a mortgage of $12.9 million, obtained from a Canadian chartered bank, which is secured by our Waterloo building. As of March 31, 2006, the carrying value of the building was $15.9 million and that of the mortgage was $12.9 million.

On February 2, 2006 we secured a demand operating facility of CDN $40.0 million with a Canadian chartered bank. Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowing. We have pledged certain of our assets as collateral for this demand operating facility. There are no stand-by fees for this facility. As of March 31, 2006, there were no borrowings outstanding under this facility.

We financed our operations and capital expenditures during the three and nine months ended March 31, 2006 primarily with cash flows generated from operations. The proceeds from the above mentioned mortgage are currently invested with a

Canadian chartered bank in short term investments that have maturities of less than 90 days. We anticipate that our cash and cash equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next 12 months.

Commitments and Contingencies

We have entered into the following contractual obligations with minimum annual payments as follows:

	Payments due by Fiscal year ended June 30,
	Total	2006	2007 to 2009	2010-2012	2013 and beyond
Long-term debt obligations	$15,853	$260	$2,081	$2,081	$11,431
Operating lease obligations *	96,740	4,867	36,260	32,923	22,690
Purchase obligations	3,476	634	2,131	685	26

	$116,069	$5,761	$40,472	$35,689	$34,147

*	Net of $5.4 million of non-cancelable sublease income that we are to receive from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on the 5 year mortgage on the Company’s recently constructed building in Waterloo, Ontario. See Note 4 “Long-term Debt and Credit Facilities”.

Domination agreements

IXOS domination agreements

On December 1, 2004, we announced that—through our wholly-owned subsidiary, 2016091 Ontario, Inc. (“Ontario I”)—we had entered into a domination and profit transfer agreement (the “Domination Agreement”) with IXOS. The Domination Agreement has been registered in the commercial register at the local court of Munich in August 2005 and it has therefore come into force. Under the terms of the Domination Agreement, Ontario I has acquired authority to issue directives to the management of IXOS. Also in the Domination Agreement, Ontario I offers to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Pursuant to the Domination Agreement, Ontario I also guarantees a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”). On January 14, 2005, the shareholders of IXOS confirmed that IXOS had entered into the Domination Agreement. At the same meeting, the shareholders’ approved the motion to delist IXOS from the Frankfurt Exchange (“Delisting”).

The Domination Agreement was registered on August 23, 2005, and thereby became effective. As a result of the Domination Agreement coming into force, we commenced, in the quarter ended September 30, 2005, accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount is accrued and has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the periods.

Based on the number of minority IXOS shareholders as of March 31, 2006, the estimated amount of Annual Compensation would approximate $520,000 for the fiscal year ended June 30, 2006. Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to reassess the amount of the Annual Compensation and the Purchase Price (the “IXOS Appraisal Procedures”) for the amounts offered under the Domination Agreement and under the Delisting. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price in the IXOS Appraisal Procedure. The Purchase offer made under the Domination Agreement and the Delisting will expire at the end of the IXOS Appraisal Procedure. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Gauss domination agreements

Pursuant to a domination agreement dated November 4, 2003 (the “Gauss Domination Agreement”) between Open Text—through its wholly owned subsidiary 2016090 Ontario Inc. (“Ontario II”)—and Gauss, Ontario II has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share (the “Gauss Purchase Price I”).

The original acceptance period was two months after the signing of the Gauss Domination Agreement. As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Annual Compensation that must be payable to minority shareholders as a result of the Gauss Domination Agreement (the “Gauss Appraisal Procedure I”), the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Ontario II to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per Gauss share (“Gauss Purchase Price II”), commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process (the “Gauss Appraisal Procedure II”). The shareholders’ resolution on the Gauss Domination Agreement and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Gauss Domination Agreement and the authorization to the management board of Gauss to file for a delisting are null and void. While the Court of First Instance rendered a judgment in favor of the plaintiffs, Gauss, as defendant, had appealed and believed that the Court of Second Instance would overturn the judgment and rule in favor of Gauss. As a result of an out of court settlement, the complaints have been withdrawn. The settlement provides inter alia that an amount of Euro 0.05 per share per annum will be payable as compensation to the other shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter. Gauss Appraisal Procedures I and II are still pending. It cannot be predicted at this stage, whether the court will increase the Gauss Purchase Price. The purchase offer made under the Gauss Domination Agreement and the Delisting will expire at the end of the Gauss Appraisal Procedures.

On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Ontario II, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders’ meeting held less than 5% of the shares of Gauss, to Ontario II (“Squeeze Out”). The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Registration of these resolutions is currently pending. Certain shareholders of Gauss have filed suits to oppose all or some of the resolutions of the shareholders’ meeting of August 25, 2005. Additionally, a “fast track” motion has been commenced by Gauss to apply for registration, which is still pending in the Court of Appeals in Hamburg. The First Instance Court of Hamburg ruled on February 13, 2006 that the resolution on the Squeeze Out was void; Gauss has appealed the judgment and the outcome of the appeal is uncertain at this time.

We believe that the registration of these resolutions is a reasonable certainty; accordingly, in pursuance of these resolutions we have recorded our best estimate of the amount payable to the minority shareholders of Gauss. As of March 31, 2006, we have accrued $67,500 for such payments and we expect that a further amount of approximately $7,500 will be payable to these shareholders by the end of the current fiscal quarter. We are not currently able to determine the final amount payable and we are unable to predict the date on which the resolutions will be registered at the local court.

Guarantees and indemnifications

We have entered into license agreements with customers that include limited intellectual property indemnification clauses. Generally, we agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. In the event of such a claim, we are generally obligated to defend our customers against the claim and either we settle the claim at our expense or pay damages that our customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. We have not made any indemnification payments in relation to these indemnification clauses.

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

We are primarily exposed to market risks associated with fluctuations in foreign currency exchange rates.

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

We have net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including primarily the Euro (“EUR”), the Pound Sterling (“GBP”), the Canadian Dollar (“CDN”), and the Swiss Franc (“CHF”). Our cash and cash equivalents are primarily held in U.S. Dollars. We do not currently use financial instruments to hedge operating expenses in foreign currencies.

The following tables provide a sensitivity analysis on our exposure to changes in foreign exchange rates. For foreign currencies where we engage in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on our total revenues, operating expenses, and net income for the three months ended March 31, 2006. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place in. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$4,124	$3,840	$284
British Pound	1,254	805	449
Canadian Dollar	765	1,751	986
Swiss Franc	1,129	579	550

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,851	$2,413	$438
British Pound	1,088	716	372
Canadian Dollar	754	1,729	975
Swiss Franc	757	374	383

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2006, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced our 2006 restructuring initiative to restructure our operations with the intention of streamlining our operations. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or services no longer demanded by our customers. Any failure to successfully execute these initiatives, including any delay in effecting these initiatives, may have a material adverse impact on our results of operations.

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

Item 5.	Other Information

On May 3, 2006, our Board of Directors (“the Board”) appointed Paul J. McFeeters to the position of Chief Financial Officer effective June 1, 2006.

The Board and Mr. McFeeters agreed on the following material terms and conditions of Mr. McFeeters’ appointment: Mr. McFeeters will receive an annual base salary of CDN $300,000 and will be eligible for a targeted annual bonus of CDN $125,000, with the actual amount of the bonus to be determined based upon performance criteria mutually agreed upon between ourselves and Mr. McFeeters.

Mr. McFeeters will also be eligible to receive options to acquire 250,000 Common Shares of Open Text issuable under and subject to the terms of the Open Text 2004 Stock Option Plan (“2004 Plan”), to be granted by the Board with an exercise price equal to the market value as of the date of grant. The options will become vested in 20% annual installments over the five years following the grant, subject to the terms and conditions of the 2004 Plan.

Mr. McFeeters will also be eligible to participate in the Open Text employee benefits plan, on the same terms as are generally available to all our employees.

Beginning September 1, 2006, in the event of the termination of Mr. McFeeters’ employment with us, for other than gross misconduct or cause, Mr. McFeeters will be eligible to receive a severance payment equivalent to three months annual base salary.

Mr. McFeeters is 51 years old and has more then 20 years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc. (a grid computing software vendor), Kintana, Inc. (a privately-held IT governance software provider), as well as President and Chief Executive Officer positions at MD Financial Trust and Municipal Financial Corporation. He holds a Certified Management Accountant designation and attained an MBA from York University, Canada.

A copy of the employment agreement between Mr. McFeeters and the Company is attached as an exhibit to this document.

Mr. Alan Hoverd, our current Chief Financial Officer will cease serving as Chief Financial Officer effective June 1, 2006 and will move to a new role as Executive Vice President, Strategic Initiatives. There were no changes to the terms and conditions of Mr. Hoverd’s existing employment agreement with our company.

Item 6.	Exhibits

The following exhibits are filed with this Report.

Exhibit No	Description

10.1	Employment Agreement, dated May 3, 2006 between Paul J. McFeeters and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION
Date: May 5, 2006
	By:	/s/ JOHN SHACKLETON
John Shackleton
President and Chief Executive Officer

/s/ ALAN HOVERD
Alan Hoverd
Chief Financial Officer

Index to Exhibits

Exhibit No	Description

10.1	Employment Agreement, dated May 3, 2006 between Paul J. McFeeters and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.