Form 10-K
period 2006-06-30
OPEN TEXT CORP
filed 2006-09-12
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission files number 0-27544

OPEN TEXT CORPORATION

(Exact name of Registrant as specified in its charter)

Canada	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Frank Tompa Drive, Waterloo, Ontario, Canada	N2L 0A1
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (519) 888-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock without par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2005, was approximately $523.3 million. The number of the Registrant’s Common Shares outstanding as of September 1, 2006 was 48,971,559.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 under Part IV, in this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2006, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in part 1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

The Company and Industry

Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario) and continued under the Canada Business Corporations Act on December 29, 2005. We amended our articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, July 1, 2002, July 1, 2003, July 1, 2004 and July 1, 2005. References herein to the “Company”, “Open Text”, “we” or “us” refer to Open Text Corporation and its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K, the term “Fiscal 2006” means our fiscal year beginning on July 1, 2005 and ending on June 30, 2006, the term “Fiscal 2005” means our fiscal year beginning on July 1, 2004 and ending on June 30, 2005, and the term “Fiscal 2004” means our fiscal year beginning July 1, 2003 and ending on June 30, 2004. Unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the United States Securities and Exchange Commission (the “SEC”) may be obtained through the Investor Relations section of our website at www.opentext.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ECM

We are one of the market leaders in providing Enterprise Content Management (“ECM”) solutions that help customers manage enterprise information throughout the full lifecycle from content creation, revision, approvals to archiving, and in compliance with relevant regulatory requirements. Livelink, a database or repository system forms the foundation of our products. Our solutions allow users to access, view and manage all information related to a transaction or business process, distilled into one complete picture on a worker’s desktop. In essence, Open Text ECM solutions enable people in an organization to work more effectively with each other.

Value Proposition of ECM Solutions

Our ECM solutions are tailored to address specific business problems or focus on vertical industries. The overall value proposition is anchored in three main areas:

1.	Streamline information to and from the customer’s enterprise applications to enhance operational efficiencies, reduce costs, and improve performance.

2.	Assure regulatory compliance by defining, securing, and controlling the process by which all content can be managed as business records under appropriate policies for retention and destruction.

3.	Maximize the customer’s return on investment (“ROI”) by leveraging our customers’ current investment in technology platforms as well as their employees’ familiarity with existing systems—particularly those of Microsoft Corporation (“Microsoft”), SAP AG (“SAP”) and Oracle Corporation (“Oracle).

Open Text ECM Solutions

By Business Application

Long-term adoption and expansion of ECM software within an organization occurs by building on a series of incremental deployments focused on specific business processes. Our business solutions are designed to meet the regulatory compliance and ROI goals of our customers, by resolving specific ECM challenges for typical enterprise functional groups, such as R&D, finance, information systems and technology, and marketing and sales. We provide targeted business solutions for a variety of markets, many of which require compliance with increasingly stringent standards and regulations.

Open Text Solutions for Compliance & Governance

Our Solutions for Compliance and Governance offer a wide range of functionalities to fulfill legislative requirements. The solutions assist with enhancing business processes to generate faster time to market, comply with government regulations, and manage risk. With our solutions customers can capture, classify, and manage huge volumes of electronic data and documents—assisting with compliance to all regulatory requirements.

Open Text Solutions for Email Management

Our Solutions for Email Management are intended to allow customers to reduce the cost of overburdened email servers and help the organization mitigate its compliance and litigation risks associated with email content. Our solution can assess, identify, manage, and destroy business content stored in email records in accordance with regulations and internal policies.

Open Text Solutions for Corporate Services

Across most organizations, standard administrative services and functions support core business processes. The implementation of electronic workflow and documents can make the mission-critical difference that ensures success. The efficiency and control of those processes depend on the effective implementation of electronic workflow and documents.

Corporate Services helps customers meet business goals through the management of processes such as Environment, Health & Safety, Facilities, Fleet & Equipment Management, Legal, Performance Monitoring, Quality Management, Travel Management and Human Resources.

Open Text Solutions for Information Systems & Technology (“IT”)

Our IT solutions can help reduce costs in the IT department through efficient IT consolidation methods. Our solutions help to switch-off legacy applications, as well as to reduce operating costs through SAP/Siebel data archiving. Our solutions are designed to fit in an existing IT landscape—with support of many operating systems, databases and storage hardware. Our solutions streamline processes that include Information Lifecycle Management, IT Consolidation, IT Operations, and SAP Support.

Open Text Solutions for Manufacturing & Operations

Our solutions for Manufacturing and Operations can help customers improve quality, reduce product lifecycles, enforce standards, comply with regulations and decrease operational costs. Our Solutions address processes that include: Environment, Health & Safety, Facilities, Fleet & Equipment Management, Performance Monitoring, Quality Management, and Product Lifecycle Management.

Open Text Solutions for Procurement

Procurement is a multi-party collaboration process that involves purchasing, financial accounting and inventory management professionals as well as external vendors. Open Text’s Solution for Procurement improves processes such as purchase order changes, requisition approval, and vendor selection, offering time and cost savings while adhering to the strictest financial audit traceability requirements. This product uses best practice design for an optimized and automated procurement process based on our customers’ business process realities.

By Vertical Industry

We provide essential and tailored ECM solutions geared toward various industries. Many of these industries operate in highly-regulated or compliance-based environments.

Open Text Solutions for Government

Our Solutions for Government are intended to provide government organizations with a fully-compliant framework that helps their agencies manage information and exchange knowledge on a web-based solution. With a focus on reducing or eliminating paper-based processes, our ECM solution provides document and records management, secure project collaboration, workflow, search, and scheduling functionality for organizations in public services.

Open Text Solutions for Pharmaceutical & Life Sciences

Generally pharmaceutical and life sciences companies operate in a highly-regulated environment with long product lifecycles. Their operations tend to be both data and document intensive. Our ECM solutions for the Pharmaceutical and Life Sciences industries are aimed at supporting critical processes where compliant management of all paper and electronic records and documents is essential. Customers can choose from a variety of interfaces ranging from email clients to Web browsers, as well as office and specialty applications, allowing users to work in the environment most natural to them.

Open Text Solutions for Financial Services

Our Solutions for Financial Services are intended to enhance collaboration and ensure that customers are not at risk of litigation or non-compliance with industry and government regulations. Our solutions have been used by customers in segments of financial services, including banking, securities, trading, brokerage, and wealth management. Our solutions are intended to enable financial services organizations to foster a culture that facilitates knowledge sharing and information flow throughout an organization in a compliant manner.

Open Text Solutions for Energy

Our ECM solutions are designed to meet the requirements of the Oil and Gas, Petrochemical, Utility and Nuclear industries by facilitating the acquisition of information, its discussion, subsequent revisions and the re-distribution of the modified information.

Open Text Solutions for Media

We can help customers to cost-effectively and efficiently manage the production, brand management, and distribution of rich media assets. Open Text Solutions for Media are designed to manage the explosion of digital content produced, shared, and distributed around the world.

Open Text Solutions for Manufacturing

Our Solutions for Manufacturing can speed up critical information flow and reduce time to market. Because the information is secured, aged and archived by our solutions, other business units (e.g. research, development, legal, finance, marketing) can data mine it for re-use and repackaging, as well as best practices and lessons learned that can be key pieces of information which are essential to the successful development of future products and markets.

Partner Program Overview

We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our ECM solutions and the investments our customers have made in their existing systems.

We are involved with three categories of partnerships and alliances, along with three levels of participation available in each category.

1. Services Partners are primarily system integrators and consulting and outsourcing firms. Their expertise may include: strategy, design, implementation, change management, project management, customization and specific vertical market and domain expertise. Along with their vision, service partners are able to combine their expertise with our products and services to deliver high-value customer solutions.

2. Solution Partners deliver comprehensive, repeatable solutions utilizing our products and services that target a specific business unit or vertical industry. Their expertise may include: vertical domain expertise, systems integration, and application development.

3. Technology Partners are vendors whose software and/or hardware offerings both complement and extend the value of our product offerings. These partners offer our customers best-of-breed technology components, which can be seamlessly integrated with our products and services. Their expertise may include: hardware and software components, database management systems and specific application environments.

Open Text and Microsoft Corporation

The strategic alliance between Microsoft and Open Text offers improved integration between Microsoft’s desktop and server products. Open Text solutions increasingly rely on Microsoft Outlook as a ubiquitous user interface for accessing content in context. While reading any piece of email, information is automatically extracted from Enterprise Resource Planning, Customer Relationship Management, ECM and other enterprise applications. This context allows knowledge workers to make decisions and take actions, all through the familiar Microsoft Outlook interface. In addition to email, SharePoint is rapidly developing as the software of choice for team collaboration and document sharing. We offer solutions that allow teams to realize SharePoint’s ease of use, while seamlessly tying into established retention policies for all enterprise content. On the server side, we have expanded our support for the latest Microsoft database technology.

Open Text and Oracle Corporation

This partnership extends Open Text’s recently-launched enterprise solutions framework, and builds upon the decade-long database integration relationship between Open Text and Oracle. The partnership with Oracle allows us to focus on building content-enabled solutions that solve complex, industry-specific problems. We build comprehensive solutions directly on the Oracle Content Database infrastructure using new Oracle Fusion technology. The alliance of Oracle and Open Text enables customers to fortify their existing investments in accounts payable invoice processing, and report and output management solutions from Oracle. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Open Text and SAP AG

Our solutions help customers improve the way they manage content from SAP systems in order to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customer create, access, manage and securely archive all content for SAP systems, including data and documents, which allows customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. Our solutions for SAP embrace the SAP environment including SAPGUI, Portal and Netweaver.

Competition

The market for our products is highly competitive and competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM, web content management, management, workflow, document imaging and electronic document management companies. IBM is the largest company that competes directly with us in the ECM market. Documentum, a competitor in the content management market, was acquired by EMC Corporation, a large storage technology company, during 2003. EMC is now a competitor offering both content management and storage management capabilities. Additionally we compete with FileNet®, which is an entity that develops, markets, sells and supports a software platform and application development framework for ECM. On August 10, 2006, IBM announced that it had entered into a definitive agreement to acquire FileNet; if this transaction is completed, it will make IBM a more significant competitor for our business. Numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle and Microsoft have developed products, or plan to offer products in the content management market. Other large infrastructure vendors may follow course. Software vendors such as CA™ and Symantec Corporation, each with a different core product foundation, have approached the ECM market from their individual market segments and may compete more intensely with us in the future. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.

We believe that the principal competitive factors affecting the market for our software products and services include vendor and product reputation; product quality, performance and price; the availability of software products on multiple platforms; product scalability; product integration with other enterprise applications; software functionality and features; software ease of use; and the quality of professional services, customer support services and training. We believe the relative importance of each of these factors depends upon the specific customer involved.

No single customer has accounted for more than 10% of our revenue in any of the past three fiscal years. For information on the results of operation of our operating and geographic segments for each of the years in the three year period ended June 30, 2006, see Note 16 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Acquisition Activity

In August 2006, we entered into a definitive agreement with Hummingbird, Ltd. (“Hummingbird”) to acquire all of Hummingbird’s outstanding common shares at a price of $27.85 per share, or approximately $489.0 million. Hummingbird is a Toronto based global provider of ECM solutions. The transaction with Hummingbird is to be carried out by way of a statutory plan of arrangement and will be voted on by Hummingbird’s shareholders at a meeting of shareholders currently expected to be held in mid-September 2006. The arrangement is subject to court approval in the Province of Ontario as well as certain other customary conditions, including the receipt of regulatory approvals. The proposed transaction is expected to close in early-October, shortly after receipt of Hummingbird shareholder approval and final approval of the court.

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. The combination of technological complexity and rapid change within our industry makes it difficult for a single company to provide all of the technological solutions that its customers request. In light of the continually evolving marketplace in which we operate, and as part of our operations, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry. If we determine that a potential acquisition opportunity is in the best interest of our shareholders, we will conduct negotiations with the relevant entity or entities to discuss the possibility of a merger, acquisition or other mutually beneficial combination of operations. Successful negotiations lead to an agreement to enter into a merger, acquisition or combination transaction, and eventually to a completed transaction that improves our ability to compete in our chosen industry.

Employees

As of June 30, 2006, we employed a total of 1,894 individuals. The composition of this employee base is approximately as follows: 411 employees in sales and marketing, 426 employees in product development, 482 employees in professional services, 255 employees in customer support, and 320 employees in general and administrative roles. We believe that relations with our employees are strong.

In July 2005, we announced a restructuring of our operations which included workforce related reductions. The details of this restructuring are covered in Note 20 “Special Charges (Recoveries)” of the “Notes to Consolidated Financial Statements” included in Item 8 to this Annual Report on Form 10-K.

Intellectual Property Rights

Our success and ability to compete depend on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our customers on a non-exclusive basis for internal use in a customer’s organization. We also grant rights in our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.

We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. As of June 30, 2006, we own four U.S. patents which expire between 2017 and 2022. In addition, we have 16 U.S. patent applications, 6 Canadian patent applications and 14 other foreign patent applications. Some of these patents and patent applications have been filed in other jurisdictions.

Item 1A.	Risk Factors

Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. You should carefully review the following factors, as well as the other information set forth herein, when evaluating us and our business. If any of the following risks were to occur, our business, financial condition and results of operations would likely suffer. In that event, the trading price of our Common Shares would likely decline. Such risks are further discussed from time to time in our filings filed from time to time with the SEC.

Our anticipated acquisition of Hummingbird may adversely affect our operations and finances in the short term

In August 2006, we entered into a definitive agreement with Hummingbird to acquire all of Hummingbird’s outstanding common shares at a price of $27.85 per share, or approximately $489.0 million. This transaction is subject to the approval of two-thirds of the votes cast by Hummingbird’s shareholders at a meeting of shareholders, currently expected to be held in mid-September 2006, as well as court approval. The transaction is also subject to certain other customary conditions, including the receipt of regulatory approvals. The Hummingbird shares will be acquired for cash, and as a result we will need to borrow the funds for the Hummingbird acquisition from a syndicate of leading financial institutions. The interest costs associated with the resulting credit facility will materially increase our operating expenses, which may materially and adversely affect our profitability and the price of our Common Shares. The Hummingbird acquisition represents a significant opportunity for our business. However, the size of the acquisition and the inevitable integration challenges that will result from the acquisition may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Hummingbird employees and our operations may be disrupted if we fail to adequately retain and motivate the combined employee base.

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

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through the in-house research and development of new product offerings. In response to customer requests, we continue to enhance Livelink and many of our optional components and we continue to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for our products and services fail to develop, develop more slowly than expected or become saturated with competitors, our business will suffer. We may be unable to successfully market our current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If our products and services or enhancements do not achieve and sustain market acceptance, our business and operating results will be materially affected.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and competitive pressures. We expect competition to increase and intensify in the future as the markets for our products continue to develop and as additional companies enter each of our markets. Numerous releases of competitive products are continually occurring and can be expected to continue in the near future. We may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or if significant price competition was to otherwise develop, we would likely be forced to lower our prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for us.

We are confronting two inexorable trends in our industry; the consolidation of our competitors and the commoditization of our products and services

The acquisition of Documentum Inc. by EMC Corporation (“EMC”) in December 2003 and the proposed acquisition of FileNet by IBM have changed the marketplace for our goods and services. If the IBM/FileNet acquisition is successful, then two comparable competitors to our company will have been replaced by larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These large, well-capitalized companies have the financial resources to engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. For example, Microsoft has launched SharePoint, a product which provides the same benefits that some of our ECM products provide at a lower cost to the customer. The threat posed by larger competitors and the goods and services that these companies can produce at a lower cost to our target customers may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our common shares.

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

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures and internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures and internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition, however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures and internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and our business and financial condition may be materially harmed.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

Because the decision by a customer to purchase our products often involves relatively large-scale implementation across our customer’s network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement our software, our sales cycle tends to take considerable time to complete. Over the past fiscal year, we have experienced a lengthening of our sales cycle as customers include more personnel in the decision-making process and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it can take several months, or even several quarters, for sales opportunities to translate into revenue. If a customer’s decision to license our software is delayed and the installation of our products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. We have increased our presence in the European market, especially since our acquisition of IXOS Software AG (“IXOS”). These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle, as well as potential losses arising from currency fluctuations, and regulatory limitations regarding the repatriation of earnings. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, foreign exchange rates can impact revenue adversely.

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced our 2006 restructuring initiative to restructure our operations with the intention of streamlining our operations. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or services no longer demanded by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our results of operations.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite the tests we carry out on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect design defects or software errors inherent in our products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in loss of, or delay in market acceptance of our products, and alleviating such errors and failures in our products could require us to make significant expenditure of capital and other resources. The harm to our reputation resulting from product errors and failures would be damaging. We regularly provide a warranty with our products and the financial impact of these warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims, such as exclusions of all implied warranties and limitations on the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and related liabilities and costs. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect our financial condition.

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

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. Our efforts to protect our intellectual property rights may not be successful. We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Although we hold certain patents and have other patents pending, we generally have not sought patent protection for our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. Software piracy has been, and is expected to be, a persistent problem for the software industry. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which we seek to market our products. Despite the precautions we take, it may be possible for unauthorized third parties, including competitors, to copy certain portions of our products or to “reverse engineer” in order to obtain and use information that we regard as proprietary.

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

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules enacted and proposed by the SEC and NASDAQ, have resulted in increased costs to us as we respond to the new requirements. In particular, complying with the requirements of Section 404 of Sarbanes have resulted in an overall higher level of internal costs and fees from our independent accounting firm and external consultants. These rules could also impact our ability to obtain certain types of insurance, including director and officer liability insurance, and as a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

Our products rely on the stability of various infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Sun Microsystems Inc., Hewlett Packard Company, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our business and reputation may be significantly harmed.

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

Although we intend to protect our rights vigorously, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of the United States and Canada in which we seek to market our products. Certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into an escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties may be able to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be affected by our ability to protect our intellectual property. Although we do not believe we are infringing on the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding our intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that has been integrated into our products, third parties may assert infringement claims against us in the future, and any such assertion may result in litigation, which may be costly and require us to obtain a license for the software. Such licenses may not be available on reasonable terms or at all.

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

Item 1B.	Unresolved Staff Comments

As part of a review by the staff of the SEC (the “Staff”) of our Annual Report on Form 10-K for the year ended June 30, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, December 31, 2005, and March 31, 2006, we have received and responded to comments from the Staff. As of the date of the filing of this Annual Report under Form 10-K certain of the Staff comments remains unresolved and these pertain primarily to our method of accounting for acquisition related costs.

Item 2.	Properties

Our headquarters is located in Waterloo, Ontario, Canada. This facility consists of four floors totaling approximately 112,000 square feet. The land on which the building has been built is leased from the University of Waterloo (“U of W”), for a period of 49 years with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the U of W not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to Note 9 “Bank Indebtedness” under our Notes to Consolidated Financial Statements in Item 8 to this Annual Report on Form 10-K.

Other principal offices that we currently occupy under lease are:

•	Lincolnshire, IL, USA—totaling 38,115 rentable square feet;

•	Beaconsfield, UK—totaling 16,948 rentable square feet;

•	Grasbrunn (Munich), Germany—totaling 339,205 rentable square feet; and

•	Richmond Hill, ON, Canada—totaling 101,458 rentable square feet.

In addition, we also occupy other leased facilities in the United States, Canada, Europe and Asia.

We continue to review our facilities portfolio in an effort to ensure that our operational needs are being met. In Fiscal 2006, we identified certain facilities as excess and have since taken steps to fully or partially close such excess facilities.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these other matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have traded on the NASDAQ since January 23, 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (“TSX”) since June 26, 1998 under the symbol “OTC”. The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX, and the NASDAQ, respectively, for the periods indicated below.

On June 30, 2006, the closing price of our Common Shares on the NASDAQ was $14.44 USD per share. On June 30, 2006, the closing price of our Common Shares on the TSX was $16.01 CDN per share.

	NASDAQ		TSX
	High	Low	High	Low
	(in U.S. dollars)		(in Canadian dollars)
Fiscal Year Ending June 30, 2006:
Fourth Quarter	$19.16	$13.25	$21.22	$14.80
Third Quarter	18.36	14.10	20.99	16.44
Second Quarter	15.92	13.15	19.06	15.53
First Quarter	15.23	11.51	18.49	13.58

Fiscal Year Ending June 30, 2005:
Fourth Quarter	$19.00	$14.00	$23.00	$17.30
Third Quarter	21.22	16.84	26.35	20.52
Second Quarter	20.26	14.82	25.50	18.37
First Quarter	32.06	16.44	41.45	21.48

On September 1, 2006, the closing price of our Common Shares on the NASDAQ was $17.01 USD per share.

On September 1, 2006, the closing price of our Common Shares on the TSX was $18.70 CDN per share.

As at August 25, 2006, there were approximately 8,950 shareholders of record holding our Common Shares of which approximately 2,947 were U.S. Shareholders of record holding our Common Shares.

All of the share information presented above and throughout this Annual Report on Form 10-K has been adjusted for the two-for-one stock split that took place in Fiscal 2004.

Unregistered sales of Equity Securities

None.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future. In Fiscal 2004, the Company declared a two-for-one split of the Company’s Common Shares.

Stock Repurchases

The following table provides details of Common Shares we repurchased during the three months ended June 30, 2006:

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED JUNE 30, 2006

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/1/06 to 04/30/06	—	$—	—	—
05/1/06 to 05/31/06	—	—	—	2,444,104
06/1/06 to 06/30/06	—	—	—	2,444,104

Total	—	$—	—	2,444,104

On May 19, 2006, we registered a repurchase program (the “Repurchase Program”) that provided for the repurchase of up to a maximum of 2,444,104 Common Shares. No shares were repurchased under the Repurchase Program during the period beginning May 19, 2006 and ending on June 30, 2006. The Repurchase Program will terminate on May 18, 2007.

Item 6.	Selected Financial Data

The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five years indicated below have been derived from our audited financial statements.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Income Data:
Revenue	$409,562	$414,828	$291,058	$177,725	$154,372

Net income	$4,978	$20,359	$23,298	$27,757	$16,671

Net income per share, basic	$0.10	$0.41	$0.53	$0.71	$0.42

Net income per share, diluted	$0.10	$0.39	$0.49	$0.67	$0.39

Weighted average number of Common Shares outstanding, basic	48,666	49,919	43,744	39,051	39,957

Weighted average number of Common Shares outstanding, diluted	49,950	52,092	47,272	41,393	42,478

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$671,093	$640,936	$668,655	$238,687	$186,847
Long-term liabilities	57,108	57,781	57,971	6,608	—
Cash dividends per Common Share	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2006, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part 1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

OVERVIEW

About Open Text

We are one of the market leaders in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information. Our software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

Offer to Purchase Hummingbird Ltd (“Hummingbird”)

In July 2006, we announced our intention to make an offer to purchase all of the outstanding common shares of Hummingbird. Hummingbird is a Toronto based global provider of ECM solutions.

In August 2006, we entered into a definitive agreement with Hummingbird to acquire all of Hummingbird’s outstanding common shares at a price of $27.85 per share, or approximately $489.0 million. The transaction with Hummingbird is to be carried out by way of a statutory plan of arrangement and will be voted on by Hummingbird’s shareholders at a meeting of shareholders currently expected to be held in mid-September. The arrangement is subject to court approval in the Province of Ontario as well as certain other customary conditions, including the receipt of regulatory approvals. The proposed transaction is expected to close in early-October, shortly after receipt of Hummingbird shareholder approval and final approval of the court.

We believe that this potential acquisition will benefit the shareholders, customers, partners and employees of both companies and will substantially increase our size and global reach. Hummingbird provides a strategic fit that adds to our focus on solutions and increases the effectiveness of our global partner program.

Management Changes

We announced that effective June 1, 2006 we had appointed Paul McFeeters as the Chief Financial Officer (“CFO”) of Open Text. Mr. McFeeters’ prior positions included that of CFO at Platform Computing Inc. (a grid computing software vendor), CFO at Kintana, Inc. (a privately-held IT governance software provider), as well as President and Chief Executive Officer (“CEO”) positions at MD Private Trust and Municipal Financial Corporation. He holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada. Mr McFeeters has a strong investment background that includes having completed five public offerings and his experience within entrepreneurial high-growth companies will make him a valued advisor to our management team.

On July 5, 2006, we announced the appointment of John Wilkerson as Executive Vice President, Global Sales and Services. Mr. Wilkerson’s appointment was effective August 1, 2006. Mr. Wilkerson’s prior experience includes executive positions at Microsoft Corporation (“Microsoft”), Electronic Data Systems Corporation, Baan Corporation and Oracle Corporation (“Oracle”). With over twenty years’ experience in leadership roles in direct sales, channel sales and professional services, Mr Wilkerson brings unique credentials to leverage our global partner program within the worldwide sales and services functions. He also brings considerable experience in providing vertical solutions at the enterprise level to our global customers.

Quarterly Overview

The following table summarizes selected unaudited quarterly financial data for the past eight fiscal quarters:

	Fiscal 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Total revenues	$105,235	$100,926	$110,771	$92,630
Gross profit	67,649	65,556	75,447	59,722
Net income (loss)	$7,803	$7,322	$2,721	$(12,868)
Earnings (loss) per share:
Basic	$0.16	$0.15	$0.06	$(0.27)
Diluted	$0.17	$0.15	$0.05	$(0.27)

	Fiscal 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands)
Total revenues	$109,373	$105,167	$114,692	$85,596
Gross profit	72,091	68,136	76,744	55,689
Net income (loss)	$5,033	$5,342	$10,970	$(986)
Earnings (loss) per share:
Basic	$0.10	$0.11	$0.22	$(0.02)
Diluted	$0.10	$0.10	$0.21	$(0.02)

Quarterly revenues and expenses are impacted by a number of external factors including the timing of large transactions, timing of budget approvals of our customers, acquisitions, seasonality of economic activity and to some degree the timing of capital spend by our customers. Historically, our second quarter (which coincides with the fourth quarter of a number of our customers) has been our strongest quarter and we expect this trend to continue in Fiscal 2007.

Results of Operations

The following table presents an overview of our selected financial data.

	Fiscal Year			% Change from Fiscal Year
(in thousands)	2006	2005	2004	2005 to 2006	2004 to 2005
Total revenue	$409,562	$414,828	$291,058	(1.3%)	42.5%
Cost of revenue	141,188	142,168	85,613	(0.7%)	66.1%
Gross profit	268,374	272,660	205,445	(1.6%)	32.7%
Amortization of acquired intangible assets	9,199	8,234	4,095	11.7%	101.1%
Special charges (recoveries)	26,182	(1,724)	10,005	N/A	N/A
Other operating expenses	220,042	236,842	160,876	(7.1%)	47.2%
Income from operations	12,951	29,308	30,469	(55.8%)	(3.8%)
Gross margin	65.5%	65.7%	70.6%
Operating margin	3.2%	7.1%	10.5%
Net income	$4,978	$20,359	$23,298	(75.5%)	(12.6%)

Our focus in Fiscal 2006 was on increasing near-term profitability by streamlining our operations. To achieve this we announced a significant restructuring of our operations in July 2005 which resulted in a charge of $26.2 million. This restructuring primarily included work force reductions and abandonment of excess real estate facilities. Absent the impact of this charge our operational income was $39.1 million in Fiscal 2006 which was a substantial improvement over our operational income (absent the impact of a restructuring recovery) in Fiscal 2005, which was $27.6 million. Going forward we expect to generate annualized savings of approximately $38.0 to $40.0 million as a result of this restructuring initiative. In addition, we rationalized our product portfolio and made significant progress with our global partner program, particularly with Microsoft, Oracle and SAP. We received Microsoft’s Global ISV (Independent Software Vendor) of the year award and launched a program with Oracle which will include the joint selling of Oracle and Open Text products. This reinforces our belief that our global partner program is strong and we expect this momentum to continue in Fiscal 2007.

We are positive on the overall outlook for ECM in Fiscal 2007. Our objective in Fiscal 2007 is to increase our market share and we expect our level of partner sales to increase to 20% or more from our current level of approximately 15%. We will continue to adapt to market changes in the ECM sector by developing new solutions, leveraging our existing solutions and utilizing our partner programs to reach new customers, and to serve existing customers more effectively. We also expect to announce the “formal” release of Livelink ECM version 10.0, our next major product release, within the first six months of Fiscal 2007. Livelink 10.0 is a higher “value-added” application that will offer the ability to connect with or interact with various platforms from other vendors. Finally, we expect (contingent upon the successful closure of the Hummingbird acquisition) to focus our efforts on the operational integration of Hummingbird into our operations and to realize the synergies in our combined product offerings.

An analysis of each of the components of our “Results of Operations” follows:

Revenues

Revenue by Product Type

The following tables set forth our revenues by product and as a percentage of the related product revenue for the periods indicated:

(In thousands)	2006	2005-2006 Change in %	2005	2004-2005 Change in %	2004
License	$122,520	(10.3%)	$136,522	12.2%	$121,642
Customer support	189,417	5.7%	179,178	64.7%	108,812
Services	97,625	(1.5%)	99,128	63.6%	60,604

Total	$409,562	(1.3%)	$414,828	42.5%	$291,058

(% of total revenue)	2006	2005	2004
License	30.0%	32.9%	41.8%
Customer support	46.2%	43.2%	37.4%
Services	23.8%	23.9%	20.8%

Total	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue decreased by approximately $14.0 million in Fiscal 2006 compared to Fiscal 2005. The drop was primarily due to structural re-alignment of certain sales forces around the world, which decreased license revenue by approximately $16.3 million, as we continued to focus on streamlining our operations and to focus on future profitability. This decrease was offset by improved results in North America, where license revenue increased by approximately $5.6 million compared with Fiscal 2005. We believe the increased license revenue in North America was the result of a greater demand in North America for our ECM and SAP solutions. The remaining decrease in license revenue is attributable to a negative foreign exchange impact of $3.3 million.

License revenue increased in Fiscal 2005, compared to Fiscal 2004, by $14.9 million. We generated approximately $26.0 million in revenue from acquisitions and approximately $6.0 million related to the positive impact of foreign exchange rates. This increase was offset by the discontinuance of unprofitable revenue streams obtained through acquisitions. In addition, Fiscal 2005 revenue was negatively impacted by a shift in our business model that saw customers increasingly interested in buying, substantially, a full ECM platform, which had the impact of lengthening the sales cycle and close process for new deals and deals in the pipeline. Further, sales were impacted due to our need to partially rebuild our North American sales force, during the year, to meet the needs of our evolving business model. Finally, the large drop in the Euro during the fourth quarter had the effect of delaying purchase decisions with respect to several of our large European customers. For these reasons, our organic growth decreased in Fiscal 2005.

Customer Support Revenue

Customer support revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options. We have historically experienced a renewal rate over 90% but continue to encounter pricing pressure from our customers during contract negotiation and renewal. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

Customer support revenue increased by approximately $10.2 million in Fiscal 2006 compared to Fiscal 2005. All geographic regions contributed to the increase in customer support revenue from Fiscal 2005 to Fiscal 2006. North American customer support revenue rose by 5% in Fiscal 2006. European customer support revenue rose by 4% in Fiscal 2006, and customer support revenue in other regions increased by 7% in Fiscal 2006.

Customer support revenues increased by approximately $70.4 million in Fiscal 2005 compared to Fiscal 2004. The increase in customer support revenues resulted from several factors. Customer support revenues related to the Fiscal 2004 and Fiscal 2005 acquisitions accounted for approximately 47% and 8%, respectively, of the revenue growth. The increase in the number of licenses granted in Fiscal 2004, which resulted in an increased number of maintenance contracts, contributed to the growth in customer support revenues in Fiscal 2005. Moreover, we continued to experience very strong service support contract renewal rates for all of our products, which also contributed to the growth in customer support revenue.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue remained relatively stable in Fiscal 2006 albeit dropping very slightly by $1.5 million compared to Fiscal 2005. Service revenue was strong in North America, with revenues increasing by $8.5 million from Fiscal 2005 to Fiscal 2006. The increase in North American service revenue was due in part to its close relationship to license revenue. We believe this growth was the result of a strong market demand for our ECM solutions, namely our Livelink platform, as well as our strategic shift in focus towards deployment solutions and services consulting.

This increase in service revenue for North America was offset by a decrease in Fiscal 2006 service revenue of $8.2 million in Europe compared to Fiscal 2005. Approximately $2.5 million of this decrease was the result of lower license revenue in Europe. The remaining decrease was primarily the result of the cancellation through negotiation of several over- run legacy projects, and the cancellation of these projects forced us to lose short-term revenue. Although these projects resulted in less revenue for Fiscal 2006, we believe the cancellation of these projects will avert unprofitable long-term problems in the future.

Service revenue from countries other than North America and Europe resulted in a decrease of $1.4 million in Fiscal 2006 compared to Fiscal 2005. This decrease was primarily attributable to the decrease of license revenue in Fiscal 2006.

Overall, the foreign exchange impact on our service revenue was favorable by approximately $400,000.

Service revenues increased by approximately $38.5 million in Fiscal 2005 compared to Fiscal 2004. Service revenues related to Fiscal 2005 acquisitions represented 10% of the growth while Fiscal 2004 acquisitions represented approximately 45% of the growth. In Fiscal 2005, we completed the integration of the Fiscal 2004 acquisitions (most notably IXOS), aligning services with the sales verticals for consistent teaming on strategic accounts as well as delivering repeatable services solutions (as opposed to trying to deliver unique consulting solutions to each customer), which resulted in the growth in these revenues.

Revenue and Operating Margin by Geography

The following table sets forth information regarding our revenue by geography

Revenue by Geography

(In thousands)	2006	2005	2004
North America	$197,852	$173,767	$136,346
Europe	189,260	215,401	138,192
Other	22,450	25,660	16,520

Total	$409,562	$414,828	$291,058

% of Total Revenue	2006	2005	2004
North America	48.3%	41.9%	46.8%
Europe	46.2%	51.9%	47.5%
Other	5.5%	6.2%	5.7%

Total	100.0%	100.0%	100.0%

The overall increase in North America revenues in Fiscal 2006 versus Fiscal 2005 and Fiscal 2004 is reflective of our strengthened sales management, improved focus on sales process management, enhancement of lead generation processes and a focus on our key partnerships and verticals that represent our greatest opportunities. Decreases in European revenues reflect the weakening of European currencies and a structural re-alignment of our European sales force.

North America

The North America geographic segment includes Canada, the United States and Mexico.

Revenues in North America increased by $24.1 million in Fiscal 2006 compared to Fiscal 2005. The increase is the result of the North American market showing greater interest in our ECM and SAP solutions. In Fiscal 2006, North America saw an increase of 24 new customers, ranging from Fortune 500 companies, major government organizations and financial institutions.

Europe

The Europe geographic segment includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom.

Revenues in Europe decreased by $26.1 million in Fiscal 2006 compared to Fiscal 2005. The decrease can be attributed to the structural realignment of certain sales forces in Fiscal 2006. In Fiscal 2006, we focused on profitability which resulted in us having to give up growth in certain areas.

Other

The “other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

Revenues from our “other” segments decreased by $3.2 million in Fiscal 2006 compared to Fiscal 2005 primarily due to the reorganization of our operating model in certain areas, such as the Middle East. By leveraging our partner programs in these areas, we can enhance our sales force coverage and expect to see increased cost effectiveness in the future.

Adjusted Operating Margin by Significant Segment

The following table provides a summary of the Company’s adjusted operating margins by significant segment.

	2006	2005	2004
North America	19.5%	13.6%	16.0%
Europe	15.7%	12.4%	19.9%

Our adjusted operating margins have increased in all geographies in Fiscal 2006 compared to Fiscal 2005 on account of our customers being increasingly interested in purchasing a complete ECM platform which generally involves a larger dollar value transaction. This has the effect of lengthening lead times for new and existing opportunities.

The decrease in adjusted operating margins in Europe in Fiscal 2005 versus Fiscal 2004 is due to the fact that Fiscal 2004 included the results of IXOS from March 1, 2004. This resulted in a higher adjusted operating margin from IXOS than would have been realized on an annual basis due to the timing/seasonality of revenue and expenses. In addition, the rapid devaluation of the Euro in late Fiscal 2005 triggered deferrals of customer purchases late into the year.

The increase in margins in North America is due to a substantial realignment of our sales management efforts.

Adjusted operating margin is a non–GAAP financial measure. Such non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus our definition may be different from similar non-GAAP financial measures used by other companies. We use this financial measure to supplement the information provided in our consolidated financial statements, which are presented in accordance with U.S. GAAP. The presentation of adjusted operating margin is not meant to be a substitute for net income presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. Adjusted operating margin is calculated based on net income before including the impact of amortization of acquired intangibles, special charges, other income/expense, share-based compensation expenses and the provision for taxes. These items are excluded based upon the manner in which our management evaluates our business. We believe the provision of this non-GAAP measure allows our investors to evaluate the operational and financial performance of our core business using the same evaluation measures that we use to make decisions. As such we believe this non-GAAP measure is a useful indication of our performance or expected performance of recurring operations and may facilitate period-to-period comparisons of operating performance.

A reconciliation of our adjusted operating margin to net income as reported in accordance with U.S. GAAP is provided below:

	Year ended June 30, 2006	Year ended June 30, 2005	Year ended June 30, 2004
Revenue
North America	$197,852	$173,767	$136,346
Europe	189,260	215,401	138,192
Other	22,450	25,660	16,520

Total revenue	$409,562	$414,828	$291,058

Adjusted operating margin
North America	$38,569	$23,686	$21,768
Europe	29,796	26,646	27,511
Other	4,971	2,786	2,383

Total adjusted operating margin	73,336	53,118	51,662
Less:
Aggregate amortization of all acquired intangible assets	28,099	24,409	11,306
Special charges (recoveries)	26,182	(1,724)	10,005
Share-based compensation	5,196	—	—
Other expense (income)	4,788	3,116	(217)
Provision for income taxes	4,093	6,958	7,270

Net income	$4,978	$20,359	$23,298

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

(In thousands)	2006	2005-2006 Change in %	2005	2004-2005 Change in %	2004
License	$11,196	(3.0%)	$11,540	7.0%	$10,784
Customer Support	31,482	(4.8%)	33,086	63.0%	20,299
Service	79,610	(2.2%)	81,367	72.0%	47,319
Amortization of acquired technology acquired intangible	18,900	16.8%	16,175	124.3%	7,211

Total	$141,188	(0.7%)	$142,168	66.1%	$85,613

Cost of revenue as a % of revenue	2006	2005	2004
License	9.1%	8.5%	8.9%
Customer Support	16.6%	18.5%	18.7%
Service	81.5%	82.1%	78.1%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues decreased in Fiscal 2006 as our license revenues decreased, but the gross margin on licenses has remained stable over Fiscal 2006, Fiscal 2005 and Fiscal 2004 due to the fact that our overall cost structure has remained relatively unchanged.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues decreased by $1.6 million in Fiscal 2006 over Fiscal 2005 due to operational efficiencies achieved as the result of our global restructuring efforts.

Cost of customer support revenues increased $12.8 million in Fiscal 2005 compared to Fiscal 2006. The majority of the increase is attributable to personnel costs related to Fiscal 2004 acquisitions. The increased number of personnel in our customer support organization also drove increases in other general and administrative expenses including communication, travel and office expenses.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues decreased by $1.8 million in Fiscal 2006 versus Fiscal 2005 due to reduced professional services and training costs of $1.9 million offset by higher direct marketing costs of $108,000. Cost of service revenues as a percentage of service revenues remained stable at 81.5 % in Fiscal 2006 compared to 82.1% in Fiscal 2005.

Cost of service revenues increased by $34.0 million in Fiscal 2005 versus Fiscal 2004 due to additional costs assumed as a result of the Fiscal 2004 acquisitions since our Europe-based Fiscal 2004 acquisitions have made the service cost structure higher as a percentage of revenue.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets increased by $2.7 million in Fiscal 2006 compared to Fiscal 2005. The increase is due to the full year impact of the amortization of intangibles relating to our Fiscal 2005 acquisitions.

Amortization of acquired technology intangible assets increased by $9.0 million in Fiscal 2005 compared to Fiscal 2004. The increase is due to the impact of the Fiscal 2005 acquisitions and a full year’s amortization of the IXOS intangible assets, versus four months amortization in the prior year.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2006	2005-2006 Change in %	2005	2004-2005 Change in %	2004
Research and development	$59,184	(9.1%)	$65,139	49.3%	$43,616
Sales and marketing	104,419	(8.8%)	114,553	31.1%	87,362
General and administrative	45,336	(1.7%)	46,110	102.3%	22,795
Depreciation	11,103	0.6%	11,040	55.4%	7,103
Amortization of acquired intangible assets	9,199	11.7%	8,234	101.1%	4,095
Special charges (recoveries)	26,182	N/A	(1,724)	N/A	10,005

Total	$255,423	5.0%	$243,352	39.1%	$174,976

(in % of total revenue)	2006	2005	2004
Research and development	14.5%	15.7%	15.0%
Sales and marketing	25.5%	27.6%	30.0%
General and administrative	11.1%	11.1%	7.8%
Depreciation	2.7%	2.7%	2.4%
Amortization of acquired intangible assets	2.2%	2.0%	1.4%
Special charges (recoveries)	6.4%	(0.4%)	3.4%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses decreased by $6.0 million in Fiscal 2006 compared to Fiscal 2005 primarily due to a favorable reduction of labour expenses of $4.4 million owing to a reduction of headcount in Fiscal 2006, a reduction in overhead expenses of $1.9 million and recoverable input tax credits of $1.0 million offset by share-based payment expenses of $1.3 million.

Research and development expenses increased by $21.5 million in Fiscal 2005 compared to Fiscal 2004. The increase relates primarily to an increase of approximately $13.6 million in expenses relating to IXOS and Fiscal 2005 acquisitions, and an additional $3.2 million relating to increased personnel costs. The balance of the increase relates to the increased spending in our core development organization relating to the integration of IXOS archiving products with Open Text’s Livelink records management and collaboration products.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses declined by $10.1 million in Fiscal 2006 compared to Fiscal 2005. This decline relates primarily to a $7.4 million reduction of labour costs attributable to a reduction of headcount in Fiscal 2006, a reduction of $3.0 million in marketing expenses, a reduction of $2.1 million in overhead allocations offset by an increase of $2.0 million of share-based payment expenses and the rest due to miscellaneous increases in costs.

Sales and marketing expenses increased $27.2 million in Fiscal 2005 compared to Fiscal 2004. The absolute dollar increase in sales and marketing expenses in Fiscal 2005 relates to an increase of $14.9 million relating to the impact of IXOS. Additionally, we spent an additional $4.5 million on labor costs, $2.1 million on increased marketing expenses and $2.4 million on increased commissions to sales staff, related to an increased number of license sales. The rest of the increase relates to core operational spending on training, travel, recruitment and other miscellaneous costs. Additionally, sales and marketing personnel increased from 498 individuals at the end of Fiscal 2004 to 514 at the end of Fiscal 2005.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses as a percentage of sales have remained stable over both Fiscal 2006 and Fiscal 2005. These expenses increased marginally in absolute dollar terms as a result of a decrease in consulting and compliance related costs offset partially by an increase due to stock compensation expenses.

General and administrative expenses increased $23.3 million in Fiscal 2005 compared to Fiscal 2004. The absolute dollar increase in general and administrative expenses in Fiscal 2005 over Fiscal 2004 relates to an increase of $9.1 million relating to the impact of the IXOS acquisition. Additionally, in Fiscal 2005, we spent an additional $3.4 million on labor costs, $2.7 million on consulting costs, and $5.6 million as a result of separate public company costs, including additional audit fees, and Sarbanes-Oxley compliance fees.

Depreciation expenses

Depreciation expenses increased marginally in Fiscal 2006 over Fiscal 2005 due to additions in capital assets relating primarily to the addition of the Waterloo building and computer equipment.

Depreciation expenses increased by $3.9 million in Fiscal 2005 compared to Fiscal 2004 as a direct result of the increased value of capital assets acquired and additions through business acquisitions.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of patents and customer assets. Amortization of acquired technology is included as an element of cost of sales. The $1.0 million increase in amortization in Fiscal 2006 over Fiscal 2005 is due to the full year impact of the amortization of intangibles relating to our Fiscal 2005 acquisitions.

Amortization of acquired intangible assets increased $4.1 million in Fiscal 2005 compared to Fiscal 2004. The increase is due to the impact of the Fiscal 2005 acquisitions and a full year’s amortization of the IXOS intangible assets, versus four months amortization in the prior year. Because the amortization of acquired intangible assets is only included from the date of acquisition, this expense continued to increase substantially in Fiscal 2005 when a full year amortization was recorded for the Fiscal 2004 acquisitions.

Special charges (recoveries)

In Fiscal 2006, we recorded special charges of $26.2 million. This charge is primarily comprised of $21.6 million, relating to the Fiscal 2006 restructuring, $3.8 million related to the impairment of capital assets, and $1.0 million related to the impairment of intangible assets. This charge was offset by a recovery of miscellaneous expenses related to the Fiscal 2004 restructuring. Details of each component of special charges (recoveries) are discussed below.

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately $22.0 million of which $21.6 million has been recorded as of June 30, 2006. These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. On a quarterly basis we conduct an evaluation of these balances and revise our assumptions and estimates as appropriate. The provision related to workforce reduction is expected to be substantially paid by December 31, 2006 and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	13,982	6,708	933	21,623
Cash payments	(11,788)	(2,770)	(924)	(15,482)
Foreign exchange and other adjustments	491	197	—	688

Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829

The following table outlines restructuring charges incurred under the Fiscal 2006 restructuring plan, by segment, for the year ended June 30, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$7,798	$2,983	$415	$11,196
Europe	5,706	3,533	446	9,685
Other	478	192	72	742

Total charge for year ended June 30, 2006	$13,982	$6,708	$933	$21,623

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to our North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis we conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate. As a result of these evaluations, we recorded a recovery to this restructuring charge of $306,000 during the year ended June 30, 2006. This recovery represents primarily reductions to previous charges for estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. All actions relating to employer workforce reduction were completed as of March 31, 2006. The provision for facility costs is expected to be expended by 2011. The activity of our provision for the 2004 restructuring charge is as follows for each period presented below:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(139)	(306)
Cash payments	—	(659)	(659)
Foreign exchange and other adjustments	—	90	90

Balance as of June 30, 2006	$—	$1,170	$1,170

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2004	$3,290	$2,538	$90	$5,918
Revisions to prior accruals	(1,423)	(301)	—	(1,724)
Cash payments	(1,700)	(359)	(90)	(2,149)
Foreign exchange and other adjustments	—	—	—	—

Balance as of June 30, 2005	$167	$1,878	$—	$2,045

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2003	$—	$—	$—	$—
Revisions to prior accruals	5,656	3,317	1,032	10,005
Cash payments	(2,366)	(779)	(942)	(4,087)
Foreign exchange and other adjustments	—	—	—	—

Balance as of June 30, 2004	$3,290	$2,538	$90	$5,918

Impairment Charges

Impairment of capital assets

During Fiscal 2006, impairment charges of $3.8 million were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our estimate of disposal proceeds, net of anticipated costs to sell.

Impairment of intangible assets

During Fiscal 2006, impairment charges of $1.0 million were recorded relating to a write-down of intellectual property in North America. The intellectual property represents the fair value of acquired technology from the Corechange acquisition which closed in the 2003 fiscal year. The triggering event that gave rise to the impairment was a shift in the marketing and development strategy associated with this acquired technology and an assessment of where the technology is in terms of our assessment of the product lifecycle. The impairment was measured as the excess of the carrying amount over the discounted projected future net cash flows.

Income taxes

We recorded a tax provision of $4.1 million in Fiscal 2006 compared to $7.0 million during Fiscal 2005 and $7.3 million in Fiscal 2004. This equates to an effective tax rate of 42.4% in Fiscal 2006 versus an effective tax rate of 25.2% and 22.8% in Fiscal 2005 and Fiscal 2004, respectively. The increase in our effective tax rate in Fiscal 2006 versus the two preceding fiscal years is in part due to the fact that the corresponding tax benefit has not been realized on losses that resulted from our Fiscal 2006 restructuring charge.

Our deferred tax assets totaling $65.9 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $31.7 million is primarily made up of three components. The first component relates to $23.0 million arising from the amortization of timing differences relating to acquired intangible assets and future income inclusions. The second component of $4.1 million relates primarily to deferred credits arising from non capital losses and undeducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The third component of $1.4 million relates to deferred tax liability arising from investment tax credits. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $127.5 million is required in respect of our deferred income tax assets as at June 30, 2006. (A valuation allowance of $127.6 million was required for the deferred income tax assets as at June 30, 2005). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the year in certain foreign jurisdictions. In order to fully utilize the recognized deferred income tax assets of $65.9 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $188.0 million. Based on our current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of June 30, 2006.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

(in thousands)	June 30, 2006	June 30, 2005	Change in %
Cash and cash equivalents	$107,354	$79,898	34.4%
Net cash provided by (used in):
Operating activities	60,798	57,264	6.2%
Investing activities	(54,727)	(77,383)	(29.3)%
Financing activities	18,202	(58,920)	(130.9)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by approximately $3.5 million in Fiscal 2006 compared to Fiscal 2005 as a result of an increase in non cash adjustments of approximately $11.0 million and a net increase in operating assets and liabilities of approximately $7.9 million. The increase in net cash provided by operating activities was offset by a decrease in net income of approximately $15.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by approximately $22.7 million in Fiscal 2006 compared to Fiscal 2005. The overall decrease in investing expenditures was primarily due to the fact that we did not make any business acquisitions in Fiscal 2006 (which represented approximately $31.5 million in spending in Fiscal 2005) and our acquisition-related costs were lower by $5.7 million. In addition, we also spent $9.1 million less in Fiscal 2006 than Fiscal 2005 purchasing IXOS and Gauss shares. These savings in investment were offset by our increased capital spending of $1.4 million, $2.1 million on prior period acquisitions and an investment of $20.2 million in the shares of Hummingbird.

We currently own approximately 96% of IXOS. Based on current estimates we anticipate the additional cost of acquiring IXOS shares to be approximately $12.0 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing increased by approximately $77.1 million in Fiscal 2006 compared to Fiscal 2005. This increase was primarily due to the fact that we did not repurchase any of our Common Shares in Fiscal 2006, which represented $63.8 million in spending in Fiscal 2005 and as a result of the mortgage financing we secured on our Waterloo building, which represented approximately $12.9 million in Fiscal 2006.

In Fiscal 2006 we secured a demand operating facility of CDN $40.0 million with a Canadian chartered bank. Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowing. We have pledged certain of our assets as collateral for this demand operating facility. There are no stand-by fees for this facility. As of June 30, 2006, there were no borrowings outstanding under this facility.

We intend to finance the offer to purchase Hummingbird shares through loan facilities that are currently being negotiated with a Canadian chartered bank. The loan facilities were not finalized as of the date of the filing of this Annual report under Form 10-K. The facilities will potentially include a term loan facility and a revolving facility.

We anticipate that our cash and cash equivalents, available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next 12 months.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2007	2008 to 2009	2010-2011	2012 and beyond
Long-term debt obligations	$16,322	$1,089	$2,178	$13,055	$—
Operating lease obligations *	93,663	19,185	35,280	27,467	11,731
Purchase obligations	4,584	2,370	1,776	438	—

	$114,569	$22,644	$39,234	$40,960	$11,731

*	Net of $6.2 million of non-cancelable sublease income we are to receive from properties which we have subleased to other parties.

Rental expense of $11.3 million, $15.5 million and $14.3 million was recorded during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The long-term debt obligations are comprised of interest and principal payments on the five year mortgage on our recently constructed building in Waterloo, Ontario. See Note 9 “Bank Indebtedness” in our Notes to Consolidated Financial Statements under Item 8, in this Annual Report on this Form 10-K.

IXOS domination agreements

Based on the number of minority IXOS shareholders as of June 30, 2006, the estimated amount of Annual Compensation payable to IXOS minority shareholder was approximately $504,000 for the fiscal year ended June 30, 2006. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to reassess the amount of the Annual Compensation and the Purchase Price for the amounts offered under the IXOS DA. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price.

The costs associated with the above mentioned procedure are direct incremental costs associated with the ongoing step acquisitions of shares held by the minority shareholders. These disputes are a normal and probable part of the process of acquiring minority shares in Germany. We are unable to predict the future costs associated with these activities that will be payable in future periods.

For further details relating to the IXOS domination agreement refer to Note 13 “Commitments and Contingencies” in our Notes to Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K.

Gauss Squeeze out

We have recorded our best estimate of the amount payable to the minority shareholders of Gauss under the Squeeze Out. As of June 30, 2006, we had accrued $75,000 for such payments. We are currently not able to determine the final amount payable and we are unable to predict the date on which the resolutions will be registered in the commercial register.

We continue to incur direct and incremental costs associated with the Squeeze Out procedures and registration thereof. We are unable to predict the future costs associated with these activities that will be payable in future periods.

For further details relating to the Gauss Squeeze out refer to Note 13 “Commitments and Contingencies” in our Notes to Consolidated Financial Statements under Item 8, to this Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of our control.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgment and estimates used in the preparation of our Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. Management has discussed the development, selection and application of our critical accounting policies with the audit committee of our Board of Directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our Consolidated Financial Statements. The notes to the Consolidated Financial Statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Business combinations

We account for acquisitions of companies in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). We allocate the purchase price to tangible assets, intangible assets and liabilities based on estimated fair values at the date of acquisition with the excess of purchase price, if any, being allocated to goodwill.

Impairment of long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with FASB SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We test long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. An impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. We recorded an impairment charge of $1.0 million during the year ended June 30, 2006. (See Note 20 “Special Charges (Recoveries)” under Item 8 on this form 10-K).

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

Contractual relationships represent relationships that we have with certain customers on contractual or legal rights and are considered separable. We acquired these contractual relationships through business combinations and they were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized on a straight-line basis over their useful lives.

We continually evaluate the remaining useful life of our intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, we do not amortize goodwill. We performed, in accordance with SFAS 142, our annual impairment analysis of goodwill as of April 1, 2006. Historically, we performed our annual goodwill impairment test coincident with our year end of June 30. In Fiscal 2005, the date of the test was moved to the first day of the fourth quarter, in order to provide us with more adequate time to complete the analysis given the acceleration of public company reporting requirements. We believe that the accounting change described above is an alternative accounting principle that is preferable under the circumstances and that the change was not intended to delay, accelerate or avoid an impairment charge. The analysis in all years indicated that there was no impairment of goodwill in any of the reporting units. If estimates change, a materially different impairment conclusion could result.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the credit worthiness of our customers prior to order fulfillment and based on these evaluations, adjust credit limits to the respective customers. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2006 and 2005.

Asset retirement obligations

We account for asset retirement obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

We record product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement although an adjustment to reflect consumer price changes is not uncommon.

If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

We assess whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. Our sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. The only time exceptions are made to these standard terms is on certain sales in parts of the world where local practice differs. In these jurisdictions, our customary payment terms are in line with local practice.

b) Service revenues

Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenue from these services is recognized at the time such services are rendered as the time is incurred by us.

We also enter into contracts that are primarily fixed fee arrangements to render specific consulting services. The percentage of completion method is applied to these more complex contracts that involve the provision of services relating to the design or building of complex systems, because these services are essential to the functionality of other elements in the arrangement. Under this method, the percentage of completion is calculated based on actual hours incurred compared to the estimated total hours for the services under the arrangement. For those fixed fee contracts where the services are not essential to the functionality of a software element, the proportional performance method is applied to recognize revenue. Revenues from training and integration services are recognized in the period in which these services are performed.

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

In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

In addition, we are subject to examinations by taxation authorities of the jurisdictions in which we operate in the normal course of operations. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.

We record restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, “Accounting for Post Employment Benefits” (“SFAS 112”). SFAS 112 applies to post-employment benefits provided to employees under on-going benefit arrangements. In accordance with SFAS 112, we record such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of our policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sublease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Litigation

We are a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for our best estimate of such losses. To the extent that any of these legal proceedings are resolved and the result is that we are required to pay an amount in excess of what has been provided for in the financial statements, we would be required to record, against earnings, such excess at that time. If the resolution resulted in a gain to us, or a loss less than that provided for, such gain is recognized when received or receivable.

New Accounting Standards

Adoption of SFAS 123R

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation under the provisions of FASB SFAS 123R, using the modified prospective transitional method. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Our stock options are now accounted for under SFAS 123R. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

For the year ended June 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $7.68, using the following weighted average assumptions: expected volatility of 52%; risk-free interest rate of 4.6%; expected dividend yield of 0%; and expected life of 5.2 years.

For the year ended June 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $8.35, using the following weighted-average assumptions: expected volatility of 61%; risk-free interest rate of 3.2%; expected dividend yield of 0%; and expected life of 4.3 years.

For the year ended June 30, 2004, the weighted-average fair value of options granted, as of the grant date, during the periods was $10.33, using the following weighted-average assumptions: expected volatility of 60%; risk-free interest rate of 3.0%; expected dividend yield of 0%; and expected life of 3.5 years.

Share-based compensation cost included in the statement of income for the year ended June 30, 2006 was approximately $5.2 million. Additionally, deferred tax assets of $622,000 were recorded, as of June 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of June 30, 2006 the total compensation cost related to unvested awards not yet recognized is $9.2 million which will be recognized over a weighted average period of approximately 2 years.

We made no modifications to the terms of our outstanding share options in anticipation of the adoption of SFAS 123R. Also, we made no changes in either the quantity or type of instruments used in our share option plans or the terms of our share option plans.

Additionally, effective July 1, 2005, we amended the terms of our Employee Share Purchase Plan (“ESPP”) to set the amount at which Common Shares may be purchased by employees to 95% of the average market price on the Toronto Stock Exchange (“TSX”) or the NASDAQ on the last day of the purchase period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost is recorded related to the ESPP.

In order to calculate the fair value of share-based payment awards, we use the Black-Scholes model. This model requires the input of subjective assumptions, including stock price volatility, the expected exercise behavior and forfeiture rate. Expected volatilities are based on the historical volatility of our stock. The expected life of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option are determined by the US Treasury yields and the Government of Canada benchmark bond yields for U.S. dollar and Canadian dollar options, respectively, in effect at the time of the grant.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or we use different assumptions, our stock-based compensation expense could be materially different in the future. We are also required to estimate the forfeiture rate and only recognize the expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the period such determination is made.

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48 on Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”).

FIN 48 will be effective as of the beginning of the first annual period beginning after December 15, 2006 and will be adopted by us for the year ended June 30, 2008. We are currently assessing the impact of FIN 48 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables provide a sensitivity analysis on our exposure to changes in foreign exchange rates. For foreign currencies where we engage in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on our total revenues, operating expenses, and net income for the year ended June 30, 2006. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$17,371	$16,205	$1,166
British Pound	4,384	3,007	1,377
Canadian Dollar	2,855	6,837	3,982
Swiss Franc	4,053	2,290	1,763

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$11,479	$10,113	$1,366
British Pound	3,764	2,636	1,128
Canadian Dollar	2,848	6,856	4,008
Swiss Franc	2,586	1,476	1,110

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited management’s assessment, included under Part II, Item 9A of this Form 10-K, that Open Text Corporation maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Open Text Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 5, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Toronto, Canada

September 5, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Toronto, Canada

September 5, 2006

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$107,354	$79,898
Accounts receivable trade, net of allowance for doubtful accounts of $2,736 as of June 30, 2006 and $3,125 as at June 30, 2005 (note 8)	75,016	81,936
Income taxes recoverable	11,924	11,350
Prepaid expenses and other current assets	8,520	8,438
Deferred tax assets (note 15)	28,724	10,275

Total current assets	231,538	191,897
Investments in marketable securities (note 3)	21,025	—
Capital assets (note 4)	41,262	36,070
Goodwill (note 5)	235,523	243,091
Acquired intangible assets (note 6)	102,326	127,981
Deferred tax assets (note 15)	37,185	36,499
Other assets (note 7)	2,234	5,398

	$671,093	$640,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$62,535	$80,468
Current portion of long-term debt (note 9)	405	—
Deferred revenues	74,687	72,373
Deferred tax liabilities (note 15)	12,183	10,128

Total current liabilities	149,810	162,969
Long-term liabilities:
Accrued liabilities (note 10)	21,121	25,579
Long-term debt (note 9)	12,963	—
Deferred revenues	3,534	2,957
Deferred tax liabilities (note 15)	19,490	29,245

Total long-term liabilities	57,108	57,781
Minority interest	5,804	4,431
Shareholders’ equity:
Share capital (note 11)
48,935,042 and 48,136,932 Common Shares issued and outstanding at June 30, 2006 and June 30, 2005, respectively; Authorized Common Shares: unlimited	414,475	406,580
Commitment to issue shares	—	813
Additional paid-in capital	28,367	22,341
Accumulated other comprehensive income	42,654	18,124
Accumulated deficit	(27,125)	(32,103)

Total shareholders’ equity	458,371	415,755

	$671,093	$640,936

Commitments and Contingencies (note 13)
Subsequent Events (note 22)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. Dollars, except share and per share data)

	Year ended June 30,
	2006	2005	2004
Revenues:
License	$122,520	$136,522	$121,642
Customer support	189,417	179,178	108,812
Service	97,625	99,128	60,604

Total revenues	409,562	414,828	291,058

Cost of revenues:
License	11,196	11,540	10,784
Customer support	31,482	33,086	20,299
Service	79,610	81,367	47,319
Amortization of acquired technology intangible assets	18,900	16,175	7,211

Total cost of revenues	141,188	142,168	85,613

	268,374	272,660	205,445

Operating expenses:
Research and development	59,184	65,139	43,616
Sales and marketing	104,419	114,553	87,362
General and administrative	45,336	46,110	22,795
Depreciation	11,103	11,040	7,103
Amortization of acquired intangible assets	9,199	8,234	4,095
Special charges (recoveries) (note 20)	26,182	(1,724)	10,005

Total operating expenses	255,423	243,352	174,976

Income from operations	12,951	29,308	30,469

Other income (expense) (note 14)	(4,788)	(3,116)	217
Interest income, net	1,487	1,377	1,210

Income before income taxes	9,650	27,569	31,896
Provision for income taxes (note 15)	4,093	6,958	7,270

Net income before minority interest	5,557	20,611	24,626
Minority interest	579	252	1,328

Net income for the year	$4,978	$20,359	$23,298

Net income per share—basic (note 19)	$0.10	$0.41	$0.53

Net income per share—diluted (note 19)	$0.10	$0.39	$0.49

Weighted average number of Common Shares outstanding—basic	48,666,139	49,918,541	43,743,508

Weighted average number of Common Shares outstanding—diluted	49,949,593	52,091,860	47,272,113

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares		Warrants		Commitment to Issue Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Number	Amount
Balance as of June 30, 2003	39,136	$204,343	—	—	—	—	$(41,827)	$(119)	$162,397
Issuance of Common Shares
Under employee stock option plans	1,986	14,943	—	—	—	—	—	—	14,943
Under employee stock purchase plans	305	3,387	—	—	—	—	—	—	3,387
Acquisition of DOMEA eGovernment	117	2,411	—	—	—	—	—	—	2,411
Acquisition of IXOS	9,286	190,907	2,640	24,820	—	—	—	—	215,727
Under IXOS warrants exercised	225	6,775	(225)	(2,115)	—	—	—	—	4,660
Income tax effect related to stock options	—	4,249	—	—	—	—	—	—	4,249
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,933	1,933
Net income for the year	—	—	—	—	—	—	23,298	—	23,298

Total comprehensive income									25,231

Balance as of June 30, 2004	51,055	427,015	2,415	22,705	—	—	(18,529)	1,814	433,005
Issuance of Common Shares
Under employee stock option plans	343	2,049	—	—	—	—	—	—	2,049
Under employee stock purchase plans	260	4,350	—	—	—	—	—	—	4,350
Under IXOS warrant exercised	38	1,137	(38)	(364)	—	—	—	—	773
Reclass warrants to additional paid in capital on expiration	—	—	(2,377)	(22,341)	—	22,341	—	—	—
Domea eGovernment earn out	—	—	—	—	813	—	—	—	813
Repurchase and cancellation of shares	(3,559)	(29,902)	—	—	—	—	(33,933)	—	(63,835)
Income tax benefit related to stock options exercised	—	1,931	—	—	—	—	—	—	1,931
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	16,845	16,845
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(535)	(535)
Net income for the year	—	—	—	—	—	—	20,359	—	20,359

Total comprehensive income									36,669

Balance as of June 30, 2005	48,137	406,580	—	—	813	22,341	(32,103)	18,124	415,755
Issuance of Common Shares
Under employee stock option plans	470	3,663	—	—	—	5,161	—	—	8,824
Under employee stock purchase plans	281	3,419	—	—	—	—	—	—	3,419
Acquisition of DOMEA eGovernment	47	813	—	—	(813)	—	—	—	—
Income tax benefit related to stock options exercised	—	—	—	—	—	865	—	—	865
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	24,622	24,622
Minimum pension liability, net of tax	—	—	—	—	—	—	—	(47)	(47)
Unrealized holding losses on available-for-sale securities, net of tax								(45)	(45)
Net income for the year	—	—	—	—	—	—	4,978	—	4,978

Total comprehensive income									29,508

Balance as of June 30, 2006	48,935	$414,475	—	$—	$—	$28,367	$(27,125)	$42,654	$458,371

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income for the year	$4,978	$20,359	$23,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,202	35,449	18,409
Share-based compensation expense	5,196	—	—
Undistributed earnings related to minority interest	579	252	1,328
Deferred taxes	(4,314)	(1,168)	(2,244)
Impairment of capital assets	3,819	—	—
Impairment of intangible assets	1,046	—	—
Changes in operating assets and liabilities:
Accounts receivable	9,406	6,452	(2,461)
Prepaid expenses and other current assets	(65)	(1,327)	5,058
Income taxes (paid) recoverable	(3,818)	(3,902)	188
Accounts payable and accrued liabilities	(3,204)	(4,489)	(9,877)
Deferred revenue	5,228	7,224	1,616
Other assets	2,745	(1,586)	2,204

Net cash provided by operating activities	60,798	57,264	37,519

Cash flows from investing activities:
Acquisition of capital assets	(19,278)	(17,909)	(6,112)
Purchase of Optura, net of cash acquired	—	(3,347)	—
Purchase of Vista, net of cash acquired	—	(23,690)	—
Purchase of Artesia, net of cash acquired	—	(4,475)	—
Additional purchase consideration for prior period acquisitions	(3,284)	(1,182)	—
Purchase of Gauss, net of cash acquired	—	(487)	(9,764)
Purchase of DOMEA eGovernment, net of cash acquired	—	—	(3,403)
Purchase of IXOS, net of cash acquired	(5,126)	(13,779)	19,367
Other acquisitions	—	—	(3,163)
Investments in marketable securities	(20,241)	—	—
Acquisition related costs	(6,798)	(12,514)	(16,538)

Net cash used in investment activities	(54,727)	(77,383)	(19,613)

Cash flow from financing activities:
Payment of obligations under capital leases	—	(68)	(386)
Excess tax benefits on share-based compensation expense	865	—	—
Proceeds from issuance of Common Shares	4,569	6,399	18,330
Proceeds from exercise of warrants	—	773	4,660
Repurchase of Common Shares	—	(63,835)	—
Repayment of short-term bank loan	—	(2,189)	—
Proceeds from long-term debt	12,928	—	—
Repayment of long-term debt	(160)	—	—
Other	—	—	(668)

Net cash provided by (used in) financing activities	18,202	(58,920)	21,936

Foreign exchange gain on cash held in foreign currencies	3,183	1,950	591

Increase (decrease) in cash and cash equivalents during the year	27,456	(77,089)	40,433
Cash and cash equivalents at beginning of the year	79,898	156,987	116,554

Cash and cash equivalents at end of the year	$107,354	$79,898	$156,987

Supplementary cash flow disclosures (note 17)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

Open Text Corporation (the “Company” or “Open Text”) develops, markets, sells, and supports Enterprise Content Management (“ECM”) solutions. The Company’s principal product is called Livelink®. The Company offers its solutions both as end-user stand alone products and as fully integrated modules. Open Text markets and licenses its products and services in North America, Europe and the Asia Pacific region.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned with the exception of IXOS Software AG (“IXOS”) and Gauss Interprise AG, (“Gauss”) which as of June 30, 2006, were 96% and 95% owned, respectively, and as of June 30, 2005, were 94% and 95% owned, respectively. All inter-company balances and transactions have been eliminated. The Company has recorded a minority interest on its balance sheet in respect of IXOS to reflect the non-controlling interest in IXOS. Since Gauss had a deficit in shareholders’ equity on acquisition, no minority interest has been recorded (see Note 18—“Acquisitions” to our Notes to Consolidated Financial Statements).

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

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassification of amortization of acquired technology intangible assets to Cost of revenues from “Amortization of acquired intangible assets” set forth under “Operating Expenses”. The reclassification of amortization of acquired technology intangible assets to Cost of revenues decreased gross profit by $16.2 million for the year ended June 30, 2005, and $7.2 million of the year ended June 30, 2004 from previously reported amounts, with no change to income from operations or net income (loss) per share in any of the periods presented.

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

Investments in marketable securities

Investments in marketable securities are comprised of investments in the equity of a publicly listed corporation. The Company has classified this investment as Available-for-Sale (“AfS”). AfS investments are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity until realized. A decline in the market value of any AfS security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. An impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. The Company recorded an impairment of technology assets charge of $1.0 million during the year ended June 30, 2006. (See Note 20 “Special Charges (Recoveries)” for more details).

Acquired intangibles

This category consists of acquired technology and contractual relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis over its estimated useful life.

Contractual relationships represent relationships that the Company has with certain customers on contractual or legal rights and are considered separable. These contractual relationships were acquired by the Company through business combinations and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized on a straight-line basis over their estimated useful life.

The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, the Company does not amortize goodwill. The Company performed, in accordance with SFAS 142, its annual impairment analysis of goodwill as of April 1, 2006. Historically, the Company performed its annual goodwill impairment test coincident with its year-end of June 30. In Fiscal 2005, the date of the test was moved to the first day of the fourth quarter, in order to provide the Company with more adequate time to complete the analysis given the acceleration of public company reporting requirements. The Company believes that the accounting change described above is an alternative accounting principle that is preferable under the circumstances and that the change was not intended to delay, accelerate or avoid an impairment charge. The analysis in all years indicated that there was no impairment of goodwill in any of the reporting units. If estimates change, a materially different impairment conclusion could result.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company evaluates the credit worthiness of its customers prior to order fulfillment and based on these evaluations, adjusts credit limits to the respective customers. In addition to these evaluations, the Company conducts on-going credit evaluations of its customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, the Company’s historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2006 and 2005.

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

In the Company’s historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, the Company does not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

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

Fair value of financial instruments

Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

The fair value of the Company’s long-term debt approximates its carrying value based upon changes in interest rates and credit risk.

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

Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of common shares and stock equivalents outstanding using the treasury stock method during the year (see Note 19 “Net Income Per Share” in these Notes to Consolidated Financial Statements for more details).

Change in accounting policy

Share-based payment

On July 1, 2005, the Company adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transitional method. Previously, the Company had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Under the modified prospective transitional method, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123R, for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and the Company continues to provide pro forma disclosure as if it had accounted for employee share-based payments in all periods presented under the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented below.

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

Had the Company adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

	Year ended June 30, 2005	Year ended June 30, 2004
Net income for the period:
As reported	$20,359	$23,298
Share-based compensation cost not recognized in net income	6,035	3,410

Pro forma	$14,324	$19,888

Net income per share—basic
As reported	$0.41	$0.53
Pro forma	$0.29	$0.45
Net income per share—diluted
As reported	$0.39	$0.49
Pro forma	$0.27	$0.42

Refer to Note 12 “Share-Based Payments and Option Plans” in these Notes to Consolidated Financial Statements for details of stock options and share-based compensation costs recorded during the year ended June 30, 2006.

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

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48 on Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”).

Under FIN 48, an entity should presume that a taxing authority will examine a tax position when evaluating the position for recognition and measurement; therefore, assessment of the probability of the risk of examination is not appropriate. In applying the provisions of FIN 48, there will be distinct recognition and measurement evaluations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize will be measured as the maximum amount which is more likely than not, to be realized. The tax position should be derecognized when it is no longer more likely than not of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent management’s best estimate, given the information available at the reporting date, even though the outcome of the tax position is not absolute or final. Subsequent recognition, derecognition, and measurement should be based on new information. A liability for interest or penalties or both will be recognized as deemed to be incurred based on the provisions of the tax law, that is, the period for which the taxing authority will begin assessing the interest or penalties or both. The amount of interest expense recognized will be based on the difference between the amount recognized in the financial statements and the benefit recognized in the tax return. On transition, the change in net assets due to applying the provisions of the final interpretation will be considered as a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition.

FIN 48 will be effective as of the beginning of the first annual period beginning after December 15, 2006 and will be adopted by the Company for the year ended June 30, 2008. The Company is currently assessing the impact of FIN 48 on its financial statements.

NOTE 3—INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments in marketable securities consist of investments in the equity of Hummingbird Limited (“Hummingbird”). The cost of the investment was $21.1 million. Unrealized losses on this investment, net of tax, are included in accumulated other comprehensive income in shareholders’ equity. As of June 30, 2006, the Company recorded a cumulative loss of $45,000. The fair value of this investment as of June 30, 2006 was approximately $21.0 million and was determined based on the closing price of Hummingbird on the Toronto Stock Exchange. Because the Company has the ability and intent to hold this investment until market price recovery, this investment is not considered other than temporarily impaired.

The Company did not own any investments in marketable securities as of June 30, 2005.

On July 5, 2006, the Company announced its intention to make an offer to purchase all of the common shares of Hummingbird. For details relating to this offer see Note 22 “Subsequent Events” in these Notes to Consolidated Financial Statements.

NOTE 4—CAPITAL ASSETS

	As of June 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,605	$6,360	$2,245
Office equipment	8,281	6,992	1,289
Computer hardware	66,714	54,995	11,719
Computer software	17,023	11,737	5,286
Leasehold improvements	12,374	8,064	4,310
Building	16,726	313	16,413

	$129,723	$88,461	$41,262

	As of June 30, 2005
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,635	$6,998	$2,637
Office equipment	9,976	8,550	1,426
Computer hardware	65,900	54,122	11,778
Computer software	12,842	9,514	3,328
Leasehold improvements	17,588	10,366	7,222
Building	9,679	—	9,679

	$125,620	$89,550	$36,070

During the year ended June 30, 2006, impairment charges of $3.8 million were recorded against capital assets that were written down to fair value. For more details relating to this impairment refer to Note 20 “Special Charges (Recoveries)” in these Notes to Consolidated Financial Statements.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2004:

Balance, June 30, 2004	$223,752
Goodwill recorded during fiscal 2005:
Vista	8,714
Artesia	2,136
Optura	2,352
Adjustments relating to prior acquisitions	(822)
Adjustments on account of foreign exchange	6,959

Balance, June 30, 2005	243,091
Adjustments relating to prior acquisitions	(17,470)
Adjustments on account of foreign exchange	9,902

Balance, June 30, 2006	$235,523

Adjustments relating to prior acquisitions primarily relate to the reduction of goodwill on account of corresponding reductions in valuation allowances based upon the review and evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions originally assessed at the various dates of acquisition and offset by increases to goodwill relating to IXOS share purchases and step accounting adjustments.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2004	$76,816	$39,772	$116,588
Assets acquired and activity during fiscal 2005:
Vista	8,660	11,700	20,360
Artesia	3,300	1,600	4,900
Optura	1,300	700	2,000
Amortization expense	(16,175)	(8,234)	(24,409)
Other, including foreign exchange impact	2,207	6,335	8,542

Net book value, June 30, 2005	76,108	51,873	127,981
Activity during fiscal 2006:
Amortization expense	(18,900)	(9,199)	(28,099)
Impairment of intangible assets	(1,046)	—	(1,046)
Other, including foreign exchange impact	(988)	4,478	3,490

Net book value, June 30, 2006	$55,174	$47,152	$102,326

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets are made:

Fiscal years ending June 30,
2007	$27,838
2008	27,290
2009	20,942
2010	8,742
2011	6,228

Total	$91,040

The Company recorded a $1.0 million impairment of technology assets charge relating to a write down of intellectual property in North America. Refer to Note 20 “Special Charges (Recoveries)” in these Notes to Consolidated Financial Statements for details of the impairment relating to these intangible assets.

NOTE 7—OTHER ASSETS

	As of June 30,
	2006	2005
Restricted cash	$218	$2,442
Deposits	1,585	2,246
Loan receivable	228	266
Long-term prepaid expenses	199	379
Other	4	65

	$2,234	$5,398

The restricted cash relates to cash on hand that has been restricted in accordance with facility lease agreements. Deposits relate to security deposits provided to landlords in accordance with facility lease agreements.

NOTE 8—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2003	$1,933
Bad debt expense for the year	(940)
Write-off/adjustments	2,635

Balance of allowance for doubtful accounts as of June 30, 2004	3,628
Bad debt expense for the year	1,814
Write-off/adjustments	(2,317)

Balance of allowance for doubtful accounts as of June 30, 2005	3,125
Bad debt expense for the year	1,485
Write-off/adjustments	(1,874)

Balance of allowance for doubtful accounts as of June 30, 2006	$2,736

NOTE 9—BANK INDEBTEDNESS

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

As of June 30, 2006, the carrying values of the building and mortgage were $16.4 million and $13.4 million, respectively.

Credit facility

On February 2, 2006, the Company secured a new demand operating facility of CDN $40.0 million from a Canadian chartered bank. Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowings. The Company has pledged certain of its assets as collateral for this credit facility. There are no stand-by fees for this facility. As of June 30, 2006 there were no borrowings outstanding under this facility.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2006	As of June 30, 2005
Accounts payable—trade	$6,077	$11,182
Accrued salaries and commissions	15,020	20,081
Accrued liabilities	26,827	39,958
Amounts payable in respect of restructuring (note 20)	6,148	920
Amounts payable in respect of acquisitions and acquisition related accruals	8,463	8,327

	$62,535	$80,468

Long-term accrued liabilities

	As of June 30, 2006	As of June 30, 2005
Pension liabilities	$582	$625
Amounts payable in respect of restructuring (note 20)	1,851	1,125
Amounts payable in respect of acquisitions and acquisition related accruals	14,224	18,694
Other accrued liabilities	568	239
Asset retirement obligations	3,896	4,896

	$21,121	$25,579

Pension liabilities

IXOS, in which the Company acquired a controlling interest in March 2004, has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of June 30, 2006 was $2.6 million (June 30, 2005 – $2.3 million), while the fair value of the pension obligation as of June 30, 2006 was $3.0 million (June 30, 2005 – $2.9 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with SFAS 143. At June 30, 2006, the present value of this obligation was $3.9 million (June 30, 2005 – $4.9 million) with an undiscounted value of $4.8 million (June 30, 2005 – $6.8 million). These leases were primarily assumed in connection with the IXOS acquisition.

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

Transaction-related costs include amounts provided for certain pre-acquisition contingencies.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the year ended June 30, 2006.

	Balance June 30, 2005	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2006
IXOS
Employee termination costs	$338	$—	$(252)	$(64)	$22
Excess facilities	17,274	—	337	(210)	17,401
Transaction-related costs	2,167	—	(2,571)	1,020	616

	19,779	—	(2,486)	746	18,039

Gauss
Excess facilities	260	—	(189)	(71)	—
Transaction-related costs	298	—	(838)	574	34

	558	—	(1,027)	503	34

Eloquent
Transaction-related costs	487	—	6	(250)	243

	487	—	6	(250)	243

Centrinity
Excess facilities	3,928	—	274	(873)	3,329
Transaction-related costs	651	—	(234)	(196)	221

	4,579	—	40	(1,069)	3,550

Open Image
Transaction-related costs	135	—	3	(138)	—

	135	—	3	(138)	—

Artesia
Employee termination costs	50	—	(48)	(2)	—
Excess facilities	821	—	(161)	101	761
Transaction-related costs	79	—	(46)	(21)	12

	950	—	(255)	78	773

Vista
Transaction-related costs	121	—	(13)	(102)	6

	121	—	(13)	(102)	6

Optura
Excess facilities	172	—	(91)	(51)	30
Transaction-related costs	240	—	(78)	(150)	12

	412	—	(169)	(201)	42

Totals
Employee termination costs	388	—	(300)	(66)	22
Excess facilities	22,455	—	170	(1,104)	21,521
Transaction-related costs	4,178	—	(3,771)	737	1,144

	$27,021	$—	$(3,901)	$(433)	$22,687

The adjustments to goodwill relate to employee termination costs and excess facilities primarily to adjustments accounted for in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”). The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

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

On May 19, 2006, the Company commenced a repurchase program (“Repurchase Program”) that provided for the repurchase of up to a maximum of 2,444,104 Common Shares. Purchase and payment for the Company’s Common Shares, under the Repurchase Program, will be determined by the Board of Directors of Open Text and will be made in accordance with rules and policies of the NASDAQ.

During Fiscal 2006, the Company did not repurchase any Common Shares for cancellation.

The Repurchase Program will terminate on May 18, 2007.

During Fiscal 2005, the Company repurchased for cancellation 3,558,700 Common Shares at a cost of $63.8 million, under a previous repurchase program, of which $29.9 million has been charged to share capital and $33.9 million has been charged to accumulated deficit.

During Fiscal 2004, the Company did not repurchase any Common Shares for cancellation. On October 8, 2003, the Company declared a two-for-one split of the Company’s Common Shares effected by means of a stock dividend. All of the share and per share information presented in the consolidated financial statements reflects the stock dividend on a retroactive basis.

NOTE 12—SHARE BASED PAYMENTS AND OPTION PLANS

Option Plans

A summary of the Company’s various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted to account for the two-for-one stock split that occurred on October 22, 2003.

OPEN TEXT CORPORATION

	1995 “Restated” Flexible Stock Incentive Plan	1995 Replacement Stock Option Plan	1995 Supplementary Stock Option Plan (2)	1995 Directors Stock Option Plan (2)	1998 Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	IXOS Stock Option Plan	2004 Stock Option Plan	Vista Stock Option Plan	Artesia Stock Option Plan
Date of inception	Jun-95	Oct-95	Oct-95	Oct-95	Jun-98	Jan-03	Jan-04	Mar-04	Oct-04	Sep-04	Sep-04

Eligibility	Employees, officers, directors, and consultants	Employees, officers, directors, and consultants of Odesta	Former employees and directors of Odesta	Eligible non- employee directors (1)	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Former employees, and consultants of Quest Software Inc.	Eligible employees, and consultants of Artesia Technologies Inc.

Options granted to date	12,778,750	1,096,498	715,000	1,048,000	7,770,290	414,968	51,000	210,000	1,255,500	43,500	20,000

Options cancelled to date	(3,897,869)	(2,418)	(192,750)	(286,000)	(2,371,260)	(11,125)	(10,000)	(143,000)	(109,000)	(14,125)	(10,000)

Options exercised to date	(8,462,357)	(1,094,080)	(502,250)	(511,500)	(2,398,824)	(50,432)	—	—	(2,500)	—	—

Options outstanding	418,524	—	20,000	250,500	3,000,206	353,411	41,000	67,000	1,144,000	29,375	10,000

Termination grace periods	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason	1 year due to death; 90 days for any other reason	Immediately “for cause”; 3 months for any other reason	Immediately “for cause”; 90 days for any other reason	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	Over a 4 or 5 year period; options exercisable up to 10 years from grant date	Vest over a 3 year period; options exercisable up to 10 years from grant date	Vest over a 2 year period; options exercisable up to 10 years from grant date	Determined by Plan Administrator (1)	Determined by Plan Administrator (1)	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year

Exercise price range (average)	$2.13 – $5.94 ($4.31)	n/a	$2.13 – $2.13 ($2.13)	$6.45 – $7.41 ($7.07)	$6.09 – $24.77 ($12.02)	$12.09 – $13.50 ($12.30)	$26.24 – $26.24 ($26.24)	$26.24 – $26.24 ($26.24)	$14.02 – $20.71 ($15.55)	$17.99 – $17.99 ($17.99)	$17.99 – $17.99 ($17.99)

Expiration dates	10/30/2006 to 1/27/2008	n/a	9/17/2006	9/17/2007 to 3/5/2008	8/14/2008 to 02/3/2016	11/1/2012 to 1/28/2013	1/27/2014	1/27/2014	12/9/2011 to 6/1/2012	9/30/2010 to 9/3/2013	9/30/2010 to 9/3/2013

(1)	The Plan Administrator determined the non-employee directors of the Company to whom options are granted, the number of Common Shares subject to each option, the exercise price and vesting schedule of each option.
(2)	Representing the Board of Directors of the Company or, if established and duly authorized to act, the Executive Committee of the Board of Directors of the Company.

A summary of option activity from June 30, 2003 is set forth below:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Options outstanding as of June 30, 2003	6,453,796	$8.54
Granted during Fiscal 2004	809,000	20.89
Cancelled	(127,330)	12.07
Exercised	(1,986,485)	7.54

Options outstanding as of June 30, 2004	5,148,981	10.77
Granted during Fiscal 2005	965,500	16.67
Cancelled	(240,919)	14.81
Exercised	(343,288)	5.71

Options outstanding as of June 30, 2005	5,530,274	11.93
Granted during Fiscal 2006	629,500	15.40
Cancelled	(355,322)	18.81
Exercised	(470,436)	7.75

Options outstanding as of June 30, 2006	5,334,016	$12.25

As of June 30, 2006, there were exercisable options outstanding to purchase 3,782,649 (June 30, 2005 – 3,697,790) Common Shares with a weighted average exercise price of $10.69 (June 30, 2005 – $9.60).

The following table summarizes information regarding stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2005	Weighted Average Exercise Price
$ 2.13 – $ 6.45	554,274	1.07	$4.63	554,274	$4.63
6.72 – 6.88	724,236	2.33	6.86	724,236	6.86
7.41 – 10.39	652,750	3.97	9.30	602,750	9.21
10.53 – 12.09	801,350	4.96	11.39	713,850	11.31
12.16 – 14.10	676,261	6.09	13.89	406,144	13.84
14.56 – 15.47	547,770	5.63	14.88	141,020	14.93
15.66 – 16.92	571,000	5.21	16.72	283,375	16.51
17.04 – 19.14	576,375	7.26	17.73	286,250	17.86
20.00 – 26.24	230,000	7.97	23.09	70,750	24.98

$ 2.13 – $26.24	5,334,016	4.70	$12.25	3,782,649	$10.69

Share-Based Payments

Summary of Outstanding Stock Options

As of June 30, 2006, options to purchase an aggregate of 5,334,016 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 654,470 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan, which are the only plans under which the Company may issue further options. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant and the exercise price of options granted is equivalent to the fair market value of the stock at the date of grant except as noted hereinafter in the case of non-employee members of the Board of Directors only.

Options granted to non-employee members of the Board of Directors vest as of the date of the Company’s Annual General Meeting of shareholders immediately following the date of the grant of the options. The exercise price of options granted is usually equivalent to the fair market value of the stock at the date of grant but in no event is the exercise price less than the market price at the date of grant, as defined in the relevant stock option plan. During the year ended June 30, 2006, the exercise price of options granted to non-employee members of the Board of Directors, was $20.00 which was higher than the fair market value of the stock at the date of grant.

A summary of option activity under the Company’s stock option plans for the year ended and as at June 30, 2006 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2005	5,530,274	$11.93
Granted	629,500	15.40
Exercised	(470,436)	7.75
Forfeited or expired	(355,322)	18.81

Outstanding at June 30, 2006	5,334,016	$12.25	4.70	$11,681

Exercisable at June 30, 2006	3,782,649	$10.69	3.91	$14,185

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

For the year ended June 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $7.68, using the following weighted average assumptions: expected volatility of 52%; risk-free interest rate of 4.6%; expected dividend yield of 0%; and expected life of 5.2 years. A forfeiture rate of 5%, based on historical employee turnover rates, was used to determine the net amount of compensation expense recognized.

For the year ended June 30, 2005, the weighted-average fair value of options granted, as of the grant date, during the periods was $8.35, using the following weighted-average assumptions: expected volatility of 61%; risk-free interest rate of 3.2%; expected dividend yield of 0%; and expected life of 4.3 years.

For the year ended June 30, 2004, the weighted-average fair value of options granted, as of the grant date, during the periods was $10.33, using the following weighted-average assumptions: expected volatility of 60%; risk-free interest rate of 3.0%; expected dividend yield of 0%; and expected life of 3.5 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the audited Notes to the Consolidated Financial Statements in the Company’s Form 10-Ks or in the notes to the unaudited Condensed Consolidated Financial Statements in the Company’s Form 10-Qs except that the unvested portion at the date of adoption is adjusted to reflect the Company’s estimate of forfeitures. As of June 30, 2006, the total compensation cost related to unvested stock awards not yet recognized in the statement of income was $9.2 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the statement of income for the year ended June 30, 2006 was approximately $5.2 million. Deferred tax assets of $622,000 were recorded, as of June 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset. The impact of adoption of SFAS 123R, for the year ended June 30, 2006 was a decrease in net income of $4.6 million, net of related tax effects, and a decrease to net income per share of $0.09 on both a basic and diluted share basis.

For the year ended June 30, 2006, cash in the amount of $3.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the year ended June 30, 2006 from the exercise of options eligible for a tax deduction was $865,000 which was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

Prior to July 1, 2005, the Company offered its employees the opportunity to buy its Common Shares, through an employee stock purchase plan (“ESPP”) at a purchase price equal to the lesser of 85% of the weighted-average trading price of the Common Shares based on the Toronto Stock Exchange (“TSX”) or NASDAQ in the period of five trading days immediately preceding the first business day of the purchase period and 85% of the weighted average trading price of the Common Shares in the period of five trading days immediately preceding the last business day of the purchase period. The ESPP, under its original terms, qualified as a non-compensatory plan under APB 25 and as such no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

The original terms of the ESPP would have resulted in it being treated as a compensatory plan under the fair value-based method. Effective July 1, 2005, the Company amended the terms of its ESPP to set the amount at which Common Shares may be purchased by employees to 95% of the average market price based on the TSX or NASDAQ on the last day of the purchase period. The choice of the appropriate market for determining the average market price is based upon the market that had the greatest volume of trading of Common Shares in that period. As a result of the amendments, the ESPP is no longer considered a compensatory plan under the provisions of SFAS 123R, and as a result no compensation cost has been recorded in relation to the ESPP for the year ended June 30, 2006.

During the year ended June 30, 2006, 281,093 Common Shares were issued under the ESPP for cash collected from employees totaling $3.4 million. In addition, cash in the amount of $660,000 was received from employees that will be used to purchase Common Shares in future periods.

During the year ended June 30, 2005, 260,000 Common Shares were issued under the ESPP for cash collected from employees totaling $4.4 million.

During the year ended June 30, 2004, 305,000 Common Shares were issued under the ESPP for cash collected from employees totaling $3.4 million.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2007	2008 to 2009	2010-2011	2012 and beyond
Long-term debt obligations	$16,322	$1,089	$2,178	$13,055	$—
Operating lease obligations *	93,663	19,185	35,280	27,467	11,731
Purchase obligations	4,584	2,370	1,776	438	—

	$114,569	$22,644	$39,234	$40,960	$11,731

*	Net of $6.2 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $11.3 million, $15.5 million and $14.3 million was recorded during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The long-term debt obligations are comprised of interest and principal payments on the 5 year mortgage on the Company’s recently constructed building in Waterloo, Ontario. See “Note 9 Bank Indebtedness” under the Notes to Consolidated Financial Statements.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “IXOS DA”) with IXOS. The IXOS DA came into force in August 2005 when it was registered in the commercial register at the local court in Munich. Under the terms of the IXOS DA, Open Text acquired authority to issue directives to the management of IXOS. Also within the terms of the IXOS DA, Open Text offered to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Additionally, Open Text has guaranteed a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”).

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, the Company commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the statements of income for the year ended June 30, 2006.

Based on the number of minority IXOS shareholders as of June 30, 2006, the estimated amount of Annual Compensation was approximately $504,000 for the fiscal year ended June 30, 2006. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to reassess the amount of the Annual Compensation and the Purchase Price

(the “IXOS Appraisal Procedures”) for the amounts offered under the IXOS DA. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price in the IXOS Appraisal Procedures. The purchase offer made under the IXOS DA will expire at the end of the IXOS Appraisal Procedures.

These disputes are a normal and probable part of the process of acquiring minority shares in Germany. The costs associated with the above mentioned shareholder objections to the fair value of the Annual Compensation and the Purchase Price are direct incremental costs associated with the ongoing step acquisitions of shares held by the minority shareholders and have been deferred within Goodwill pending the outcome of the objections. The Company is unable to predict the future costs associated with these activities that will be payable in future periods.

Gauss domination agreements

Pursuant to a domination agreement dated November 4, 2003 (the “Gauss DA”) between Open Text and Gauss, Open Text has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per share (the “Gauss Purchase Price I”). As a result of certain shareholders having filed for a special court procedure to reassess the amount of the Gauss Purchase Price I that must be payable to minority shareholders as a result of the Gauss DA (the “Gauss Appraisal Procedure I”), the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Open Text to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per share (“Gauss Purchase Price II”), commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process (the “Gauss Appraisal Procedure II”). The shareholders’ resolution on the Gauss DA and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Gauss DA and the authorization to the management board of Gauss to file for a delisting are null and void. As a result of an out of court settlement, the complaints have been withdrawn and it has been agreed between Open Text and the minority Gauss shareholders that an amount of Euro 0.05 per share per annum (the “Gauss Annual Compensation”) will be payable as compensation to certain shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter. The Gauss Appraisal Procedures I and II are still pending. It cannot be predicted at this stage, whether the court will increase the Gauss Purchase Price and/or the Gauss Annual Compensation.

In Germany, once ownership of 95% of the shares of a company is obtained, an acquirer can go through a “Squeeze-Out” process which is very similar to the Domination Agreement process. The only difference is if the Squeeze Out is registered, the shares of minority shareholders are transferred automatically—by virtue of the law—to the acquirer. On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Open Text, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders’ meeting held less than 5% of the shares of Gauss, to Open Text (“Squeeze Out”). The resolutions will become effective when registered in the commercial register at the local court of Hamburg. Registration of these resolutions is currently pending. Certain shareholders of Gauss have filed suits to oppose all or some of the resolutions of the shareholders’ meeting of August 25, 2005. Additionally, a “fast track” motion has been commenced by Gauss to apply for registration, which is still pending in the Court of Appeals in Hamburg. The First Instance Court of Hamburg ruled on February 13, 2006 that the resolution on the Squeeze Out was void; Gauss has appealed the judgment and believes that the decision of the First Instance Court of Hamburg will be overturned, but the outcome of the appeal is uncertain at this time. On July 14, 2006, the shareholders meeting of Gauss confirmed the Squeeze Out resolution; however, registration is still pending.

The Company believes that the registration of these resolutions is a reasonable certainty. Accordingly, the Company has recorded its best estimate of the amount payable to the minority shareholders of Gauss under the

Squeeze Out. As of June 30, 2006, the Company accrued $75,000 for such payments. The Company is not currently able to determine the final amount payable and it is unable to predict the date on which the resolutions will be registered in the commercial register.

The Company continues to incur direct and incremental costs in connection with the Squeeze Out procedures and registration thereof and have been deferred within Goodwill pending the outcome of the Squeeze Out procedures. The Company is unable to predict the future costs associated with these activities that will be payable in future periods.

Guarantees and indemnifications

The Company has entered into license agreements with customers that include limited intellectual property indemnification clauses. Generally, the Company agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third party intellectual property rights. In the event of such a claim, the Company is generally obligated to defend its customers against the claim and either settle the claim at the Company’s expense or pay damages that its customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. The Company has not made any indemnification payments in relation to these indemnification clauses.

In connection with certain facility leases, the Company has guaranteed payments on behalf of its subsidiaries either by providing a security deposit with the landlord or through unsecured bank guarantees obtained from local banks. Additionally, the Company’s current end-user license agreement contains a limited software warranty.

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying consolidated balance sheet since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

Litigation

The Company is subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, the Company’s management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position, results of operations and cash flows.

NOTE 14—OTHER INCOME (EXPENSE)

Included in other income (expense) for the year ended June 30, 2006 are primarily foreign exchange losses of $4.8 million.

Included in other income (expense) for the year ended June 30, 2005 are primarily foreign exchange losses of $1.8 million and an amount of $754,000 relating to interest charges and legal costs incurred on the settlement of the action brought against the Company by the Harold L. Tilbury and Yolanda O. Tilbury, Trustees of the Harold L. Tilbury Jr. and Yolanda O. Tilbury Family Trust.

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

The income before income taxes consisted of the following:

	Year Ended June 30,
	2006	2005	2004
Domestic income	$15,206	$20,255	$15,457
Foreign income (loss)	(5,556)	7,314	16,439

Income before income taxes	$9,650	$27,569	$31,896

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2006	2005	2004
Expected statutory rate	36.12%	36.10%	36.40%

Expected provision for income taxes	$3,486	$9,952	$11,610
Effect of permanent differences	2,314	534	(151)
Effect of foreign tax rate differences	(569)	(3,456)	(491)
Effect of change in tax rates	298	—	(855)
Tax incentive for research and development	(428)	—	(506)
Benefit of losses	(3,018)	(3,977)	(2,004)
Change in valuation allowance	4,892	5,132	236
Difference in tax filings from provision	(2,792)	(2,522)	—
Other items	(90)	1,295	(569)

	$4,093	$6,958	$7,270

The subsequent recognition of a benefit related to the realization of tax loss carry forwards or deductible temporary differences acquired in a business combination where a valuation allowance had been established for these assets at the date of acquisition are applied to reduce goodwill and are not included in income. During Fiscal 2006, the recognition of $19.3 million (June 30, 2005—$3.5 million) in pre-acquisition tax benefits of acquired companies was recorded as an adjustment (reduction) to goodwill.

As at June 30, 2006, a valuation allowance of $94.3 million (June 30, 2005—$113.6 million) has been recorded on acquired deferred tax assets in business combinations where the Company had concluded that it is more likely than not that all or a portion of the acquired tax benefits would not be realized in the future. Subsequent recognition of these tax benefits will be applied as a reduction in goodwill.

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2006	2005	2004
Domestic:
Current income taxes	$—	$—	$—
Deferred income taxes	2,730	2,173	1,265

	2,730	2,173	1,265

Foreign:
Current income taxes	8,407	8,126	9,514
Deferred income taxes	(7,044)	(3,341)	(3,509)

	1,363	4,785	6,005

Provision for income taxes	$4,093	$6,958	$7,270

The Company has approximately $22.1 million of domestic non-capital loss carryforwards which expire between 2007 and 2016 and $10.2 million of domestic capital loss carryforwards that have no expiry date. In addition, the Company has $379.8 million of foreign non-capital loss carry forwards of which $240.3 million have no expiry date. $28.1 million of these are U.S. losses that are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of the foreign losses expire between 2007 and 2025. The Company also has $1.9 million of foreign capital loss carryforwards that have no expiry date. In addition, investment tax credits of $8.4 million will expire between 2014 and 2016.

The primary temporary differences which gave rise to net deferred tax assets at June 30, 2006 and 2005 are:

	Year Ended June 30,
	2006	2005
Deferred tax assets
Non-capital loss carryforwards	$140,740	$143,445
Capital loss carryforwards	2,204	2,203
Employee stock options	782	436
Undeducted scientific research and development expenses	9,033	4,956
Depreciation and amortization	8,826	5,818
Financing fees	371	133
Restructuring costs and other reserves	23,764	11,540
Other	7,679	5,877

Total deferred tax asset	193,399	174,408
Valuation allowance	(127,490)	(127,634)

Net deferred tax asset	65,909	46,774

Deferred tax liabilities
Scientific research and development tax credits	1,359	579
Deferred credits	4,151	4,356
Acquired intangibles	23,009	31,636
Other	3,154	2,802

Deferred tax liabilities	31,673	39,373

	$34,236	$7,401

Comprised of:
Current assets	$28,724	$10,275
Long-term assets	37,185	36,499
Current liabilities	(12,183)	(10,128)
Long-term liabilities	(19,490)	(29,245)

	$34,236	$7,401

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the years ended June 30, 2006, 2005 and 2004, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM.

Adjusted operating margin from operating segments does not include amortization of acquired intangible assets, provision for (recovery of) restructuring charges, other income (expense), share-based compensation and provision for income taxes. Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

Information about reportable segments is as follows:

	Year ended June 30, 2006	Year ended June 30, 2005	Year ended June 30, 2004
Revenue
North America	$197,852	$173,767	$136,346
Europe	189,260	215,401	138,192
Other	22,450	25,660	16,520

Total revenue	$409,562	$414,828	$291,058

Adjusted operating margin
North America	$38,569	$23,686	$21,768
Europe	29,796	26,646	27,511
Other	4,971	2,786	2,383

Total adjusted operating margin	73,336	53,118	51,662
Less:
Amortization of acquired intangible assets	28,099	24,409	11,306
Special charges (recoveries)	26,182	(1,724)	10,005
Share-based compensation	5,196	—	—
Other expense (income)	4,788	3,116	(217)
Provision for income taxes	4,093	6,958	7,270

Net income	$4,978	$20,359	$23,298

Segment assets
North America	$268,231	$251,133
Europe	331,139	343,421
Other	38,550	41,786

Total segment assets	$637,920	$636,340

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 2006 and 2005.

	As of June 30,
	2006	2005
Segment assets	$637,920	$636,340
Investments in marketable securities	21,025	—
Cash and cash equivalents (corporate)	12,148	4,596

Total assets	$671,093	$640,936

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
Total revenues:
Canada	$31,111	$20,279	$16,662
United States	166,741	153,488	119,684
United Kingdom	37,528	50,103	35,547
Germany	71,494	79,086	43,447
Rest of Europe	80,238	86,212	59,198
Other	22,450	25,660	16,520

Total revenues	$409,562	$414,828	$291,058

	As of June 30,
	2006	2005
Segment assets:
Canada	$97,421	$79,244
United States	170,810	171,889
United Kingdom	53,501	28,854
Germany	177,651	132,806
Rest of Europe	99,987	181,761
Other	38,550	41,786

Total segment assets	$637,920	$636,340

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of June 30,
	2006	2005
North America	$89,499	$92,375
Europe	124,827	128,838
Other	21,197	21,878

	$235,523	$243,091

NOTE 17—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$397	$248	$46
Cash received during the year for interest	1,884	1,625	1,256
Cash paid during the year for income taxes	2,953	6,658	6,277

During the year ended June 30, 2006, the Company acquired capital assets in the amount of $1.9 million which were not paid for at the end of the fiscal year (June 30, 2005 – $3.8 million, June 30, 2004 – nil). Additionally, during the year ended June 30, 2006 the Company issued approximately 47,000 Common Shares in the amount of $813,000 representing the fair value of the Company’s commitment to issue Common Shares to the former shareholders of SER Solutions Software GmbH and SER eGovernment Deutschland GmbH (together “DOMEA eGovernment”). Refer to Note 18 “Acquisitions” in these Notes to Consolidated Financial Statements for details relating to this transaction.

During the year ended June 30, 2006, the Company acquired investments in marketable securities in the amount of $829,000 which were not paid for at the end of the fiscal year (June 30, 2005 and June 30, 2004 – nil).

NOTE 18—ACQUISITIONS

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

Consideration for this acquisition consisted of $3.7 million in cash, of which $2.7 million was paid at closing and $1.0 million was paid into escrow, as provided for in the share purchase agreement. During Fiscal 2006, $864,000 was paid in cash, with a reminder of $136,000 left in escrow. This remainder in escrow is expected to be paid within Fiscal 2007.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets, including cash acquired of $315	$1,537
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,151

Total assets acquired	5,802
Total liabilities assumed	(2,140)

Net assets acquired	$3,662

The customer assets of $700,000 have been assigned a useful life of five years. The technology assets of $1.3 million have been assigned a useful life of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to reduce acquisition related liabilities by $118,000 due to the refinement of management’s original estimates. Approximately $42,000 remains accrued at June 30, 2006. Liabilities related to transaction-related charges are expected to be paid within Fiscal 2007. Liabilities related to excess facilities will be paid over the term of the lease which expires in September 2006.

During Fiscal 2005, a director of the Company received approximately $47,000 in consulting fees for assistance with the acquisition of Optura. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

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

Consideration for this acquisition consisted of $5.2 million in cash, of which $3.2 million was paid at closing and $2.0 million was paid into escrow, and released during Fiscal 2006.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets, including cash acquired of $773	$2,165
Long-term assets	3,936
Customer assets	1,700
Technology assets	3,300
Goodwill	330

Total assets acquired	11,431
Total liabilities assumed	(6,183)

Net assets acquired	$5,248

The customer assets of $1.7 million have been assigned a useful life of five years. The technology assets of $3.3 million have been assigned useful lives of three to five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $1.8 million. The liabilities related to severance charges, transaction costs, and costs relating to facilities. The purchase price was subsequently adjusted to reduce acquisition-related liabilities by $241,000 due to the refinement of management’s estimates. Liabilities related to severance charges were fully paid as of June 30, 2006 and those relating to transaction costs are expected to be paid in Fiscal 2007. Liabilities related to excess facilities will be paid over the term of the lease which expires in May 2010.

During Fiscal 2005, a director of the Company received $112,000 in consulting fees for assistance with the acquisition of Artesia. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

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

Consideration for this acquisition consisted of $23.7 million in cash, of which $21.7 million was paid at closing and $2.0 million was held in escrow and released on November 30, 2005, as provided for in the purchase agreement.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets	$264
Long-term assets	63
Customer assets	10,900
Technology assets	8,430
Goodwill	9,535

Total assets acquired	29,192
Total liabilities assumed	(5,502)

Net assets acquired	$23,690

The customer assets of $10.9 million and the technology assets of $8.4 million have been assigned useful lives of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized transaction costs in connection with this acquisition of $480,000. The purchase price was subsequently adjusted to reduce acquisition-related liabilities by $102,000 due to the refinement of management’s estimates. Approximately $6,000 remains accrued at June 30, 2006. These costs are expected to be paid within Fiscal 2007.

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

IXOS is a leading vendor of solutions for ECM. IXOS enterprise solutions help businesses achieve efficient management and display of web information, optimization of business processes, and secure, long-term archiving of all business documents in a highly-scaleable document repository.

The following table summarizes the impact of step acquisitions and adjustments to the purchase price and the amount assigned to assets acquired and liabilities assumed at June 30, 2005 and 2006:

	As of June 30, 2005	Step Acquisitions and Purchase Price Adjustments (a)(b)	As of June 30, 2006
Current assets	$87,498	$210	$87,708
Long-term assets	37,889	12,757	50,646
Customer assets	37,500	537	38,037
Technology assets	61,927	1,124	63,051
Goodwill	165,478	(9,802)	155,676

Total assets acquired	390,292		395,118
Current liabilities	(55,921)	(120)	(56,041)
Long-term liabilities	(34,125)	225	(33,900)
Liabilities recognized in connection with the business combination	(46,873)	(746)	(47,619)

Total liabilities assumed	(136,919)		(137,560)
Minority interest	(2,633)	638	(1,995)

Net assets acquired	$250,740		$255,563

(a)	Adjustments made to the IXOS purchase price equation relate primarily to incremental shares purchased within Fiscal 2006 and certain purchase price adjustments made within the allocation period as defined by SFAS 141.

Other adjustments to the purchase price equation in the current fiscal year relate to:

•	The recognition of certain deferred tax assets in respect of pre-acquisition tax attributes of IXOS in accordance with SFAS 109 ;

•	Adjustments to goodwill relating to employee termination costs and excess facilities in accordance with EITF 95-3;

•	Adjustments to goodwill relating to transaction costs accounted for in accordance with SFAS 141.

(b)	The Company increased its ownership of IXOS to approximately 96% during the year ended June 30, 2006. This was done by way of purchases of IXOS shares. Prior to these purchases, Open Text held, as of June 30, 2005, approximately 94% of the outstanding shares of IXOS. Total consideration of $5.1 million was paid for the purchase of IXOS shares during the year ended June 30, 2006. The Company stepped up its share of the fair value increments of the assets acquired and the liabilities assumed of IXOS to the extent of the increased ownership of IXOS. The minority interest in IXOS has been reduced to reflect the appropriate lower minority interest ownership in IXOS. The impact of these step purchases has been reflected in the purchase allocation table above.

The portion of the purchase price allocated to goodwill of $155.7 million was assigned to the Company’s reportable geographic segments as follows:

As of June 30, 2006
North America	$59,157
Europe	82,508
Other	14,011

$155,676

Customer assets of $38.0 million were assigned a useful life of 10 years, while the technology assets of $63.1 million, had an estimated useful life of between five years and seven years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of IXOS totaling approximately $47.6 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the IXOS workforce, in addition to transaction costs and costs relating to provisioning for excessive facilities. Of the approximately $47.6 million in total liabilities recognized in connection with the acquisition, approximately $18.0 million remains accrued at June 30, 2006. This amount is primarily attributable to excess facilities which will be paid over the term of the respective leases.

IXOS had approximately $146.1 million (Fiscal 2005 – $123.5 million) of net operating loss carry forwards and other future deductions at June 30, 2006. As of June 30, 2005, the Company had recorded $4.1 million of deferred tax assets in the purchase price allocation related to these operating loss carryforwards and other future deductions since it was considered unlikely that the Company would be able to utilize most of the loss carry forwards and other future deductions. As of June 30, 2006, the gross deferred tax asset related to these loss carry forwards and other future deductions was $26.5 million and was offset by a valuation allowance and deferred tax liabilities totaling $23.8 million. During Fiscal 2006, the Company utilized $16.5 million of these acquired tax losses with regard to future loss utilizations resulting in a reduction of goodwill of $3.2 million. The Company will continue to review and evaluate these net operating loss carry forwards and other future deductions. If the Company determines that it is more likely than not that it will realize the tax attributes related to IXOS in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

During Fiscal 2005, a Director of the Company received $220,000 in consulting fees for assistance with the acquisition of IXOS. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Gauss

On October 16, 2003, 2016090 Ontario Inc. (“Ontario”), a wholly owned subsidiary of Open Text, acquired approximately 75% of the shares of Gauss Interprise AG (“Gauss”) pursuant to several sale and purchase agreements with major shareholders. The results of Gauss’ operations have been included in the consolidated financial statements of Open Text since that date. As of June 30, 2006, Open Text had acquired approximately 95% of the common shares of Gauss as a result of these agreements, as well as through the purchase of common shares on the open market and through a public tender offer. Total cash consideration paid for the Company’s interest in Gauss is $10.3 million.

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

As of June 30, 2006
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

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of Gauss totaling $4.2 million. The liabilities recognized include severance and related charges in connection with a worldwide reduction in the Gauss workforce, transaction costs and costs relating to provisioning for excess facilities. Of the total liabilities recognized in connection with the acquisition, $34,000 remains accrued at June 30, 2006. Liabilities related to transaction-related charges are expected to be paid in Fiscal 2007. Liabilities related to facilities will be paid over the term of the lease.

During Fiscal 2005, a Director of the Company received $170,000 in consulting fees for assistance with the acquisition of Gauss. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Domea eGovernment

On October 23, 2003, Open Text acquired all the common shares of DOMEA eGovernment for total consideration of up to $11.4 million, subject to meeting certain revenue performance and certain adjustments based on the Company’s assets and liabilities. The results of DOMEA eGovernment’s operations have been included in the consolidated financial statements of Open Text since that date. DOMEA eGovernment develops and markets the DOMEA eGovernment® software solution. The purchase price included contingent consideration of up to $3.8 million that could be earned by the former shareholders of DOMEA eGovernment based on the achievement of certain revenue targets through December 31, 2004. Amounts earned under this arrangement were to be paid in the form of 50% cash and 50% in Open Text Common Shares. The revenue targets were achieved and accordingly $813,000 was recorded in the year ended June 30, 2005, as due and payable to the former shareholders of Domea eGovernment, and $813,000 was recorded within shareholders’ equity representing the fair value of the Company’s commitment to issue Common Shares. Based on the share purchase agreement, $813,000 of cash was paid on July 5, 2005 and the shares were issued on September 1, 2005.

The following table summarizes the purchase price allocation.

Current assets	$2,537
Long-term assets	249
Customer assets	2,091
Technology assets	2,829
Goodwill	5,264

Total assets acquired	12,970
Current liabilities	(2,080)
Long-term liabilities	(1,336)
Liabilities recognized in connection with the business combination	(350)

Total liabilities assumed	(3,766)

Net assets acquired	$9,204

The portion of the purchase price allocated to goodwill of $5.3 million was assigned entirely to the Company’s European operating segment.

Customer assets of $2.1 million and technology assets of $2.8 million were assigned a useful life of five years.

As part of the purchase price allocation, the Company recognized liabilities in connection with the acquisition of DOMEA eGovernment totaling $400,000. The liabilities recognized relate to transaction costs related to this acquisition. This liability has been fully paid as of June 30, 2005.

During Fiscal 2005, a Director of the Company received $90,000 in consulting fees for assistance with the acquisition of DOMEA eGovernment. These fees are included in the acquisition costs. The Director abstained from voting on this transaction.

Asset Acquisitions

During Fiscal 2004, the Company acquired the assets of two companies through share purchases for total consideration of $2.2 million. The principal assets acquired for these acquisitions were both technology and tax assets. The tax assets had fair values of $6.8 million and $3.7 million, respectively. As the benefit of the tax losses exceeded the purchase price after allocating estimated fair values to the assets acquired and liabilities assumed, the Company recorded a deferred tax asset of $12.0 million and a deferred credit of $10.1 million in respect of these acquisitions. As the losses are utilized the deferred tax asset and deferred credit will decrease proportionately and the Company will recognize the net benefit of the losses in its income tax expense for the period.

NOTE 19—NET INCOME PER SHARE

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

	Year Ended June 30,
	2006	2005	2004
Basic earnings per share
Net income	$4,978	$20,359	$23,298

Basic earnings per share	$0.10	$0.41	$0.53

Diluted earnings per share
Net income	$4,978	$20,359	$23,298

Diluted earnings per share	$0.10	$0.39	$0.49

Weighted average number of shares outstanding
Basic	48,666	49,919	43,744
Effect of dilutive securities	1,284	2,173	3,528

Diluted	49,950	52,092	47,272

Excluded as anti-dilutive *	1,947	621,691	127,442

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the fiscal year.

NOTE 20—SPECIAL CHARGES (RECOVERIES)

In the year ended June 30, 2006, the Company recorded special charges of $26.2 million. This charge is primarily comprised of $21.6 million, relating to the fiscal 2006 restructuring, $3.8 million related to the impairment of capital assets and $1.0 million related to the impairment of intangible assets. This charge was offset by a recovery of $306,000 related to the fiscal 2004 restructuring. Details of each component of special charges are discussed below.

Restructuring charges

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately $22.0 million, of which $21.6 million has been recorded as of June 30, 2006. These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision related to workforce reduction is expected to be substantially paid by December 31, 2006 and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	13,982	6,708	933	21,623
Cash payments	(11,788)	(2,770)	(924)	(15,482)
Foreign exchange and other adjustments	491	197	—	688

Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829

The following table outlines restructuring charges incurred under the Fiscal 2006 restructuring plan, by segment, for the year ended June 30, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$7,798	$2,983	$415	$11,196
Europe	5,706	3,533	446	9,685
Other	478	192	72	742

Total charge for year ended June 30, 2006	$13,982	$6,708	$933	$21,623

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. As a result of these evaluations, the Company recorded a recovery to this restructuring charge of $306,000 during the year ended June 30, 2006. This recovery represents primarily reductions to previous charges for estimated employee termination costs and recoveries in estimates relating to accruals for abandoned facilities. All actions relating to employer workforce reduction were completed as of March 31, 2006. The provision for facility costs is expected to be expended by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows for each period presented below:

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(139)	(306)
Cash payments	—	(659)	(659)
Foreign exchange and other adjustments	—	90	90

Balance as of June 30, 2006	$—	$1,170	$1,170

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2004	$3,290	$2,538	$90	$5,918
Revisions to prior accruals	(1,423)	(301)	—	(1,724)
Cash payments	(1,700)	(359)	(90)	(2,149)
Foreign exchange and other adjustments	—	—	—	—

Balance as of June 30, 2005	$167	$1,878	—	$2,045

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2003	$—	$—	$—	$—
Revisions to prior accruals	5,656	3,317	1,032	10,005
Cash payments	(2,366)	(779)	(942)	(4,087)
Foreign exchange and other adjustments	—	—	—	—

Balance as of June 30, 2004	$3,290	$2,538	$90	$5,918

Impairment Charges

Impairment of capital assets

During the year ended June 30, 2006, impairment charges of $3.8 million were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on the Company’s estimates of disposal proceeds, net of anticipated costs to sell.

Impairment of intangible assets

During the year ended June 30, 2006, impairment charges of $1.0 million were recorded relating to a write-down of intellectual property in North America. The intellectual property represents the fair value of acquired technology from the Corechange acquisition which closed in the 2003 fiscal year. The triggering event that gave rise to the impairment was a shift in the marketing and development strategy associated with this acquired technology and an assessment of where the technology is in terms of the Company’s assessment of the product lifecycle. In addition, the Company has changed its estimate of the remaining useful life of the intellectual property from four to two years. The change in estimate will be accounted for on a prospective basis. The impairment was measured as the excess of the carrying amount over the discounted projected future net cash flows.

NOTE 21—RELATED PARTY TRANSACTIONS

During Fiscal 2006, Mr. Stephen Sadler, a director of the Company, earned $37,000 (Fiscal 2005 –$315,970, Fiscal 2004 – $480,000) in consulting fees for assistance with acquisition activities.

NOTE 22—SUBSEQUENT EVENTS

On July 5, 2006, the Company announced its intention to make an offer to purchase all of the outstanding common shares of Hummingbird. On August 4, 2006, the Company entered into a definitive agreement with Hummingbird under which the Company will acquire all of Hummingbird’s outstanding common shares for cash valued at $27.85 per share or approximately $489.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed our internal control over financial reporting as of June 30, 2006, the end of our fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K. KPMG LLP has issued an attestation report concurring with our management’s assessment, which is included at the beginning of Part II, Item 8 of this Form 10-K.

(C) Attestation Report of the Independent Registered Public Accounting Firm

See Report at the beginning of Part II, Item 8 of this Form 10-K.

(D) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, in which our Chief Executive Officer and Chief Financial Officer participated, management has concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Effective, June 30, 2006, the Company and Mr. Kirk Roberts, the Company’s Executive Vice President Product Solutions and Marketing, entered into an amended employment agreement. The amended employment agreement provides that, if Mr. Roberts’ employment is terminated within six months following a change of control, other than for just cause, disability, or death, or if Mr. Roberts terminates his employment with the Company within six months following a change of control and within sixty days following a “parachute event” Mr. Roberts will be entitled to:

•	payments on account of severance equivalent to twelve months base salary and any performance bonus that has been earned on a pro rata basis to the date of termination; and

•	all stock options granted to Mr. Roberts by the Company shall, following the giving of any notice by the Company or Mr. Roberts in this regard, be deemed to vest immediately and shall be exercisable by Mr. Roberts for a period of 90 days following the giving of such notice.

A “parachute event” is defined for this purpose as being a material change position or duties, or a material reduction in salary or benefits, a failure to provide the same benefits after a change of control, or other material breach of the agreement by the Company.

Additionally, the amended agreement provides that, in the event that Mr. Roberts’ employment is terminated by the Company, other than for just cause, Mr. Roberts will be entitled to payments on account of severance equivalent to twelve months base salary and any performance bonus that has been earned on a pro rata basis to the date of termination. For more information please refer to the “Employment agreement between Kirk Roberts and the Company”, attached as an exhibit in this document, filed under Item 15 in this Annual Report on Form 10-K.

Effective, June 30, 2006, the Company and Mr. Tony Preston, the Company’s Vice President Global Human Resources, entered into an amended employment agreement. The amended agreement provides that, if Mr. Preston’s employment is terminated within six months following a change of control, other than for just cause, disability, or death or if Mr. Preston terminates his employment with the Company within six months following a change of control and within sixty days following a “parachute event” Mr. Preston will be entitled to:

•	payments on account of severance equivalent to six months base salary and any performance bonus that has been earned on a pro rata basis to the date of termination; and

•	all stock options granted to Mr. Preston by the Company shall, following the giving of any notice by the Company or Mr. Preston in this regard, be deemed to vest immediately and shall be exercisable by Mr. Preston for a period of 90 days following the giving of such notice.

Additionally, the amended agreement provides that, in the event that Mr. Preston’s employment is terminated by the Company, other than for just cause, Mr. Preston will be entitled to payments on account of severance equivalent to six months base salary and any performance bonus that has been earned on a pro rata basis to the date of termination. In the event that Mr. Preston completes ten years of service with the Company, such severance shall be increased to twelve months base salary and any performance bonus that has been earned on a pro rata basis to the date of termination.

The amended agreement also provides that Mr. Preston’s position with the Company now be Senior Vice President Global Human Resources. For more information please refer to the “Employment agreement between Tony Preston and the Company”, attached as an exhibit in this document, filed under Item 15 in this Annual Report on Form 10-K.

Effective June 1, 2006 the Company appointed Paul McFeeters as its Chief Financial Officer (“CFO”).

Mr. McFeeters’ prior positions included that of CFO at Platform Computing Inc. (a grid computing software vendor), Kintana, Inc. (a privately-held IT governance software provider), as well as President and Chief Executive Officer (“CEO”) positions at MD Private Trust and Municipal Financial Corporation. He holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada.

Effective July 5, 2006, the Company announced the appointment of John Wilkerson as Executive Vice President, Global Sales and Service. Mr. Wilkerson’s appointment was effective August 1, 2006. Mr. Wilkerson’s prior experience includes executive positions at Microsoft Corporation, Electronic Data Systems Corporation, Baan Corporation and Oracle Corporation.

On July 5, 2006, we announced our intention to make an offer for all of the common shares of Hummingbird Limited. (“Hummingbird”), in cash, representing a premium of approximately 20% over the closing price of the Hummingbird shares as traded on the NASDAQ on May 25, 2006.

On September 7, 2006, we entered into indemnification agreements with each member of the Board of Directors and certain of our employees. These indemnification agreements are applicable to the decisions made and the actions taken by the relevant covered person in the ordinary course of business, and will not be applicable to any decision or activity that is contradictory to the applicable Securities laws, or demonstrates negligence in the performance of the applicable person’s assigned duties. A “form of” the indemnification agreement is attached as Exhibit to this document.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information as to our directors and executive officers as of September 1, 2006.

Name	Age	Position with Company	Principal Occupation
P. Thomas Jenkins Ontario, Canada	46	Director, Executive Chairman and Chief Strategy Officer	Executive Chairman and Chief Strategy Officer

John Shackleton Illinois, USA	59	Director, President and Chief Executive Officer	President and Chief Executive Officer

Randy Fowlie (2)(3) Ontario, Canada	46	Director	Retired

Carol Coghlan Gavin (1)(3) Illinois, USA	50	Director	President, Winston Advisors Ltd.

Peter Hoult (1) North Carolina, USA	62	Director	Strategic Business Consultant, Peter Hoult Management Consultants

Brian Jackman (2) Illinois, USA	65	Director	President, the Jackman Group, Inc.

Ken Olisa (1)(3) London, UK	54	Director	Chairman of Restoration Partners

Stephen J. Sadler Ontario, Canada	55	Director	Chairman and Chief Executive Officer, Enghouse Systems Limited

Michael Slaunwhite (2) Ontario, Canada	45	Director	Executive Chairman, Halogen Software Inc.

Paul McFeeters Ontario, Canada	52	Chief Financial Officer	Chief Financial Officer

Bill Forquer Ohio, USA	48	Executive Vice President, ECM Business Development	Executive Vice President, ECM Business Development

Kirk Roberts Ontario, Canada	45	Executive Vice President, Product Solutions and Marketing	Executive Vice President, Product Solutions and Marketing

Tony Preston Illinois, USA	52	Senior Vice President, Global Human Resources	Senior Vice President, Global Human Resources

John Wilkerson Illinois, USA	50	Executive Vice President, Global Sales and Services	Executive Vice President, Global Sales and Services

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

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

John Shackleton has served as director of the Company since January 1999 and as the President and Chief Executive Officer of the Company since July 2005. From November 1998 to July 2005, Mr. Shackleton served as President of the Company. From July 1996 to 1998, Mr. Shackleton served as President of the Platinum Solution division for Platinum Technology Inc. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase, Inc., as Vice President of Worldwide Consulting at View Star Corp., a document management imaging company, and he directed several consulting practices for Oracle Systems Corp. Mr. Shackleton is also currently a director of OmniViz, Inc.

Randy Fowlie has served as a director of the Company since March 1998. From January 2005 until July 14, 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media of Leitch Business Unit (of Harris Broadcast Communications Division), a public software and hardware company, which acquired Inscriber Technology Corporation in January 2005. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a computer software company, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie worked with KPMG Chartered Accountants from 1984 and was a partner at the firm from 1995 to 1998. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant.

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

Brian J. Jackman has served as a director of the Company since December 2002. Mr. Jackman is the President of the Jackman Group, Inc., a private consulting firm he founded in 2005. Mr. Jackman also serves as a director of PCTEL, Inc. and Keithley Instruments. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs, Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice-President, President, Global Systems and Technologies and as a member of the board of directors of the company. Mr. Jackman received a B.A. from Gannon University and an M.B.A. from The Pennsylvania State University.

Ken Olisa has served as a director of the Company since January 1998. Mr. Olisa is the Founder and Chairman of Restoration Partners, a boutique technology merchant bank, which was launched in 2006. Prior thereto Mr. Olisa was Chairman & CEO of Interregnum Plc., a publicly traded UK technology merchant bank, which he founded in 1992. After working for IBM from 1974 to 1981, Mr. Olisa held various positions with Wang Laboratories Inc. between 1981 and 1992, most recently as Senior Vice President and General Manager, Europe, Africa and Middle East. Mr. Olisa is a director of Reuters Group Plc and of several other private information technology companies in the UK. Mr. Olisa is a Liveryman of the Worshipful Company of

Information Technologists; a Freeman of the City of London; a Director of the Reuters Foundation; Chairman of Thames Reach Bondway, a charity working to shelter and resettle the homeless in London; and a Governor of the Peabody Trust. Mr. Olisa holds an MA from Cambridge University in Natural, Social, Political and Management Science.

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

Michael Slaunwhite has served as a director of the Company since March 1998. Mr. Slaunwhite is presently Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen Software Inc., a leading provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies assisting them with strategic and financing plans. Mr. Slaunwhite was Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds a B.A. Commerce (Honours) from Carleton University.

Paul McFeeters was appointed Chief Financial Officer of the Company on June 1, 2006. Mr. McFeeters has more than 20 years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc. (a grid computing software vendor), Kintana, Inc. (a privately-held IT governance software provider), as well as President and CEO positions at both MD Private Trust and Municipal Financial Corporation. He holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada.

Bill Forquer was appointed Executive Vice President, ECM Business Development in October 2005. From 2003 to 2005, he served as Executive Vice President, Marketing. Prior to that, he held the position of Senior Vice President, Business Development of the Company. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions, Inc. (IDI) where Mr. Forquer was President. Mr. Forquer began his career in 1981 at Battelle Laboratories developing the software that subsequently was acquired by IDI. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Kirk Roberts was appointed Executive Vice President, Product Solutions and Marketing in October 2005. From 2003 to 2005, he served as Executive Vice President, Services. Mr. Roberts has been in the online services and software industry for over 20 years. Prior to joining the Company in 1996 Mr. Roberts founded NirvCentre, one of Canada’s first online service providers, where he served as the senior executive for ten years. In 1996, as a result of a strategic acquisition, Mr. Roberts joined Open Text, and designed and launched the Livelink Online Service—a global Livelink application hosting service for large corporations.

Tony Preston was appointed Executive Vice President, Global Human Resources in October 2005. Mr. Preston has over 25 years of leadership experience in direct and indirect management, organizational change, executive development, cultural diversity, and a wealth of experience in international human resources within the technology industry. He has lived and worked both in London, England as Vice President—Human Resources EMEA and Hong Kong, SAR, as Vice President—Human Resources Asia-Pacific. He has held senior and executive human resource management positions with Nortel Networks Corporation and most recently with the Andrew Corporation.

John Wilkerson was appointed Senior Vice President, Global Sales and Services in August 2006. Mr. Wilkerson has over 25 years of experience working in the hi-technology industry. From 2003 to 2006, Mr. Wilkerson served as Executive Vice President of Global Sales, Business Development, Technical Services and Customer Support at Bocada Corporation. From 2002 to 2003, Mr. Wilkerson served as Vice President of United States Services for Microsoft Corporation, where Mr. Wilkerson was responsible for the operating plan and execution of Microsoft Consulting services and Premier Support services for the U.S. From 1999 to 2002, Mr. Wilkerson served as Vice President and President of Global Alliances at Electronic Data Systems Corporation. Mr. Wilkerson has also had other executive and management positions at Oracle Corporation and IBM Corporation. Currently Mr. Wilkerson is a director on the Advisory Board for Bocada Corporation and Tide Line Capital, both privately held, venture-backed companies. Mr. Wilkerson has a Bachelor of Science degree in Business Management from Seattle Pacific University, as well as a number of other post-graduate degrees in marketing, management, and technical studies at several universities across the United States.

Audit Committee

The Audit Committee currently consists of three directors Messrs Fowlie, Jackman, and Slaunwhite, with Mr. Fowlie serving as Chairman, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 4200(a)(15) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.

The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 401(h) and NASD Rule 4350.

The Audit Committee has adopted an Audit Committee Charter which is attached hereto as Appendix A.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Business Conduct and Ethics incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide fair, accurate, timely and understandable disclosure in our filings with the Securities and Exchange Commission and other public commissions.

The full text of our Code of Business Conduct and Ethics is published on our web site at www.opentext.com under the Company/Investors section. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions that apply or are granted to directors and executive officers, on this web site within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning the annual and long-term compensation of our Named Executive Officers (“NEOs”). All numbers are rounded to the nearest dollar or whole share.

	Annual Compensation				Long Term Compensation (2)
Name and Principal Position					Awards
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Securities Underlying Options (#)
John Shackleton President and Chief Executive Officer	2006 2005 2004	400,000 368,740 368,740	320,000 106,800 231,133	17,103 31,480 20,763	— 75,000 80,000

P. Thomas Jenkins Executive Chairman and Chief Strategy Officer	2006 2005 2004	424,065 387,918 328,735	376,138 143,765 214,624	13,192 15,494 11,033	— 100,000 —

John Kirkham Executive Vice President, Worldwide Sales	2006 2005 2004	301,380 294,139 193,296	180,421 211,100 45,425	37,835 16,789 10,148	— 180,000 20,000

Kirk Roberts Executive Vice President, Product Solutions & Marketing	2006 2005 2004	293,168 238,391 161,144	120,068 62,551 53,761	2,387 653 1,455	50,000 10,000 20,000

Alan Hoverd Executive Vice President, Strategic Initiatives	2006 2005 2004	266,123 233,319 185,936	126,659 89,286 66,970	736 625 558	— 20,000 20,000

Anik Ganguly Former, Executive Vice President, Operations (3)	2006 2005 2004	381,250 290,000 242,500	77,750 45,000 86,005	11,304 2,515 1,625	— 20,000 20,000

Notes:

(1)	The amounts in “Other Annual Compensation” include health benefits, car allowances paid and club memberships reimbursed, but do not include medical and group life insurance or other benefits received by the NEOs which are available generally to all our salaried employees.
(2)	We have not granted restricted shares or stock appreciation rights to the NEOs and have no long-term incentive plan.
(3)	Mr. Ganguly served as our Executive Vice President, Operations from October 2004 until his resignation on December 16, 2005.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth the options granted to the NEOs in the fiscal year ended June 30, 2006. The exercise price per share of each option was equal to the fair market value of the Common Shares on the grant date as determined by our Board of Directors, and each option becomes exercisable at the rate of 25% of the total option grant at the end of each of four annual periods from the date the options begin to vest. We did not grant any stock appreciation rights during Fiscal 2006. The percentage of total options granted to our employees in

Fiscal 2006 is based on options granted during that period to purchase an aggregate of 629,500 shares. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Shares over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Shares and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the NEOs.

Individual Grants					Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration Date	5% ($)	10% ($)
P. Thomas Jenkins	—	N/A	N/A	N/A	N/A	N/A
John Shackleton	—	N/A	N/A	N/A	N/A	N/A
John Kirkham	—	N/A	N/A	N/A	N/A	N/A
Kirk Roberts	50,000	7.94%	14.940	11/7/2012	304,104	708,500
Alan Hoverd	—	N/A	N/A	N/A	N/A	N/A
Anik Ganguly	—	N/A	N/A	N/A	N/A	N/A

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth options exercised and the values of outstanding options for Common Shares held by each of the NEOs:

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Common Shares underlying unexercised Options at June 30, 2006		Value of unexercised in-the- money options at June 30, 2006 (1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
P. Thomas Jenkins	—	—	599,000	125,000	8,288,560	722,000
John Shackleton	—	—	671,612	96,250	8,849,727	—
John Kirkham	—	—	55,000	145,000	—	—
Kirk Roberts	—	—	75,600	67,500	622,364	—
Alan Hoverd	—	—	215,000	25,000	2,166,000	—
Anik Ganguly	—	—	—	—	—	—

Note:

(1)	Based on the closing price of our Common Shares on NASDAQ.

Director Compensation

Directors who are salaried officers or employees receive no compensation for serving as directors. Our non-employee directors receive an annual retainer fee of $15,000 and an additional $1,250 for each meeting attended, including committee meetings, except for Audit Committee members who receive $1,875 for each Audit Committee meeting attended. Each committee chairman receives an annual retainer fee of $5,000, except for the Audit Committee Chairman who receives a $7,500 annual retainer fee. In Fiscal 2006, our non-employee directors each received 12,000 options to acquire our Common Shares. The independent lead director in addition to fees received as described above, receives an annual retainer of $5,000. We reimburse all directors for all reasonable expenses incurred by them in their capacity as directors.

Executive Officer Employment Agreements

Refer to Item 9B under this Form 10-K for further details relating to employment agreements and amended employment agreements entered into by us with our executive officers.

Compensation Committee Interlocks and Insider Participation

The members of Open Text Corporation’s Compensation Committee are Messrs. Ken Olisa, and Peter Hoult and Ms. Carol Gavin. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board) one of whose executive officers served as a director of ours.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 31, 2006 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director and proposed director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting on investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of July 31, 2006. However, these shares underlying options and warrants are not treated as outstanding for the purposes of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L-0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Caisse de depot et placement du Quebec (1)(a) 1000 place Jean-Paul-Riopelle Montreal Quebec CA H2Z 2B3	5,276,302	10.80%

Phillips, Hager & North Investment Management Ltd. (1)(b) 200 Burrard Street, 21st floor Vancouver, British Columbia CA V6C 3N5	3,490,200	7.20%

AMVESCAP PLC (1)(c) 30 Finsbury Square London, England UK EC2A-1AG	5,046,304	10.35%

Franklin Resources (1)(d) 1 Franklin Parkway San Mateo, California USA 94403-1906	3,346,800	6.90%

TAL Global Asset Management Inc (1)(e) 1000 de la Gaucheterie West, Suite 3100 Montreal Quebec CA H3B 4W5	2,876,225	5.80%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
RBC Asset Management Inc (1)(f) Royal Trust Tower, Suite 3800 77 King Street West, 6th floor Toronto, Ontario CA M5K 1H1	2,703,883	5.58%

The Royal Trust Company (1)(g) Royal Trust Tower, P.O Box 7500 Station A 77 King Street West, 6th floor Toronto, Ontario CA M5W 1P9	2,659,333	5.49%

Beutel, Goodman & Company (1)(h) 20 Eglinton Avenue West, Suite 2000 Toronto, Ontario, M4R 1K8	6,202,762	12.80%

P. Thomas Jenkins (2)	1,670,100	3.24%
John Shackleton (3)	720,822	1.40%
Stephen J. Sadler (4)	658,600	1.28%
Michael Slaunwhite (5)	148,000	*
Randy Fowlie (6)	126,000	*
Peter Hoult (7)	38,000	*
Brian Jackman (8)	36,000	*
Ken Olisa (9)	24,000	*
Carol Coghlan Gavin (10)	15,000	*
Bill Forquer (11)	69,964	*
John Kirkham (12)	62,957	*
Kirk Roberts (13)	93,558	*
John Trent (14)	5,464	*
Alan Hoverd (15)	220,000	*
Tony Preston	—	*
Paul McFeeters	—
All executive officers and directors as a group (16 Persons) (16)	3,888,465	7.54%

*	Less than 1%
(1)	Based on information filed in Schedule 13G or Schedule 13G/A with the SEC.
(a)	Sole voting power and sole dispositive power for 5,276,302 Common Shares.
(b)	Sole voting power and sole dispositive power for 3,490,200 Common Shares.
(c)	Sole voting power and sole dispositive power for 5,046,304 Common Shares.
(d)	Sole voting power and sole dispositive power for 3,346,800 Common Shares.
(e)	Sole voting power for 2,836,500 Common Shares and sole dispositive power for 2,876,225 Common Shares.
(f)	Shared voting power and shared dispositive power for 2,703,883 Common Shares.
(g)	Shared voting power and shared dispositive power for 2,659,333 Common Shares.
(h)	Sole voting power for 5,334,262 Common Shares and sole dispositive power for 6,202,762 Common Shares.

(2)	Includes 1,021,100 Common Shares owned and options for 599,000 Common Shares which are vested and options for 50,000 Common Shares which will vest within 60 days of July 31, 2006.
(3)	Includes 29,210 Common Shares owned and options for 671,612 Common Shares which are vested and options for 20,000 Common Shares which will vest within 60 days of July 31, 2006.
(4)	Includes 182,600 Common Shares owned and options for 476,000 Common Shares which are vested.
(5)	Includes 6,000 Common Shares owned and options for 142,000 which are vested.
(6)	Includes 3,500 Common Shares owned and options for 122,500 Common Shares which are vested.
(7)	Includes 2,000 Common Shares owned and options for 36,000 Common Shares which are vested.

(8)	Includes 12,000 Common Shares owned and options for 24,000 Common Shares which are vested.
(9)	Includes options for 24,000 Common Shares which are vested.
(10)	Includes 3,000 Common Shares owned and options for 12,000 Common Shares which are vested.
(11)	Includes 7,464 Common Shares owned and options for 57,500 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of July 31, 2006.
(12)	Includes 957 Common Shares owned, options for 55,000 Common Shares which are vested and options for 7,000 Common Shares which will vest within 60 days of July 31, 2006.
(13)	Includes options for 12,958 Common Shares owned, options for 75,600 Common Shares which are vested and options for 5,000 Common Shares which will vest within 60 days of July 31, 2006.
(14)	Includes options for 5,000 Common Shares which are vested and options for 464 Common Shares which will vest within 60 days of July 31, 2006.
(15)	Includes options for 215,000 which are vested and options for 5,000 Common Shares which will vest within 60 days of July 31, 2006.
(16)	See notes (2)—(15)

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock option plans as of June 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,782,649	$10.69	654,470
Equity compensation plans not approved by security holders	—	—	—

Total	3,782,649	$10.69	654,470

Item 13.	Certain Relationships and Related Transactions

During Fiscal 2006, Mr. Stephen Sadler, a director, earned $37,000 (Fiscal 2005 – $315,970, Fiscal 2004 – $480,000) in consulting fees for assistance with acquisition activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

We have adopted a policy that all transactions between us and our officers, directors and affiliates will be approved by a majority of the “independent” members of our Board of Directors, as defined in NASDAQ Rule 4200.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the Company by KPMG LLP for Fiscal 2006 and Fiscal 2005:

Audit Fees

Audit fees were approximately $1,962,665 for Fiscal 2006 and $3,298,477 for Fiscal 2005. Such fees were for professional services rendered for (a) the annual audits of the Company’s consolidated financial statements, including statutory audits of foreign subsidiaries and the accompanying attestation report regarding the Company’s internal control over financial reporting contained in the Company’s Annual Report on Form 10-K, (b) the review of quarterly financial information included in the Company’s Quarterly Reports on Form 10-Q and (c) fees related to filings with the Securities and Exchange Commission and accounting consultations.

Audit-Related Fees

Audit-related fees that were not reported as audit fees were approximately $597,065 for Fiscal 2006 and $165,691 for Fiscal 2005.

Tax Fees

The total fees for tax services were approximately $151,645 for Fiscal 2006 and $206,376 for Fiscal 2005. The fees were for services related to: tax compliance, including the preparation of tax returns, tax planning and tax advice, advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

All Other Fees

There were no fees for other services for Fiscal years 2006 and 2005.

The Audit Committee of the Board of Directors has determined that the provision of the services as set out above is compatible with maintaining KPMG LLP’s independence.

Pre-Approval Policy

The Audit Committee has established a policy of reviewing, in advance, and either approving or disapproving, all audit, audit-related, tax and other non-audit service that any independent public or certified public accountant proposes to provide to us. This policy requires that all services received from our independent accountants be approved in advance by either the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chairperson of the Audit Committee. Every audit, audit-related, tax and all other services that KPMG provided us in Fiscal 2006 was pre-approved. All non-audit services provided in Fiscal 2005 were reviewed with the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of KPMG’s independence in the conduct of its auditing functions.

The Audit Committee of the Board of Directors has adopted an Audit Committee Charter which is attached hereto as Appendix A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

1) Consolidated Financial Statements and Reports of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

2) See Note 8 in the Consolidated Financial Statements included under Item 8, Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (8)

3.14	Open Text Corporation By-law, dated December 15, 2005. (10)

3.15	Articles of Continuance of the Company , dated December 29, 2005. (10)

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.43	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	1998 Stock Option Plan. (3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004. (7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004. (7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005. (8)

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005. (8)

Exhibit Number	Description of Exhibit

10.11	2004 Employee Stock Option Plan. (8)

10.12	Artesia Stock Option Plan. (8)

10.13	Vista Stock Option Plan. (8)

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (8)

10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (8)

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company. (8)

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company. (8)

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company. (8)

10.19	Employment Agreement, dated November 4, 2004 between John Kirkham and the Company. (9)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (10)

10.21	Employment Agreement, dated May 3, 2006 between Paul J McFeeters and the Company. (11)

10.22	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company.

10.23	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company.

10.24	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company.

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006.

10.26	“Form of” Indemnity Agreement between the Company and certain of its officers dated September 7, 2006.

21.2	List of the Company’s Subsidiaries as of August 16, 2005.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.

4) Appendix: The following appendix is filed as part of this Annual Report on Form 10-K.

Appendix	Description of Appendix

A	Audit Committee Charter.

b) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in 15(a)(3) above. Exhibits which are incorporated by reference can be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., 1st Floor, Washington D.C. Copies of such materials can also be obtained from the Public Reference Section of the Commission, 100 F Street, N.E., 1st Floor, Washington D.C. 20549 at prescribed rates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: September 12, 2006	By:	/S/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer

/S/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Open Text Corporation hereby constitute and appoint John Shackleton and Paul McFeeters, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the said attorneys-in-fact, or his substitute(s), may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2006

/S/ PAUL MCFEETERS Paul McFeeters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2006

/S/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	September 12, 2006

/S/ RANDY FOWLIE Randy Fowlie	Director	September 12, 2006

/S/ CAROL COGHLAN GAVIN Carol Coghlan Gavin	Director	September 12, 2006

/S/ PETER HOULT Peter Hoult	Director	September 12, 2006

/S/ BRIAN JACKMAN Brian Jackman	Director	September 12, 2006

/S/ KEN OLISA Ken Olisa	Director	September 12, 2006

/S/ STEPHEN J. SADLER Stephen J. Sadler	Director	September 12, 2006

/S/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	September 12, 2006

OPEN TEXT CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (8)

3.14	Open Text Corporation By-law, dated December 15, 2005. (10)

3.15	Articles of Continuance of the Company , dated December 29, 2005. (10)

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	1998 Stock Option Plan. (3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004. (7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004. (7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005. (8)

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005. (8)

10.11	2004 Employee Stock Option Plan. (8)

10.12	Artesia Stock Option Plan. (8)

10.13	Vista Stock Option Plan. (8)

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (8)

10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (8)

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company. (8)

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company. (8)

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company. (8)

10.19	Employment Agreement, dated November 4, 2004 between John Kirkham and the Company. (9)

Exhibit Number	Description of Exhibit
10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (10)

10.21	Employment Agreement, dated May 3, 2006 between Paul J McFeeters and the Company. (11)

10.22	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company.

10.23	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company.

10.24	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company.

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006.

10.26	“Form of” Indemnity Agreement between the Company and certain of its officers dated September 7, 2006.

21.2	List of the Company’s Subsidiaries as of August 16, 2005.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.

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

A majority of the members of the Committee shall constitute a quorum at any meeting of the Committee, but in no case shall a quorum be comprised of less than two members of the Committee.

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