Form 10-Q
period 2006-09-30
OPEN TEXT CORP
filed 2006-11-09
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 1, 2006 there were 49,104,908 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,224	$107,354
Accounts receivable trade, net of allowance for doubtful accounts of $2,730 as of September 30, 2006 and $2,736 as of June 30, 2006 (note 9)	76,668	75,016
Income taxes recoverable	12,788	11,924
Prepaid expenses and other current assets	7,752	8,520
Deferred tax assets (note 12)	15,083	28,724

Total current assets	223,515	231,538
Investments in marketable securities (note 3)	21,127	21,025
Capital assets (note 4)	39,746	41,262
Goodwill (note 5)	233,965	235,523
Acquired intangible assets (note 6)	94,753	102,326
Deferred tax assets (note 12)	47,010	37,185
Other assets	5,276	2,234

	$665,392	$671,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$56,352	$62,535
Current portion of long-term debt (note 8)	408	405
Deferred revenues	71,334	74,687
Deferred tax liabilities (note 12)	12,616	12,183

Total current liabilities	140,710	149,810
Long-term liabilities:
Accrued liabilities (note 7)	19,162	21,121
Long-term debt (note 8)	12,802	12,963
Deferred revenues	3,966	3,534
Deferred tax liabilities (note 12)	16,611	19,490

Total long-term liabilities	52,541	57,108
Minority interest	6,025	5,804
Shareholders’ equity:
Share capital (note 10)
49,027,823 and 48,935,042 Common Shares issued and outstanding at September 30 and June 30, 2006, respectively; Authorized Common Shares: unlimited	415,079	414,475
Additional paid-in capital	29,838	28,367
Accumulated other comprehensive income	41,023	42,654
Accumulated deficit	(19,824)	(27,125)

Total shareholders’ equity	466,116	458,371

	$665,392	$671,093

Commitments and Contingencies (note 15)
Subsequent Events (note 18)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except per share data)

	Three months ended September 30,
	2006	2005
Revenues:
License	$28,825	$24,943
Customer support	48,288	45,324
Service	24,042	22,363

Total revenues	101,155	92,630
Cost of revenues:
License	2,800	2,388
Customer support	6,731	7,029
Service	19,862	19,035
Amortization of acquired technology intangible assets	4,846	4,631

Total cost of revenues	34,239	33,083

	66,916	59,547
Operating expenses:
Research and development	14,179	15,745
Sales and marketing	24,557	24,901
General and administrative	12,267	12,646
Depreciation	2,992	2,509
Amortization of acquired intangible assets	2,382	2,222
Special charges (recoveries) (note 16)	(468)	18,111

Total operating expenses	55,909	76,134

Income (loss) from operations	11,007	(16,587)
Other income (expense)	373	(524)
Interest income, net	392	70

Income (loss) before income taxes	11,772	(17,041)
Provision for (recovery) of income taxes	4,334	(4,370)

Net income (loss) before minority interest	7,438	(12,671)
Minority interest	137	197

Net income (loss) for the period	$7,301	$(12,868)

Net income (loss) per share – basic (note 11)	$0.15	$(0.27)

Net income (loss) per share – diluted (note 11)	$0.15	$(0.27)

Weighted average number of Common Shares outstanding – basic	48,975	48,439
Weighted average number of Common Shares outstanding – diluted	50,219	48,439

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. Dollars)

	Three months ended September 30,
	2006	2005
Deficit, beginning of period	$(27,125)	$(32,103)
Net income (loss)	7,301	(12,868)

Deficit, end of period	$(19,824)	$(44,971)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) for the period	$7,301	$(12,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,220	9,362
Share-based compensation expense	1,267	1,413
Undistributed earnings related to minority interest	137	197
Deferred taxes	1,714	(5,358)
Impairment of capital assets	—	2,013
Changes in operating assets and liabilities:
Accounts receivable	(1,694)	8,785
Prepaid expenses and other current assets	617	(2,031)
Income taxes	(1,159)	(668)
Accounts payable and accrued liabilities	(5,523)	4,791
Deferred revenues	(2,962)	(6,496)
Other assets	(281)	1,138

Net cash provided by operating activities	9,637	278

Cash flows from investing activities:
Acquisitions of capital assets	(2,785)	(5,937)
Additional purchase consideration for prior period acquisitions	—	(3,313)
Purchase of IXOS, net of cash acquired	(333)	(3,107)
Investments in marketable securities	(829)	—
Acquisition related costs	(2,448)	(999)

Net cash used in investing activities	(6,395)	(13,356)

Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	205	46
Proceeds from issuance of Common Shares	478	243
Repayment of long-term debt	(99)	—
Debt issuance costs	(21)	—

Net cash provided by financing activities	563	289

Foreign exchange gain (loss) on cash held in foreign currencies	65	(342)

Increase (decrease) in cash and cash equivalents during the period	3,870	(13,131)
Cash and cash equivalents at beginning of period	107,354	79,898

Cash and cash equivalents at end of period	$111,224	$66,767

Supplementary cash flow disclosures (note 14)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2006

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

These Interim Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These financial statements are based upon accounting policies and methods of their application are consistent with those used and described in the Company’s annual consolidated financial statements. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2006 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2007.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals, (ix) asset retirement obligations, (x) realization of investment tax credits, and (xi) the valuation allowance relating to the Company’s deferred tax assets.

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassification of amortization of acquired technology intangible assets from Amortization of acquired intangible assets set forth under Operating expenses to Cost of revenue. The reclassification of Amortization of acquired technology intangible assets increased Cost of revenues and decreased Operating expenses by $4.6 million for the three months ended September 30, 2005 from previously reported amounts.

General and administrative expenses increased by $2.2 million with a corresponding decrease of $192,000, $805,000 and $1.2 million in Cost of revenues for service, Research and development expense and Sales and marketing expense, respectively, for the three months ended September 30, 2005 from previously reported amounts. This reclassification related to a change in the method of allocating operating expenses within the Company.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Service revenues increased by $1.3 million, offset by a decrease in Customer support revenues of $1.3 million and Cost of service revenues increased by $623,000, offset by a decrease in cost of customer support revenues of $623,000, in each case, for the three months ended September 30, 2005 from previously reported amounts. These changes correspond to an internal reclassification pertaining to the Company’s Enterprise Support Program (“ESP program”). The ESP program is a customized “on-site” support program that provides support services that suit the specific requirements of the Company’s customers.

There was no change to income (loss) from operations or net income (loss) per share in any of the periods presented as a result of these reclassifications.

Comprehensive net income (loss)

Comprehensive net income (loss) is comprised of net income (loss) and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income (loss) was as follows:

	Three months Ended September 30,
	2006	2005
Other comprehensive net income (loss):
Foreign currency translation adjustment	$(1,837)	$2,163
Unrealized gain on investments in marketable securities	206	—
Net income (loss) for the period	7,301	(12,868)

Comprehensive net income (loss) for the period	$5,670	$(10,705)

NOTE 2—NEW ACCOUNTING POLICIES

Recently issued accounting pronouncements

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior year Misstatements when Quantifying Current year Misstatements, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB 108 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

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

NOTE 3—INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments in marketable securities consist of investments in the equity of Hummingbird Ltd. (“Hummingbird”). The cost of the investment is $21.1 million. Unrealized gains and losses on this investment, net of tax, are included in accumulated other comprehensive income in shareholders’ equity wherein the Company has recorded a gain, net of tax, of $206,000 and a loss, net of tax, of $45,000 for the three months ended September 30, 2006 and June 30, 2006, respectively. As of September 30, 2006, the fair value of this investment was approximately $21.1 million and was determined based on the closing price of Hummingbird shares on the Toronto Stock Exchange.

On October 2, 2006 the Company acquired all of the remaining issued and outstanding shares of Hummingbird. For details relating to this acquisition see Note 17 “Acquisitions” in these Notes to Interim Financial Statements.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 4—CAPITAL ASSETS

	As of September 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,474	$6,505	$1,969
Office equipment	8,272	7,048	1,224
Computer hardware	67,308	56,377	10,931
Computer software	17,397	12,216	5,181
Leasehold improvements	12,400	8,196	4,204
Building	16,652	415	16,237

	$130,503	$90,757	$39,746

	As of June 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,605	$6,360	$2,245
Office equipment	8,281	6,992	1,289
Computer hardware	66,714	54,995	11,719
Computer software	17,023	11,737	5,286
Leasehold improvements	12,374	8,064	4,310
Building	16,726	313	16,413

	$129,723	$88,461	$41,262

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2005:

Balance, June 30, 2005	$243,091
Adjustments relating to prior acquisitions	(17,470)
Adjustments on account of foreign exchange	9,902

Balance, June 30, 2006	235,523
Adjustments relating to prior acquisitions	(671)
Adjustments on account of foreign exchange	(887)

Balance, September 30, 2006	$233,965

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2005	$76,108	$51,873	$127,981
Activity during fiscal 2006:
Amortization expense	(18,900)	(9,199)	(28,099)
Impairment of intangible assets	(1,046)	—	(1,046)
Foreign exchange impact	3,000	2,598	5,598
Other	(3,988)	1,880	(2,108)

Net book value, June 30, 2006	55,174	47,152	102,326
Activity during fiscal 2007:
Amortization expense	(4,846)	(2,382)	(7,228)
Foreign exchange impact	(219)	(140)	(359)
Other	10	4	14

Net book value, September 30, 2006	$50,119	$44,634	$94,753

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets are made:

Fiscal years ending June 30,
2007	$20,732
2008	27,239
2009	20,863
2010	8,718
2011	6,215

Total	$83,767

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2006	As of June 30, 2006
Accounts payable—trade	$4,269	$6,077
Accrued salaries and commissions	13,467	15,020
Accrued liabilities	26,821	26,827
Amounts payable in respect of restructuring (note 16)	4,054	6,148
Amounts payable in respect of acquisitions and acquisition related accruals	7,741	8,463

	$56,352	$62,535

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Long-term accrued liabilities

	As of September 30, 2006	As of June 30, 2006
Pension liabilities	$582	$582
Amounts payable in respect of restructuring (note 16)	1,419	1,851
Amounts payable in respect of acquisitions and acquisition related accruals	12,745	14,224
Other accrued liabilities	568	568
Asset retirement obligations	3,848	3,896

	$19,162	$21,121

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of September 30, 2006 was $2.6 million, (June 30, 2006 - $2.6 million). The fair value of the pension obligation as of September 30, 2006 was $3.0 million, (June 30, 2006 - $3.0 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At September 30, 2006, the present value of this obligation was $3.8 million, (June 30, 2006 - $3.9 million), with an undiscounted value of $4.8 million, (June 30, 2006 - $4.8 million). These leases were primarily assumed in connection with the IXOS acquisition.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table summarizes the activity with respect to the Company’s acquisition accruals during the period ended September 30, 2006.

	Balance June 30, 2006	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance September 30, 2006
IXOS
Employee termination costs	$22	$—	$(22)	$—	$—
Excess facilities	17,401	—	(1,326)	—	16,075
Transaction-related costs	616	—	(2)	—	614

	18,039	—	(1,350)	—	16,689
Gauss
Transaction-related costs	34	—	(7)	—	27

	34	—	(7)	—	27
Eloquent
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Excess facilities	3,329	—	(69)	—	3,260
Transaction-related costs	221	—	(148)	(34)	39

	3,550	—	(217)	(34)	3,299
Artesia
Excess facilities	761	—	(227)	(306)	228
Transaction-related costs	12	—	(12)	—	—

	773	—	(239)	(306)	228
Vista
Transaction-related costs	6	—	—	(6)	—

	6	—	—	(6)	—
Optura
Excess facilities	30	—	(30)	—	—
Transaction-related costs	12	—	—	(12)	—

	42	—	(30)	(12)	—

Totals
Employee termination costs	22	—	(22)	—	—
Excess facilities	21,521	—	(1,652)	(306)	19,563
Transaction-related costs	1,144	—	(169)	(52)	923

	$22,687	$—	$(1,843)	$(358)	$20,486

The adjustments to goodwill relate to employee termination costs and excess facilities primarily to adjustments accounted for in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination”. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 8—LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt

Long-term debt consists of a five year mortgage agreement entered into during December 2005 with a Canadian chartered bank. The principal amount of the mortgage is Canadian Dollars (“CDN”) $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on the Company’s headquarters in Waterloo, Ontario. Interest is to be paid monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of CDN $101,000 with a final lump sum principal payment of CDN $12.6 million due on maturity. The mortgage may not be prepaid in whole or in part at anytime prior to the maturity date.

As of September 30, 2006, the carrying values of the building and mortgage were $16.2 million and $13.2 million, respectively.

On October 2, 2006, the Company entered into a $465.0 million credit agreement with a Canadian chartered bank. For details relating to this agreement see Note 18 “Subsequent Events” in these Notes to the Interim Financial Statements.

Credit facility

On February 2, 2006, the Company secured a demand operating facility of CDN $40.0 million from a Canadian chartered bank (the “credit facility”). Borrowings under this facility bear interest at varying rates depending upon the nature of the borrowings. The Company has pledged certain of its assets as collateral for this credit facility. There are no stand-by fees for this facility. As of September 30, 2006, there were no borrowings outstanding under this facility.

On October 2, 2006, the credit facility was cancelled upon the Company entering into a new credit agreement with a Canadian chartered bank. The Company was not subject to any termination penalties. For details relating to this new credit agreement and termination of the existing credit agreement see Note 18 “Subsequent Events” in these Notes to the Interim Financial Statements.

NOTE 9—ALLOWANCE FOR DOUBTFUL ACCOUNTS AND UNBILLED RECEIVABLES

Balance of allowance for doubtful accounts as of June 30, 2006	$2,736
Bad debt expense for the period	720
Write-off/adjustments	(726)

Balance of allowance for doubtful accounts as of September 30, 2006	$2,730

Included in accounts receivable are unbilled receivables in the amount of $3.4 million and $4.3 million as of September 30, 2006 and June 30, 2006, respectively.

NOTE 10—SHARE CAPITAL AND SHARE BASED PAYMENTS

Share Capital

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

On May 19, 2006, the Company commenced a repurchase program (“Repurchase Program”) that provided for the repurchase of up to a maximum of 2,444,104 Common Shares. Purchase and payment for the Company’s Common Shares, under the Repurchase Program, will be determined by the Board of Directors of Open Text and will be made in accordance with rules and policies of the NASDAQ. The Repurchase Program will terminate on May 18, 2007.

During the three months ended September 30, 2006, the Company did not repurchase any of its Common Shares.

During the three months ended September 30, 2005, the Company issued 46,581 Common Shares to the former shareholders of DOMEA eGovernment (“Domea”) relating to an acquisition agreement commitment, made as part of the acquisition of Domea, to issue Common Shares in connection with the achievement of certain post-acquisition revenue targets. Upon issuance, the value ascribed to the shares of $813,000 was transferred from Commitment to issue shares to Share capital. The Company did not repurchase any of its Common Shares during this period.

Share-Based Payments

Summary of Outstanding Stock Options

As of September 30, 2006, options to purchase an aggregate of 5,662,951 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 253,220 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant except as noted hereinafter in the case of non-employee members of the Board of Directors only.

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

A summary of option activity under the Company’s stock option plans for the three months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2006	5,334,016	$12.25
Granted	450,000	17.01
Exercised	(70,572)	4.24
Forfeited or expired	(50,493)	15.78

Outstanding at September 30, 2006	5,662,951	$12.70	4.67	$29,447

Exercisable at September 30, 2006	3,836,709	$10.93	3.80	$26,742

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the three months ended September 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $7.50, using the following weighted average assumptions: expected volatility of 47%; risk-free interest rate of 4.3%; expected dividend yield of 0%; and expected life of 4.5 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

For the three months ended September 30, 2005 no stock options were granted by the Company.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provisions of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the Audited Notes to the Consolidated Financial Statements in the Company’s Form 10-Ks or in the notes to the Interim Financial Statements in the Company’s Form 10-Qs. As of September 30, 2006, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $10.9 million, which will be recognized over a weighted average period of approximately 2 years. As of September 30, 2005, the total compensation cost related to unvested stock awards not yet recognized in the statement of operations was $10.6 million, which would have been recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the statement of income for the three months ended September 30, 2006 was approximately $1.3 million. Deferred tax assets of $171,000 were recorded, as of September 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the statement of income for the three months ended September 30, 2005 was approximately $1.4 million. Deferred tax assets of $169,000 were recorded, as of September 30, 2005 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the three months ended September 30, 2006, cash in the amount of $299,000 was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three months ended September 30, 2006 from the exercise of options eligible for a tax deduction was $205,000, and this amount was recorded as additional paid-in capital.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

For the three months ended September 30, 2005, cash in the amount of $160,000 was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three months ended September 30, 2005 from the exercise of options eligible for a tax deduction was $46,000, and this amount was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

During the three months ended September 30, 2006, 22,209 Common Shares were issued under the ESPP for cash collected from employees totaling $305,000. In addition, cash in the amount $179,190 was received from employees that will be used to purchase Common Shares in future periods.

During the three months ended September 30, 2005, 255,402 Common Shares were issued under the ESPP for cash collected from employees totaling $3.1 million.

NOTE 11—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

	Three months ended September 30,
	2006	2005
Basic net income (loss) per share
Net income (loss)	$7,301	$(12,868)

Basic net income (loss) per share	$0.15	$(0.27)

Diluted net income (loss) per share
Net income (loss)	$7,301	$(12,868)

Diluted net income (loss) per share	$0.15	$(0.27)

Weighted average number of shares outstanding
Basic	48,975	48,439
Effect of dilutive securities *	1,244	—

Diluted	50,219	48,439

Excluded as anti-dilutive **	2,504	2,626

*	Certain options to purchase Common Shares are excluded from the calculation of diluted net income (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

**	Due to the net loss for the three months ended September 30, 2005, diluted net loss per share has been calculated for that period using the basic weighted average number of Common Shares outstanding, as the inclusion of any potentially dilutive securities would be anti-dilutive.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 12—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of September 30, 2006 and June 30, 2006, the Company had total net deferred tax assets of $62.1 million and $65.9 million respectively, and total deferred tax liabilities of $29.2 million and $31.7 million, respectively.

Deferred tax assets arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Taking into account the following factors: (i) the reversal of deferred income tax liabilities, (ii) projected future taxable income, (iii) the character of the income tax assets and (iv) tax planning strategies, a valuation allowance of $126.5 million and $127.5 million was required as of September 30, 2006 and June 30, 2006, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Gauss Interprise AG (“Gauss”) and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased in the Gauss and IXOS transactions.

NOTE 13—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting, by public business enterprises, of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the three months ended September 30, 2006 and September 30, 2005, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM.

Adjusted operating margin from operating segments does not include: (i) amortization of acquired intangible assets, (ii) provision for (recovery of) restructuring charges, (iii) other income (expense), (iv) share-based compensation and (v) provision for income taxes. Goodwill and other acquired intangible assets have been

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

Information about reportable segments is as follows:

	Three months ended September 30,
	2006	2005
Revenue
North America	$48,732	$46,229
Europe	47,451	41,432
Other	4,972	4,969

Total revenue	$101,155	$92,630

Adjusted income
North America	$10,223	$5,701
Europe	7,908	3,865
Other	1,158	97

Total adjusted income	19,289	9,663
Less:
Amortization of acquired intangible assets	7,228	6,853
Special charges (recoveries)	(468)	18,111
Share-based compensation	1,267	1,413
Other expense (income)	(373)	524
Provision for (recovery of) income taxes	4,334	(4,370)

Net income (loss)	$7,301	$(12,868)

	As of September 30, 2006	As of June 30, 2006
Segment assets
North America	$316,628	$268,231
Europe	287,429	331,139
Other	37,829	38,550

Total segment assets	$641,886	$637,920

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements as of September 30, 2006 and June 30, 2006 is as follows:

	As of September 30, 2006	As of June 30, 2006
Segment assets	$641,886	$637,920
Investments in marketable securities	21,127	21,025
Cash and cash equivalents (corporate)	2,379	12,148

Total assets	$665,392	$671,093

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area, for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,
	2006	2005
Total revenues:
Canada	$6,711	$7,240
United States	42,021	38,989
United Kingdom	10,838	8,781
Germany	16,243	15,109
Rest of Europe	20,370	17,542
Other	4,972	4,969

Total revenues	$101,155	$92,630

	As of September 30, 2006	As of June 30, 2006
Segment assets:
Canada	$157,649	$97,421
United States	158,979	170,810
United Kingdom	39,285	53,501
Germany	144,131	177,651
Rest of Europe	104,013	99,987
Other	37,829	38,550

Total segment assets	$641,886	$637,920

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of September 30, 2006	As of June 30, 2006
North America	$88,907	$89,499
Europe	124,001	124,827
Other	21,057	21,197

	$233,965	$235,523

NOTE 14—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$229	$26
Cash received during the period for interest	621	96
Cash paid during the period for income taxes	2,655	622

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 15—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$15,977	$813	$2,168	$12,996	$—
Operating lease obligations *	86,794	13,745	34,268	27,012	11,769
Purchase obligations	4,235	1,836	1,921	478	—

	$107,006	$16,394	$38,357	$40,486	$11,769

*	Net of $7.3 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $2.3 million and $3.6 million was recorded during the three months ended September 30, 2006 and September 30, 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on the 5 year mortgage on the Company’s headquarters in Waterloo, Ontario. For details relating to this mortgage see Note 8 in these Interim Financial Statements.

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

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, the Company commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the statements of income.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Based on the number of minority IXOS shareholders as of September 30, 2006, the estimated amount of Annual Compensation was approximately $130,000 for the three months ended September 30, 2006. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to review the proposed amount of the Annual Compensation and the Purchase Price (the “IXOS Appraisal Procedures”) for the amounts offered under the IXOS DA. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price in the IXOS Appraisal Procedures. The purchase offer made under the IXOS DA will expire at the end of the IXOS Appraisal Procedures.

These disputes are a normal and probable part of the process of acquiring minority shares in Germany. The costs associated with the above mentioned shareholder objections to the proposed fair value of the Annual Compensation and the Purchase Price are direct incremental costs associated with the ongoing step acquisitions of shares held by the minority shareholders and have been deferred within Goodwill pending the outcome of the objections. The Company is unable to predict the future costs associated with these activities that will be payable in future periods.

Gauss domination agreements

Pursuant to a domination agreement dated November 4, 2003 (the “Gauss DA”) between Open Text and Gauss, Open Text has offered to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per share (the “Gauss Purchase Price I”). As a result of certain shareholders having filed for a special court procedure to review the proposed amount of the Gauss Purchase Price I that must be payable to minority shareholders as a result of the Gauss DA, the acceptance period has been extended pursuant to German law until the end of such proceedings. In addition, in April 2004 Gauss announced that effective July 1, 2004 the shares of Gauss would cease to be listed on a stock exchange. In connection with this delisting, on July 2, 2004, a second offer by Open Text to purchase the remaining outstanding shares of Gauss at a price of Euro 1.06 per share, commenced. This acceptance period has also been extended pursuant to German law until the end of proceedings to reassess the amount of the consideration offered under German law in the delisting process. The shareholders’ resolution on the Gauss DA and on the delisting was subject to a court procedure in which certain shareholders of Gauss claimed that the resolution by which the shareholders of Gauss approved of the entering into the Gauss DA and the authorization to the management board of Gauss to file for a delisting are null and void. As a result of an out of court settlement, the complaints have been withdrawn and it has been agreed between Open Text and the minority Gauss shareholders that an amount of Euro 0.05 per share per annum will be payable as compensation to certain shareholders of Gauss under certain circumstances, but only after registration of the Squeeze Out as defined hereafter.

In Germany, once ownership of 95% of the shares of a company is obtained, an acquirer can go through a “Squeeze-Out” process which is very similar to the Domination Agreement process. The only difference is if the Squeeze Out is registered, the shares of minority shareholders are transferred automatically—by virtue of the law—to the acquirer. On August 25, 2005, at the shareholders meeting of Gauss, upon a motion of Open Text, it was decided to transfer the shares of the minority shareholders, which at the time of the shareholders’ meeting held less than 5% of the shares of Gauss, to Open Text (“Squeeze Out”). Certain shareholders of Gauss had filed suits to oppose all or some of the resolutions of the shareholders’ meeting of August 25, 2005.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

On October 27, 2006, the Squeeze Out was registered in the Commercial Register in the Local Court of Hamburg. See Note 18 “Subsequent Events” in these Interim Financial Statements.

The Company has recorded its best estimate of the amount payable to the minority shareholders of Gauss under the Squeeze Out. In the three months ended September 30, 2006, the Company has accrued $7,500 for such payments, resulting in total accruals of $82,500 as of September 30, 2006. The Company is currently in the process of determining the final amounts payable to shareholders of Gauss.

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

NOTE 16—SPECIAL CHARGES (RECOVERIES)

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately $22.0 million. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. In the three months ended September 30, 2006, the Company recorded recoveries from special charges of $468,000. The provision related to workforce reduction is

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

expected to be substantially paid by December 31, 2006, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

Restructuring charges

Fiscal 2006 Restructuring

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(256)	(277)	65	(468)
Cash payments	(1,042)	(844)	(74)	(1,960)
Foreign exchange and other adjustments	(15)	40	—	25

Balance as of September 30, 2006	$1,372	$3,054	$—	$4,426

The following table outlines restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the period ended September 30, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$(181)	$(351)	$19	$(513)
Europe	(67)	74	51	58
Other	(8)	—	(5)	(13)

Total charge (recovery) for period ended September 30, 2006	$(256)	$(277)	$65	$(468)

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows for the three months ended September 30, 2006:

Fiscal 2004 Restructuring Plan	Facility costs
Balance as of June 30, 2006	$1,170
Cash payments	(133)
Foreign exchange and other adjustments	10

Balance as of September 30, 2006	$1,047

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 17—ACQUISITIONS

IXOS

As of September 30, 2006, the Company owned 95.66% of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases of IXOS shares, by 0.14% during the three months ended September 30, 2006. Total consideration paid for the purchase of shares of IXOS during the three months ended September 30, 2006 was approximately $333,000. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

Hummingbird

On July 5, 2006, the Company announced its intention to make an offer to purchase all of the outstanding common shares of Hummingbird. On August 4, 2006, the Company entered into a definitive agreement with Hummingbird under which the Company was to acquire all of Hummingbird’s outstanding common shares, for cash valued at $27.85 per share, or approximately $494.0 million. On October 2, 2006, the Company acquired all of the issued and outstanding shares of Hummingbird. For further details relating to this acquisition see Note 18 “Subsequent Events” in these Notes to the Interim Financial Statements.

NOTE 18—SUBSEQUENT EVENTS

Hummingbird

On August 4, 2006, Open Text entered into a definitive agreement to acquire all of the issued and outstanding shares of Hummingbird. On October 2, 2006, the Company acquired all of the issued and outstanding shares of Hummingbird. Hummingbird is a global provider of enterprise software solutions. Open Text expects the combination of the two companies to strengthen its ability to offer an expanded portfolio of solutions aimed at a wide range of vertical markets. In accordance with SFAS 141, this acquisition will be accounted for as a business combination.

Hummingbird’s software offerings fall into two principal product families: (i) Hummingbird Enterprise, and (ii) Hummingbird Connectivity. The Company’s flagship offering, Hummingbird Enterprise, is an integrated Enterprise Content Management suite enabling users to capture, create, access, manage, share, find, extract, analyze, protect, publish and archive business content across the extended enterprise from anywhere in the world. Hummingbird Connectivity is a host access product suite that includes software applications for accessing mission-critical back office applications and related data from the majority of today’s systems, including mainframe, AS/400, Linux and UNIX platform environments.

The results of operations of Hummingbird will be consolidated with those of Open Text beginning October 2, 2006.

Consideration for this acquisition consisted of approximately $494.0 million in cash which includes $21.1 million associated with the open market purchases of Hummingbird shares.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2006

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Hummingbird Stock Option Plan

On October 2, 2006, the Company established the Hummingbird Stock Option Plan to provide long-term incentives to attract, motivate and retain certain key: (i) employees, (ii) officers and directors, and (iii) consultants of Hummingbird. Approximately 355,675 options were granted by the Company during October 2006 under this plan.

The preliminary allocation of the purchase price to the fair value of net assets acquired had not been concluded as of the date of the filing of this Quarterly Report under Form 10-Q. The Company expects the preliminary allocation to be completed on or before December 15, 2006.

As of September 30, 2006, a director of the Company earned approximately $100,000 in consulting fees for assistance with the acquisition of Hummingbird. These fees will be included in the purchase price allocation. The director abstained from voting on the Hummingbird acquisition transaction.

New Credit Agreement and termination of existing $40 million line of credit

On October 2, 2006, the Company entered into a $465.0 million Credit Agreement with a Canadian chartered bank (the “Bank”), consisting of a $390.0 million term loan facility (the “Term Loan”) and a $75.0 million committed revolving term credit facility (the “Revolver”).

The Term Loan repayments are equal to approximately $4.7 million per year, paid quarterly for a period of 7 years, with the remainder due at the end of the term. The Term Loan contains floating and fixed rate interest options. The Revolver has a 5 year term with no fixed repayment date prior to the end of the term.

On October 2, 2006, the Company terminated its CDN $40.0 million line of credit with the Bank. The Company was required to terminate this line of credit prior to executing the Credit Agreement. As of the date of termination, there were no borrowings outstanding on the CDN $40.0 million line of credit, nor were there any termination penalties.

Exit Plan

On October 5, 2006, the Company committed to a plan to terminate various employees and abandon certain excess facilities (the “exit plan”). The Company expects to incur severance and other employee termination costs as well as contract termination costs. The Company expects to determine the estimates of the amounts expected to be incurred in connection with the exit plan on or before December 31, 2006.

Gauss Squeeze Out

On October 27, 2006, the Squeeze Out was registered in the Commercial Register in the Local Court of Hamburg. For further details relating to the Squeeze Out refer to Note 15 “Commitments and Contingencies” in these Notes to the Interim Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three months ended September 30, 2006, certain sections of which are incorporated herein by reference as set forth in Part II Item 1A “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

OVERVIEW

About Open Text

We are one of the market leaders in providing Enterprise Content Management (“ECM”) solutions that bring together people, processes and information. Our software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

Purchase of Hummingbird Ltd. (“Hummingbird”)

On October 2, 2006, we successfully closed the purchase of Hummingbird, a Toronto based, global provider of ECM solutions. This transaction was the culmination of an offer made by us, on July 2006 to purchase all of the outstanding common shares of this company.

The approximate value of this all cash transaction was $494.0 million, inclusive of our earlier purchase, in June 2006, of approximately 4.3% of issued and outstanding shares of Hummingbird.

The transaction was financed by way of a $390.0 million term loan facility from a Canadian chartered bank, Hummingbird’s cash in the amount of approximately $58.0 million and the rest through the use of our available cash.

We believe that this acquisition will enhance our size and global reach and will further solidify our position as a leading provider of ECM solutions. The union of Open Text and Hummingbird will now strengthen our ability to reach a wider, more diversified audience and as such we believe the acquisition of Hummingbird will create a strong strategic fit that adds to our “solutions focus” and will increase the reach of our global partner program.

Results of Operations

The following table presents an overview of our selected financial data.

	Three months ended September 30,
(in thousands)	2006	2005	Change in $	% Change
Total revenue	$101,155	$92,630	$8,525	9.2%
Cost of revenue	34,239	33,083	1,156	3.5%
Gross profit	66,916	59,547	7,369	12.4%
Amortization of acquired intangible assets	2,382	2,222	160	7.2%
Special charges (recoveries)	(468)	18,111	(18,579)	(102.6%)
Other operating expenses	53,995	55,801	(1,806)	(3.2%)
Income (loss) from operations	11,007	(16,587)	27,594	N/A
Net income (loss)	7,301	(12,868)	20,169	N/A
Gross margin	66.2%	64.3%
Operating margin	10.9%	(17.9%)

In Fiscal 2006, we announced that our operational focus was on increasing near-term profitability by streamlining our operations. In the first quarter of Fiscal 2006, our Board approved and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities, (“Fiscal 2006 restructuring plan”). In this current quarter of Fiscal 2007, we are pleased to see our efforts materializing. Revenue has increased by 9.2% in the three months ended September 30, 2006 compared to the same period in the prior fiscal year, while costs of revenue have increased only slightly by 3.5% in the three months ended September 30, 2006 compared to the same period in the prior fiscal year. As a result we have seen our gross profit increase by over 12.0% compared to the same quarter in the prior fiscal year. We believe our Fiscal 2006 restructuring initiative has been successful and we expect to continue to see savings in Fiscal 2007. Absent the impact of the restructuring initiative, operating income increased by $9.0 million, in the current quarter compared to the same period in the prior fiscal year, due to a combination of stronger gross margins and a general decrease in operating loss in the aftermath of the restructuring initiative.

Going forward we will continue to strive to provide customers with an independent alternative to manage information in a compliant and transparent way, while ensuring that content is safe, searchable and readily accessible. We have already taken steps to solidify our position with the acquisition of Hummingbird. In addition, we are seeing the ECM market growing by approximately 8% to 12% a year. With the acquisition of FileNet Inc. by IBM Corporation, in August 2006, we are now positioned as one of the largest independent providers of ECM solutions in the market, and we think that our independence will help us to compete more effectively, primarily because system integrators will appreciate our neutrality and will want to work with us, over vendors who may be seen as competitors.

We will also continue to adapt to market changes in the ECM sector by developing new solutions, leveraging our existing solutions and utilizing our partner programs to reach new customers, and to serve existing customers more effectively. We also expect to announce the “formal” release of Livelink ECM version 10.0, our next major product release, during the second quarter of Fiscal 2007. Livelink 10.0 is a higher “value-added” application that will offer the ability to connect with or interact with various platforms from other vendors.

An analysis of each of the components of our “Results of Operations” follows:

Revenues

Revenue by Product Type

The following tables set forth our revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended September 30,
(In thousands)	2006	2005	Change in $	% Change
License	$28,825	$24,943	$3,882	15.6%
Customer support	48,288	45,324	2,964	6.5%
Services	24,042	22,363	1,679	7.5%

Total	$101,155	$92,630	$8,525	9.2%

	Three months ended September 30,
(% of total revenue)	2006	2005
License	28.5%	26.9%
Customer support	47.7%	48.9%
Services	23.8%	24.2%

Total	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased in the three months ended September 30, 2006 compared to the same period in the prior fiscal year, primarily due to increases in license sales in Europe—which contributed to 90% of this increase along with an 11% increase contributed by “Other” countries and offset by a slight decrease in North America of 1%. Overall, we generated 35% of license revenue from new customers.

Customer Support Revenue

Customer support revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore, changes in customer support revenue do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options. We have historically experienced a renewal rate over 90% but continue to encounter pricing pressure from our customers during contract negotiation and renewal. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

Customer support revenue increased in the three months ended September 30, 2006 compared to the same period in the prior fiscal year, primarily because we saw, (and in almost equal amounts), increases in North America and Europe, offset by a marginal decrease in the other countries.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue grew modestly in the three months ended September 30, 2006, compared to the same period in the prior fiscal year. We are pleased to see such growth, as historically service revenue is lower in the first quarter of the fiscal year due to both our employees and our customers taking vacation time during this period, resulting in lower billable hours. We continue to see demand in North America for our SAP related ECM services, with revenue from North America growing by approximately 12%. We expect this trend to continue in the future. Our growth in North America was offset by a decrease in revenue from our global services outside of North America.

Revenue and Operating Margin by Geography

The following table sets forth information regarding our revenue by geography.

Revenue by Geography

	Three months ended September 30,
(In thousands)	2006	2005
North America	$48,732	$46,229
Europe	47,451	41,432
Other	4,972	4,969

Total	$101,155	$92,630

	Three months ended September 30,
% of Total Revenue	2006	2005
North America	48.2%	49.9%
Europe	46.9%	44.7%
Other	4.9%	5.4%

Total	100.0%	100.0%

Overall, we have seen increased revenue growth in all three segments in which we operate. In the three months ended September 30, 2006, we have increased the number of our deal transactions by 5%, compared to the same period in the prior fiscal year. In addition, 11% of our transactions were the result of our global partner program, reinforcing our belief that our program continues to be successful.

North America

The North America geographic segment includes Canada, the United States and Mexico.

Revenues in North America increased in the three months ended September 30, 2006, compared to the same period in the prior fiscal year, primarily as a result of the North American market showing greater interest in our ECM and SAP solutions. Overall, 48% of our revenue was generated from this segment in the three months ended September 30, 2006.

Europe

The Europe geographic segment includes Austria, Belgium, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom.

Revenues in Europe increased strongly in the three months ended September 30, 2006, compared to the same period in the prior fiscal year, primarily as a result of significant growth in license and customer service revenues in Europe. We did particularly well in both the UK and the Nordic regions, however, the rest of Europe also met their targets.

Other

The “other” geographic segment includes Australia, Japan, Malaysia, and the Middle East region.

Revenues from our “other” segments increased only slightly in the three months ended September 30, 2006 compared to the same period in the prior fiscal year.

Adjusted Operating Margin by Significant Segment

The following table provides a summary of the Company’s adjusted operating margins by significant segment.

	Three months ended September 30,
	2006	2005
North America	21.0%	12.3%
Europe	16.7%	9.3%

Our adjusted operating margins have increased in all geographies in the first quarter of Fiscal 2007 compared to the same period in Fiscal 2006 on account of our customers being increasingly interested in purchasing a complete ECM platform which generally involves a larger dollar value transaction. This has the effect of lengthening lead times for new and existing opportunities.

Adjusted operating margin is a non-GAAP financial measure. Such non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus our definition may be different from similar non-GAAP financial measures used by other companies. We use this financial measure to supplement the information provided in our consolidated financial statements, which are presented in accordance with U.S. GAAP. The presentation of adjusted operating margin is not meant to be a substitute for net income presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. Adjusted operating margin is calculated based on net income before including the impact of amortization of acquired intangibles, special charges, other income/expense, share-based compensation expenses and the provision for taxes. These items are excluded based upon the manner in which our management evaluates our business. We believe the provision of this non-GAAP measure allows our investors to evaluate the operational and financial performance of our core business using the same evaluation measures that we use to make decisions. As such we believe this non-GAAP measure is a useful indication of our performance or expected performance of recurring operations and may facilitate period-to-period comparisons of operating performance.

A reconciliation of our adjusted operating margin to net income as reported in accordance with U.S. GAAP is provided below:

	Three months ended September 30,
	2006	2005
Revenue
North America	$48,732	$46,229
Europe	47,451	41,432
Other	4,972	4,969

Total revenue	$101,155	$92,630

Adjusted income
North America	$10,223	$5,701
Europe	7,908	3,865
Other	1,158	97

Total adjusted income	19,289	9,663
Less:
Amortization of acquired intangible assets	7,228	6,853
Special charges (recoveries)	(468)	18,111
Share-based compensation	1,267	1,413
Other expense (income)	(373)	524
Provision for (recovery of) income taxes	4,334	(4,370)

Net income (loss)	$7,301	$(12,868)

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

	Three months ended September 30,
(In thousands)	2006	2005	Change in $	% Change
License	$2,800	$2,388	$412	17.3%
Customer Support	6,731	7,029	(298)	(4.2%)
Service	19,862	19,035	827	4.3%
Amortization of acquired technology intangible assets	4,846	4,631	215	4.6%

Total	$34,239	$33,083	$1,156	3.5%

	Three months ended September 30,
Gross Margin (% of revenue)	2006	2005
License	90.3%	90.4%
Customer Support	86.1%	84.5%
Service	17.4%	14.9%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues increased marginally in the three months ended September 30, 2006, compared to the same quarter in the prior fiscal year, primarily due to higher royalty and third party costs, in correlation with the increased license revenue we saw in this quarter compared to the same period in the prior fiscal year.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues decreased slightly in the three months ended September 30, 2006, compared to the same period in the prior fiscal year primarily as the result of a decrease in labor and labor related expenses.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased in the three months ended September 30, 2006 compared to the same period in the prior fiscal year as a result of increased revenues. The increase in costs was lower than the increase in revenues, which favorably increased services’ gross margins in the current quarter compared to the same period in the prior year. This favorable increase in margins was in part due to a reclassification of revenue and expenses we made between Customer support and Service. For further details regarding this reclassification please see Note 1 “Basis of Presentation” under Part I of this Quarterly report on Form 10-Q.

Amortization of acquired technology intangible assets

Amortization of acquired intangible assets includes the amortization of patents and customer assets. Amortization of acquired technology is included as an element of cost of sales. The slight increase in amortization of acquired technology intangible assets in the three months ended September 30, 2006, compared to the same period in the prior fiscal year, is primarily the result of additional amortization resulting from the increase in our ownership of IXOS.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Research and development	$14,179	$15,745	$(1,566)	(9.9%)
Sales and marketing	24,557	24,901	(344)	(1.4%)
General and administrative	12,267	12,646	(379)	(3.0%)
Depreciation	2,992	2,509	483	19.3%
Amortization of acquired intangible assets	2,382	2,222	160	7.2%
Special charges (recoveries)	(468)	18,111	(18,579)	(102.6%)

Total	$55,909	$76,134	$(20,225)	(26.6%)

	Three months ended September 30,
(in % of total revenue)	2006	2005
Research and development	14.0%	17.0%
Sales and marketing	24.3%	26.9%
General and administrative	12.1%	13.7%
Depreciation	3.0%	2.7%
Amortization of acquired intangible assets	2.4%	2.4%
Special charges	(0.5%)	19.6%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses decreased by $1.6 million in the three months ended September 30, 2006 compared to the same period in the prior fiscal year primarily due to a decrease in our labor and labor related expenses, as a result of our Fiscal 2006 restructuring initiative.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses declined marginally by $344,000 in the three months ended September 30, 2006 compared to the same period in the prior fiscal year, primarily due to a decrease of labor and overhead and office expenses. The decrease in these expenses was as a result of our Fiscal 2006 restructuring initiative. The decrease was partially offset by an increase in our commission and other related operating expenses, as the result of normal business activity.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

General and administrative expenses decreased slightly by $379,000 in the three months ended September 30, 2006 compared to the same period in the prior fiscal year. The decrease was primarily the result of savings from our compliance and regulatory fees, which we achieved as the result of efficiencies gained from operating improvements.

Share-based compensation expense

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation under the provisions of SFAS 123R, using the modified prospective application transitional approach. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options since the exercise price was equal to the market price of the underlying shares on the date of grant. Under SFAS 123R, we estimate the fair value of each option granted on the date of the grant using the Black-Scholes option-pricing model.

For the three months ended September 30, 2006, the weighted-average fair value of options granted, as of the grant date, was $7.50 using the following weighted average assumptions: expected volatility of 47%; risk-free interest rate of 4.3%; expected dividend yield of 0%; and expected life of 4.5 years.

We granted no stock options during the three months ended September 30, 2005.

Share-based compensation cost included in the statement of income for the quarter ended September 30, 2006 was approximately $1.3 million. Additionally, deferred tax assets of $171,000 were recorded as of September 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of September 30, 2006, the total compensation cost related to unvested awards not yet recognized is $10.9 million which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the statement of income for the three months ended September 30, 2005 was approximately $1.4 million. Additionally, deferred tax assets of $169,000 were recorded, as of September 30, 2005 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of September 30, 2005, the total compensation cost related to unvested awards not yet recognized was $10.6 million which is to be recognized over a weighted average period of approximately 2 years.

Depreciation expenses

Depreciation expenses increased marginally in three months ended September 30, 2006 compared to the same period in the prior fiscal year, due to the inclusion of the deprecation of our Waterloo building on which depreciation commenced only in the second quarter of Fiscal 2006.

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of patents and customer assets. Amortization of acquired technology is included as an element of cost of sales. The increase in amortization of acquired intangible assets in the three months ended September 30, 2006, compared to the same period in the prior fiscal year, is the result of additional amortization resulting from the increase in our ownership of IXOS.

Special charges (recoveries)

Fiscal 2007 Restructuring

On October 5, 2006, we committed to a plan to terminate various employees and abandon certain real estate facilities as part of our integration with Hummingbird. We are currently in the process of determining the estimates of the amounts expected to be incurred in connection with this initiative. As part of this integration, we are reducing our worldwide workforce of 3,500 people by approximately 15 percent. The restructuring actions commenced in October 2006 and to date, approximately 60 percent of these reductions have been completed. The remaining staff reductions are expected to be completed by the end of November, 2006. The staff reductions will be focused on redundant positions or areas of the business that are not consistent with the company’s strategic focus. We are also reducing 38 facilities by closing or consolidating offices in certain locations.

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately $22.0 million. On a quarterly basis, we conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate. In the three months ended September 30, 2006, we recorded recoveries from special charges of $468,000. The provision related to workforce reduction is expected to be substantially paid by December 31, 2006 and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(256)	(277)	65	(468)
Cash payments	(1,042)	(844)	(74)	(1,960)
Foreign exchange and other adjustments	(15)	40	—	25

Balance as of September 30, 2006	$1,372	$3,054	$—	$4,426

The following table outlines the restructuring charges we incurred under the Fiscal 2006 restructuring plan, by segment, for the period ended September 30, 2006.

Fiscal 2006 Restructuring Plan – by Segment	Work force reduction	Facility costs	Other	Total
North America	$(181)	$(351)	$19	$(513)
Europe	(67)	74	51	58
Other	(8)	—	(5)	(13)

Total charge (recovery) for the period ended September 30, 2006	$(256)	$(277)	$65	$(468)

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to our North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. On a quarterly basis we conduct an evaluation of these balances and we revise our assumptions and estimates, as appropriate. All actions relating to work force reduction were completed, and the related costs expended, as of March 31, 2006. The provision for our facility costs is expected to be expended by 2011. The activity of our provision for the 2004 restructuring charge is as follows for the period presented below:

Fiscal 2004 Restructuring Plan	Facility costs
Balance as of June 30, 2006	$1,170
Cash payments	(133)
Foreign exchange and other adjustments	10

Balance as of September 30, 2006	$1,047

Income taxes

We recorded a tax provision of $4.3 million for the three months ended September 30, 2006 compared to a recovery of $4.4 million for the three months ended September 30, 2005. This is as a result of positive net income in the current quarter (versus a loss in the same period in the prior fiscal year) and the impact of higher income being earned in jurisdictions with a higher statutory rate.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

	Three months ended September 30,
(in thousands)	2006	2005	$ Change
Net cash provided by (used in):
Operating activities	$9,637	$278	$9,359
Investing activities	$(6,395)	$(13,356)	$6,961
Financing activities	$563	$289	$274

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $9.4 million in the three months ended September 30, 2006 compared to the same period in the prior fiscal year, primarily as a result of an increase in net income of approximately $20.2 million, an increase in the impact of non-cash charges of $5.7 million offset by changes in operating assets and liabilities of $16.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by approximately $7.0 million during the three months ended September 30, 2006 compared to the same period in the prior fiscal year. The overall decrease was due to a reduction in capital expenditures of $3.2 million, and reduced spending on prior period acquisitions (including IXOS) of $6.1 million. The decrease was offset by an increase in acquisition related costs of $2.3 million, which includes a payment of $829,000 for the open market purchase of Hummingbird shares in June 2006.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing increased marginally by $274,000 in the three months ended September 30, 2006 compared to the same period in the prior fiscal year. This increase was primarily due to increased proceeds on issuance of our common shares, offset by payments we made relating to our mortgage financing.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$15,977	$813	$2,168	$12,996	$—
Operating lease obligations *	86,794	13,745	34,268	27,012	11,769
Purchase obligations	4,235	1,836	1,921	478	—

	$107,006	$16,394	$38,357	$40,486	$11,769

*	Net of $7.3 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

We recorded rental expense of $2.3 million and $3.6 million during the three months ended September 30, 2006 and September 30, 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on our 5 year mortgage on our headquarters in Waterloo, Ontario. For details relating to this mortgage see Note 8 “Long-term debt and credit facilities” in our Unaudited Notes to Condensed Consolidated Financial Statements.

IXOS domination agreements

Based on the number of minority IXOS shareholders as of September 30, 2006, the estimated amount of Annual Compensation payable to IXOS minority shareholder was approximately $130,000 for the three months ended September 30, 2006. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders that will be on record in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Certain IXOS shareholders have filed for a procedure granted under German law at the district court of Munich, Germany, asking the court to review the proposed amount of the Annual Compensation and the Purchase Price for the amounts offered under the IXOS DA. It cannot be predicted at this stage, whether the court will increase the Annual Compensation and/or the Purchase Price.

The costs associated with the above mentioned procedure are direct incremental costs associated with the ongoing step acquisitions of shares held by the minority shareholders. These disputes are a normal and probable part of the process of acquiring minority shares in Germany. We are unable to predict the future costs associated with these activities that will be payable in future periods.

For further details relating to the IXOS domination agreement refer to Note 15 “Commitments and Contingencies” in our Unaudited Notes to Condensed Consolidated Financial Statements.

Gauss Squeeze Out

The Gauss Squeeze court administered process was successfully concluded in October 2006 and registered with the local court in Hamburg.

We have recorded our best estimate of the amount payable to the minority shareholders of Gauss under the Squeeze Out. As of September 30, 2006, we had accrued $82,500 for such payments.

For further details relating to the Gauss Squeeze Out refer to Note 15 “Commitments and Contingencies” in our Unaudited Notes to Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB 108 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

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

We have net monetary asset and liability balances in foreign currencies other than the U.S. Dollar, including primarily the Euro (“EUR”), the Pound Sterling (“GBP”), the Canadian Dollar (“CDN”), and the Swiss Franc (“CHF”). Currently, we do not use financial instruments to hedge operating expenses in foreign currencies.

The following tables provide a sensitivity analysis on our exposure to changes in foreign exchange rates. For foreign currencies where we engage in material transactions, the following table quantifies the absolute impact that a 10% increase/decrease against the U.S. dollar would have had on our total revenues, operating expenses, and net income for the three months ended September 30, 2006. This analysis is presented in both functional and transactional currency. Functional currency represents the currency of measurement for each of an entity’s domestic and foreign operations. Transactional currency represents the currency in which the underlying transactions take place. The impact of changes in foreign exchange rates for those foreign currencies not presented in these tables is not material.

	10% Change in Functional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$4,059	$3,608	$451
British Pound	1,252	719	533
Canadian Dollar	675	1,855	1,180
Swiss Franc	927	521	406

	10% Change in Transactional Currency (in thousands)
	Total Revenue	Operating Expenses	Net Income
Euro	$2,641	$2,244	$397
British Pound	1,081	745	336
Canadian Dollar	673	1,851	1,178
Swiss Franc	584	346	238

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

Risk Factors

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. You should carefully review the following factors, as well as the other information set forth herein, when evaluating us and our business. If any of the following risks were to occur, our business, financial condition and results of operations would likely suffer. In that event, the trading price of our Common Shares would likely decline. Such risks are further discussed from time to time in our filings filed from time to time with the SEC.

Our acquisition of Hummingbird may adversely affect our operations and finances in the short term

On October 2, 2006 we acquired all of the outstanding common shares of Hummingbird Ltd.(“Hummingbird”) for a price of $27.85 per share, which equaled a total purchase price of approximately $494.0 million. The Hummingbird shares were acquired for cash, which required us to borrow the funds from a syndicate of leading financial institutions to help to pay for the Hummingbird acquisition. The interest costs associated with this credit facility will materially increase our operating expenses, which may materially and adversely affect our profitability and the price of our Common Shares. The Hummingbird acquisition represents a significant opportunity for our business. However, the size of the acquisition and the inevitable integration challenges that will result from the acquisition may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Hummingbird employees and our operations may be disrupted if we fail to adequately retain and motivate all of the employees of the newly merged entity.

Our success depends on our relationships with strategic partners

We rely on close cooperation with partners for sales and product development as well as to optimize opportunities which arise in our competitive environment. If any of our partners should decide for any reason to terminate or scale back their cooperative efforts with us, our business, operating results, and financial condition may be adversely affected.

If we do not continue to develop new technologically advanced products, future revenues will be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive products and evolving demands of the marketplace. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on private intranets as well as on the Internet. Often, we must integrate software licensed or acquired from third parties with our own software to create or improve our products. These products are important to the success of our strategy, and if we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate the technologies licensed or acquired from third parties, to develop new software products and enhancements to existing products, or to complete products currently under development, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve market acceptance, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business, as well as our ability to compete in the marketplace, would be materially harmed.

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and development of new product offerings. In response to customer requests, we continue to enhance Livelink and many of our optional components and we continue to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving. Since we operate in a rapidly evolving industry, the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to intense competition, our business will suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter each of our markets. Numerous releases of competitive products have occurred in recent history and can be expected to continue in the near future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if marketplace dictated the development of significant price competition, we would need to lower our prices. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

We are confronting two inexorable trends in our industry; the consolidation of our competitors and the commoditization of our products and services

The acquisition of Documentum Inc. by EMC Corporation (“EMC”) in December 2003 and International Business Machine (“IBM”) Corporation’s acquisition of FileNet Corporation in October 2006 have changed the marketplace for our goods and services. As a result of these acquisitions, two comparable competitors to our company have been replaced by larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These large, well-capitalized companies have the financial resources to engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. For example, Microsoft has launched SharePoint, a product which provides the same benefits that some of our ECM products provide at a lower cost to the customer. The threat posed by larger competitors and the goods and services that these companies can produce at a lower cost to our target customers may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our common shares.

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

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition, however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures as well as our own internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across our customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle can tend to be longer than generally expected. Over the past fiscal year, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it can take several months, or even several quarters, for selling opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. We have increased our presence in the European market, especially since our acquisition of IXOS Software AG (“IXOS”). These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with both domestic and foreign laws, compliance with domestic and international import and export laws and regulations, costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect cash drawls from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. In addition, international earnings may be subject to taxation by more than one jurisdiction, which could also materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, foreign exchange rates can impact revenue adversely.

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and, as a result this delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced our 2006 restructuring initiative to restructure our operations with the intention of streamlining our operations. Subsequently, in October 2006 we announced our commitment to a separate restructuring initiative in the aftermath of our acquisition of Hummingbird. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of shipments to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products; alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Since, we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements usually contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our financial condition.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Although we hold certain patents and have other patents pending, our general strategy is to not seek patent protection. Although we intend to protect our rights vigorously, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. Software piracy has been, and is expected to be, a persistent problem for the software industry. Certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into an escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be affected by our ability to protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding our intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that has been integrated into our products, third parties may assert infringement claims against us in the future, and any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant impact on our ability to generate future revenue and profits.

The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect our business

We currently depend on certain third-party software. If such software was not available, we may experience delays or increased costs in the development of licenses for our products. For a limited number of product modules, we rely on certain software that we license from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, and enhance any of such software, could result in increased costs or in delays or reductions in product shipments until equivalent software is developed or licensed and integrated with internally developed software. Such increased costs or delays or reductions in product shipments could adversely affect our business.

A reduction in the number or sales efforts by distributors could materially impact our revenues

A significant portion of our revenue is derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in sales efforts, a decline in the number of distributors, or our distributors’ decision to discontinue the sale of our products could materially reduce revenue.

We must continue to manage our growth or our operating results could be adversely affected

Our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and heightened regulations, have placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy and to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer. Our inability to manage growth or adapt to regulatory changes may also adversely affect our compliance with our periodic reporting requirements or listing standards, which could result in our delisting from the NASDAQ stock market.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules proposed and enacted by the SEC and NASDAQ, have resulted in increased costs to us as we respond to the these changes. In particular, complying with the requirements of Section 404 of Sarbanes has resulted in a higher level of internal costs and fees from our independent accounting firm and as well as from external consultants. These rules could also adversely affect our ability to obtain certain types of insurance, including director and officer liability insurance. As a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

If we are not able to attract and retain top employees, our ability to compete may be harmed

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople, remains critical to our success. Competition for such people is intense, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as that of Sun Microsystems, Inc., Hewlett-Packard Company, Oracle Corporation, Microsoft Corporation and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our business and reputation may be significantly harmed.

Our quarterly revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including:

•	changes in the demand for our products;

•	the introduction or enhancement of products by us and our competitors;

•	market acceptance of enhancements or products;

•	delays in the introduction of products or enhancements by us or our competitors;

•	customer order deferrals in anticipation of upgrades and new products;

•	lengthening sales cycles;

•	changes in our pricing policies or those of our competitors;

•	delays involved in installing products with customers;

•	the mix of distribution channels through which products are licensed;

•	the mix of products and services sold;

•	the timing of restructuring charges taken in connection with acquisitions completed by us;

•	the mix of international and North American revenues;

•	foreign currency exchange rates;

•	Acquisitions; and

•	general economic conditions

A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, reliance should not be placed upon period-to-period comparisons of our financial results to forecast future performance. It is likely that our quarterly revenue and operating results may vary significantly and which could materially reduce the market price of our Common Shares.

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products that are relevant to our industry, changes in financial estimates by securities analysts or other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter and thus may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Sometimes, periods of volatility in the market price of a company’s securities, may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we could be the target of such securities litigation in the future. Such litigation could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes as well as other taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements which may materially affect our financial results in the period or periods for which such determination is made.

Item 5.	Other Information

On October 2, 2006, the Company established the Open Text Corporation Hummingbird Stock Option Plan to provide for the grant of Open Text stock options to Hummingbird employees. A copy of this stock option plan is attached as an exhibit to this quarterly report under Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

10.1	Open Text Corporation “Hummingbird Stock Option Plan”.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: November 9, 2006	By:	/S/ JOHN SHACKLETON
John Shackleton
President and Chief Executive Officer

/S/ PAUL MCFEETERS
Paul McFeeters
Chief Financial Officer

OPEN TEXT CORPORATION

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Open Text Corporation “Hummingbird Stock Option Plan”.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.