Form 10-Q
period 2006-12-31
OPEN TEXT CORP
filed 2007-02-09
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

At January 31, 2007 there were 49,242,603 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,401	$107,354
Accounts receivable trade, net of allowance for doubtful accounts of $1,705 as of December 31, 2006 and $2,736 as of June 30, 2006 (note 10)	114,090	75,016
Income taxes recoverable (note 13)	—	11,924
Prepaid expenses and other current assets	12,053	8,520
Deferred tax assets (note 13)	25,536	28,724

Total current assets	276,080	231,538
Investments in marketable securities (note 3)	—	21,025
Capital assets (note 4)	47,918	41,262
Goodwill (note 5)	525,077	235,523
Acquired intangible assets (note 6)	379,139	102,326
Deferred tax assets (note 13)	46,007	37,185
Other assets	9,750	2,234

	$1,283,971	$671,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$105,708	$62,535
Current portion of long-term debt (note 8)	4,298	405
Deferred revenues	112,518	74,687
Income taxes payable (note 13)	4,119	—
Deferred tax liabilities (note 13)	12,369	12,183

Total current liabilities	239,012	149,810
Long-term liabilities:
Accrued liabilities (note 7)	17,588	21,121
Long-term debt (note 8)	397,343	12,963
Deferred revenues	5,178	3,534
Deferred tax liabilities (note 13)	135,180	19,490

Total long-term liabilities	555,289	57,108
Minority interest	6,163	5,804
Shareholders’ equity:
Share capital (note 11)
49,226,342 and 48,935,042 Common Shares issued and outstanding at December 31 and June 30, 2006, respectively; Authorized Common Shares: unlimited	416,809	414,475
Additional paid-in capital	31,970	28,367
Accumulated other comprehensive income	52,275	42,654
Accumulated deficit	(17,547)	(27,125)

Total shareholders’ equity	483,507	458,371

	$1,283,971	$671,093

Commitments and Contingencies (note 16)

See accompanying unaudited notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenues:
License	$51,425	$37,131	$80,250	$62,074
Customer support	78,022	45,366	126,310	90,690
Service	33,814	28,274	57,856	50,637

Total revenues	163,261	110,771	264,416	203,401
Cost of revenues:
License	3,322	1,811	6,122	4,199
Customer support	12,659	7,134	19,390	14,492
Service	29,108	22,684	48,970	42,008
Amortization of acquired technology intangible assets	10,396	4,652	15,242	9,283

Total cost of revenues	55,485	36,281	89,724	69,982

	107,776	74,490	174,692	133,419
Operating expenses:
Research and development	22,595	14,883	36,774	30,671
Sales and marketing	43,824	28,553	68,381	53,885
General and administrative	15,474	10,534	27,741	22,088
Depreciation	3,907	2,831	6,899	5,340
Amortization of acquired intangible assets	7,369	2,305	9,751	4,527
Special charges (note 17)	4,843	8,793	4,375	26,904

Total operating expenses	98,012	67,899	153,921	143,415

Income (loss) from operations	9,764	6,591	20,771	(9,996)
Other income (expense)	329	(1,240)	702	(1,764)
Interest income (expense), net	(7,512)	246	(7,120)	316

Income (loss) before income taxes	2,581	5,597	14,353	(11,444)
Provision for (recovery of) income taxes	173	2,740	4,507	(1,630)

Net income (loss) before minority interest	2,408	2,857	9,846	(9,814)
Minority interest	131	136	268	333

Net income (loss) for the period	$2,277	$2,721	$9,578	$(10,147)

Net income (loss) per share—basic (note 12)	$0.05	$0.06	$0.20	$(0.21)

Net income (loss) per share—diluted (note 12)	$0.04	$0.05	$0.19	$(0.21)

Weighted average number of Common Shares outstanding
Basic	49,152	48,569	49,063	48,506

Diluted	50,739	49,871	50,497	48,506

See accompanying unaudited notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. dollars)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Deficit, beginning of period	$(19,824)	$(44,971)	$(27,125)	$(32,103)
Net income (loss)	2,277	2,721	9,578	(10,147)

Deficit, end of period	$(17,547)	$(42,250)	$(17,547)	$(42,250)

See accompanying unaudited notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss) for the period	$2,277	$2,721	$9,578	$(10,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,672	9,788	31,892	19,150
Share-based compensation expense	1,333	1,330	2,600	2,743
Undistributed earnings related to minority interest	131	136	268	333
Amortization of debt issuance costs	257	—	257	—
Unrealized loss on financial instruments (note 9)	212	—	212	—
Deferred taxes	(10,638)	(687)	(8,924)	(6,045)
Impairment of capital assets	—	1,654	—	3,667
Changes in operating assets and liabilities:
Accounts receivable	25,191	(3,319)	23,497	5,466
Prepaid expenses and other current assets	277	1,103	894	(928)
Income taxes	(3,395)	(1,045)	(4,554)	(1,713)
Accounts payable and accrued liabilities	610	6,556	(4,913)	11,347
Deferred revenue	(10,475)	(2,708)	(13,437)	(9,204)
Other assets	3,976	865	3,695	2,003

Net cash provided by operating activities	31,428	16,394	41,065	16,672

Cash flows from investing activities:
Acquisition of capital assets	(1,106)	(8,160)	(3,891)	(14,097)
Additional purchase consideration for prior period acquisitions	(856)	(56)	(856)	(3,369)
Purchase of IXOS, net of cash acquired	(534)	(1,121)	(867)	(4,228)
Purchase of Hummingbird, net of cash acquired	(384,761)	—	(384,761)	—
Investments in marketable securities	—	—	(829)	—
Acquisition related costs	(17,752)	(845)	(20,200)	(1,844)

Net cash used in investing activities	(405,009)	(10,182)	(411,404)	(23,538)

Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	536	598	741	644
Proceeds from issuance of Common Shares	1,986	1,642	2,464	1,885
Repayment of long-term debt	(1,074)	—	(1,173)	—
Proceeds from long-term debt	390,000	12,928	390,000	12,928
Debt issuance costs	(7,412)	—	(7,433)	—

Net cash provided by financing activities	384,036	15,168	384,599	15,457

Foreign exchange gain (loss) on cash held in foreign currencies	2,722	(1,146)	2,787	(1,488)

Increase in cash and cash equivalents, during the period	13,177	20,234	17,047	7,103
Cash and cash equivalents at beginning of period	111,224	66,767	107,354	79,898

Cash and cash equivalents at end of period	$124,401	$87,001	$124,401	$87,001

Supplementary cash flow disclosures (note 15)

See accompanying unaudited notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended December 31, 2006

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

The information furnished, as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005 is unaudited; however it reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented, and includes the financial results of Hummingbird Ltd. (“Hummingbird”), with effect from October 2, 2006. The operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2007.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation allowance relating to the Company’s deferred tax assets, (xii) the recognition of share-based payment expense and (xiii) the recognition of unrealized gains/losses on financial instruments.

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassification of Amortization of acquired technology intangible assets from Amortization of acquired intangible assets set forth under Operating expenses to Cost of revenue. The reclassification of Amortization of acquired technology intangible assets increased Cost of revenues and decreased Operating expenses by $4.7 million and $9.3 million for the three and six months ended December 31, 2005 from previously reported amounts.

For the three months ended December 31, 2005, General and administrative expenses decreased by approximately $1.2 million with corresponding increases of approximately $494,000, $47,000, $325,000, and $366,000 in Sales and marketing expense, Research and development, Cost of service revenue and Cost of customer support revenue, respectively, from previously reported amounts. These reclassifications related to a change in the method of allocating operating expenses within the Company.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

For the six months ended December 31, 2005 Cost of service revenues and Cost of customer support revenues increased by $422,000 and $695,000, respectively, with corresponding decreases of approximately $115,000, $287,000 and $715,000 in General and administrative expenses, Sales and marketing expense, and Research and development expense, respectively, from previously reported amounts. These reclassifications related to a change in the method of allocating operating expenses within the Company.

Service revenue increased by approximately $1.1 million and $2.4 million for the three and six months ended December 31, 2005, respectively, offset by a decrease in Customer support revenue of approximately $1.1 million and $2.4 million from previously reported amounts. Cost of service revenue increased by approximately $966,000 and $1.6 million for the three and six months ended December 31, 2005, respectively, offset by a decrease in Cost of customer support revenue of approximately $966,000 and $1.6 million, from previously reported amounts. These changes correspond to an internal reclassification pertaining to the Company’s Enterprise Support Program (“ESP program”). The ESP program is a customized “on-site” support program that provides support services that suit the specific requirements of the Company’s customers.

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

Comprehensive net income (loss)

Comprehensive net income (loss) is comprised of net income (loss) and other comprehensive net income (loss), including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income (loss) was as follows:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Other comprehensive net income (loss):
Foreign currency translation adjustment	$11,026	$(6,799)	$9,189	$(4,636)
Unrealized gain on investments in marketable securities	226	—	432	—
Net income (loss) for the period	2,277	2,721	9,578	(10,147)

Comprehensive net income (loss) for the period	$13,529	$(4,078)	$19,199	$(14,783)

NOTE 2—NEW ACCOUNTING POLICIES

Recently issued accounting pronouncements

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Current year Misstatements”, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB 108 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

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

NOTE 3—INVESTMENTS

On October 2, 2006, the Company acquired all of the remaining issued and outstanding shares of Hummingbird. In view of this, the existing investment in the equity of Hummingbird is included as part of the cost of the acquisition of Hummingbird. For details relating to this acquisition see Note 18 “Acquisitions” to the Interim Financial Statements.

NOTE 4—CAPITAL ASSETS

	As of December 31, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,561	$6,816	$2,745
Office equipment	8,469	7,307	1,162
Computer hardware	68,945	58,434	10,511
Computer software	18,657	12,599	6,058
Leasehold improvements	13,754	8,754	5,000
Land and Buildings*	22,976	534	22,442

	$142,362	$94,444	$47,918

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	As of June 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,605	$6,360	$2,245
Office equipment	8,281	6,992	1,289
Computer hardware	66,714	54,995	11,719
Computer software	17,023	11,737	5,286
Leasehold improvements	12,374	8,064	4,310
Building	16,726	313	16,413

	$129,723	$88,461	$41,262

*	Included in this balance is an asset held for sale with a carrying value of approximately $6.9 million and nil as of December 31, 2006 and June 30, 2006, respectively. This asset is being held for sale as a consequence of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment. See Note 14 “Segment Information” to the Interim Financial Statements.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2005:

Balance, June 30, 2005	$243,091
Adjustments relating to prior acquisitions	(17,470)
Adjustments on account of foreign exchange	9,902

Balance, June 30, 2006	235,523
Acquisition of Hummingbird	274,796
Adjustments relating to prior acquisitions	8,293
Adjustments on account of foreign exchange	6,465

Balance, December 31, 2006	$525,077

Adjustments relating to prior acquisitions primarily relate to the adjustments to goodwill based upon the review and evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions originally assessed at the various dates of acquisition and increases to goodwill relating to IXOS and Gauss share purchases and step accounting adjustments.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2005	$76,108	$51,873	$127,981
Activity during fiscal 2006:
Amortization expense	(18,900)	(9,199)	(28,099)
Impairment of intangible assets	(1,046)	—	(1,046)
Foreign exchange impact	3,000	2,598	5,598
Other	(3,988)	1,880	(2,108)

Net book value, June 30, 2006	55,174	47,152	102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(15,242)	(9,751)	(24,993)
Foreign exchange impact	1,337	1,173	2,510
Other	223	73	296

Net book value, December 31, 2006	$200,692	$178,447	$379,139

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the six months ended June 30, 2007 and each of the next four years thereafter, assuming no further adjustments to acquired intangible assets are made:

Fiscal years ending June 30,
2007	$35,552
2008	70,754
2009	64,184
2010	51,742
2011	49,196

Total	$271,428

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2006	As of June 30, 2006
Accounts payable—trade	$8,013	$6,077
Accrued salaries and commissions	28,445	15,020
Accrued liabilities	38,752	26,827
Amounts payable in respect of restructuring (note 17)	5,981	6,148
Amounts payable in respect of acquisitions and acquisition related accruals	24,517	8,463

	$105,708	$62,535

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Long-term accrued liabilities

	As of December 31, 2006	As of June 30, 2006
Pension liabilities	$582	$582
Amounts payable in respect of restructuring (note 17)	1,347	1,851
Amounts payable in respect of acquisitions and acquisition related accruals	11,760	14,224
Other accrued liabilities	575	568
Asset retirement obligations	3,324	3,896

	$17,588	$21,121

Pension liabilities

The Company acquired a controlling interest in IXOS Software AG (“IXOS”) in March 2004. IXOS has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The total held in short-term investments as of December 31, 2006 was $2.8 million (June 30, 2006—$2.6 million). The fair value of the pension obligation as of December 31, 2006 was $3.0 million (June 30, 2006—$3.0 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At December 31, 2006, the present value of this obligation was $3.3 million, (June 30, 2006—$3.9 million), with an undiscounted value of $4.6 million, (June 30, 2006—$4.8 million). These leases were primarily assumed in connection with the IXOS acquisition.

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions, including its Fiscal 2007 Hummingbird acquisition. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between several months to 17 years.

Acquisition related costs include amounts provided for certain pre-acquisition contingencies.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The following table summarizes the activity with respect to the Company’s acquisition accruals during the period ended December 31, 2006.

	Balance June 30, 2006	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance December 31, 2006
Hummingbird
Employee termination costs	$—	$23,619	$(8,576)	$—	$15,043
Excess facilities	—	2,408	(393)	—	2,015
Transaction-related costs	—	7,429	(6,429)	—	1,000

	—	33,456	(15,398)	—	18,058
IXOS
Employee termination costs	22	—	(22)	—	—
Excess facilities	17,401	—	(2,403)	(95)	14,903
Transaction-related costs	616	—	(495)	—	121

	18,039	—	(2,920)	(95)	15,024
Gauss
Transaction-related costs	34	—	(6)	(28)	—

	34	—	(6)	(28)	—
Eloquent
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Excess facilities	3,329	—	(270)	(358)	2,701
Transaction-related costs	221	—	(148)	(73)	—

	3,550	—	(418)	(431)	2,701
Artesia
Excess facilities	761	—	(204)	(306)	251
Transaction-related costs	12	—	(12)	—	—

	773	—	(216)	(306)	251
Vista
Transaction-related costs	6	—	—	(6)	—

	6	—	—	(6)	—
Optura
Excess facilities	30	—	(30)	—	—
Transaction-related costs	12	—	—	(12)	—

	42	—	(30)	(12)	—

Totals
Employee termination costs	22	23,619	(8,598)	—	15,043
Excess facilities	21,521	2,408	(3,300)	(759)	19,870
Transaction-related costs	1,144	7,429	(7,090)	(119)	1,364

	$22,687	$33,456	$(18,988)	$(878)	$36,277

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The adjustments to goodwill relating to employee termination costs and excess facilities are accounted for in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination”. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

NOTE 8—LONG-TERM DEBT AND CREDIT FACILITIES

Term loan and Revolver

On October 2, 2006, the Company entered into a $465.0 million credit agreement with a Canadian chartered bank (the “bank”) consisting of a $390.0 million term loan facility (the “term loan”) and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by the Company and certain of its subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% ($975,000) of the original principal amount, due each quarter with the remainder due at the end of the term.

As of December 31, 2006, the carrying value of the term loan was $389.0 million.

In October 2006, the Company entered into an interest-rate collar agreement (the “collar”) that has the economic effect of circumscribing the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. For more details relating to the collar see Note 9 “Financial Instruments and Hedging Activities” to the Interim Financial Statements.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) the Company previously had with the bank. The Company was required to terminate the old line of credit prior to executing its current credit agreement. As of the date of termination, there were no borrowings outstanding on the CAD $40.0 million line of credit, nor were there any termination penalties. There were no borrowings outstanding under the revolver as of December 31, 2006.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The principal amount of the mortgage is CAD $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on the Company’s headquarters in Waterloo, Ontario. Interest is to be paid monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of CAD $101,000 with a final lump sum principal payment of CAD $12.6 million due on maturity.

As of December 31, 2006, the carrying values of the building and mortgage were $15.6 million and $12.6 million, respectively.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 9—FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In October 2006, Open Text entered into a three year interest-rate collar that had the economic effect of circumscribing the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required the Company to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of 50% of the aggregate actual and projected principal amount of the term loan.

SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the quarter ended December 31, 2006. The fair market value of the collar, which represents the cash the Company would receive or pay to settle the collar, was a payable of $212,000 as of December 31, 2006, and has been included within “Accounts payable and accrued liabilities” on the unaudited condensed consolidated balance sheet. An expense of $212,000, representing the change in the fair value of the collar has been included within interest expense within the unaudited condensed consolidated statements of income for the three months ended December 31, 2006. The Company records payments or receipts on the collar as adjustments to interest expense. The collar has a remaining term to maturity of 2.75 years.

The Company will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods

NOTE 10—ALLOWANCE FOR DOUBTFUL ACCOUNTS AND UNBILLED RECEIVABLES

Balance of allowance for doubtful accounts as of June 30, 2006	$2,736
Bad debt expense for the period	1,123
Write-offs	(2,154)

Balance of allowance for doubtful accounts as of December 31, 2006	$1,705

Included in accounts receivable are unbilled receivables in the amount of $1.7 million and $4.3 million as of December 31, 2006 and June 30, 2006, respectively.

NOTE 11—SHARE CAPITAL AND SHARE BASED PAYMENTS

Share Capital

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

On May 19, 2006, the Company commenced a repurchase program (“Repurchase Program”) that provided for the repurchase of up to a maximum of 2,444,104 Common Shares. Purchase and payment for the Company’s

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Common Shares under the Repurchase Program will be determined by the Board of Directors of Open Text and will be made in accordance with rules and policies of the NASDAQ. The Repurchase Program will terminate on May 18, 2007.

During the three and six months ended December 31, 2006 and 2005, the Company did not repurchase any of its Common Shares.

Employee Share Purchase Plan (“ESPP”)

During the three months ended December 31, 2006, no Common Shares were issued under the ESPP. During the six months ended December 31, 2006, 22,209 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $305,000. In addition, cash in the amount of approximately $160,000 and $339,000, respectively, was received from employees for the three and six months ended December 31, 2006 that will be used to purchase Common Shares in future periods.

During the three months ended December 31, 2005, no Common Shares were issued under the ESPP. During the six months ended December 31, 2005, 255,402 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $3.1 million. In addition, cash in the amount $83,000 and $316,000, respectively, was received from employees for the three and six months ended December 31, 2005 that was used to purchase Common Shares in future periods.

Share-Based Payments

Summary of Outstanding Stock Options

As of December 31, 2006 options to purchase an aggregate of 5,727,259 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,286,970 stock options are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant.

A summary of option activity under the Company’s stock option plans for the six months ended December 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July, 1 2006	5,334,016	$12.25
Granted	1,002,675	18.76
Exercised	(269,091)	7.90
Forfeited or expired	(340,341)	18.67

Outstanding at December 31, 2006	5,727,259	$13.21	4.64	$41,566

Exercisable at December 31, 2006	3,957,315	$11.45	3.84	$35,342

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) and United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimates the expected life of its stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the three months ended December 31, 2006, the weighted-average fair value of options granted, as of the grant date, was $5.87, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.7%; expected dividend yield of 0%; and expected life of 4.8 years. For the six months ended December 31, 2006, the weighted-average fair value of options granted, as of the grant date, was $6.66, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.6%; expected dividend yield of 0%; expected life of 4.7 years; and a forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized for each of these periods.

During the three months ended December 31, 2006, the Company issued a net number of 98,578 stock options to the former employees of Hummingbird in replacement of their fully vested Hummingbird stock options. These options were valued using the following weighted average assumptions: expected volatility of 47%; risk-free interest rate of 4.3%; expected dividend yield of 0%; and expected life of 4.5 years, resulting in an approximate fair value of $7.30, of which an amount has been allocated to the cost of the Hummingbird acquisition, and the remainder will be amortized to share-based compensation cost over a vesting period of 4 years.

For the three months ended December 31, 2005, the weighted-average fair value of options granted, as of the grant date, was $8.10, using the following weighted average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized for each of these periods. No options were granted during the three months ended September 30, 2005.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provision of SFAS 123R from the amounts disclosed previously, on a pro forma basis, in the audited notes to the consolidated financial statements in the Company’s Form 10-Ks or in the notes to the unaudited condensed consolidated financial statements in the Company’s Form 10-Qs. As of December 31, 2006, the total compensation cost related to unvested stock awards not yet recognized in the unaudited condensed consolidated statements of income was $11.6 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and six months ended December 31, 2006 was approximately $1.3 million and $2.6 million, respectively. Deferred tax assets of $213,000 and $384,000, respectively, were recorded for the three and six months ended December 31, 2006, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and six months ended December 31, 2005 was approximately $1.3 million and

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

$2.7 million respectively. Deferred tax assets of $155,000 and $324,000 respectively were recorded for the three and six months ended December 31, 2005, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the three and six months ended December 31, 2006, cash in the amount of $1.8 million and $2.1 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company from the exercise of options eligible for a tax deduction, during the three and six months ended December 31, 2006, was approximately $536,000 and $741,000, respectively, which was recorded as additional paid-in capital.

For the three and six months ended December 31, 2005, cash in the amount of $1.4 million and $1.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company from the exercise of options eligible for a tax deduction, during the three and six months ended December 31, 2005 was $598,000 and $644,000, respectively, which was recorded as additional paid-in capital.

NOTE 12—NET INCOME (LOSS) PER SHARE

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

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Basic net income (loss) per share
Net income (loss)	$2,277	$2,721	$9,578	$(10,147)

Basic net income (loss) per share	$0.05	$0.06	$0.20	$(0.21)

Diluted net income (loss) per share
Net income (loss)	$2,277	$2,721	$9,578	$(10,147)

Diluted net income (loss) per share	$0.04	$0.05	$0.19	$(0.21)

Weighted average number of shares outstanding
Basic	49,152	48,569	49,063	48,506
Effect of dilutive securities*	1,587	1,302	1,434	—

Diluted	50,739	49,871	50,497	48,506

Excluded as anti-dilutive**	2,188	1,934	2,402	2,250

*	Due to the net loss for the six months ended December 31, 2005, diluted net loss per share has been calculated for this period using the basic weighted average number of Common Shares outstanding, as the inclusion of any potentially dilutive securities would be anti-dilutive.
**	Certain options to purchase Common Shares are excluded from the calculation of diluted net income (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 13—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of December 31, 2006 and June 30, 2006, the Company had total net deferred tax assets of $71.5 million and $65.9 million respectively, and total deferred tax liabilities of $147.5 million and $31.7 million, respectively.

Deferred tax assets arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Taking into account the following factors: (i) the reversal of deferred income tax liabilities, (ii) projected future taxable income, (iii) the character of the income tax assets and (iv) tax planning strategies, a valuation allowance of $166.5 million and $127.5 million was required as of December 31, 2006 and June 30, 2006, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Hummingbird, Gauss Interprise AG (“Gauss”) and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased in the Hummingbird, Gauss and IXOS transactions.

NOTE 14—SEGMENT INFORMATION

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the three and six months ended December 31, 2006 and December 31, 2005, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM. The reclassification of certain prior period comparative figures, to conform to current period presentation, referred to in Note 1 “Basis of Presentation” to the Interim Financial Statements, did not impact information about the reportable segments, reported hereunder.

Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

During the three months ended December 31, 2006, the Company changed the manner in which it measures segment income (loss) from “adjusted operating margin” to “contribution margin” since it believes that, in the aftermath of its Hummingbird acquisition, contribution margin is more reflective of the operating performance of the reportable segments. There is no impact to the Company’s Interim Financial Statements as a result of this change.

Contribution margin does not include amortization of intangible assets, depreciation, provision for (recovery of) special charges, interest income (expense) and provision for (recovery of) income taxes.

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Three months ended December 31, 2006
Revenue from external customers	$72,852	$82,933	$7,476	$163,261
Operating costs	58,907	61,467	6,608	126,982

Contribution margin	$13,945	$21,466	$868	$36,279

Three months ended December 31, 2005
Revenue from external customers	$53,785	$51,171	$5,815	$110,771
Operating costs	43,215	36,784	5,600	85,599

Contribution margin	$10,570	$14,387	$215	$25,172

Six months ended December 31, 2006
Revenue from external customers	$121,584	$130,384	$12,448	$264,416
Operating costs	98,631	96,672	12,075	207,378

Contribution margin	$22,953	$33,712	$373	$57,038

Six months ended December 31, 2005
Revenue from external customers	$100,016	$92,601	$10,784	$203,401
Operating costs	86,203	68,969	12,171	167,343

Contribution margin	$13,813	$23,632	$(1,387)	$36,058

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements for the three and six months ended December 31, 2006 and 2005 is as follows:

	Three months ended December 31,
	2006	2005
Total contribution margin from operating segments above	$36,279	$25,172
Amortization and depreciation	21,672	9,788
Special charges	4,843	8,793

Total operating income	9,764	6,591
Interest, other income (expense), taxes and minority interest	(7,487)	(3,870)

Net income	$2,277	$2,721

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	Six months ended December 31,
	2006	2005
Total contribution margin from operating segments above	$57,038	$36,058
Amortization and depreciation	31,892	19,150
Special charges	4,375	26,904

Total operating income	20,771	(9,996)
Interest, other income (expense), taxes and minority interest	(11,193)	(151)

Net income (loss)	$9,578	$(10,147)

	As of December 31, 2006	As of June 30, 2006
Segment assets
North America	$679,162	$268,231
Europe	523,101	331,139
Other	57,421	38,550

Total segment assets	$1,259,684	$637,920

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements as of December 31, 2006 and June 30, 2006 is as follows:

	As of December 31, 2006	As of June 30, 2006
Segment assets	$1,259,684	$637,920
Investments in marketable securities	—	21,025
Cash and cash equivalents (corporate)	24,287	12,148

Total assets	$1,283,971	$671,093

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area, for the three and six months ended December 31, 2006 and 2005:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Total revenues:
Canada	$11,219	$8,411	$17,930	$15,652
United States	61,633	45,374	103,654	84,364
United Kingdom	18,429	9,110	29,267	17,892
Germany	30,759	20,174	47,002	35,280
Rest of Europe	33,745	21,887	54,115	39,429
Other	7,476	5,815	12,448	10,784

Total revenues	$163,261	$110,771	$264,416	$203,401

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	As of December 31, 2006	As of June 30, 2006
Segment assets:
Canada	$145,424	$97,421
United States	533,738	170,810
United Kingdom	96,976	53,501
Germany	201,375	177,651
Rest of Europe	224,750	99,987
Other	57,421	38,550

Total segment assets	$1,259,684	$637,920

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of December 31, 2006	As of June 30, 2006
North America	$247,930	$89,499
Europe	243,122	124,827
Other	34,025	21,197

	$525,077	$235,523

NOTE 15—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,755	$35	$7,984	$61
Cash received during the period for interest	967	281	1,588	377
Cash paid during the period for income taxes	3,621	447	6,276	1,069

NOTE 16—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$604,712	$17,741	$70,498	$79,692	$436,781
Operating lease obligations *	106,835	13,312	46,166	33,327	14,030
Purchase obligations	6,615	2,064	3,714	837	—

	$718,162	$33,117	$120,378	$113,856	$450,811

*	Net of $6.7 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Rental expense of $3.8 million and $6.1 million was recorded during the three and six months ended December 31, 2006, respectively.

Rental expense of $3.6 million and $7.3 million was recorded during the three and six months ended December 31, 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s $390.0 million term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For the purpose of calculating the interest on the $390.0 million term loan, LIBOR has been assumed at 5.36%, which is the three-month LIBOR rate as of December 29, 2006. For details relating to the term loan and the mortgage see Note 8 “Long-term debt and Credit Facilities” to the Interim Financial Statements.

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

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, the Company commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the unaudited condensed consolidated statements of income.

Based on the number of minority IXOS shareholders as of December 31, 2006, the estimated amount of Annual Compensation was approximately $123,000 for the three months ended December 31, 2006 and $253,000 for the six months ended December 31, 2006. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

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

Gauss domination agreements

On October 27, 2006, the “Squeeze Out” agreement with the Gauss minority shareholders was registered in the Commercial Register in the Local Court of Hamburg. Certain shareholders have filed a special procedure in the German courts to reassess the value of the purchase price and annual compensation. The procedure is still pending and the Company is not able to determine the likely date by which such procedure will be completed.

As of December 31, 2006, the Company has acquired 100% of all issued and outstanding common shares of Gauss. See Note 18 “Acquisitions” to the Interim Financial Statements.

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

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying unaudited condensed consolidated balance sheets since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 17—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring

During the three months ended December 31, 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan are expected to be in the range of $18.0 million to $20.0 million, of which $5.1 million has been recorded within Special charges in the six months ended December 31, 2006. The charge consisted primarily of costs associated with workforce reduction and is expected to be paid by December 31, 2008, however on a quarterly basis, the Company will conduct an evaluation of these balances and revise its assumptions and estimates, as appropriate.

A reconciliation of the beginning and ending liability is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	4,911	—	191	5,102
Cash payments	(1,531)	—	(191)	(1,722)
Foreign exchange and other adjustments	9	—	—	9

Balance as of December 31, 2006	$3,389	$—	$—	$3,389

The following table outlines restructuring charges incurred under the Fiscal 2007 restructuring plan, by segment, for the six months ended December 31, 2006.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$1,897	$—	$101	$1,998
Europe	3,014	—	80	3,094
Other	—	—	10	10

Total charge by segment for the six months ended December 31, 2006	$4,911	$—	$191	$5,102

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately $22.0 million. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. In the three and six months ended December 31, 2006, the Company recorded recoveries from special charges of $259,000 and $727,000, respectively. The provision related to workforce reduction is expected to be paid by March 31, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(618)	(184)	75	(727)
Cash payments	(1,649)	(1,455)	(84)	(3,188)
Foreign exchange and other adjustments	(14)	120	—	106

Balance as of December 31, 2006	$404	$2,616	$—	$3,020

The following tables outline restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the three and six months ended December 31, 2006:

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(8)	$14	$—	$6
Europe	(354)	79	10	(265)

Total charge (recovery) by segment for three months ended December 31, 2006	$(362)	$93	$10	$(259)

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(189)	$(337)	$19	$(507)
Europe	(421)	153	61	(207)
Other	(8)	—	(5)	(13)

Total charge (recovery) by segment for the six months ended December 31, 2006	$(618)	$(184)	$75	$(727)

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows for the six months ended December 31, 2006:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2006	$1,170
Cash payments	(266)
Foreign exchange and other adjustments	15

Balance as of December 31, 2006	$919

NOTE 18—ACQUISITIONS

Fiscal 2007

Hummingbird

In October 2006, Open Text acquired all of the issued and outstanding shares of Hummingbird. Open Text expects that the combination of the two companies will strengthen its ability to offer an expanded portfolio of solutions aimed at a wide range of vertical markets. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

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

The results of operations of Hummingbird have been consolidated with those of Open Text beginning October 2, 2006.

As of December 31, 2006, consideration for this acquisition, net of cash acquired, consisted of $412.5 million in cash including approximately $21.0 million associated with the open market purchases of Hummingbird shares acquired in June 2006 and an additional $6.4 million of direct acquisition related costs.

Preliminary Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Hummingbird’s net intangible and identifiable intangible assets, based on their estimated fair values as of October 2, 2006, as set

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation, conducted by the Company’s management, and its estimates and assumptions are subject to change, on finalization, which is expected to occur prior to December 31, 2007.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets, including cash acquired of $88,287	$61,767
Long-term assets	14,011
Customer assets	139,800
Technology assets	159,200
Goodwill	274,796

Total assets acquired	649,574
Liabilities assumed	(237,083)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 56%, 40 % and 4% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $33.5 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The Company will continue to evaluate and identify any material duplicative Hummingbird activities and areas where costs may be reduced during the remainder of the purchase price allocation period and include these in the determination of the fair value of this acquisition. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the quarter ended December 31, 2008. For further details relating to the type and amounts of these liabilities see Note 6 “Accounts payable and accrued liabilities” to the Interim Financial Statements.

A director of the Company received approximately $351,000 in consulting fees for assistance with the acquisition of Hummingbird. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Pre acquisition contingencies

The Company is currently conducting an assessment to identify any material pre-acquisition contingencies. If material pre-acquisition contingencies are identified during the remainder of the purchase price allocation period, the Company will attempt to determine the fair value thereof and include them within the purchase price allocation. No amounts are included as of December 31, 2006.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended December 31, 2006

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Proforma financial information (unaudited)

The unaudited proforma financial information in the table below summarizes the combined results of Open Text and Hummingbird, on a proforma basis, as though the companies had been combined as of July 1, 2006. This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings related to the acquisition had taken place at the beginning of each period presented.

The unaudited proforma financial information for the six months ended December 31, 2006 combines the historical results for Open Text and Hummingbird.

The unaudited proforma financial information for all periods presented below includes the business combination effect on historical Hummingbird financial information for the adjustments relating to amortization of acquired intangible assets, depreciation on capital assets, and interest expense net of related tax effects. The audit of Hummingbird’s financial information for the year ended September 30, 2006 is currently in progress, as of the date of filing this quarterly report on Form 10-Q, and therefore these numbers are preliminary and subject to change. The financial impacts of Open Text’s restructuring initiatives included in the unaudited condensed consolidated statements of income under the caption “special charges” have been included in the calculation of net income (loss) below in the amounts of $4.4 million and $ 26.9 million for the six months ended December 31, 2006 and 2005, respectively, and $8.8 million for the three months ended December 31, 2005. The Company believes that these are material, non recurring items.

The pro forma information included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been capitalized as part of the preliminary purchase allocation.

(in thousands, except per share data)	Six months ended December 31, 2006	Six months ended December 31, 2005	Three months ended December 31, 2005
Total revenues	$330,388	$331,713	$172,859
Net income (loss)	$2,984	$(24,841)	$(4,048)
Basic net income (loss) per share	$0.06	$(0.51)	$(0.08)
Diluted net income (loss) per share	$0.06	$(0.51)	$(0.08)

IXOS

As of December 31, 2006, the Company owned 95.83% of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases of IXOS shares, by 0.31% during the six months ended December 31, 2006. Total consideration paid for the purchase of shares of IXOS during the three and six months ended December 31, 2006 was approximately $534,000 and $867,000, respectively. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

Gauss

During the quarter ended December 31, 2006, Open Text increased it ownership of Gauss from 95% to 100% by way of a judicial settlement reached with the minority shareholders of Gauss. For details relating to this settlement see Note 16 “Commitments and Contingencies” to the Interim Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three and six months ended December 31, 2006, certain sections of which are incorporated herein by reference as set forth in Part II Item 1A “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

OVERVIEW

Purchase of Hummingbird Ltd. (“Hummingbird”)

In October 2006, we completed the acquisition of Hummingbird, a Toronto, Ontario, based, global provider of ECM solutions. This transaction was the culmination of an offer made by us, in July 2006 to purchase all of the issued and outstanding common shares of this company.

The approximate value of this all cash transaction was $412.5 million, net of cash acquired from Hummingbird.

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

Under business combination accounting, the total purchase price for this acquisition was allocated to Hummingbird’s net tangible and intangible assets based upon their estimated fair values as of October 2, 2006. The excess purchase price over the net tangible and intangible assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation and our preliminary estimates are subject to change. See Note 18 “Acquisitions” to the Interim Financial Statements for additional information relating to this acquisition.

Restructuring Activities

In October 2006, we announced a restructuring plan that involves, primarily, workforce reductions, real estate optimization and legal entity reorganization. This plan involved and impacted legacy Hummingbird operations and the operations of the combined companies. We see these actions resulting in savings of approximately $50.0 million for the current fiscal year and we project annualized savings from the restructuring to be in the $80.0 million range starting in Fiscal 2008.

New Products

In November, we hosted “LiveLinkUp 2006”, our thirteenth annual global user conference. The conference focused on helping customers leverage their Livelink ECM investment by demonstrating how to streamline information to and from their enterprise applications, to enhance operational efficiencies, reduce costs and improve business performance.

The introduction of “Livelink ECM 10”, which is the next major addition to our ECM suite, was one of our significant announcements made in the current quarter. In addition, our records management offerings continue to drive our strategic relations and tight integration with partners, such as Microsoft Corporation (“Microsoft”), Oracle Inc. (“Oracle”) and SAP AG (“SAP”).

We have made good progress on developing an integrated product roadmap wherein combined products will integrate the richer “user experience” of Hummingbird products with the “back end functionality” of our Open Text products. For Hummingbird customers specifically, the new DMX product will provide customers an easy upgrade, saving a significant amount of time and effort and easy access to the other Open Text product suites.

Partners

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities which arise in our competitive environment.

As of December 31, 2006, we continue to make significant progress with our global partner program, particularly with SAP, Oracle and Microsoft. Our specific revenue from partners more than doubled in the three months ended December 31, 2006, compared to the same period in the prior fiscal year, and our partner revenue was approximately 30% of total revenue for the current quarter.

Outlook

We expect to see some reductions in revenue that occurs in the aftermath of acquisitions, as a combined company integrates and begins to grow. Overall, we expect a 20% reduction on Hummingbird’s revenue “run rate” going forward.

Results of Operations

The following table presents an overview of our selected financial data for the periods indicated.

	Three months ended December 31,
(in thousands)	2006	2005	Change in $	% Change
Total revenue	$163,261	$110,771	$52,490	47.4%
Cost of revenue	55,485	36,281	19,204	52.9%
Gross profit	107,776	74,490	33,286	44.7%
Amortization of acquired intangible assets	7,369	2,305	5,064	219.7%
Special charges	4,843	8,793	(3,950)	(44.9)%
Other operating expenses	85,800	56,801	28,999	51.1%
Income from operations	9,764	6,591	3,173	48.1%
Net income	2,277	2,721	(444)	(16.3)%
Gross margin	66.0%	67.2%

	Six months ended December 31,
(in thousands)	2006	2005	Change in $	% Change
Total revenue	$264,416	$203,401	$61,015	30.0%
Cost of revenue	89,724	69,982	19,742	28.2%
Gross profit	174,692	133,419	41,273	30.9%
Amortization of acquired intangible assets	9,751	4,527	5,224	115.4%
Special charges	4,375	26,904	(22,529)	(83.7)%
Other operating expenses	139,795	111,984	27,811	24.8%
Income (loss) from operations	20,771	(9,996)	30,767	N/A
Net income (loss)	9,578	(10,147)	19,725	N/A
Gross margin	66.1%	65.6%

As a result of our acquisition of Hummingbird, we have included the financial results of Hummingbird in our consolidated financial statements beginning October 2, 2006, the date we acquired 100% of the issued and outstanding shares. The fluctuations in the operating results in the current periods, compared with the same period in the prior fiscal year, are generally due to the synergies generated by this acquisition. An analysis of each of the components of our “Results of Operations” follows:

Immediately upon the acquisition of Hummingbird, Open Text restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned by either a combined vertical or geography. All back office functions such as accounting and information technology was combined to manage the combined operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and many next levels of management personnel were terminated and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is not meaningful to this analysis.

Revenues

Revenue by Product Type

The following tables set forth our revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2006	2005	Change in $	% Change	2006	2005	Change in $	% Change
License	$51,425	$37,131	$14,294	38.5%	$80,250	$62,074	$18,176	29.3%
Customer support	78,022	45,366	32,656	72.0%	126,310	90,690	35,620	39.3%
Service	33,814	28,274	5,540	19.6%	57,856	50,637	7,219	14.3%

Total	$163,261	$110,771	$52,490	47.4%	$264,416	$203,401	$61,015	30.0%

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2006	2005	2006	2005
License	31.5%	33.5%	30.3%	30.5%
Customer support	47.8%	41.0%	47.8%	44.6%
Service	20.7%	25.5%	21.9%	24.9%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

The increase in License revenue in the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year was primarily due to the incremental impact of the Hummingbird acquisition.

Overall, thirty-five percent of license revenue was generated on account of new customers, during the three months ended December 31, 2006, while sixty-five percent was from our installed base.

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

The increase in Customer support revenue in the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year was primarily due to the incremental impact of the Hummingbird acquisition.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

The increase in Customer service revenue in the three and six months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year was primarily due to the incremental impact of the Hummingbird acquisition.

Revenue by Geography

The following table sets forth information regarding our revenue by geography.

	Three months ended December 31,		Six months ended December 31
(In thousands)	2006	2005	2006	2005
North America	$72,852	$53,785	$121,584	$100,016
Europe	82,933	51,171	130,384	92,601
Other	7,476	5,815	12,448	10,784

Total	$163,261	$110,771	$264,416	$203,401

	Three months ended December 31,		Six months ended December 31,
% of Total Revenue	2006	2005	2006	2005
North America	44.6%	48.6%	46.0%	49.2%
Europe	50.8%	46.2%	49.3%	45.5%
Other	4.6%	5.2%	4.7%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

In the three and six months ended, December 31, 2006, our total revenues have increased by approximately $52.5 million and $61.0 million, respectively, compared to the same period in the prior fiscal year.

The “other” geographic segment, reflected above, includes Australia, Japan, Malaysia, and the Middle East region.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenue:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2006	2005	Change in $	% Change	2006	2005	Change in $	% Change
License	$3,322	$1,811	$1,511	83.4%	$6,122	$4,199	$1,923	45.8%
Customer support	12,659	7,134	5,525	77.4%	19,390	14,492	4,898	33.8%
Service	29,108	22,684	6,424	28.3%	48,970	42,008	6,962	16.6%
Amortization of acquired technology intangible assets	10,396	4,652	5,744	123.5%	15,242	9,283	5,959	64.2%

Total	$55,485	$36,281	$19,204	52.9%	$89,724	$69,982	$19,742	28.2%

	Three months ended December 31,		Six months ended December 31,
Gross margin (% of revenue)	2006	2005	2006	2005
License	93.5%	95.1%	92.4%	93.2%
Customer support	83.8%	84.3%	84.6%	84.0%
Service	13.9%	19.8%	15.4%	17.0%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues increased in the three and six months ended December 31, 2006, as a direct result of the incremental impact of Hummingbird.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased in the three and six months ended December 31, 2006, as a direct result of the incremental impact of Hummingbird.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased in the three and six months ended December 31, 2006, as a direct result of the incremental impact of Hummingbird.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,				Six months ended December 31,
(in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$22,595	$14,883	$7,712	51.8%	$36,774	$30,671	$6,103	19.9%
Sales and marketing	43,824	28,553	15,271	53.5%	68,381	53,885	14,496	26.9%
General and administrative	15,474	10,534	4,940	46.9%	27,741	22,088	5,653	25.6%
Depreciation	3,907	2,831	1,076	38.0%	6,899	5,340	1,559	29.2%
Amortization of acquired intangible assets	7,369	2,305	5,064	219.7%	9,751	4,527	5,224	115.4%
Special charges	4,843	8,793	(3,950)	(44.9)%	4,375	26,904	(22,529)	(83.7)%

Total	$98,012	$67,899	$30,113	44.3%	$153,921	$143,415	$10,506	7.3%

	Three months ended December 31,		Six months ended December 31,
(in % of total revenue)	2006	2005	2006	2005
Research and development	13.8%	13.4%	13.9%	15.1%
Sales and marketing	26.8%	25.8%	25.9%	26.5%
General and administrative	9.5%	9.5%	10.5%	10.9%
Depreciation	2.4%	2.6%	2.6%	2.6%
Amortization of acquired intangible assets	4.5%	2.1%	3.7%	2.2%
Special charges	3.0%	7.9%	1.7%	13.2%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased in the three and six months ended December 31, 2006, compared to the same periods in the prior fiscal year primarily due to the impact of increased labor and office overhead expenses as a result of increased business activity.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased in the three and six months ended December 31, 2006, compared to the same periods in the prior fiscal year primarily due to the impact of additional labor and promotional expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

General and administrative expenses increased in the three and six months ended December 31, 2006, compared to the same periods in the prior fiscal year primarily due to the impact of the integration of Hummingbird within our existing operations.

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

For the three months ended December 31, 2006, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 46%; risk-free interest rate of 4.7%; expected dividend yield of 0%; and expected life of 4.8 years. For the six months ended December 31, 2006, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 46%; risk-free interest rate of 4.6%; expected dividend yield of 0%; and expected life of 4.7 years. Expected option lives and volatilities are based on our historical data.

For the three months ended December 31, 2005, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 55%; risk-free interest rate of 4.4%; expected dividend yield of 0%; and expected life of 5.5 years. No options were granted during the three months ended September 30, 2005.

Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and six months ended December 31, 2006 was approximately $1.3 million and $2.6 million, respectively, net of related tax effects. This includes deferred tax assets of $213,000 and $384,000 for the three and six months ended December 31, 2006 respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of December 31, 2006, the total compensation cost related to unvested awards not yet recognized was $11.6 million, which will be recognized over a weighted average period of approximately 2 years.

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

Amortization of acquired intangible assets

Amortization of acquired intangible assets includes the amortization of customer assets. Amortization of acquired technology is included as an element of cost of sales. The increase in amortization of acquired intangible assets in the three and six months ended December 31, 2006, compared to the same period in the prior fiscal year, is the result of an additional three month’s amortization resulting from the acquisition of Hummingbird, in the amount of approximately $5.0 million. Absent the impact of the Hummingbird acquisition, amortization expense was relatively flat, at approximately $2.4 million and $4.8 million for the three and six months ended December 31, 2006.

Special charges (recoveries)

Fiscal 2007 Restructuring

During the three months ended December 31, 2006, our Board approved, and we commenced implementing, restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2007 restructuring plan”) in the aftermath of the Hummingbird acquisition . Total costs to be incurred in conjunction with the plan are expected to be in the range of $18.0 million to $20.0 million, of which $5.1 million has been recorded within Special charges in the six months ended December 31, 2006. The charge consisted primarily of costs associated with workforce reduction and is expected to be paid by December 31, 2008, however on a quarterly basis, we will conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate.

A reconciliation of the beginning and ending liability is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	4,911	—	191	5,102
Cash payments	(1,531)	—	(191)	(1,722)
Foreign exchange and other adjustments	9	—	—	9

Balance as of December 31, 2006	$3,389	$—	$—	$3,389

The following table outlines restructuring charges incurred under the Fiscal 2007 restructuring plan, by segment, for the six months ended December 31, 2006.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America .	$1,897	$—	$101	$1,998
Europe	3,014	—	80	3,094
Other	—	—	10	10

Total charge by segment for the six months ended December 31, 2006	$4,911	$—	$191	$5,102

Fiscal 2006 Restructuring

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan are expected to be approximately

$22.0 million. In the three and six months ended December 31, 2006, we recorded recoveries from special charges of $259,000 and $727,000, respectively. The provision related to workforce reduction is expected to be paid by March 31, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(618)	(184)	75	(727)
Cash payments	(1,649)	(1,455)	(84)	(3,188)
Foreign exchange and other adjustments	(14)	120	—	106

Balance as of December 31, 2006	$404	$2,616	$—	$3,020

The following table outlines restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the period ended December 31, 2006.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(189)	$(337)	$19	$(507)
Europe	(421)	153	61	(207)
Other	(8)	—	(5)	(13)

Total charge (recovery) by segment for the six months ended December 31, 2006	$(618)	$(184)	$75	$(727)

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10 million relating primarily to our North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of our IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. The provision for facility costs is expected to be substantially paid by 2011. The activity of the provision for the 2004 restructuring charge is as follows for the six months ended December 31, 2006:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2006	$1,170
Cash payments	(266)
Foreign exchange and other adjustments	15

Balance as of December 31, 2006	$919

Income taxes

We recorded a provision for income taxes of $173,000 for the three months ended December 31, 2006 compared to $2.7 million for the three months ended December 31, 2005. This decrease in the provision for income taxes is related to higher income being earned in jurisdictions with a lower statutory rate.

Our deferred tax assets totaling $238.0 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $147.5 million is primarily made up of three components. The first component relates to $128.6 million arising from the amortization of timing differences relating to acquired intangible assets and future income inclusions. The second component of $3.0 million relates primarily to deferred credits arising from non capital losses and un-deducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The third component of $15.9 million relates to other timing differences. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $166.5 million is required in respect of our deferred income tax assets as at December 31, 2006. (A valuation allowance of $127.5 million was required for the deferred income tax assets as at June 30, 2006). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the year in certain foreign jurisdictions. In order to fully utilize the recognized deferred income tax assets of $71.5 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $204.3 million. Based on our current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of December 31, 2006.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2006	2005	$ Change	2006	2005	$ Change
Net cash provided by (used in)
Operating activities	$31,428	$16,394	$15,034	$41,065	$16,672	$24,393
Investing activities	$(405,009)	$(10,182)	$(394,827)	$(411,404)	$(23,538)	$(387,866)
Financing activities	$384,036	$15,168	$368,868	$384,599	$15,457	$369,142

Net Cash Provided by Operating Activities

The increase in operating cash flow during the three months ended December 31, 2006, compared to the same period in the prior fiscal year, was primarily due to an increase in the impact of non-cash charges of $12.4 million and changes in operating assets and liabilities of $3.1 million offset by a reduction in net income for the period.

The increase in operating cash flow during the six months ended December 31, 2006 was primarily due to an increase in net income of $19.7 million, the impact of non-cash charges of $12.9 million offset by changes in operating assets and liabilities of $8.2 million.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities during the three months ended December 31, 2006 compared to the same period in the prior fiscal year, was primarily due to $384.7 million in cash, that we paid for the Hummingbird acquisition and an increase in acquisition related costs of $16.9 million offset by reduction in capital expenditures of approximately $7.0 million.

The increase in net cash used in investing activities during the six months ended December 31, 2006 compared to the same period in the prior fiscal year, was primarily due to $384.7 million in cash, that we paid for the Hummingbird acquisition and an increase in acquisition related costs of $18.4 million, offset by a reduction in capital expenditures of approximately $10.2 million and lower cash outlays on prior period acquisitions of $5.9 million.

Net Cash Provided by Financing Activities

The increase in net cash provided by financing activities during the three and six months ended December 31, 2006 compared to the same period in the prior fiscal year was due primarily to the increased bank financing in the amount of $377.0 million offset by debt issuance costs in the amount of $7.4 million and term loan repayments of $1.0 million.

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement with a Canadian chartered bank consisting of a $390.0 million term loan facility and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by us and certain of our subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% ($975,000) of the original principal amount, due each quarter with the remainder due at the end of the term.

In October 2006, we also entered into an interest-rate collar agreement that has the economic effect of circumscribing the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit that we previously had with the same bank. There were no borrowings outstanding under the revolver as of December 31, 2006.

The credit agreement covering the term loan, the revolver and the term loan agreement relating to a mortgage on our Waterloo building also contain covenants that require us to maintain certain financial ratios. As of December 31, 2006 we were in compliance with all such covenants.

We believe funds generated from the expected results of operations, and available cash and cash equivalents will be sufficient to finance our strategic initiatives for the next fiscal year. In addition, our revolving credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows, at or above, current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$604,712	$17,741	$70,498	$79,692	$436,781
Operating lease obligations *	106,835	13,312	46,166	33,327	14,030
Purchase obligations	6,615	2,064	3,714	837	—

	$718,162	$33,117	$120,378	$113,856	$450,811

*	Net of $6.7 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

We recorded rental expense of $3.8 million and $6.1 million during the three and six months ended December 31, 2006, respectively.

Rental expense of $3.6 million and $7.3 million was recorded during the three and six months ended December 31, 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on the new $390.0 million term loan agreement and a 5 year mortgage on the Company’s headquarters in Waterloo, Ontario.

IXOS domination agreement

We have guaranteed a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”).

The IXOS domination agreement was registered on August 23, 2005. In the quarter ended September 30, 2005, we commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the unaudited condensed consolidated statements of income.

Based on the number of minority IXOS shareholders as of December 31, 2006, the estimated amount of Annual Compensation was approximately $123,000 for the three months ended December 31, 2006 and $253,000 for the six months ended December 31, 2006. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Gauss domination agreements

On October 27, 2006, the “Squeeze Out” agreement with the Gauss minority shareholders was registered in the Commercial Register in the Local Court of Hamburg. Certain shareholders have filed a special procedure in the German courts to reassess the value of the purchase price and annual compensation. The procedure is still pending and we are not able to determine the likely date by which such procedure will be completed.

As of December 31, 2006 we have acquired 100% of all issued and outstanding common shares of Gauss. For more details on this transaction, see Note 18 “Acquisitions” to our Interim Financial Statements.

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Recently Issued Accounting Standards

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB 108 will have on our financial statements.

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

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, please refer to our most recently filed Annual Report on Form 10-K, for the fiscal year 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our term loan, as we had no borrowings outstanding under our line of credit at December 31, 2006. The term loan bears a floating interest rate of LIBOR plus 2.5%. As of December 31, 2006, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $3.9 million assuming the loan balance as of December 31, 2006 is outstanding for the entire period.

In October 2006, we entered into an interest rate collar to partially hedge the fluctuation in LIBOR. The collar has a notional value of $195.0 million and has a cap rate of 5.34% and floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk on 50% of the term loan within the range of 5.34% to 4.79%.

Foreign currency risk

We transact business in various foreign currencies. International revenues accounted for approximately 62% and 61% of total revenues in the three and six months ended December 31, 2006, compared to approximately 59% and 59% of total revenues, respectively, in the same periods for our prior fiscal year.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Our primary currencies include Euros, Canadian Dollars and British Pounds. The unaudited condensed consolidated statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States dollars strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations, if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates in the three months ended December 31, 2005, our international revenues for the three months ended December 31, 2006 would have been lower than reported by approximately $8.8 million. Using the average foreign currency exchange rates in the six months ended December 31, 2005, our international revenues for the six months ended December 31, 2006 would have been lower than reported by approximately $11.5 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.

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

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our acquisition of Hummingbird may adversely affect our operations and finances in the short term

On October 2, 2006 we acquired all of the issued and outstanding common shares of Hummingbird. The Hummingbird shares were acquired for cash, which required us to borrow the necessary funds from a syndicate of leading financial institutions to help to pay for the Hummingbird acquisition. The interest costs associated with this credit facility will materially increase our operating expenses, which may materially and adversely affect our profitability as well as the price of our Common Shares. The Hummingbird acquisition represents a significant and unique opportunity for our business. However, the size of the acquisition and the inevitable integration challenges that will result from the acquisition may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Hummingbird employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees of the newly merged entity.

Our success depends on our relationships with strategic partners

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities which arise in our competitive environment. If any of our partners should decide for any reason to terminate or scale back their cooperative efforts with us, our business, operating results, and financial condition may be adversely affected.

If we do not continue to develop new technologically advanced products, future revenues will be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on private intranets as well as on the Internet. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. These products are important to the success of our strategy. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate the technologies to develop new software products and enhancements to existing products, or to complete products currently under development, which we license or acquire from third parties our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business, as well as our ability to compete in the marketplace, would be materially harmed.

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and development of new product offerings. In response to customer requests, we continue to enhance Livelink and many of our optional components and we continue to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to intense competition, our business will suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter into each of our markets. Numerous releases of competitive products have occurred in recent history and can be expected to continue in the near future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower our prices. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

We are confronting two inexorable trends in our industry; the consolidation of our competitors and the commoditization of our products and services

The acquisition of Documentum Inc. by EMC Corporation in December 2003 and International Business Machines Corporation’s acquisition of FileNet Corporation in October 2006 have changed the marketplace for our goods and services. As a result of these acquisitions, two comparable competitors to our company have been replaced by larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These large, well-capitalized companies have the financial resources to engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. For example, Microsoft has launched SharePoint, a product which provides the same benefits that some of our ECM products provide at a lower cost to the customer. The threat posed by larger competitors and the goods and services that these companies can produce at a lower cost to our target customers may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our Common Shares.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

We continue to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current business. We also consider from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as the need to integrate and manage the businesses and products acquired with our own business and products, additional demands on our management, resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the financial or other resources committed to such activities will not be available to us for other purposes. For example, the Hummingbird Connectivity family of products maintains a dominant position in its marketplace. As a result, future growth opportunities could be limited for this family of products. Our inability to address limited growth opportunities for this family of products, as well our inability to address other risks associated with other acquisitions or investments in businesses, may negatively affect our operating results.

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

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across our customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to companies in other industries. Over the past fiscal year, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

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

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses could cause significant variations in operating results from quarter to quarter and, as a result such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced our 2006 restructuring initiative to restructure our operations with the intention of streamlining our operations. Subsequently, in October 2006 we announced our commitment to a separate restructuring initiative in response to the Hummingbird acquisition. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

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

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding our intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future, and any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant impact on our ability to generate future revenue and profits.

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

We must continue to manage our growth or our operating results could be adversely affected

Our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and more stringent regulations, have placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy and to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer. Our inability to manage growth or adapt to regulatory changes may also adversely affect our compliance with our periodic reporting requirements or listing standards, which could result in our delisting from the NASDAQ stock market or in our failure to comply with the rules or the regulations of the SEC.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules proposed and enacted by the SEC and NASDAQ, have materially increased our expenses as we respond to the these changes. In particular, compliance with the requirements of Section 404 of Sarbanes has resulted in a higher level of internal costs and fees from our independent accounting firm and as well as from external consultants. These rules could also adversely affect our ability to obtain certain types of insurance at a reasonable cost, including director and officer liability insurance. As a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher premiums and related costs to obtain the same or similar coverage. The increased difficulty to obtain affordable director and officer liability insurance could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

If we are not able to attract and retain top employees, our ability to compete may be harmed

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople remains critical to our success. Competition for such people is intense, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Sun Microsystems, Inc., Hewlett-Packard Company, Oracle Corporation, Microsoft Corporation and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.

Our quarterly revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including:

•	changes in the demand for our products;

•	the introduction or enhancement of products by us and our competitors;

•	market acceptance of enhancements or products;

•	delays in the introduction of products or enhancements by us or our competitors;

•	customer order deferrals in anticipation of upgrades and new products;

•	changes in the lengths of sales cycles;

•	changes in our pricing policies or those of our competitors;

•	delays in product installation with customers;

•	the mix of distribution channels through which products are licensed;

•	the mix of products and services sold;

•	the timing of restructuring charges taken in connection with acquisitions completed by us;

•	the mix of international and North American revenues;

•	foreign currency exchange rates;

•	Acquisitions; and

•	general economic conditions

A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations in any particular quarter. As a result of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our quarterly revenue and operating results may vary significantly and which could materially reduce the market price of our Common Shares.

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products that are relevant to our industry, changes in financial estimates by securities analysts or other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter and thus may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Occasionally, periods of volatility in the market price of a company’s securities, may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we could be the target of such securities litigation in the future. Such litigation could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 7, 2006. The following actions were voted upon at the meeting:

1. The following individuals were elected to our Board of Directors, to hold office until the next annual meeting of shareholders, or until their successors are elected or appointed. The outcome of the vote was carried by a show of hands.

Name
P. Thomas Jenkins
John Shackleton
Randy Fowlie
Brian J. Jackman
Ken Olisa
Stephen J. Sadler
Michael Slaunwhite
Gail Hamilton

2. The shareholders approved the re-appointment of KPMG LLP as our independent auditors until the next annual meeting of shareholders and that our Board of Directors be authorized to fix the auditors’ remuneration. The outcome of the vote was carried by a show of hands.

3. The shareholders approved a resolution to authorize amendments to our 2004 Stock Option Plan. There were 25,224,633 Common Shares voted in favour of the motion and there were 9,593,419 Common Shares voted against the motion. A copy of the amended 2004 Stock Option Plan is attached to this document as an exhibit.

4. The shareholders approved a resolution to authorize amendments to our 1998 Stock Option Plan, Odesta Supplementary Stock Option Plan, 1995 Directors Stock Option Plan, Hummingbird Stock Option Plan, Centrinity Stock Option Plan, IXOS Stock Option Plan, Gauss Stock Option, 1995 Flexible Stock Incentive Plan, Vista Stock Option Plan and Artesia Stock Option Plan. There were 28,794,539 Common Shares voted in favour of the motion and there were 6,023,513 Common Shares voted against the motion. A copy of the amended 1998 Stock Option Plan is attached to this document as an exhibit.

5. The shareholders approved a resolution to authorize amendments to our 2004 Employee Stock Purchase Plan. There were 34,746,173 Common Shares voted in favour of the motion and there were 71,879 Common Shares voted against the motion.

Item 5. Other Information

On December 7, 2006, Gail Hamilton was elected to our Board of Directors. Ms. Hamilton most recently led a team of over 2,000 employees worldwide at Symantec Corporation (“Symantec”) and had “P&L “responsibility for the global services and support business. Previously Ms. Hamilton led all of Symantec’s consumer and enterprise product development, marketing and support. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security Magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years experience growing leading technology and services businesses in the enterprise market.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.1	Open Text Corporation 1998 Stock Option Plan, as amended on December 14, 2000 and December 7, 2006.

10.2	Open Text Corporation 2004 Stock Option Plan, as amended on December 7, 2006.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 9, 2007	By:	/s/ JOHN SHACKLETON
John Shackleton
President and Chief Executive Officer

/s/ PAUL MCFEETERS
Paul McFeeters
Chief Financial Officer

OPEN TEXT CORPORATION

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	Open Text Corporation 1998 Stock Option Plan, as amended on December 14, 2000 and December 7, 2006.

10.2	Open Text Corporation 2004 Stock Option Plan, as amended on December 7, 2006.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.