Form 10-Q
period 2007-03-31
OPEN TEXT CORP
filed 2007-05-07
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007 there were 49,881,068 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,683	$107,354
Accounts receivable trade, net of allowance for doubtful accounts of $1,959 as of March 31, 2007 and $2,736 as of June 30, 2006 (note 10)	113,737	75,016
Income taxes recoverable (note 13)	—	11,924
Prepaid expenses and other current assets	12,262	8,428
Deferred tax assets (note 13)	25,122	28,724

Total current assets	310,804	231,446
Investments in marketable securities (note 3)	—	21,025
Capital assets (note 4)	45,361	41,262
Goodwill (note 5)	526,636	235,523
Acquired intangible assets (note 6)	362,115	102,326
Deferred tax assets (note 13)	53,562	37,185
Other assets	9,318	2,326

	$1,307,796	$671,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$99,187	$62,535
Current portion of long-term debt (note 8)	4,305	405
Deferred revenues	142,771	74,687
Income taxes payable (note 13)	22,192	—
Deferred tax liabilities (note 13)	5,790	12,183

Total current liabilities	274,245	149,810
Long-term liabilities:
Accrued liabilities (note 7)	18,880	21,121
Long-term debt (note 8)	396,334	12,963
Deferred revenues	4,051	3,534
Deferred tax liabilities (note 13)	107,928	19,490

Total long-term liabilities	527,193	57,108
Minority interest	6,299	5,804
Shareholders’ equity:
Share capital (note 11)
49,810,068 and 48,935,042 Common Shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively; Authorized Common Shares: unlimited	423,381	414,475
Additional paid-in capital	33,626	28,367
Accumulated other comprehensive income	56,746	42,654
Accumulated deficit	(13,694)	(27,125)

Total shareholders’ equity	500,059	458,371

	$1,307,796	$671,093

Commitments and Contingencies (note 16)

See accompanying unaudited notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenues:
License	$43,032	$28,415	$123,282	$90,489
Customer support	79,042	45,966	205,352	136,656
Service	33,978	26,545	91,834	77,182

Total revenues	156,052	100,926	420,468	304,327
Cost of revenues:
License	3,515	3,900	9,637	8,099
Customer support	12,431	7,103	31,821	21,595
Service	28,042	19,840	77,012	61,848
Amortization of acquired technology intangible assets	10,433	4,730	25,675	14,013

Total cost of revenues	54,421	35,573	144,145	105,555

	101,631	65,353	276,323	198,772
Operating expenses:
Research and development	21,176	14,153	57,950	44,824
Sales and marketing	39,069	24,677	107,450	78,562
General and administrative	15,947	11,210	43,688	33,298
Depreciation	3,626	2,694	10,525	8,034
Amortization of acquired intangible assets	7,396	2,298	17,147	6,825
Special charges (recoveries) (note 17)	878	(557)	5,253	26,347

Total operating expenses	88,092	54,475	242,013	197,890

Income from operations	13,539	10,878	34,310	882
Other income (expense)	(98)	(1,554)	604	(3,318)
Interest income (expense), net	(7,550)	685	(14,670)	1,001

Income (loss) before income taxes	5,891	10,009	20,244	(1,435)
Provision for income taxes	1,914	2,558	6,421	928

Net income (loss) before minority interest	3,977	7,451	13,823	(2,363)
Minority interest	124	129	392	462

Net income (loss) for the period	$3,853	$7,322	$13,431	$(2,825)

Net income (loss) per share—basic (note 12)	$0.08	$0.15	$0.27	$(0.06)

Net income (loss) per share—diluted (note 12)	$0.08	$0.15	$0.26	$(0.06)

Weighted average number of Common Shares outstanding
Basic	49,490	48,762	49,203	48,590

Diluted	51,134	50,260	50,703	48,590

See accompanying unaudited notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands of U.S. dollars)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Deficit, beginning of period	$(17,547)	$(42,250)	$(27,125)	$(32,103)
Net income (loss)	3,853	7,322	13,431	(2,825)

Deficit, end of period	$(13,694)	$(34,928)	$(13,694)	$(34,928)

See accompanying unaudited notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss) for the period	$3,853	$7,322	$13,431	$(2,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,455	9,722	53,347	28,872
Share-based compensation expense	1,261	1,143	3,861	3,886
Undistributed earnings related to minority interest	124	129	392	462
Amortization of debt issuance costs	274	—	531	—
Unrealized loss on financial instruments (note 9)	364	—	576	—
Deferred taxes	(14,270)	2,272	(23,194)	(3,773)
Impairment of capital assets	—	150	—	3,817
Changes in operating assets and liabilities:
Accounts receivable	3,550	3,360	27,047	8,826
Prepaid expenses and other current assets	(212)	379	682	(549)
Income taxes	1,173	(110)	(3,381)	(1,823)
Accounts payable and accrued liabilities	(4,777)	(12,647)	(9,690)	(1,300)
Deferred revenue	28,326	16,554	14,889	7,350
Other assets	221	425	3,916	2,428

Net cash provided by operating activities	41,342	28,699	82,407	45,371

Cash flows from investing activities:
Acquisition of capital assets	(729)	(2,729)	(4,620)	(16,826)
Additional purchase consideration for prior period acquisitions	—	—	(856)	(3,369)
Purchase of IXOS, net of cash acquired	(219)	(423)	(1,086)	(4,651)
Purchase of Hummingbird, net of cash acquired	—	—	(384,761)	—
Purchase of Momentum, net of cash acquired	(4,076)	—	(4,076)	—
Investments in marketable securities	—	—	(829)	—
Acquisition related costs	(8,049)	(1,750)	(28,249)	(3,594)

Net cash used in investing activities	(13,073)	(4,902)	(424,477)	(28,440)

Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	381	159	1,122	803
Proceeds from issuance of Common Shares	6,365	1,567	8,829	3,452
Repayment of long-term debt	(1,071)	(61)	(2,244)	(61)
Proceeds from long-term debt	—	—	390,000	12,928
Debt issuance costs	—	—	(7,433)	—

Net cash provided by financing activities	5,675	1,665	390,274	17,122

Foreign exchange gain (loss) on cash held in foreign currencies	1,338	1,025	4,125	(463)

Increase in cash and cash equivalents, during the period	35,282	26,487	52,329	33,590
Cash and cash equivalents at beginning of period	124,401	87,001	107,354	79,898

Cash and cash equivalents at end of period	$159,683	$113,488	$159,683	$113,488

Supplementary cash flow disclosures (note 15)

See accompanying unaudited notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2007

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

The information furnished, as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006, is unaudited; however it reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented, and includes the financial results of Hummingbird Ltd. (“Hummingbird”), with effect from October 2, 2006, and Momentum Systems Inc. (“Momentum”), with effect from March 2, 2007. The operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2007.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation allowance relating to the Company’s deferred tax assets, (xii) the recognition of share-based payment expense and (xiii) the recognition of unrealized gains/losses on financial instruments.

Reclassifications

For the three months ended March 31, 2006, General and administrative expenses have been increased by approximately $190,000 with corresponding decreases of approximately $27,000, $61,000, and $102,000 in Sales and marketing expenses, Cost of services revenues and Cost of customer support revenues, respectively, from previously reported amounts. These reclassifications related to a change in the method of allocating operating expenses within the Company.

For the nine months ended March 31, 2006, General and administrative expenses, Cost of service revenues and Cost of customer support revenues have been increased by $75,000, $361,000, and $593,000, respectively, with corresponding decreases of approximately $314,000 and $715,000 in Sales and marketing expenses, and

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Research and development expenses, respectively, from previously reported amounts. These reclassifications related to a change in the method of allocating operating expenses within the Company.

Service revenues increased by approximately $1.6 million and $4.1 million for the three and nine months ended March 31, 2006, respectively, offset by a decrease in Customer support revenues of approximately $1.6 million and $4.1 million, respectively, from previously reported amounts. Cost of service revenues increased by approximately $784,000 and $2.4 million for the three and nine months ended March 31, 2006, respectively, offset by a decrease in Cost of customer support revenue of approximately $784,000 and $2.4 million, respectively, from previously reported amounts. These changes correspond to an internal reclassification pertaining to the Company’s Enterprise Support Program (“ESP program”). The ESP program is a customized “on-site” support program that provides support services that suit the specific requirements of the Company’s customers.

There was no change to income from operations or net income (loss) per share in any of the periods presented as a result of these reclassifications.

Comprehensive net income

Comprehensive net income is comprised of net income (loss) and other comprehensive net income, including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive net income was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Other comprehensive net income:
Foreign currency translation adjustment	$4,471	$7,696	$14,092	$3,060
Net income (loss) for the period	3,853	7,322	13,431	(2,825)

Comprehensive net income for the period	$8,324	$15,018	$27,523	$235

NOTE 2—NEW ACCOUNTING POLICIES

Recently issued accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Current year

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 on Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). Under FIN 48, an entity should presume that a taxing authority will examine a tax position when evaluating its position for recognition and measurement; therefore, assessment of the probability of the risk of examination is not appropriate. In applying the provisions of FIN 48, there will be distinct recognition and measurement evaluations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize will be measured as the maximum amount which is more likely than not to be realized. The tax position should be derecognized when it is no longer more likely than not of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent management’s best estimate, given the information available at the reporting date, even though the outcome of the tax position is not absolute or final. Subsequent recognition, derecognition, and measurement should be based on new information. A liability for interest or penalties or both will be recognized as deemed to be incurred based on the provisions of the tax law, that is, the period for which the taxing authority will begin assessing the interest or penalties or both. The amount of interest expense recognized will be based on the difference between the amount recognized in the financial statements and the benefit recognized in the tax return. On transition, the change in net assets due to applying the provisions of the final interpretation will be considered as a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. FIN 48 will be effective for the Company as of July 1, 2007. The Company is currently assessing the potential impact that the adoption of FIN 48 will have on its financial statements.

NOTE 3—INVESTMENTS

On October 2, 2006, the Company acquired all of the remaining issued and outstanding shares of Hummingbird. In view of this, the investment in the equity of Hummingbird was included as part of the cost of the acquisition of Hummingbird. For details relating to this acquisition see Note 18 “Acquisitions” to the Interim Financial Statements.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 4—CAPITAL ASSETS

	As of March 31, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,866	$7,576	$2,290
Office equipment	8,490	7,378	1,112
Computer hardware	69,680	60,446	9,234
Computer software	18,659	13,211	5,448
Leasehold improvements	13,715	8,627	5,088
Land and Buildings*	23,027	838	22,189

	$143,437	$98,076	$45,361

	As of June 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,605	$6,360	$2,245
Office equipment	8,281	6,992	1,289
Computer hardware	66,714	54,995	11,719
Computer software	17,023	11,737	5,286
Leasehold improvements	12,374	8,064	4,310
Building	16,726	313	16,413

	$129,723	$88,461	$41,262

*	Included in this balance is an asset held for sale with a carrying value of approximately $6.7 million and nil as of March 31, 2007 and June 30, 2006, respectively. This asset is being held for sale as a consequence of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment. See Note 14 “Segment Information” to the Interim Financial Statements.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2005:

Balance, June 30, 2005	$243,091
Adjustments relating to prior acquisitions	(17,470)
Adjustments on account of foreign exchange	9,902

Balance, June 30, 2006	235,523
Acquisition of Momentum	3,251
Acquisition of Hummingbird	271,239
Adjustments relating to prior acquisitions	7,999
Adjustments on account of foreign exchange	8,624

Balance, March 31, 2007	$526,636

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Adjustments relating to prior acquisitions primarily relate to the adjustments to goodwill based upon the review and evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions originally assessed at the various dates of acquisition and increases to goodwill relating to IXOS Software AG (“IXOS”) and Gauss Interprise AG (“Gauss”) share purchases and step accounting adjustments.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2005	$76,108	$51,873	$127,981
Activity during fiscal 2006:
Amortization expense	(18,900)	(9,199)	(28,099)
Impairment of intangible assets	(1,046)	—	(1,046)
Foreign exchange impact	3,000	2,598	5,598
Other	(3,988)	1,880	(2,108)

Net book value, June 30, 2006	55,174	47,152	102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(25,675)	(17,147)	(42,822)
Foreign exchange impact	1,702	1,536	3,238
Other	271	102	373

Net book value, March 31, 2007	$190,672	$171,443	$362,115

The range of amortization periods for intangible assets is from 4-10 years.

As indicated in Note 18 “Acquisitions” to the Interim Financial Statements the amounts assigned to intangible assets on account of the acquisition of Hummingbird are preliminary only and subject to change.

The following table shows the estimated future amortization expense for the three months ended June 30, 2007 and each of the next four years thereafter, assuming no further adjustments to acquired intangible assets are made:

Fiscal years ending June 30,
2007	$17,822
2008	71,014
2009	64,377
2010	51,836
2011	49,276

Total	$254,325

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2007	As of June 30, 2006
Accounts payable—trade	$8,860	$6,077
Accrued salaries and commissions	26,538	15,020
Accrued liabilities	37,583	26,827
Amounts payable in respect of restructuring (note 17)	3,635	6,148
Amounts payable in respect of acquisitions and acquisition related accruals	22,571	8,463

	$99,187	$62,535

Long-term accrued liabilities

	As of March 31, 2007	As of June 30, 2006
Pension liabilities	$582	$582
Amounts payable in respect of restructuring (note 17)	1,482	1,851
Amounts payable in respect of acquisitions and acquisition related accruals	10,886	14,224
Other accrued liabilities	565	568
Asset retirement obligations	5,365	3,896

	$18,880	$21,121

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The fair value of plan assets as of March 31, 2007 was $2.8 million (June 30, 2006—$2.6 million). The fair value of the pension obligation as of March 31, 2007 was $3.0 million (June 30, 2006—$3.0 million).

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At March 31, 2007, the present value of this obligation was $5.4 million, (June 30, 2006—$3.9 million), with an undiscounted value of $7.0 million, (June 30, 2006—$4.8 million). These leases were primarily assumed in connection with the IXOS and Hummingbird acquisitions.

Excess facility obligations and acquisition related accruals

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions, including its fiscal 2007 Hummingbird acquisition. These accruals represent the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to other income over the terms of the leases ranging between one year to 17 years.

Acquisition related costs include amounts provided for certain pre-acquisition contingencies.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The following table summarizes the activity with respect to the Company’s acquisition accruals during the nine months ended March 31, 2007.

	Balance June 30, 2006	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance March 31, 2007
Hummingbird
Employee termination costs	$—	$23,619	$(13,470)	$3,416	$13,565
Excess facilities	—	2,408	(1,084)	1,537	2,861
Transaction-related costs	—	7,429	(6,866)	—	563

	—	33,456	(21,420)	4,953	16,989
IXOS
Employee termination costs	22	—	(22)	—	—
Excess facilities	17,401	—	(3,572)	(251)	13,578
Transaction-related costs	616	—	(497)	—	119

	18,039	—	(4,091)	(251)	13,697
Gauss
Transaction-related costs	34	—	(6)	(28)	—

	34	—	(6)	(28)	—
Eloquent
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Excess facilities	3,329	—	(286)	(576)	2,467
Transaction-related costs	221	—	(148)	(73)	—

	3,550	—	(434)	(649)	2,467
Artesia
Excess facilities	761	—	(394)	(306)	61
Transaction-related costs	12	—	(12)	—	—

	773	—	(406)	(306)	61
Vista
Transaction-related costs	6	—	—	(6)	—

	6	—	—	(6)	—
Optura
Excess facilities	30	—	(30)	—	—
Transaction-related costs	12	—	—	(12)	—

	42	—	(30)	(12)	—

Totals
Employee termination costs	22	23,619	(13,492)	3,416	13,565
Excess facilities	21,521	2,408	(5,366)	404	18,967
Transaction-related costs	1,144	7,429	(7,529)	(119)	925

	$22,687	$33,456	$(26,387)	$3,701	$33,457

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

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

NOTE 8—LONG-TERM DEBT AND CREDIT FACILITIES

Term loan and Revolver

On October 2, 2006, the Company entered into a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of a $390.0 million term loan facility (the “term loan”) and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by the Company and certain of its subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% ($975,000) of the original principal amount, due each quarter with the remainder due at the end of the term.

As of March 31, 2007, the carrying value of the term loan was $388.1 million.

In October 2006, the Company entered into an interest-rate collar agreement (the “collar”) that has the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. For more details relating to the collar see Note 9 “Financial Instruments and Hedging Activities” to the Interim Financial Statements.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) that the Company previously had with the bank. The Company was required to terminate the old line of credit prior to executing its current credit agreement. As of the date of termination, there were no borrowings outstanding on the CAD $40.0 million line of credit, nor were there any termination penalties. There were no borrowings outstanding under the revolver as of March 31, 2007.

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

As of March 31, 2007, the carrying values of the building and mortgage were $15.5 million and $12.6 million, respectively.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 9—FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In October 2006, Open Text entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required the Company to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of 50% of the aggregate actual and projected principal amount of the term loan.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the quarters ended March 31, 2007 and December 31, 2006. The fair market value of the collar, which represents the cash the Company would receive or pay to settle the collar, was a payable of approximately $576,000 as of March 31, 2007, and has been included within “Accounts payable and accrued liabilities” on the unaudited condensed consolidated balance sheets. For the three and nine months ended March 31, 2007 an expense of approximately $364,000 and $576,000, representing the change in the fair value of the collar, has been included within interest expense within the unaudited condensed consolidated statements of income. The Company records payments or receipts on the collar as adjustments to interest expense. The collar has a remaining term to maturity of 2.75 years.

The Company will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods.

NOTE 10—ALLOWANCE FOR DOUBTFUL ACCOUNTS AND UNBILLED RECEIVABLES

	Consolidated	Hummingbird (as of date of acquisition)	Net of Hummingbird
Balance of allowance for doubtful accounts (“AfDA”) as of June 30, 2006	$2,736	$—	$2,736
Bad debt expense for the period	1,506	—	1,506
AfDA relating to Hummingbird accounts receivable at date of acquisition	17,592	17,592	—
Write-offs	(12,483)	(10,200)	(2,283)

Balance of allowance for doubtful accounts as of March 31, 2007	$9,351	$7,392	$1,959

To date, the Company has not disclosed the AfDA assumed as part of the acquisition of Hummingbird in its presentation of AfDA since business combination accounting rules require that acquired receivables be recorded at their estimated fair value.

However, in these unaudited notes to the Interim Financial Statements, the Company has disclosed the AfDA assumed as part of the acquisition of Hummingbird in its presentation of AfDA, as the Company believes

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

that such presentation provides additional information about the on-going changes in the consolidated AfDA balance. This presentation has no impact on the net balance of accounts receivable included in the unaudited condensed consolidated balance sheets included in the Interim Financial Statements.

Included in accounts receivable are unbilled receivables in the amount of $3.6 million and $4.3 million as of March 31, 2007 and June 30, 2006, respectively.

NOTE 11—SHARE CAPITAL AND SHARE BASED PAYMENTS

Share Capital

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

On May 19, 2006, the Company commenced a share repurchase program (hereinafter referred to as the “May 2006 Repurchase Program”) that provided for the repurchase of up to a maximum of 2,444,104 Common Shares. Purchase and payment for the Company’s Common Shares under the May 2006 Repurchase Program will be determined by the Board of Directors of Open Text and will be made in accordance with the rules and policies of the Nasdaq Global Select Market (“NASDAQ”). The May 2006 Repurchase Program was superseded by a new repurchase program initiated on May 2, 2007. For details relating to this, see Note 19 “Subsequent Events” to the Interim Financial Statements.

During the three and nine months ended March 31, 2007 and 2006 the Company did not repurchase any of its Common Shares.

Employee Share Purchase Plan (“ESPP”)

During the three months ended March 31, 2007, 16,261 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $317,000. During the nine months ended March 31, 2007, 38,470 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $622,000. In addition, cash in the amount of approximately $174,000 was received from employees for the three months ended March 31, 2007, that will be used to purchase Common Shares in future periods.

During the three months ended March 31, 2006, 25,691 Common Shares were issued under the ESPP. During the nine months ended March 31, 2006, 281,093 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $3.4 million. In addition, cash in the amount $172,000 was received from employees for the three months ended March 31, 2006 that was used to purchase Common Shares in future periods.

Share-Based Payments

Summary of Outstanding Stock Options

As of March 31, 2007 options to purchase an aggregate of 5,127,280 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,298,220 stock options are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of options granted is equivalent to the fair market value of the stock at the date of grant.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

A summary of option activity under the Company’s stock option plans for the nine months ended March 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2006	5,334,016	$12.25
Granted	1,118,800	19.16
Exercised	(836,556)	9.94
Forfeited or expired	(488,980)	18.47

Outstanding at March 31, 2007	5,127,280	$13.54	4.46	$48,013

Exercisable at March 31, 2007	3,398,967	$11.62	3.61	$38,271

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

For the three months ended March 31, 2007, the weighted-average fair value of options granted, as of the grant date, was $10.41, using the following weighted average assumptions: expected volatility of 45%; risk-free interest rate of 4.7%; expected dividend yield of 0%; and expected life of 5.0 years. For the nine months ended March 31, 2007, the weighted-average fair value of options granted, as of the grant date, was $7.03, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.6%; expected dividend yield of 0%; expected life of 4.8 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized for each of these periods.

During the three months ended December 31, 2006, the Company issued a net number of 98,578 stock options to the former employees of Hummingbird in replacement of their fully vested Hummingbird stock options (“replacement options”). These options were valued using the following weighted average assumptions: expected volatility of 47%; risk-free interest rate of 4.3%; expected dividend yield of 0%; and expected life of 4.5 years, resulting in an approximate fair value of $7.30 per replacement option. Approximately $286,000 has been allocated to the cost of the Hummingbird acquisition, and the remainder will be amortized to share-based compensation cost over a vesting period of 4 years. No further replacement options have been issued by the Company during the nine months ended March 31, 2007.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

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

As of March 31, 2007, the total compensation cost related to unvested stock awards not yet recognized in the unaudited condensed consolidated statements of income was $12.5 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and nine months ended March 31, 2007 was approximately $1.2 million and $3.9 million, respectively. Deferred tax assets of $243,000 and $627,000, respectively, were recorded for the three and nine months ended March 31, 2007, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and nine months ended March 31, 2006 was approximately $1.1 million and $3.9 million, respectively. Deferred tax assets of $144,000 and $467,000, respectively, were recorded for the three and nine months ended March 31, 2006, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

For the three and nine months ended March 31, 2007, cash in the amount of $6.2 million and $8.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company from the exercise of options eligible for a tax deduction, during the three and nine months ended March 31, 2007, was approximately $381,000 and $1.1 million, respectively, which was recorded as additional paid-in capital.

For the three and nine months ended March 31, 2006, cash in the amount of $1.4 million and $3.0 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company from the exercise of options eligible for a tax deduction, during the three and nine months ended March 31, 2006 was $159,000 and $803,000, respectively, which was recorded as additional paid-in capital.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Basic net income (loss) per share
Net income (loss)	$3,853	$7,322	$13,431	$(2,825)

Basic net income (loss) per share	$0.08	$0.15	$0.27	$(0.06)

Diluted net income (loss) per share
Net income (loss)	$3,853	$7,322	$13,431	$(2,825)

Diluted net income (loss) per share	$0.08	$0.15	$0.26	$(0.06)

Weighted average number of shares outstanding
Basic	49,490	48,762	49,203	48,590
Effect of dilutive securities*	1,644	1,498	1,500	—

Diluted	51,134	50,260	50,703	48,590

Excluded as anti-dilutive**	813	1,663	1,917	2,245

*	Due to the net loss for the nine months ended March 31, 2006, diluted net loss per share has been calculated for this period using the basic weighted average number of Common Shares outstanding, as the inclusion of any potentially dilutive securities would be anti-dilutive.
**	Certain options to purchase Common Shares are excluded from the calculation of diluted net income (loss) per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

NOTE 13—INCOME TAXES

The Company operates in various tax jurisdictions, and accordingly, the Company’s income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Company’s ability to use income tax losses and future income tax deductions is dependent upon the profitable operations of the Company in the tax jurisdictions in which such losses or deductions arise. As of March 31, 2007 and June 30, 2006, the Company had total net deferred tax assets of $78.7 million and $65.9 million, respectively, and total deferred tax liabilities of $113.7 million and $31.7 million, respectively.

Deferred tax assets arise primarily from available income tax losses and future income tax deductions. The Company provides a valuation allowance if sufficient uncertainty exists regarding the realization of certain deferred tax assets. Taking into account the following factors: (i) the reversal of deferred income tax liabilities, (ii) projected future taxable income, (iii) the character of the income tax assets and (iv) tax planning strategies, a valuation allowance of $168.8 million and $127.5 million was recorded as of March 31, 2007 and June 30, 2006, respectively. The majority of the valuation allowance relates to uncertainties regarding the utilization of foreign pre-acquisition losses of Hummingbird, Gauss and IXOS. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others. The principal component of the total deferred tax liabilities arises from acquired intangible assets purchased in the Hummingbird, Gauss and IXOS transactions.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the three and nine months ended March 31, 2007 and March 31, 2006, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM. The reclassification of certain prior period comparative figures, to conform to current period presentation, referred to in Note 1 “Basis of Presentation” to the Interim Financial Statements, did not impact information about the reportable segments, reported hereunder.

Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate. These allocations have been made on a consistent basis.

Contribution margin does not include amortization of intangible assets, depreciation, provision for (recovery of) special charges, other income (expense), interest income (expense), minority interest, and the provision for (recovery of) income taxes.

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Three months ended March 31, 2007
Revenue from external customers	$75,230	$73,410	$7,412	$156,052
Operating costs	60,077	54,117	5,986	120,180

Contribution margin	$15,153	$19,293	$1,426	$35,872

Three months ended March 31, 2006
Revenue from external customers	$45,902	$49,656	$5,368	$100,926
Operating costs	36,591	40,209	4,083	80,883

Contribution margin	$9,311	$9,447	$1,285	$20,043

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	North America	Europe	Other	Total
Nine months ended March 31, 2007
Revenue from external customers	$196,814	$203,794	$19,860	$420,468
Operating costs	158,708	150,789	18,061	327,558

Contribution margin	$38,106	$53,005	$1,799	$92,910

Nine months ended March 31, 2006
Revenue from external customers	$145,918	$142,257	$16,152	$304,327
Operating costs	115,698	119,494	13,034	248,226

Contribution margin	$30,220	$22,763	$3,118	$56,101

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements for the three and nine months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Total contribution margin from operating segments above	$35,872	$20,043
Amortization and depreciation	21,455	9,722
Special charges (recoveries)	878	(557)

Total operating income	13,539	10,878
Interest, other income, taxes and minority interest	(9,686)	(3,556)

Net income	$3,853	$7,322

	Nine months ended March 31,
	2007	2006
Total contribution margin from operating segments above	$92,910	$56,101
Amortization and depreciation	53,347	28,872
Special charges	5,253	26,347

Total operating income	34,310	882
Interest, other income, taxes and minority interest	(20,879)	(3,707)

Net income (loss)	$13,431	$(2,825)

	As of March 31, 2007	As of June 30, 2006
Segment assets
North America	$696,624	$268,231
Europe	532,623	331,139
Other	60,146	38,550

Total segment assets	$1,289,393	$637,920

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements as of March 31, 2007 and June 30, 2006 is as follows:

	As of March 31, 2007	As of June 30, 2006
Segment assets	$1,289,393	$637,920
Investments in marketable securities	—	21,025
Cash and cash equivalents (corporate)	18,403	12,148

Total assets	$1,307,796	$671,093

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area, for the three and nine months ended March 31, 2007 and 2006:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Total revenues:
Canada	$12,515	$8,244	$30,445	$23,896
United States	62,715	37,658	166,369	122,022
United Kingdom	19,756	10,945	49,023	28,837
Germany	22,023	18,424	69,025	53,704
Rest of Europe	31,631	20,287	85,746	59,716
Other	7,412	5,368	19,860	16,152

Total revenues	$156,052	$100,926	$420,468	$304,327

	As of March 31, 2007	As of June 30, 2006
Segment assets:
Canada	$148,391	$97,421
United States	548,233	170,810
United Kingdom	99,383	53,501
Germany	209,888	177,651
Rest of Europe	223,352	99,987
Other	60,146	38,550

Total segment assets	$1,289,393	$637,920

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of March 31, 2007	As of June 30, 2006
North America	$249,911	$89,499
Europe	242,680	124,827
Other	34,045	21,197

	$526,636	$235,523

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 15—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,910	$160	$15,894	$221
Cash received during the period for interest	725	845	2,313	1,222
Cash paid (received) during the period for income taxes	12,067	(49)	18,343	1,020

NOTE 16—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$595,672	$8,853	$70,433	$79,688	$436,698
Operating lease obligations *	99,059	6,588	46,200	32,644	13,627
Purchase obligations	5,924	1,047	3,962	915	—

	$700,655	$16,488	$120,595	$113,247	$450,325

*	Net of $6.6 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $3.9 million and $10.0 million was recorded during the three and nine months ended March 31, 2007, respectively.

Rental expense of $1.8 million and $9.1 million was recorded during the three and nine months ended March 31, 2006, respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s $390.0 million term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For the purpose of calculating the interest on the $390.0 million term loan, LIBOR has been assumed at 5.35%, which is the three-month LIBOR rate as of March 30, 2007. For details relating to the term loan and the mortgage see Note 8 “Long-term Debt and Credit Facilities” to the Interim Financial Statements.

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

For the Three and Nine Months Ended March 31, 2007

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

Based on the number of minority IXOS shareholders as of March 31, 2007, the estimated amount of Annual Compensation is approximately $124,000 for the three months ended March 31, 2007 and $377,000 for the nine months ended March 31, 2007. Additionally, an amount of approximately $397,000 was paid, against previously accrued amounts, to the IXOS minority shareholders on account of Annual Compensation for the year ended June 30, 2006. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

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

NOTE 17—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring

In December 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan are expected to be approximately $7.0 million, of which $993,000 and $6.1 million has been recorded within Special charges in the three and nine months ended March 31, 2007, respectively. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and are expected to be paid by December 31, 2008, and August 31, 2010, respectively. However on a quarterly basis, the Company will conduct an evaluation of these balances and revise its assumptions and estimates, as appropriate.

A reconciliation of the beginning and ending liability is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	5,679	213	203	6,095
Cash payments	(3,700)	(35)	(203)	(3,938)
Foreign exchange and other adjustments	(21)	(15)	—	(36)

Balance as of March 31, 2007	$1,958	$163	$—	$2,121

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The following table outlines restructuring charges incurred under the Fiscal 2007 restructuring plan, by segment, for the three and nine months ended March 31, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$175	$—	$39	$214
Europe	593	213	(29)	777
Other	—	—	2	2

Total charge by segment for the three months ended March 31, 2007	$768	$213	$12	$993

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$2,072	$—	$140	$2,212
Europe	3,607	213	51	3,871
Other	—	—	12	12

Total charge by segment for the nine months ended March 31, 2007	$5,679	$213	$203	$6,095

Fiscal 2006 Restructuring

In the three months ended September 30, 2005, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. In the three and nine months ended March 31, 2007, the Company recorded recoveries from special charges of $115,000 and $842,000, respectively. The provision related to workforce reduction is expected to be paid by September 30, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2006 Restructuring

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(620)	(324)	102	(842)
Cash payments	(1,817)	(2,301)	(112)	(4,230)
Foreign exchange and other adjustments	(59)	143	—	84

Balance as of March 31, 2007	$189	$1,653	$(1)	$1,841

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The following tables outline restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the three and nine months ended March 31, 2007:

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$—	$17	$—	$17
Europe	(2)	(157)	27	(132)

Total charge (recoveries) by segment for three months ended March 31, 2007	$(2)	$(140)	$27	$(115)

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(189)	$(320)	$19	$(490)
Europe	(423)	(4)	88	(339)
Other	(8)	—	(5)	(13)

Total charge (recoveries) by segment for the nine months ended March 31, 2007	$(620)	$(324)	$102	$(842)

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

The activity of the Company’s provision for the 2004 restructuring charge is as follows for the nine months ended March 31, 2007:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2006	$1,170
Cash payments	(402)
Foreign exchange and other adjustments	387

Balance as of March 31, 2007	$1,155

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 18—ACQUISITIONS

Fiscal 2007

Momentum

In March 2007, Open Text acquired all issued and outstanding shares of Momentum, a privately held company that specializes in providing Enterprise Content Management (“ECM”) solutions to U.S. government agencies. Open Text expects that the acquisition of Momentum will enhance its ability to provide services to the U.S. government market. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Established in 1993 and based in Arlington, Virginia, Momentum has been serving the government sector for more than 12 years by providing technical expertise to automate business processes. Momentum has used Open Text’s Livelink ECM software to develop integrated systems for its clients.

The results of operations of Momentum have been consolidated with those of Open Text beginning March 2, 2007.

Consideration for this acquisition consisted of $4.7 million in cash, of which $4.4 million was paid at closing, and $300,000 was paid into escrow for a period of one year, as provided for in the share purchase agreement. The Company additionally incurred approximately $280,000 in costs directly related to this acquisition. In addition, the Company paid an amount of $600,000 into escrow on account of a payment due to the former owner of Momentum in connection with his employment with the Company for a period of one year ending on March 1, 2008. This amount has been included as part of “Prepaid expenses and other current assets” in these Interim Financial Statements and is being charged to operations over the 12 months commencing March 2, 2007.

Preliminary Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Momentum’s net assets, based on their estimated fair values as of March 2, 2007, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation, conducted by the Company’s management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur prior to March 1, 2008.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $620,000)	$1,454
Long-term assets	157
Goodwill *	3,251

Total assets acquired	4,862
Liabilities assumed	(506)

Net assets acquired	$4,356

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

*	Includes the fair value of intangible assets acquired as part of this acquisition. The Company is currently in the process of determining the fair value of such intangible assets and upon the final determination of such fair value the Company will allocate a portion of the purchase price to acquired intangible assets, resulting in a corresponding reduction to recorded goodwill.

The portion of the purchase price allocated to goodwill has been assigned to the Company’s North America segment.

No amount of the goodwill is expected to be deductible for tax purposes.

A director of the Company received approximately $90,000 in consulting fees for assistance with the acquisition of Momentum. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Hummingbird

In October 2006, Open Text acquired all of the issued and outstanding shares of Hummingbird. Open Text expects that the combination of the two companies will strengthen its ability to offer an expanded portfolio of solutions aimed at a wide range of vertical markets. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Hummingbird’s software offerings fall into two principal product families: (i) Hummingbird Enterprise, and (ii) Hummingbird Connectivity. The Company’s flagship offering, Hummingbird Enterprise, is an integrated ECM suite enabling users to capture, create, access, manage, share, find, extract, analyze, protect, publish and archive business content across the extended enterprise from anywhere in the world. Hummingbird Connectivity is a host access product suite that includes software applications for accessing mission-critical back office applications and related data from the majority of today’s systems, including mainframe, AS/400, Linux and UNIX platform environments.

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

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Hummingbird’s net tangible and identifiable intangible assets, based on their estimated fair values as of October 2, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation, conducted by the Company’s management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur prior to October 1, 2007.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $88,287)	$69,680
Long-term assets	14,631
Customer assets	139,800
Technology assets	159,200
Goodwill	271,239

Total assets acquired	654,550
Liabilities assumed	(242,059)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 56%, 40% and 4% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $38.4 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The Company will continue to evaluate and identify any material duplicative Hummingbird activities and areas where costs may be reduced during the remainder of the purchase price allocation period and include these in the determination of the fair value of this acquisition. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the quarter ended September 30, 2007. For further details relating to the type and amounts of these liabilities see Note 7 “Accounts payable and accrued liabilities” to the Interim Financial Statements.

A director of the Company received approximately $351,000 in consulting fees for assistance with the acquisition of Hummingbird. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

IXOS

As of March 31, 2007, the Company owned 95.90% of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases by 0.38% during the nine months ended March 31, 2007. Total consideration paid for the purchase of shares of IXOS during the three and nine months ended March 31, 2007 was approximately $219,000 and $1.1 million, respectively. The minority interest in IXOS has been adjusted to reflect the reduced minority interest ownership in IXOS.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 19—SUBSEQUENT EVENTS

Repayment of term loan

On May 2, 2007, the Company announced that it would make an additional payment of $30.0 million against its term loan during May 2007.

May 2007 Repurchase Program

On May 2, 2007 Open Text filed a notice of intention with the Ontario Securities Commission to make a normal course issuer bid to repurchase a maximum of 2,494,053 Open Text Common Shares on the NASDAQ (hereinafter referred to as the “May 2007 Repurchase Program”). Purchases under the May 2007 Repurchase Program will commence on or after May 7, 2007, will be determined by the Board of Directors of Open Text and will be made in accordance with rules and policies of the NASDAQ. The May 2007 Repurchase Program supersedes the May 2006 Repurchase Program and will terminate on May 6, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three and nine months ended March 31, 2007, certain sections of which are incorporated herein by reference as set forth in Part II Item 1A “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

OVERVIEW

Acquisitions:

Momentum Systems Inc. (“Momentum”)

In March 2007, we acquired 100% of all issued and outstanding Common Shares of Momentum, a privately held company based in Arlington, Virginia, which has been serving the government sector for over 12 years. With an experienced staff, located primarily in the Washington D.C area, Momentum has had a successful track record of implementing and supporting our Livelink ECM solutions across all levels of government. We believe this acquisition will add to our government domain expertise and further enhance our ability to deliver valuable government solutions.

Consideration for this acquisition consisted of $4.7 million in cash (net of cash acquired), of which $4.4 million was paid at closing, and $300,000 was paid into escrow for a period of one year, as provided for in the share purchase agreement. We additionally incurred approximately $280,000 in costs directly related to this acquisition. In addition, we paid an amount of $600,000 into escrow on account of a payment due to the former owner of Momentum in connection with his employment with us for a period of one year ending on March 1, 2008.

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

We believe that this acquisition will enhance our size and global reach and will further solidify our position as a leading provider of ECM solutions. We believe the union of Open Text and Hummingbird will strengthen our ability to reach a wider, more diversified audience, create a strong strategic fit that adds to our “solutions focus”, and increase the reach of our global partner program.

Restructuring Activities

In October 2006, we announced a restructuring plan that involves, primarily, workforce reductions, real estate optimization and legal entity reorganization. This plan involved and impacted legacy Hummingbird operations and the operations of the combined companies.

New Products

In February, we hosted “Summit 2007”, which is the worldwide user conference for Hummingbird customers and partners. At this conference we unveiled details of our next generation ECM offering, codenamed DMX. This product represents the convergence of Open Text and Hummingbird technologies. With DMX, customers will have the opportunity to take advantage of broader sets of Open Text applications, while still being able to maximize the values that they have invested in their Hummingbird enterprise deployments.

In April we hosted two “LiveLinkUp Europe” events; one in Munich and one in London, where we outlined our strategic vision for ECM and how the broader new capabilities in Livelink ECM 10 will help customers achieve enterprise transparency, leveraging it for business advantages.

Our records management offerings continue to drive our strategic relations and tight integration with partners, such as Microsoft Corporation (“Microsoft”), Oracle Inc. (“Oracle”) and SAP AG (“SAP”). The introduction of Livelink ECM™—Records Management for use with SAP® applications was one of our significant announcements made in the third quarter. It will be marketed and supported by SAP and Open Text. U.S. federal government customers of SAP and Open Text will now have a fully integrated solution to help them implement comprehensive records management programs.

Partners

We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment.

We continue to make significant progress with our global partner program, with emphasis on developing strategic relations and tight integration with partners, such as Microsoft, Oracle and SAP. Our revenue from partners has more than doubled in the three months ended March 31, 2007, compared to the same period in the prior fiscal year. Partner revenue was approximately 37% of total revenue for the current quarter.

Outlook

We anticipate that our customers will continue to look for comprehensive ECM solutions that are fast, easy to deploy, and highly scalable. Overall we are seeing our pipeline continuing to build, driven across the product portfolio by the need for compliance and regulatory specific solutions.

Results of Operations

The following table presents an overview of our selected financial data for the periods indicated.

	Three months ended March 31,		Change in $	% Change
(in thousands)	2007	2006
Total revenue	$156,052	$100,926	$55,126	54.6%
Cost of revenue	54,421	35,573	18,848	53.0%
Gross profit	101,631	65,353	36,278	55.5%
Amortization of acquired intangible assets	7,396	2,298	5,098	221.8%
Special charges (recoveries)	878	(557)	1,435	(257.6)%
Other operating expenses	79,818	52,734	27,084	51.4%
Income from operations	13,539	10,878	2,661	24.5%
Net income	3,853	7,322	(3,469)	(47.4)%
Gross margin	65.1%	64.8%

	Nine months ended March 31,
(in thousands)	2007	2006	Change in $	% Change
Total revenue	$420,468	$304,327	$116,141	38.2%
Cost of revenue	144,145	105,555	38,590	36.6%
Gross profit	276,323	198,772	77,551	39.0%
Amortization of acquired intangible assets	17,147	6,825	10,322	151.2%
Special charges	5,253	26,347	(21,094)	(80.1)%
Other operating expenses	219,613	164,718	54,895	33.3%
Income from operations	34,310	882	33,428	3,790.0%
Net income (loss)	13,431	(2,825)	16,256	N/A
Gross margin	65.7%	65.3%

As a result of our acquisition of Hummingbird, we have included the financial results of Hummingbird in our unaudited condensed consolidated financial statements (“Interim Financial Statements”) beginning October 2, 2006, the date we acquired 100% of the issued and outstanding shares. The fluctuations in the operating results in the current periods, compared with the same period in the prior fiscal year, are generally due to the synergies generated by this acquisition. An analysis of each of the components of our “Results of Operations” follows.

Immediately upon the acquisition of Hummingbird, Open Text restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned by either a combined vertical or geography. All back office functions such as accounting and information technology were combined to manage both operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and many next levels of management personnel were terminated and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is not meaningful to this analysis.

Revenues

Revenues by Product Type

The following tables set forth our revenues by product and as a percentage of the related product revenue for the periods indicated:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2007	2006	Change in $	% Change	2007	2006	Change in $	% Change
License	$43,032	$28,415	$14,617	51.4%	$123,282	$90,489	$32,793	36.2%
Customer support	79,042	45,966	33,076	72.0%	205,352	136,656	68,696	50.3%
Service	33,978	26,545	7,433	28.0%	91,834	77,182	14,652	19.0%

Total	$156,052	$100,926	$55,126	54.6%	$420,468	$304,327	$116,141	38.2%

	Three months ended March 31,		Nine months ended March 31,
(% of total revenue)	2007	2006	2007	2006
License	27.6%	28.2%	29.3%	29.7%
Customer support	50.7%	45.5%	48.8%	44.9%
Service	21.7%	26.3%	21.9%	25.4%

Total	100.0%	100.0%	100.0%	100.0%

License Revenues

License revenues consist of fees earned from the licensing of software products to customers.

For the three months ended March 31, 2007, license revenues increased by approximately $14.6 million, compared to the same period in the prior fiscal year, primarily as a result of growth in our North American operations. Of the total growth achieved this quarter, North America accounted for 62.3% of the increase, followed by Europe, which contributed 37.0% and the remaining growth was contributed by the Other segment.

For the nine months ended March 31, 2007, license revenues increased by $32.8 million, compared to the same period in the prior fiscal year, primarily as a result of growth in our European license sales. Of the total growth, Europe contributed 54.9%, followed by North America, which added 39.6% and the remaining Other segment contributed approximately 5.5% to the year-to-date growth.

Customer Support Revenues

Customer support revenues consist of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore, changes in customer support revenues do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options. We have historically experienced a renewal rate over 90% but continue to encounter pricing pressure from our customers during contract negotiation and renewal. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

For the three months ended March 31, 2007, customer support revenues increased by $33.1 million, compared to the same period in the prior fiscal year, primarily as a result of growth in our North American operations. Of the total growth achieved this quarter, North America accounted for 53.0% of the increase, followed by Europe, which contributed 42.4% and the remaining Other segment contributed 4.6% to this growth.

For the nine months ended March 31, 2007, customer support revenues increased by $68.7 million, compared to the same period in the prior fiscal year, primarily as a result of growth from Europe. Of the total growth, Europe contributed 50.1%, followed closely by North America, which contributed 46.5% and the remaining contribution came from our Other segment, which added 3.4% to the overall growth.

Service Revenues

Service revenues consist of revenues from consulting contracts and contracts to provide training and integration services.

For the three months ended March 31, 2007, service revenues increased by $7.4 million, compared to the same period in the prior fiscal year, primarily as a result of growth in our European operations. Of the total growth achieved this quarter, Europe accounted for 60.0% of the increase, followed by North America, which contributed 33.3% and the remaining Other segment contributed 6.7% to this growth.

For the nine months ended March 31, 2007, service revenues increased by $14.7 million, compared to the same period in the prior fiscal year, primarily as a result of growth from Europe. Of the total growth, Europe contributed 56.8%, followed closely by North America, which contributed 42.5% and the remaining contribution came from our Other segment.

Revenues by Geography

The following table sets forth information regarding our revenues by geography.

	Three months ended March 31,		Nine months ended March 31
(In thousands)	2007	2006	2007	2006
North America	$75,230	$45,902	$196,814	$145,918
Europe	73,410	49,656	203,794	142,257
Other	7,412	5,368	19,860	16,152

Total	$156,052	$100,926	$420,468	$304,327

	Three months ended March 31,		Nine months ended March 31,
% of Total Revenue	2007	2006	2007	2006
North America	48.2%	45.5%	46.8%	47.9%
Europe	47.0%	49.2%	48.5%	46.7%
Other	4.8%	5.3%	4.7%	5.4%

Total	100.0%	100.0%	100.0%	100.0%

In the three and nine months ended, March 31, 2007, our total revenues have increased by approximately $55.1 million and $116.1 million, respectively, compared to the same periods in the prior fiscal year.

North America revenues increased when compared with the proportionate contributions of Europe and “Other” primarily due to higher North America license and customer support revenues for the three months ended March 31, 2007 compared to the same period in the prior fiscal year.

On a current year to date basis, compared to the same period in the prior fiscal year, Europe revenues increased in proportion to North America and “Other” on account of increased product revenues in all three product types.

The “Other” geographic segment, reflected above, includes Australia, Japan, Malaysia, and the Middle East region.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

Cost of Revenues:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2007	2006	Change in $	% Change	2007	2006	Change in $	% Change
License	$3,515	$3,900	$(385)	(9.9%)	$9,637	$8,099	$1,538	19.0%
Customer support	12,431	7,103	5,328	75.0%	31,821	21,595	10,226	47.4%
Service	28,042	19,840	8,202	41.3%	77,012	61,848	15,164	24.5%
Amortization of acquired technology intangible assets	10,433	4,730	5,703	120.6%	25,675	14,013	11,662	83.2%

Total	$54,421	$35,573	$18,848	53.0%	$144,145	$105,555	$38,590	36.6%

	Three months ended March 31,		Nine months ended March 31,
Gross margin (% of revenue)	2007	2006	2007	2006
License	91.8%	86.3%	92.2%	91.0%
Customer support	84.3%	84.5%	84.5%	84.2%
Service	17.5%	25.3%	16.1%	19.9%

Cost of license revenues

Cost of license revenues consists primarily of royalties payable to third parties, product media duplication, instruction manuals and packaging expenses.

Cost of license revenues increased in the three and nine months ended March 31, 2007, as a direct result of the incremental impact of Hummingbird. The increase in the gross margin for the three months ended March 31, 2007, compared to the same period in the prior fiscal year, was due to an overall reduction of reseller fees and reliance on third party products. The gross margins for the nine months ended March 31, 2007, compared to the same period in the prior fiscal year, were relatively stable, both within the 91% to 93% range.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased in the three and nine months ended March 31, 2007, as a direct result of the incremental impact of Hummingbird. The gross margins for the three and nine months ended March 31, 2007 compared to the same periods in the prior fiscal year were relatively stable, all within the 85% range.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel and related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased in the three and nine months ended March 31, 2007, as a direct result of the incremental impact of Hummingbird. Gross margins for the three and nine months ended March 31, 2007 declined compared to the same periods in the prior fiscal year, as a result of the increased costs due to the integration and reorganization of our combined entity.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended March 31,				Nine months ended March 31,
(in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$21,176	$14,153	$7,023	49.6%	$57,950	$44,824	$13,126	29.3%
Sales and marketing	39,069	24,677	14,392	58.3%	107,450	78,562	28,888	36.8%
General and administrative	15,947	11,210	4,737	42.3%	43,688	33,298	10,390	31.2%
Depreciation	3,626	2,694	932	34.6%	10,525	8,034	2,491	31.0%
Amortization of acquired intangible assets	7,396	2,298	5,098	221.8%	17,147	6,825	10,322	151.2%
Special charges (recoveries)	878	(557)	1,435	N/A	5,253	26,347	(21,094)	N/A

Total	$88,092	$54,475	$33,617	61.7%	$242,013	$197,890	$44,123	22.3%

	Three months ended March 31,		Nine months ended March 31,
(in % of total revenue)	2007	2006	2007	2006
Research and development	13.6%	14.0%	13.8%	14.7%
Sales and marketing	25.0%	24.5%	25.6%	25.8%
General and administrative	10.2%	11.1%	10.4%	10.9%
Depreciation	2.3%	2.7%	2.5%	2.6%
Amortization of acquired intangible assets	4.7%	2.3%	4.1%	2.2%
Special charges	0.6%	(0.6%)	1.2%	8.7%

Research and development expenses

Research and development (“R&D”) expenses consist primarily of engineering personnel expenses, contracted research and development expenses, and facilities and equipment costs.

For the three months ended March 31, 2007, R&D expenses increased by $7.0 million compared to the same period in the prior fiscal year. This increase is primarily attributable to an increase in R&D headcount of 268 employees. This increase in staff translates into an increase of approximately $5.4 million in direct labour and approximately $1.1 million in associated labour benefits and expenses. The remaining increase is attributed to normal operating expenses.

For the nine months ended March 31, 2007, R&D expenses increased by $13.1 million compared to the same period in the prior fiscal year. This increase is predominantly attributable to an increase in direct labour of approximately $11.4 million and labour related expenses of approximately $2.3 million.

Sales and marketing expenses

Sales and marketing expenses mainly consist of personnel expenses and costs associated with advertising and trade shows.

For the three months ended March 31, 2007, sales and marketing expenses increased by $14.4 million compared to the same period in the prior fiscal year. This increase is largely attributable to an increase in sales and marketing headcount of 201 employees. This increase in staff translates into an increase of approximately $6.2 million in direct labour and approximately $2.1 million in associated labour benefits and expenses. Travel, marketing and commission expenses contributed to an increase of approximately $6.0 million on account of an increase to the breadth of our product portfolio and an expansion of our normal business activities as a result of our fiscal 2007 acquisitions.

For the nine months ended March 31, 2007, sales and marketing expenses increased by $28.9 million compared to the same period in the prior fiscal year. This increase is primarily attributable to an increase in direct labour of approximately $11.9 million and labour related expenses of approximately $5.1 million. Travel, marketing and commission expenses contributed to an increase of approximately $11.4 million on account of an increase to the breadth of our product portfolio and an expansion of our normal business activities as a result of our fiscal 2007 acquisitions.

General and administrative expenses

General and administrative expenses mainly consist of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

For the three months ended March 31, 2007, general and administrative expenses increased by $4.7 million compared to the same period in the prior fiscal year. This increase is partially due to an increase in general and administrative headcount of 88 employees. This increase in staff translates into an increase in direct labour expenses of approximately $2.5 million and labour related benefits and expenses of approximately $500,000. The remaining increase in general and administrate expenses related to miscellaneous operating activities associated with the expanded scale of the business.

For the nine months ended March 31, 2007, general and administrative expenses increased by $10.4 million compared to the same period in the prior fiscal year. This increase is partially due to an increase in direct labour of approximately $6.8 million, and labour related expenses of approximately $2.4 million. The remaining increase in general and administrative expenses related to miscellaneous operating activities associated with the expanded scale of the business.

Accounts Receivable (“AR”) and Allowance for Doubtful Accounts (“AfDA”):

As a result of our October 2006 purchase of Hummingbird, our AfDA, on a “combined” company basis, increased by approximately $17.6 million of which we wrote off $7.2 million and $3.0 million, for the quarters ended December 31, 2006 and March 31, 2007 respectively, in connection with AR that emanated from pre-acquisition date transactions that we determined were uncollectible. See Note 10 “Allowance for Doubtful Accounts and Unbilled Receivables” to the Interim Financial Statements for additional information relating to legacy Hummingbird AfDA.

Share-based compensation expense

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No 123 (Revised 2004) “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transitional approach. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Our stock options are now accounted for under SFAS 123R. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

For the three months ended March 31, 2007, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 45.0%; risk-free interest rate of 4.7%; expected dividend yield of 0.0%; and expected life of 5.0 years. For the nine months ended March 31, 2007, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 46.0%; risk-free interest rate of 4.6%; expected dividend yield of 0.0%; and expected life of 4.8 years. Expected option lives and volatilities are based on our historical data.

For the three months ended March 31, 2006, the fair value of each option was estimated using the following weighted–average assumptions: expected volatility of 54.0%; risk-free interest rate of 4.4%; expected dividend yield of 0.0%; and expected life of 5.5 years. For the nine months ended March 31, 2006, the fair value of each option was estimated using the following weighted-average assumptions: expected volatility of 55.0%; risk-free interest rate of 4.4%; expected dividend yield of 0.0%; and expected life of 5.5 years.

Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and nine months ended March 31, 2007 was approximately $1.2 million and $3.9 million, respectively, net of related tax effects. This includes deferred tax assets of $243,000 and $627,000 for the three and nine months ended March 31, 2007 respectively, in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. As of March 31, 2007, the total compensation cost related to unvested awards not yet recognized was $12.5 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three months ended March 31, 2007, amortization of acquired intangible assets increased $5.1 million, compared to the same period in the prior fiscal year. For the nine months ended March 31, 2007, amortization of acquired intangible assets increased $10.3 million, compared to the same period in the prior fiscal year. These increases are due to the impact of the Hummingbird acquisition.

Special charges (recoveries)

Fiscal 2007 Restructuring

In December 2006, our Board approved, and we commenced implementing, restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan are expected to be approximately $7.0 million, of which $993,000 and $6.1 million has been recorded within Special charges in the three and nine months ended March 31, 2007, respectively. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and are expected to be paid by December 31, 2008, and August 31, 2010, respectively. However on a quarterly basis, we will conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate.

A reconciliation of the beginning and ending liability is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	5,679	213	203	6,095
Cash payments	(3,700)	(35)	(203)	(3,938)
Foreign exchange and other adjustments	(21)	(15)	—	(36)

Balance as of March 31, 2007	$1,958	$163	$—	$2,121

The following table outlines restructuring charges incurred under our Fiscal 2007 restructuring plan, by segment, for the nine months ended March 31, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$2,072	$—	$140	$2,212
Europe	3,607	213	51	3,871
Other	—	—	12	12

Total charge by segment for the nine months ended March 31, 2007	$5,679	$213	$203	$6,095

Fiscal 2006 Restructuring

In the three months ended September 30, 2005, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. On a quarterly basis, we conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate. In the three and nine months ended March 31, 2007, we recorded recoveries from special charges of $115,000 and $842,000, respectively. The provision related to workforce reduction is expected to be paid by September 30, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(620)	(324)	102	(842)
Cash payments	(1,817)	(2,301)	(112)	(4,230)
Foreign exchange and other adjustments	(59)	143	—	84

Balance as of March 31, 2007	$189	$1,653	$(1)	$1,841

The following table outlines restructuring charges incurred and recovered under our Fiscal 2006 restructuring plan, by segment, for the nine months ended March 31, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(189)	$(320)	$19	$(490)
Europe	(423)	(4)	88	(339)
Other	(8)	—	(5)	(13)

Total charge (recoveries) by segment for the nine months ended March 31, 2007	$(620)	$(324)	$102	$(842)

Fiscal 2004 Restructuring

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10.0 million relating primarily to our North America segment (“Fiscal 2004 Restructuring Plan”). The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis, we conduct an evaluation of these balances and revise our assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011.

The activity of the provision for the Fiscal 2004 restructuring Plan is as follows for the nine months ended March 31, 2007:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2006	$1,170
Cash payments	(402)
Foreign exchange and other adjustments	387

Balance as of March 31, 2007	$1,155

Income taxes

We recorded a provision for income taxes of $1.9 million for the three months ended March 31, 2007 compared to $2.6 million for the three months ended March 31, 2006. This decrease in the provision for income taxes is related to higher income being earned in jurisdictions with a lower statutory rate.

Our deferred tax assets, totaling $247.5 million, are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $113.7 million is primarily made up of three components. The first component relates to $106.8 million arising from the amortization of timing differences relating to acquired intangible assets and future income inclusions. The second component, of $3.0 million, relates primarily to deferred credits arising from non capital losses and un-deducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The third component, of $3.9 million, relates to other timing differences. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of

$168.8 million is recorded in respect of our deferred income tax assets as at March 31, 2007. (A valuation allowance of $127.5 million was required for the deferred income tax assets as at June 30, 2006). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the year in certain foreign jurisdictions. In order to fully utilize the recognized deferred income tax assets of $78.7 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $191.9 million. Based on our current projection of taxable income, for the periods in the jurisdictions in which the deferred income tax assets are deductible, we believe that it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of March 31, 2007.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2007	2006	$ Change	2007	2006	$ Change
Net cash provided by (used in)
Operating activities	$41,342	$28,699	$12,643	$82,407	$45,371	$37,036
Investing activities	$(13,073)	$(4,902)	$(8,171)	$(424,477)	$(28,440)	$(396,037)
Financing activities	$5,675	$1,665	$4,010	$390,274	$17,122	$373,152

Net Cash Provided by Operating Activities

The increase in operating cash flow of $12.6 million during the three months ended March 31, 2007, compared to the same period in the prior fiscal year, was primarily due to an increase in the impact of changes in operating assets and liabilities of $20.3 million offset by a reduction of non-cash charges of $4.2 million and a reduction of $3.5 million in net income for the period.

The increase in operating cash flow of $37.0 million during the nine months ended March 31, 2007 was primarily due to an increase in net income of $16.3 million, the impact of non-cash charges of $2.2 million and changes in operating assets and liabilities of $18.5 million.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities of $8.2 million during the three months ended March 31, 2007 compared to the same period in the prior fiscal year, was primarily due to $4.1 million in cash, paid for Momentum and an increase in acquisition related costs of $6.3 million offset by reduction in capital expenditures of approximately $2.0 million.

The increase in net cash used in investing activities of $396.0 million during the nine months ended March 31, 2007, compared to the same period in the prior fiscal year, was primarily due to $384.8 million in cash, paid for Hummingbird, $4.1 million in cash, paid for Momentum, and an increase in acquisition related costs of $24.7 million, offset by a reduction in capital expenditures of approximately $12.2 million and lower cash outlays on prior period acquisitions of $6.1 million.

Net Cash Provided by Financing Activities

The increase in net cash provided by financing activities of $4.0 million during the three months ended March 31, 2007 compared, to the same period in the prior fiscal year, was mainly due to a $4.8 million increase in the proceeds received from the issuance of our Common Shares, offset by a $1.0 million repayment on our long-term debt.

The increase in net cash provided by financing activities of $373.2 million during the nine months ended March 31, 2007 compared to the same period in the prior fiscal year was mainly due to a $377.1 million increase in our bank financing and a $5.4 million increase in the proceeds we received from the issuance of our Common shares. These increases were offset by debt issuance costs in the amount of $7.4 million and debt repayments of $2.2 million.

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

Term loan

The term loan has a seven year term expiring on October 2, 2013, and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% ($975,000) of the original principal amount, due each quarter with the remainder due at the end of the term.

On May 2, 2007, we announced that we would be making an additional payment of $30.0 million against the term loan in May 2007. This pre-payment is within the terms of our lending agreement. See Note 19 “Subsequent Events” to the Interim Financial Statements.

In October 2006, we also entered into an interest-rate collar agreement that has the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan, within an upper limit of 5.34% and a lower limit of 4.79%.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit that we previously had with the same bank. There were no borrowings outstanding under the revolver as of March 31, 2007.

The credit agreement covering the term loan, the revolver and the term loan agreement relating to a mortgage on our Waterloo building also contain covenants that require us to maintain certain financial ratios. As of March 31, 2007 we were in compliance with all such covenants.

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

Repurchase Program

On May 2, 2007, we filed a notice of intention with the Ontario Securities Commission to make a normal course issuer bid to repurchase up to a maximum of 2,494,053 Common Shares on the NASDAQ Global Select Market (“NASDAQ”) (“Repurchase Program”). Repurchases, if any are made, will be determined by our Board of Directors and will begin on or after May 7, 2007, in accordance with the rules and regulations of the

NASDAQ. This Repurchase Program will terminate on the earlier of May 6, 2008, or the date on which a total of 2,494,053 Common Shares have been repurchased pursuant to its terms. For details, see Note 19 “Subsequent Events” to the Interim Financial Statements.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Long-term debt obligations	$595,672	$8,853	$70,433	$79,688	$436,698
Operating lease obligations *	99,059	6,588	46,200	32,644	13,627
Purchase obligations	5,924	1,047	3,962	915	—

	$700,655	$16,488	$120,595	$113,247	$450,325

*	Net of $6.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

We recorded rental expense of $3.9 million and $10.0 million during the three and nine months ended March 31, 2007, respectively.

Rental expense of $1.8 million and $9.1 million was recorded during the three and nine months ended March 31, 2006, respectively.

The long-term debt obligations are comprised of interest and principal payments on our $390.0 million term loan agreement and a 5 year mortgage on our headquarters in Waterloo, Ontario.

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

Based on the number of minority IXOS shareholders as of March 31, 2007, the estimated amount of Annual Compensation was approximately $124,000 for the three months ended March 31, 2007 and $377,000 for the nine months ended March 31, 2007. Additionally, an amount of approximately $397,000 was paid, against previously accrued amounts, to the IXOS minority shareholders on account of Annual Compensation for the year ended June 30, 2006. Because we are unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, we are unable to predict the amount of Annual Compensation that will be payable in future years.

Litigation

From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” “SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48 on Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). Under FIN 48, an entity should presume that a taxing authority will examine its tax position when evaluating the position for recognition and measurement; therefore, assessment of the probability of the risk of examination is not appropriate. In applying the provisions of FIN 48, there will be distinct recognition and measurement evaluations. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize will be measured as the maximum amount which is more likely than not, to be realized. The tax position should be derecognized when it is no longer more likely than not of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent management’s best estimate, given the information available at the reporting date, even though the outcome of the tax position is not absolute or final. Subsequent recognition, derecognition, and measurement should be based on new information. A liability for interest or penalties or both will be recognized as deemed to be incurred based on the provisions of the tax law, that is, the period for which the taxing authority will begin assessing the interest or penalties or both. The amount of interest expense recognized will be based on the difference between the amount recognized in the financial statements and the benefit recognized in the tax return. On transition, the change in net assets due to applying the provisions of the final interpretation will be considered as a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. FIN 48 will be effective for us as of July 1, 2007. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, please refer to our most recently filed Annual Report on Form 10-K, for the fiscal year ending June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our term loan, as we had no borrowings outstanding under our line of credit at March 31, 2007. The term loan bears a floating interest rate of LIBOR plus 2.5%. As of March 31, 2007, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $3.9 million assuming the loan balance as of March 31, 2007 is outstanding for the entire period.

We manage our interest rate exposure, relating to 50% of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $195.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009.

Foreign currency risk

A substantial portion of our cash and cash equivalents are held in currencies other than the U.S. dollar, on account of our global operations. As of March 31, 2007, this balance represented approximately 71% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 7%.

Our global operations expose us to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Our primary currencies include Euros, Canadian Dollars, Swiss Francs and British Pounds. The unaudited condensed consolidated statements of income of our global operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is an adverse change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

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

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPEN TEXT CORPORATION

Date: May 7, 2007	By:	/s/ JOHN SHACKLETON
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