Form 10-K
period 2007-06-30
OPEN TEXT CORP
filed 2007-09-13
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007.

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

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2006, was approximately $638.1 million. The number of the Registrant’s Common Shares outstanding as of September 4, 2007 was 50,295,512.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 under Part IV, in this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2007, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in part I Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

Overview

Open Text Corporation was incorporated on June 26, 1991 pursuant to articles of incorporation under the Business Corporations Act (Ontario) and continued under the Canada Business Corporations Act on December 29, 2005. We amended our articles on August 1, 1995 and November 16, 1995, respectively, and filed articles of amalgamation on June 30, 1992, December 29, 1995, July 1, 1997, July 1, 1998, July 1, 2000, July 1, 2002, July 1, 2003, July 1, 2004 and July 1, 2005. References herein to the “Company”, “Open Text”, “we” or “us” refer to Open Text Corporation and its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2007” means our fiscal year beginning on July 1, 2006 and ending on June 30, 2007; (ii) the term “Fiscal 2006” means our fiscal year beginning on July 1, 2005 and ending on June 30, 2006; and (iii) the term “Fiscal 2005” means our fiscal year beginning July 1, 2004 and ending on June 30, 2005. Unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

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

We review and evaluate our operations, strategy and finances by operating segment, as that term is defined in Statement of Financial Accounting Standards No. 131. Our operations fall into one dominant industry segment, being enterprise content management software. As a result, the components of our business are divided among geographic and not operational lines. Our major geographic segments are North America and Europe.

With respect to the information provided in this Item 1 on Form 10-K, there are no material differences between our two geographical segments or between any of our geographical segments and Open Text as a whole. Thus, unless otherwise indicated, the information presented in this Item 1 on Form 10-K reflects material details regarding the business of Open Text as a whole, unified entity. This treatment is consistent with the fact that enterprise content management software is Open Text’s one dominant business segment.

For information regarding the financial performance and the results of operation of our geographic segments for each of the years in the three year period ended June 30, 2007, see Note 12 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

The Company

We are the largest independent company providing Enterprise Content Management (“ECM”) software solutions, and as a result, we are a market leader in the ECM marketplace. Our products help our customers manage their critical business content from start to finish. We have specific products designed to assist companies with the management of their content revisions, approvals to archiving, and compliance with relevant regulatory requirements. Since the products and services we provide to our customers help to solve their content management challenges, we often use the term “solution” when we refer to either the products or services we provide to our customers. Our primary ECM solution, Livelink, enables corporations to manage traditional forms of content such as images, office documents, graphics and drawings, as well as to manage electronic content including web pages, email and video. Our solutions aim to allow users to gain access to view and manage all information related to a transaction or business process, without having to switch from one application to another.

ECM Software Solutions

Our ECM software solutions are tailored to address specific business problems or focus on vertical industries. Our ECM software solutions are focused in two general areas: (i) Business Applications and (ii) Vertical Industry.

Business Applications

Our business solutions are designed to meet both the regulatory compliance goals and the return on investment (“ROI”) goals of our customers, by resolving specific ECM challenges faced by the following functional areas: (i) research and development; (ii) finance; (iii) information systems and technology; and (iv) marketing and sales. We provide targeted business solutions for a variety of markets, many of which require compliance with increasingly stringent standards and regulations. Our ECM software solutions for business applications include:

Compliance and Governance

Our Solutions for Compliance and Governance offer a wide range of functionalities to fulfill legislative requirements. The solutions assist with: (i) enhancing business processes to generate faster time to market; (ii) complying with government regulations; and (iii) managing risk. With our solutions, customers can capture, classify, and manage large volumes of electronic data and documents—assisting with compliance to all regulatory requirements.

Email Management

Our Solutions for Email Management are intended to allow customers to reduce the cost of overburdened email servers and help the organization mitigate its compliance and litigation risks associated with email content. Among other features, our email management solutions can assess, identify, and manage business content stored in email records in accordance with governmental regulations and with internal policies.

Corporate Services

Across most organizations, standard administrative services and functions support core business processes. The implementation of electronic workflow and documents can serve as an important factor in ensuring the success of an organization. Open Text Solutions for Corporate Services helps customers meet business goals through the management of processes such as: (i) environment, health and safety operations; (ii) facilities management; (iii) fleet and equipment management; (iv) legal support; (v) performance monitoring; (vi) quality control; (vii) travel management; and (ix) human resources.

Information Systems and Technology (“IT”)

Our IT solutions can help reduce costs in our customers’ IT departments through the development of efficient IT consolidation methods. Our ECM Solutions for IT help to deactivate legacy applications, as well as to reduce operating costs through data archiving services provided by either SAP AG (“SAP”) or Siebel Systems (“Siebel”), a division of Oracle Corporation (“Oracle”). Our solutions are designed to fit in an existing IT landscape by supporting many operating systems as well as databases and storage hardware. Our solutions streamline processes that include: (i) information lifecycle management; (ii) IT consolidation; (iii) IT operations; and (iv) SAP support.

Manufacturing and Operations

Our Solutions for Manufacturing and Operations can help customers improve the quality of their products, reduce product lifecycles, enforce standards, comply with regulations and decrease operational costs. These solutions address processes that include: (i) environment, health and safety operations; (ii) facilities management; (iii) fleet and equipment management; (iv) performance monitoring; (v) quality management; and (vi) product lifecycle management.

Vertical Industry

Our business solutions are also designed to meet regulatory compliance goals and the ROI goals of our customers, by resolving broad ECM challenges faced in particular industries. Many of these industries operate under strict government or industry regulation or require the dedication of considerable resources in the fulfillment of compliance functions.

Government

Our Solutions for Government are intended to provide government organizations with a fully-compliant framework that helps their agencies design Internet-based solutions to manage information and exchange knowledge. Through a focus on reducing or eliminating paper-based processes, our ECM solutions provide document and records management, secure project collaboration as well as workflow, search, and scheduling functionality for organizations in public services.

Legal

Open Text Solutions for Legal provide law firms with an integrated product offering developed specifically to support the business practices of law firms and to meet their proactive compliance needs throughout the lifecycle of the client engagement, from intake through to final disposition. Our software solutions provides an easy and efficient way to create, access, share, store, retrieve and retain critical information throughout the law firm.

Pharmaceutical and Life Sciences

Generally, pharmaceutical and life sciences companies operate in a highly-regulated environment with long product lifecycles. Their operations tend to be both data and document intensive. Our Solutions for Pharmaceutical and Life Sciences are aimed at supporting critical ECM processes in which the management of paper and electronic records and documents, in a manner which emulates best practices in compliance, is essential. Customers can choose from a variety of interfaces such as email, web browsers and office and specialty applications, and this flexibility allows users to work in the environment most natural to them.

Financial Services

Our Solutions for Financial Services are intended to: (i) enhance collaboration; (ii) ensure that customers minimize risk due to litigation or the failure to comply with industry standards or government regulations; and (iii) enable financial services organizations to foster a culture that facilitates the flow of knowledge and information throughout an organization in a compliant manner. Customers in numerous segments of the financial services industry including: (i) banking, (ii) securities sales and trading, and (iii) wealth management, have used our solutions.

Energy

Our Solutions for Energy are designed to meet the ECM requirements of the oil and gas, petrochemical, nuclear generation and electricity generation and transmission industries by facilitating the acquisition, discussion, revision and re-distribution of critical information.

Media

Open Text Solutions for Media can help customers to efficiently and economically manage the production, brand management, and distribution of rich media assets. Our Solutions for Media are designed to manage the explosive growth of digital content produced, shared, and distributed throughout the world.

Manufacturing and Production

Our Solutions for Manufacturing can accelerate critical information flow and reduce time to market for manufacturing companies. Our solutions aim to secure, age and archive information, thus allowing functional business units such as research, development, legal, finance and marketing to more easily retrieve and utilize data. This ability to retrieve and utilize data allows manufacturing companies to develop a best practices methodology to conduct their business through an understanding of lessons learned from past experiences. Thus, our Solutions for Manufacturing allow our customers to retain and harness key pieces of information that are essential to the successful development of future products and markets.

The Value Proposition of Our ECM Software Solutions

As demonstrated above, our overall value proposition is anchored in three main areas:

1.	Assure regulatory compliance by defining, securing, and controlling the process by which content can be managed as business records under appropriate policies for retention and destruction.

2.	Maximize our customers’ ROI by maximizing their current investment in technology platforms. For instance, our software is compatible with many familiar software platforms, such as those provided by Microsoft Corporation (“Microsoft”), SAP and Oracle.

3.	Rationalize information to and from the customer’s enterprise applications to enhance operational efficiencies, reduce costs, and improve performance.

Connectivity Solutions

For many IT professionals, integrating heterogeneous legacy environments with modern Microsoft Windows (“Windows”) desktops represents a technical and financial puzzle. As a result, we also provide connectivity solutions to help our customers respond to this challenge. Open Text’s Hummingbird Connectivity Solutions offer a suite of technology solutions that help organizations meet the challenges of integrating heterogeneous legacy environments with modern Windows desktops. Our Hummingbird Connectivity Solutions are multi-platform and provide software support for enterprise desktops on various Windows platforms including Windows NT, Windows 98, Windows ME, Windows 2000, Windows XP, Windows 2003 and Windows Vista. The Hummingbird Connectivity Solutions features a robust and complete security set across all of its components, which helps organizations meet their security and compliance objectives.

Our Recent Acquisitions

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

In Fiscal 2007, we continued to invest in expanding and improving our ECM solutions by acquiring:

•	Hummingbird Ltd (“Hummingbird”), a Toronto based global provider of ECM solutions, in October 2006; and

•	Momentum Systems Inc. (“Momentum”), a Virginia based company, which has been serving the government sector for over 12 years, in March 2007.

Partner Program

We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our ECM solutions and the investments our customers have made in their existing systems.

We are involved with three categories of partnerships and alliances, along with three levels of participation available in each category.

1. Services Partners are primarily system integrators and consulting and outsourcing firms. Their expertise may include: strategy, design, implementation, change management, project management, customization and specific vertical market and domain expertise. Service partners are able to combine their vision and their expertise with our products and services to deliver high-value customer solutions.

2. Solution Partners deliver comprehensive, repeatable solutions utilizing our products and services that target a specific business unit or vertical industry. Their expertise may include: vertical domain expertise, systems integration, and application development.

3. Technology Partners are vendors whose software and/or hardware offerings both complement and extend the value of our product offerings. These partners offer our customers best-of-breed technology components, which can be seamlessly integrated with our products and services. Their expertise may include: (i) hardware and software components, (ii) database management systems, and (iii) specific application environments.

Open Text and Microsoft Corporation

Our strategic alliance with Microsoft offers improved integration between our ECM solutions and Microsoft’s desktop and server products, such as Microsoft “Share Point”. Our solutions increasingly rely on Microsoft Outlook as a ubiquitous user interface for accessing content in context. The integration of our solutions with Microsoft Outlook allows our customer to automatically extract information from enterprise resource planning, customer relationship management, ECM and other enterprise applications when such customer opens any piece of email. This context allows knowledge workers to make decisions and take actions, all through the familiar Microsoft Outlook interface. In addition to email, Microsoft SharePoint provides functionality for team collaboration and document sharing. We offer solutions that allow our customers to realize SharePoint’s ease of use, while seamlessly tying into established retention policies for enterprise content in areas such as archiving and records retention. In addition, we have expanded our support for the latest Microsoft database technology to help our customers manage and retrieve information stored on their servers.

Open Text and Oracle Corporation

This partnership extends our recently-launched enterprise solutions framework, and builds upon the decade-long database integration relationship between us and Oracle. The partnership with Oracle allows us to focus on building content-enabled solutions that solve complex, industry-specific problems. We build comprehensive solutions directly on the Oracle Content Database infrastructure using new Oracle Fusion technology. Our alliance with Oracle enables our customers to fortify their existing investments in accounts payable invoice processing, and report and output management solutions from Oracle. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Open Text and SAP AG

We have shared two decades of partnership and co-development with SAP. Our solutions help customers improve the way they manage content from SAP systems in order to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive all content for SAP systems, including data and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. Our SAP solutions embrace the SAP environment including SAPGUI, Portal and Netweaver.

In May 2007, we announced a joint worldwide offering with SAP to help companies efficiently manage the growing amount of data and documents crucial to effective business operations. Using our Livelink ECM solutions, SAP will resell applications marketed under the names “SAP Archiving by Open Text” and “SAP Document Access by Open Text.” The archiving and document access applications are targeted toward the financial services industry as well as toward public sector organizations, healthcare companies and other service organizations.

Service Partners

Service partners include System Integrators and Consultants in particular industry segments that have specific named accounts which complement the efforts of our direct sales force. Our service partners often have domain expertise in application or industry segments, proven methodologies in specific market segments, the ability to provide business and/or technology consulting along with application development, work closely with internal direct sales and consulting services and offer rates aligned with our professional services rates.

We have three levels of Service Partners. The “Select level” is our entry level which includes partners who are interested in integrating with our solutions or developing new applications based on our family of products. Select partners receive base-level support and partner-specific communications. The “Premier level” consists of customers that are actively reselling or co-selling their solutions with us. Premier partners receive a high level of support from us in return for a strong commitment to working with us in many areas. The “Platinum level” is our highest level of partnership. Partners at this level make significant commitments to their partnership with us by collaborating with all operational groups within our company to develop, sell, and service solutions based on the Open Text family of products. Platinum partners receive dedicated account management.

Solution Partners

Solution Partners have the proven ability to automate and re-engineer complex business processes that include vertical domain expertise, systems integration, and application development. Their service offerings often include implementation, consulting, customization, integration, training, and support. Solution Partners provide the subject matter and vertical application expertise that adds measurable value to a customer’s investment in one of our solutions, delivering high-value, and comprehensive, repeatable solutions.

Our partners can be any of the three types of partners listed above: Select, Premier or Platinum.

Competition

The market for our products is highly competitive and competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM providers, management companies, web content management businesses, as well as management, workflow, document imaging and electronic document management companies. International Business Machines Corporation (“IBM”) is the largest company that competes directly with us in the ECM market. On October 12, 2006, IBM acquired FileNet Corporation (“FileNet”), a leading provider of business process and content management solutions. This acquisition of FileNet made IBM a more significant competitor for our business. Another significant competitor is EMC Corporation (“EMC”), a large storage technology company. On December 19, 2003, EMC acquired Documentum, Inc. (“Documentum”), a competitor to us in the content management market. As a result of the Documentum acquisition, EMC became a more significant competitor through its ability to offer both content management and storage management capabilities. In addition to the competition posed by both IBM and EMC, numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle and Microsoft have developed products, or plan to offer products, in the content management market. Other large infrastructure vendors may follow course. On December 14, 2006, Oracle completed its acquisition of Stellent Inc., a global provider of ECM software solutions. The acquisition of Stellent is expected to complement and broaden Oracle’s existing content management solutions portfolio.

Software vendors such as CA, Inc. and Symantec Corporation have approached the ECM market from their distinct, individual market segments, and each company may compete more intensely with us in the future. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.

We believe that the principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; and (viii) the quality of professional services, customer support services and training. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

Research and Development of Our ECM Solutions

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives we have made and expect to continue to make substantial investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were approximately $79.1 million for Fiscal 2007, $58.5 million for Fiscal 2006, and $65.1 million for Fiscal 2005.

New Product Developments

In February, we hosted “Summit 2007”, which is the worldwide user conference for Hummingbird customers and partners. At this conference, we unveiled details of our next generation ECM offering, which we have named DMX. This product represents the convergence of Open Text and Hummingbird technologies. With DMX, Hummingbird customers will have the opportunity to take advantage of a wider variety of “Open Text” applications, while retaining the ability to maximize the values that they have invested in their Hummingbird enterprise deployments.

In April 2007, we hosted two “LiveLinkUp Europe” events, one in Munich and one in London. During these “LiveLinkUp Europe” events, we outlined our strategic vision for the ECM marketplace and demonstrated how the new, enhanced capabilities of Livelink ECM 10 will help customers achieve enterprise transparency, thus allowing them to use Livelink ECM 10 to further their business objectives.

Our records management offerings continue to drive our strategic relations and tight integration with partners, such as Microsoft, Oracle and SAP. The introduction of Livelink ECM™—Records Management for use with SAP® applications was one of our most significant developments during Fiscal 2007. Livelink ECM™—Records Management will be marketed and supported by SAP and by Open Text. U.S. federal government customers of SAP and Open Text will now have a fully integrated solution to help them implement comprehensive records management programs.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. As of June 30, 2007, we own five U.S. patents which expire between 2017 and 2025, one Canadian patent which expires in 2017 and six other foreign patents which expire between 2022 and 2024. In addition, we have 14 U.S. patent applications, four Canadian patent applications and nine other foreign patent applications. Some of these patents and patent applications have been filed in other jurisdictions.

Customers

No single customer has accounted for more than 10% of our revenue in Fiscal 2005, Fiscal 2006 or Fiscal 2007.

Employees

As of June 30, 2007, we employed a total of 2,704 individuals. The composition of this employee base is approximately as follows: (i) 592 employees in sales and marketing, (ii) 679 employees in product development, (iii) 556 employees in professional services, (iv) 463 employees in customer support, and (v) 414 employees in general and administrative roles. We believe that relations with our employees are strong.

Financial Information With Respect to Our Geographical Segments

For information regarding the financial performance and the results of operation of our geographic segments for each of the years in the three year period ended June 30, 2007, see Note 12 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. You should carefully review the following factors, as well as the other information set forth herein, when evaluating us and our business. If any of the following risks were to occur, our business, financial condition and results of operations would likely suffer. In that event, the trading price of our Common Shares would likely decline. Such risks are further discussed in the information we file with the SEC throughout the course of the year. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Our acquisition of Hummingbird may adversely affect our operations and finances in the short term

On October 2, 2006, we acquired all of the issued and outstanding common shares of Hummingbird. The Hummingbird shares were acquired for cash. To help pay for the Hummingbird acquisition, we needed to borrow the necessary funds from a syndicate of leading financial institutions. The interest costs associated with this credit facility will materially increase our operating expenses, which may materially and adversely affect our profitability as well as the price of our Common Shares. Our ability to pay interest and repay the principal for the indebtedness we incurred as a result of our acquisition of Hummingbird depends upon our ability to manage our business operations and the other factors discussed below in this Item 1A. The Hummingbird acquisition represents a significant and unique opportunity for our business. However, the size of the acquisition and the inevitable integration challenges that will result from the acquisition may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Hummingbird employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees of the newly merged entity.

Our success depends on our relationships with strategic partners

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities which arise in our competitive environment. If any of our partners should decide for any reason to terminate or reduce its cooperative efforts with us, our business, operating results, and financial condition may be adversely affected.

If we do not continue to develop new technologically advanced products, future revenues will be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on private intranets as well as on the Internet. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. These products are important to the success of our strategy. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate the technologies to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business, as well as our ability to compete in the marketplace, would be materially harmed.

Our investment in our current research and development efforts may not provide a sufficient, timely return

The development of ECM software products is a costly, complex and time-consuming process, and the investment in ECM software product development often involves a long wait until a return is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and the development of new product offerings. In response to customer requests, we continue: (i) to enhance Livelink and many of our optional components; and (ii) to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to intense competition, our business will suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter into each of our markets. Numerous releases of competitive products have occurred in recent history and may be expected to continue in the near future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors introduce new competitive products, add new functionality to existing products, acquire competitive products, reduce prices or form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

We are confronting two inexorable trends in our industry; the consolidation of our competitors and the commoditization of our products and services

EMC’s acquisition of Documentum in December 2003 and IBM’s acquisition of FileNet in October 2006 have changed the marketplace for our goods and services. As a result of these acquisitions, two comparable competitors to our company have been replaced by larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These large, well-capitalized companies have the financial resources to engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and the goods and services that these companies may be able to produce at a lower cost to our target customers may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our Common Shares.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

We continue to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current business. We also consider from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as the need to integrate and manage the businesses and products acquired with our own business and products, additional demands on our management, resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds; (ii) substantial investment with respect to technology transfers; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the financial or other resources committed to such activities will not be available to us for other purposes. Our inability to address limited growth opportunities for products, as well our inability to address other risks associated with other acquisitions or investments in businesses, may negatively affect our operating results. In addition, impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material affect on the price of our common shares.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition; however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures as well as our own internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

We must continue to manage our growth or our operating results could be adversely affected

Our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act, 2002, which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and more stringent regulations, have placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy and to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer. Our inability to manage growth or adapt to regulatory changes may also adversely affect our compliance with our periodic reporting requirements or listing standards, which could result in the delisting of our common shares from the NASDAQ stock market or in our failure to comply with the rules and the regulations of the SEC.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes- Oxley Act, 2002, and recent rules proposed and enacted by the SEC and NASDAQ, have materially increased our expenses as we respond to the these changes. In particular, compliance with the requirements of Section 404 of the Sarbanes—Oxley Act, 2002, has resulted in a higher level of internal costs and fees from our independent accounting firm and as well as from external consultants. These rules could also adversely affect our ability to obtain certain types of insurance at a reasonable cost, including director and officer liability insurance. As a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher premiums and related costs to obtain the same or similar coverage. The increased difficulty to obtain affordable director and officer liability insurance could also make it more difficult for us to attract and retain qualified persons to serve: (i) on our Board of Directors; (ii) on committees of our Board of Directors; or (iii) as executive officers.

Changes in accounting may affect our reported earnings and operating income

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for our products and services, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating income and could add significant volatility to those measures, but may have no effect on our generation of cash flow from operations. See Note 2 in “Item 8. Financial Statements and Supplementary Data” and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates” each contained within this Annual Report on Form 10-K.

If we are not able to attract and retain top employees, our ability to compete may be harmed

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

Our awards of stock options to employees may have an adverse impact on our operations

A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. We have increased our presence in the European market, especially since our acquisition of IXOS Software AG (“IXOS”). These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, foreign exchange rates may adversely affect our revenue, earnings or other financial measures.

Our expenses may not match anticipated revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses could cause significant variations in operating results from quarter to quarter and, as a result, such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, in July 2005, we announced our 2006 restructuring initiative to restructure our operations with the intention of streamlining our operations. Subsequently, in October 2006 we announced our commitment to a separate restructuring initiative in response to the Hummingbird acquisition. We may incur costs associated with combining Hummingbird’s operations with our own operations beyond those costs contemplated in the Hummingbird restructuring initiative, which may be substantial. Some of these restructuring costs may have to be treated as expenses which would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of shipments to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products; alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Since we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements usually contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our financial condition.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Although we hold certain patents and have other patents pending, our general strategy is to not seek patent protection. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. The absence of harmonized intellectual property laws makes it more difficult to ensure consistent respect for our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into an escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products; or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding our intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant adverse impact on our ability to generate future revenue and profits.

The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect our business

We currently depend upon a limited number of third-party software products. If such software products were not available, we may experience delays or increased costs in the development of licenses for our products. For a limited number of product modules, we rely on software products that we license from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, and enhance any of such software, could result in increased costs or in delays or reductions in product shipments until equivalent software is developed or licensed and integrated with internally developed software. Such increased costs or delays or reductions in product shipments could adversely affect our business.

A reduction in the number or sales efforts by distributors could materially impact our revenues

A significant portion of our revenue is derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in sales efforts, a decline in the number of distributors, or a decision by our distributors to discontinue the sale of our products could materially reduce revenue.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Sun Microsystems, Inc., Hewlett-Packard Company, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.

Business disruptions may adversely affect our operations

Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations. This possible disruption may materially and adversely affect our future operating results.

Our quarterly revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including:

•	Changes in the demand for our products and for the products of our competitors;

•	The introduction or enhancement of products by us and by our competitors;

•	Market acceptance of enhancements or products;

•	Delays in the introduction of products or enhancements by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in product installation with customers;

•	The mix of distribution channels through which products are licensed;

•	The mix of products and services sold;

•	The mix of international and North American revenues;

•	Foreign currency exchange rates;

•	Acquisitions;

•	The timing of restructuring charges taken in connection with any completed acquisition;

•	General economic and business conditions; and

•	General political developments, such as international trade policies and the war on terrorism.

A general weakening of the global economy, or economic or business uncertainty created by North American or international political developments, could cancel or delay customer purchases. A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations in any particular quarter. As a result of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our quarterly revenue and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been subject to wide fluctuations. Such fluctuations in market price may continue in response to: (i) quarterly variations in operating results; (ii) announcements of technological innovations or new products that are relevant to our industry; (iii) changes in financial estimates by securities analysts; or (iv) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

We may become involved in litigation that may materially adversely affect us

From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operations or financial condition.

We may have exposure to greater than anticipated tax liabilities

We are subject to income and other taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and of other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements, and this difference may materially affect our financial results in the period or periods for which such determination is made.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Owned Facilities

Our headquarters is located in Waterloo, Ontario, Canada. This facility consists of four floors totaling approximately 112,000 rentable square feet. The land upon which the building stands is leased from the University of Waterloo (the “University”), for a period of 49 years with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to Note 10 “Long-term Debt and Credit Facilities” to the Notes to Consolidated Financial Statements, under Item 8 of this Annual Report on Form 10-K.

We also own a building in Toronto, Canada, totaling 83,714 rentable square feet, that is currently being held for sale. For more details of this building see Note 4 “Capital Assets” to the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Leased Facilities

Offices that we currently occupy under lease include:

•	Lincolnshire, IL, USA—totaling 38,115 rentable square feet;

•	Beaconsfield, UK—totaling 16,948 rentable square feet;

•	Grasbrunn (Munich), Germany—totaling 138,668 rentable square feet;

•	Richmond Hill, ON, Canada—totaling 101,458 rentable square feet; and

•	Ottawa, ON, Canada—totaling 44,100 rentable square feet.

In addition, we also occupy smaller leased facilities in the United States, Canada, Europe and Asia.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to various and sundry legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

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

On June 29, 2007, the closing price of our Common Shares on the NASDAQ was $21.76 USD per share. On June 29, 2007, the closing price of our Common Shares on the TSX was $23.34 CDN per share.

	NASDAQ		TSX
	High	Low	High	Low
	(in U.S. dollars)		(in Canadian dollars)
Fiscal Year Ending June 30, 2007:
Fourth Quarter	$25.00	$21.10	$27.76	$22.44
Third Quarter	24.34	18.22	28.31	21.50
Second Quarter	20.70	17.41	24.12	19.73
First Quarter	17.93	12.86	20.03	14.66

Fiscal Year Ending June 30, 2006:
Fourth Quarter	$19.16	$13.25	$21.22	$14.80
Third Quarter	18.36	14.10	20.99	16.44
Second Quarter	15.92	13.15	19.06	15.53
First Quarter	15.23	11.51	18.49	13.58

On September 4, 2007, the closing price of our Common Shares on the NASDAQ was $25.77 USD per share.

On September 4, 2007, the closing price of our Common Shares on the TSX was $27.25 CDN per share.

As at August 21, 2007, there were approximately 74 shareholders on record holding our Common Shares of which approximately 42 were U.S. Shareholders on record holding our Common Shares.

Unregistered sales of Equity Securities

None.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchases

The following table provides details of Common Shares we repurchased during the three months ended June 30, 2007:

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED JUNE 30, 2007

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/1/07 to 04/30/07	—	$—	—	—
05/1/07 to 05/31/07	—	—	—	2,494,053
06/1/07 to 06/30/07	—	—	—	2,494,053

Total	—	$—	—	2,494,053

On May 2, 2007, we issued a press release announcing the filing of a Notice of Intention with the Ontario Securities Commission to make a normal course issuer bid to repurchase up to a maximum of 2,494,053 of our common shares, through the facilities of the NASDAQ Global Select Market, an amount representing up to but not exceeding 5% of our issued and outstanding common shares as of April 30, 2007.

Performance Graph

The following graph compares for the period from June 30, 2002 through June 30, 2007, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•

An index of companies in the internet and software services industry which is maintained by Hemscott, Inc. (Herein referred to as the “Hemscott Index”. Formerly this index was known as the Coredata Group Internet Software and Services Index)

•	the NASDAQ Market Index; and

•	the S&P/TSX Composite Index

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2002 as compared with the cumulative return on a $100 investment in the Hemscott Index, the NASDAQ Market Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective indices are assumed to be reinvested. The performance of our Common Shares, as set out in the graph does not necessarily indicate future price performance.

The chart below provides information with respect to the value of $100 invested on June 30, 2002, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	As of June 30,
	2002	2003	2004	2005	2006	2007
Open Text Corporation	100.00	144.31	325.34	144.42	147.27	221.93
Hemscott Index	100.00	157.60	245.76	199.17	203.53	254.38
NASDAQ Market Index	100.00	111.20	141.42	141.27	150.36	180.25
S&P/TSX Composite	100.00	99.73	124.14	146.53	175.32	215.17

Canadian Tax Matters

Dividends

Under the 1980 U.S.-Canada Income Tax Convention (or the Convention), Canadian withholding tax of 15% generally applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of our Common Shares:

•	Who are resident in the U.S. for the purposes of the Convention; and

•	Who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed location in Canada.

The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the U.S. for purposes of the Convention. Persons who are subject to the U.S. federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on our common shares.

We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Sales or Other Dispositions of Shares

Gains on sales or other dispositions of our Common Shares by a non-resident of Canada are generally not subject to Canadian income tax, unless the holder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of our Common Shares by a resident of the U.S. that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention. Where our Common Shares are disposed of by way of our acquisition of such Common Shares, other than a purchase in the open market in the manner in which our Common Shares would normally be purchased by any member of the public in the open market, the amount paid by us in excess of the paid-up capital of such Common Shares will be treated as a dividend, and will be subject to non-resident withholding tax.

Item 6.	Selected Financial Data

The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five years indicated below has been derived from our audited financial statements.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Income Data:
Revenue	$595,664	$409,562	$414,828	$291,058	$177,725

Net income	$21,660	$4,978	$20,359	$23,298	$27,757

Net income per share, basic	$0.44	$0.10	$0.41	$0.53	$0.71

Net income per share, diluted	$0.43	$0.10	$0.39	$0.49	$0.67

Weighted average number of Common Shares outstanding, basic	49,393	48,666	49,919	43,744	39,051

Weighted average number of Common Shares outstanding, diluted	50,908	49,950	52,092	47,272	41,393

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$1,326,845	$678,035	$640,936	$668,655	$238,687
Long-term liabilities	513,140	57,108	57,781	57,971	6,608
Cash dividends per Common Share	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2007, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part 1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

BUSINESS OVERVIEW

We are the world’s largest independent vendor of Enterprise Content Management (“ECM”) solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based business content. Content, or unstructured information, includes text documents, email, reports, images and video, and transaction-based data. We offer a wide range of products for managing enterprise business content, ensuring compliance with industry regulations and internal policies, controlling information flows, and helping solve other content-intensive business challenges. Our initial public offering was on the NASDAQ in 1996 and, subsequently, on the Toronto Stock Exchange in 1998. We currently employ approximately 2,700 people worldwide.

Our operations fall into one dominant industry segment being ECM which is further divided into three product types: License, Customer support and Services. However, we manage and evaluate our operations primarily upon the basis of the geographic segments of North America, Europe and “Other”. The “Other” segment is a residual segment consisting of operations in regions other than North America and Europe.

FISCAL 2007 compared to FISCAL 2006

Fiscal 2007 Milestones:

Fiscal 2007 was a successful year for us. In October 2006 we acquired a competitor, Hummingbird Ltd (“Hummingbird”).

Other significant milestones of fiscal 2007 were as follows:

•	Total revenue increased by 45% on a year over year basis to $595.7 million.

•	License revenue increased to $182.5 million equivalent to a 49% increase over fiscal 2006.

•	Increase in operating cash flows of $50.1 million over fiscal 2006, from $60.8 million in fiscal 2006 to $110.9 million in fiscal 2007.

•	Increase in the overall cash balance by $42.6 million over fiscal 2006, from $107.4 million in fiscal 2006 to $150.0 million in fiscal 2007.

•	Long-term bank borrowing of $390.0 million including a non-scheduled prepayment of $30.0 million.

•	Announcement, in May 2007, of a share repurchase program to repurchase up to a maximum of 2.5 million Open Text shares over a one year period.

•	Market launch, in November 2006, of “Livelink ECM 10” the newest addition to our ECM suite of products.

•

Unveiling, in February 2007, of an “integrated product roadmap” and the details of our “next- generation” ECM offering code-named “DMX” which represents a convergence of Open Text and Hummingbird technologies.

•	Release of Livelink ECM eDOCS Version 5.2 which is a product that will allow Hummingbird customers to deploy and leverage the capabilities of “Windows Vista” and “Microsoft Office 2007”.

•

A significant operational restructuring initiative commenced in the second quarter of fiscal 2007, of both our operations and legacy Hummingbird operations with a view to achieving long-term operational efficiencies and cost savings from economies of scale.

Acquisitions

We have a history of both organic and acquisitive growth and a robust and dynamic acquisition program is an integral part of our corporate strategy. In fiscal 2007 we made the following two acquisitions:

•

In October 2006, we completed the acquisition of Hummingbird, a Toronto based, global provider of ECM solutions in an all cash deal for $412.5 million (net of cash acquired). We see significant synergies in this acquisition and believe that this acquisition will enhance our size and global reach and will further solidify our position as a leading provider of ECM solutions. We believe the union of Open Text and Hummingbird will strengthen our ability to reach a wider, more diversified audience, create a strong strategic fit that adds to our “solutions focus”, and will increase the reach of our global partner program

•

In March 2007, we acquired Momentum Systems Inc. (“Momentum”) for $4.7 million in cash (net of cash acquired). Momentum, based in Arlington, Virginia, has served the government sector for over 12 years and has had a successful track record of implementing and supporting our Livelink ECM solutions. We believe this acquisition will further enhance our ability to sell to and service the government sector.

Partners

We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, to deliver customer-focused solutions. Key alliances of Open Text include Oracle©, Microsoft©, SAP©, Deloitte©, Accenture © and Hitachi©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment.

We continue to make significant progress with our global partner program, with emphasis on developing strategic relations and tight integration with partners. Business generated through areas like archiving, records management and compliance continue to be driven through our partners. Our revenue from partners contributed to approximately 30% of our revenues in fiscal 2007 compared to approximately 17% in fiscal 2006.

In fiscal 2007 we announced a worldwide reselling agreement with SAP for Open Text brand archiving and document access products. Also, we announced two new product offerings with Microsoft the first being an office business application built upon “Microsoft Office 2007” and the second being a product particular to the legal industry that combines our legal industry expertise in “life cycle and proactive compliance management” with the collaboration and document management capabilities of “Microsoft Office SharePoint Server 2007”.

Outlook for Fiscal 2008

The consensus of ECM industry analysts is that the ECM market will grow in the 8% to 12% range and we see our license revenue growing in and around the same range. We see e-mail archiving and records management products as being the main “drivers” of the ECM market and we expect that our traditional customer base will continue to build upon existing ECM applications.

We expect to launch our DMX product in the second quarter of fiscal 2008. Our partnership with SAP will continue to be a significant strategic initiative for us in fiscal 2008, enabling us to access new markets. We anticipate new opportunities for growth in the ECM market, particularly around records management and compliance as well as increased demand for SharePoint and SAP integration. We believe that the market will continue to consolidate and that such consolidation will help us on the competitive front.

We also expect to continue to pay down our long-term debt and expect to make a second prepayment of approximately $30.0 million in the first quarter of fiscal 2008.

Overall, our focus for fiscal 2008 will be to:

•	continue growing license revenue;

•	improve profitability; and

•	expand on business opportunities created by our partner initiatives.

Results of Operations

As a result of our acquisition of Hummingbird, we have included the financial results of Hummingbird in our consolidated financial statements beginning October 2, 2006, the date we acquired 100% of the issued and outstanding shares of Hummingbird. The fluctuations in the operating results in the current periods, compared with the same period in the prior fiscal year, are generally due to the synergies generated by this acquisition.

Immediately upon the acquisition of Hummingbird, we restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned by either a combined vertical or within a given geography. All back office functions such as accounting and information technology were consolidated to manage the combined operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and many next levels of management personnel were terminated and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is, we believe, not meaningful and therefore not articulated within this discussion and analysis.

The following table presents an overview of our results of operations:

(in thousands)	2007	2006	% Change from Fiscal 2006-2007
Total revenue	$595,664	$409,562	45.4%
Cost of revenue	201,552	142,473	41.5%
Gross profit	394,112	267,089	47.6%
Amortization of acquired intangible assets	24,586	9,199	167.3%
Special charges (recoveries)	12,908	26,182	(50.7)%
Other operating expenses	305,692	218,757	39.7%
Income from operations	50,926	12,951	293.2%
Gross margin	66.2%	65.2%
Operating margin	8.5%	3.2%
Net income	$21,660	$4,978	335.1%

An analysis of our “Results of Operations” follows:

Revenues

Revenue and by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	2007	2006	% Change from Fiscal 2006-2007
License	$182,507	$122,520	49.0%
Customer support	287,570	183,878	56.4%
Services	125,587	103,164	21.7%

Total	$595,664	$409,562	45.4%

(% of total revenue) (Revenue “mix”)	2007	2006
License	30.6%	29.9%
Customer support	48.3%	44.9%
Services	21.1%	25.2%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2007	2006
North America	$279,185	$197,852
Europe	286,981	189,260
Other	29,498	22,450

Total	$595,664	$409,562

% of total revenue	2007	2006
North America	46.9%	48.3%
Europe	48.2%	46.2%
Other	4.9%	5.5%

Total	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $60.0 million in fiscal 2007 compared to fiscal 2006, primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in fiscal 2007, Europe accounted for 59.7% of the increase on account of higher partner involvement, followed by North America, which added 35.6% and the other segment contributed approximately 4.7% of the overall growth in license revenue. Additionally, partner generated license sales contributed to approximately 28% of license revenue compared to only 12% in fiscal 2006.

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

Customer support revenue increased by approximately $103.7 million in fiscal 2007 compared to fiscal 2006, primarily as the result of growth from our North American operations and the accretive impact of Hummingbird. Of the total growth achieved in fiscal 2007, North America accounted for 50.0% of the increase, followed by Europe, which contributed 46.3% and the other segment provided for the remaining growth in customer support revenue.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue increased by approximately $22.4 million in fiscal 2007 compared to fiscal 2006, primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in fiscal 2007, Europe accounted for 63.7% of the increase, followed by North America, which added 34.7% and the remaining other segment contributed to the rest of the overall growth in service revenue.

Revenue “Mix”

Our overall revenue “mix”, expressed as a percentage of total revenues, is consistent with our expectations. For fiscal 2008 we expect to see the following revenue “mix”

(% of total revenue)
License	30% to 35%
Customer support	45% to 50%
Services	20% to 25%

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2007	2006	% Change from Fiscal 2006-2007
License	$13,652	$11,196	21.9%
Customer Support	46,177	28,908	59.7%
Service	105,517	83,469	26.4%
Amortization of acquired technology intangible assets	36,206	18,900	91.6%

Total	$201,552	$142,473	41.5%

Gross Margin	2007	2006
License	92.5%	90.9%
Customer Support	83.9%	84.3%
Service	16.0%	19.1%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased by $2.5 million in fiscal 2007 compared to fiscal 2006 as a direct correlation to the total increase in license revenues for fiscal 2007 due to, primarily, higher product distribution costs of $2.2 million. Overall gross margin on cost of license revenue has remained stable over fiscal 2007 and fiscal 2006 as our overall cost structure has remained relatively unchanged.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $17.3 million in fiscal 2007 compared to fiscal 2006 primarily due to an increase in employee headcount from 255 employees at the end of fiscal 2006 to 463 employees at the end of fiscal 2007 and direct costs associated with increased customer service revenue. Overall gross margin on cost of customer support revenue has remained stable over fiscal 2007 and fiscal 2006 as our overall cost structure has remained relatively unchanged.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased by $22.0 million in fiscal 2007 compared to fiscal 2006 primarily due to an increase in employee headcount from 482 employees at the end of fiscal 2006 to 556 employees at the end of fiscal 2007 and direct costs associated with increased service revenue. Gross margins decreased in fiscal 2007 compared to fiscal 2006 as a result of increased combined entity costs.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets increased by $17.3 million in fiscal 2007 compared to fiscal 2006 due to the nine months’ amortization of technology assets acquired as part of the Hummingbird acquisition. Technology assets in the amount of $159.2 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2007	2006	% Change From Fiscal 2006-2007
Research and development	$79,063	$58,469	35.2%
Sales and marketing	150,643	104,225	44.5%
General and administrative	62,140	44,960	38.2%
Depreciation	13,846	11,103	24.7%
Amortization of acquired customer intangible assets	24,586	9,199	167.3%
Special charges (recoveries)	12,908	26,182	(50.7)%

Total	$343,186	$254,138	35.0%

(in % of total revenue)	2007	2006
Research and development	13.3%	14.3%
Sales and marketing	25.3%	25.4%
General and administrative	10.4%	11.0%
Depreciation	2.3%	2.7%
Amortization of acquired customer intangible assets	4.1%	2.2%
Special charges (recoveries)	2.2%	6.4%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $20.6 million in fiscal 2007 compared to fiscal 2006 predominantly due to an increase in headcount of 253 employees. The additional headcount resulted in an increase of direct labour expenses of approximately $11.0 million and an increase in labour related benefits and expenses of approximately $4.3 million. $3.4 million of integration costs and a remaining increase of $1.9 million is the result of miscellaneous increases.

In fiscal 2008 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $46.4 million in fiscal 2007 compared to fiscal 2006 predominantly due to an increase in headcount of 181 employees. The additional headcount resulted in an increase in direct labour expenses of approximately $12.9 million and an increase in labour related benefits and expenses of approximately $6.2 million. In addition the other major items that contributed to the increase are higher sales commissions of $5.2 million arising on account of a larger combined sales force and increased revenues, increased travel expenses of $2.9 million and an accretion in other sales related direct costs making up the difference.

In fiscal 2008 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased by $17.2 million in fiscal 2007 compared to fiscal 2006 mainly as a result of an increase in headcount of 94 employees. The additional headcount resulted in an increase in direct labour expenses of approximately $6.3 million and an increase in labour related benefits and expenses of approximately $2.2 million. The remaining increase in general administrative expenses related to miscellaneous operating activities associated with the expanded scale of the business.

In fiscal 2008 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Depreciation expenses

Depreciation expenses increased in fiscal 2007 over fiscal 2006 due to additions in capital assets relating to the Hummingbird acquisition and miscellaneous “normal course” additions to capital assets.

Amortization of acquired intangible assets

Amortization of acquired technology intangible assets increased by $15.4 million in fiscal 2007 compared to fiscal 2006 due to the nine months’ amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Special charges (recoveries)

The following table sets forth the details of “Special charges”:

(In thousands)	2007	2006
Fiscal 2007 Restructuring Plan	$6,422	$—
Fiscal 2006 Restructuring Plan	(564)	21,623
Fiscal 2004 Restructuring Plan	202	(306)
Accretion of acquisition-related facility accrual	6,151	—
Impairment of acquired technology intangible assets	697	1,046
Impairment of acquired capital assets	—	3,819

Total	$12,908	$26,182

For more details on special charges, see Note 17 “Special Charges (Recoveries)” to the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

A discussion of the significant items that impacted special charges in fiscal 2007 follows:

Fiscal 2007 Restructuring Plan

In December 2006, in the immediate aftermath of the Hummingbird acquisition, we commenced restructuring activities to streamline the operations of the legacy Open Text activities. This involved primarily work force reductions and consolidation of excess facilities. This is separate, in accounting terms, from the initiative to restructure legacy Hummingbird activities (discussed in the “Liquidity and Capital Resources” section). In fiscal 2007 we incurred a total cash outlay of $5.2 million relating to this plan and expect the remaining accrual to be substantially expended in the first half of fiscal 2008. We do not expect to record any significant accretions to the fiscal 2007 plan in fiscal 2008.

Accretion of acquisition-related facility accrual

In June 2007, based upon our review of our estimates of our future sub-lease income, which are embedded in our estimate of accruals for excess facility obligations, we reduced our original estimate for future sub-lease income relating to an excess facility we acquired as part of the IXOS acquisition. The subject facility is a relatively large facility located outside Munich, Germany, (in a town called Grassbrunn), measuring approximately 18,000 square metres. The relatively large size severely impacted our ability to further sub-lease the facility and in combination with a real estate vacancy rate in Grassbrunn of 25% (compared to 7% in the Greater Munich Area) caused us to review the original estimate of the sub-lease income critically.

In accordance with the accounting rules relating to accounting for acquisitions, the original acquisition-related accrual for this facility was reduced by an estimate for future sub-lease income. These rules also require that any accretions to the original estimate, occurring one year after the date of the acquisition, be charged to operating expenses in the period in which such accretions are determined. As the IXOS acquisition occurred in March 2004, we have, accordingly, included an amount of $6.2 million within Special charges on account of the revision of our original estimate of sub-lease income.

In addition to the above mentioned factors the additional “trigger” events that caused us to increase the estimate of accrual and reduce the estimate of sub—lease income were as follows:

•	The time remaining to lease the facility:

•

The lease for this facility expires on March 31, 2011. The necessary timeframe to complete a sublet transaction, regardless of its size, can be anywhere between twelve to thirty six months (including contract negotiation, construction of leasehold improvements and moving before any sub-let revenue is realized) and consequently the relatively short timeframe remaining between today and March 2011 is adversely affecting our ability to attract sub-tenants.

•	During fiscal 2007, we changed our “marketing strategy”, in this regard, to find tenants willing to take any size of space, not just tenants willing to take full floors or the entire facility.

•

In the fourth quarter of fiscal 2007 we implemented a “potential” additional change to our sub-tenant marketing strategy in that we would be willing to consider not just parceling out the property to smaller sub-tenants (as indicated above) but also, the possibility of reducing the sub-rental rates further.

Based upon the above factors, and an analysis of the relative probability of various potential sub-lease scenarios that could occur, our best estimate of the potential impact of the reduction in the original estimate of sub-lease income was determined to be $6.2 million. Since we are now outside the one-year allocation period within which one may adjust or amend acquisition-related accruals, the $6.2 million was charged to the operating expenses of fiscal 2007. We will review this estimate on a quarterly basis and either accrete or reduce the accrual as necessary during fiscal 2008 and up to the end of the lease in March 2011.

Impairment of intangible assets

During the year ended June 30, 2007 and 2006, impairment charges of $697,000 and $1.0 million, respectively, were recorded relating to a write-down of certain intellectual property in North America. The intellectual property represents the fair value of acquired technology from the Corechange acquisition which closed in the 2003 fiscal year. The triggering event that gave rise to the impairments was a shift in the marketing and development strategy associated with the intellectual property and our assessment of the acquired technology relative to its product lifecycle. The impairments were measured as the excess of the carrying amount over the discounted projected future net cash flows.

Net Interest expense

Net interest expense increased by $21.8 million in fiscal 2007 compared to fiscal 2006. This increase was predominantly due to the interest expense incurred on the new long-term debt acquired during fiscal 2007 to partially finance the Hummingbird acquisition.

In fiscal 2008 we expect interest expense to be approximately to be in the range of $25 million to $28 million.

Income taxes

We recorded a tax provision of $10.3 million in fiscal 2007 compared to $4.1 million during fiscal 2006. This equates to an effective tax rate of 31.9% in fiscal 2007 versus an effective tax rate of 42.4% in fiscal 2006. The decrease in our effective tax rate in fiscal 2007 versus the preceding fiscal year is in part due to higher taxable income in jurisdictions with a tax rate lower than the Canadian statutory rate and in part due to the use of deferred tax assets which had a valuation allowance recorded against it in the prior year.

Our deferred tax assets totaling $72.3 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $121.6 million is primarily made up of four components. The first component relates to the net addition of the deferred tax liability associated with Hummingbird’s identifiable intangible assets of $101.6 million. The second component relates to $12.9 million arising from other acquired identifiable intangible assets. The third component of $1.6 million relates primarily to deferred credits arising from non capital losses and undeducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The fourth component of $1.9 million relates to deferred tax liability arising from investment tax credits. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $168.1 million is required in respect of our deferred income tax assets as at June 30, 2007. (A valuation allowance of $127.5 million was required for the deferred income tax assets as at June 30, 2006). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the current and prior years. In order to fully utilize the recognized deferred income tax assets of $72.3 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $223.9 million. Based on our current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of June 30, 2007.

Quarterly Overview

The following table summarizes selected unaudited quarterly financial data for the past eight fiscal quarters:

	Fiscal 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$175,196	$156,052	$163,261	$101,155
Gross profit	117,789	101,631	107,776	66,916
Net income	$8,229	$3,853	$2,277	$7,301
Earnings per share:
Basic	$0.16	$0.08	$0.05	$0.15
Diluted	$0.16	$0.08	$0.04	$0.15

	Fiscal 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$105,235	$100,926	$110,771	$92,630
Gross profit	68,317	65,353	74,490	58,929
Net income (loss)	$7,803	$7,322	$2,721	$(12,868)
Earnings (loss) per share:
Basic	$0.16	$0.15	$0.06	$(0.27)
Diluted	$0.16	$0.15	$0.05	$(0.27)

Quarterly revenues and expenses are impacted by a number of external factors including the timing of large transactions, timing of budget approvals of our customers, acquisitions, seasonality of economic activity and to some degree the timing of capital spend by our customers. The strong revenue growth in the fourth quarter of fiscal 2007 was due to the impact of two sales transaction exceeding $1.0 million, one transaction exceeding $2.0 million and the overall favorable impact of the integration of Hummingbird.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

(in thousands)	June 30, 2007	June 30, 2006	Increase/(Decrease) in Cash
Cash and cash equivalents	$149,979	$107,354	$42,625
Net cash provided by (used in):
Operating activities	110,864	60,798	50,066
Investing activities	(436,270)	(54,727)	(381,543)
Financing activities	362,339	18,202	344,137

Net cash provided by operating activities

Net cash provided by operating activities increased by approximately $50.1 million in fiscal 2007 compared to fiscal 2006 due to a higher net income of $16.7 million, the favorable impact of non cash adjustments of approximately $16.9 million and a net increase in operating assets and liabilities of approximately $16.5 million.

Net cash used in investing activities

Net cash used in investing activities increased by approximately $381.5 million in fiscal 2007 compared to fiscal 2006. This increase was primarily due to payments made for the Hummingbird acquisition, in fiscal 2007, in the amount of $365.3 million, purchase of Momentum for $4.1 million, payments for acquisition-related accruals of $32.3 million, offset by reduced spending on capital assets as part of our planned effort to reduce capital expenditures, of $14.0 million and other miscellaneous reductions in investing activities.

In accordance with the accounting rules for setting up acquisition-related accruals, we set up accruals in the amount of $33.5 million relating to an exit plan for workforce reductions of legacy Hummingbird employees and abandonment of legacy Hummingbird facilities. During fiscal 2007 we made cash payments of approximately $23.8 million relating to these accruals. We expect to make the balance of the payments—except those relating the excess facilities—before the end of the first half of fiscal 2008.

Net cash provided by financing activities

Net cash provided by financing increased by approximately $344.1 million in fiscal 2007 compared to fiscal 2006 primarily due to a net increase in long-term debt of $344.0 million, and proceeds from the issuance of shares under our stock option and employee share purchase plans of $7.2 million. The increase was offset by $7.4 million of debt issuance costs.

The increase in long-term debt is on account of a seven year debt facility obtained from a Canadian chartered bank in the amount of $390.0 million against which we incurred $7.4 million of debt issuance costs (discussed in more detail later in this discussion and analysis).

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of a $390.0 million term loan facility (the “term loan”) and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by us and certain of our subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. In May 2007, we repaid $30.0 million of the principal, which had the effect of reducing the quarterly principal payment to approximately $900,000.

In Fiscal 2008 we expect to make an additional prepayment in the amount of $30.0 million on this term loan. We are in compliance with all loan covenants relating to this facility as of June 30, 2007.

To limit our exposure to the floating rate portion of the interest rate on the term loan, we entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) that we previously had with the bank. We had no balances outstanding under the old line of credit at the date of termination. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of June 30, 2007 and we did not borrow any amounts under this facility in fiscal 2007.

Outlook for Fiscal 2008

We will use any excess cash remaining after meeting operational requirements for one or more of the following purposes:

•	Repayment of long-term debt

•	Re-purchase of our shares

•	Acquiring of other companies

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an asset “held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during fiscal 2008. As of June 30, 2007 the fair value of the building was $5.6 million.

We anticipate that our cash and cash equivalents (including without limitation the net cash provided by operating activities, the net cash used in investing activities and the net cash provided by financing activities), available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for at least the next twelve months. We do not expect to pay any dividends in fiscal 2008.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$544,250	$32,862	$64,876	$74,059	$372,453
Operating lease obligations *	94,929	24,920	43,019	16,092	10,898
Purchase obligations	5,529	2,660	2,642	227	—

	$644,708	$60,442	$110,537	$90,378	$383,351

*	Net of $6.2 million of non-cancelable sub-lease income we are to receive from properties which we have sub-leased to other parties.

Rental expense of $13.5 million, $11.3 million and $15.5 million was recorded during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on our $390.0 million term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. See Note 10 “Long-term Debt and Financial Instruments and Hedging Activities” in our Notes to Consolidated Financial Statements under Item 8, in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition (including any possible changes in our financial condition), revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. We recorded an impairment charge of $697,000 during the year ended June 30, 2007 ($1.0 million, June 30, 2006). (See Note 17 “Special Charges (Recoveries)” under Item 8 to this Annual Report on this form 10-K).

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the credit worthiness of our customers prior to order fulfillment and based on these evaluations, adjust credit limits to the respective customers. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2007 and 2006.

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

We also enter into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases the proportional performance method is applied to recognize revenue.

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

The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Litigation

We are a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for our best estimate of such losses in accordance with FASB SFAS No. 5, “Accounting for Contingencies” To the extent that any of these legal proceedings are resolved and the result is that we are required to pay an amount in excess of what has been provided for in the financial statements, we would be required to record, against earnings, such excess at that time. If the resolution resulted in a gain to us, or a loss less than that provided for, such gain is recognized when received or receivable.

Share-based compensation

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payments” (“SFAS 123R”), using the modified prospective transitional method. Previously, we had been accounting for employee share-based compensation using the intrinsic value method, which generally did not result in any compensation cost being recorded for stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Our stock options are now accounted for under SFAS 123R. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

For the year ended June 30, 2007, the weighted-average fair value of options granted, as of the grant date, was $7.22, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.7%; expected dividend yield of 0%; and expected life of 4.8 years. A forfeiture rate of 5%, based on historical employee turnover rates, was used to determine the net amount of compensation expense recognized.

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

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2007 was $5.4 million. Deferred tax assets of $875,000 were recorded, as of June 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2006 was approximately $5.2 million. Deferred tax assets of $622,000 were recorded, as of June 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

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

The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change or we use different assumptions, our share-based compensation expense could be materially different in the future. We are also required to estimate the forfeiture rate and only recognize the expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the period such determination is made.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial statements.

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Current year Misstatements”, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87,88,106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit plan and post-retirement plan (other than a multi employer plan) as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Based upon the funded status of Open Text’s pension plans the adoption of SFAS 158 has had the effect of decreasing pension liabilities by $260,000 and increasing shareholders’ equity by the same amount.

In July 2006, the FASB issued FASB Interpretation No. 48 on Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). Under FIN 48, an entity should presume that a taxing authority will examine a tax position when evaluating its position for recognition and measurement; therefore, assessment of the probability of the risk of examination is not appropriate. In applying the provisions of FIN 48, there will be distinct recognition and measurement evaluations. FIN 48 will be effective for us in our first quarter of fiscal 2008. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

FISCAL 2006 compared to FISCAL 2005

Results of Operations

The following table presents an overview of our selected financial data.

(in thousands)	2006	2005	% Change From Fiscal 2005-2006
Total revenue	$409,562	$414,828	(1.3)%
Cost of revenue	142,473	142,168	0.2%
Gross profit	267,089	272,660	(2.0)%
Amortization of acquired intangible assets	9,199	8,234	11.7%
Special charges (recoveries)	26,182	(1,724)	N/A
Other operating expenses	218,757	236,842	(7.6)%
Income from operations	12,951	29,308	(55.8)%
Gross margin	65.2%	65.7%
Operating margin	3.2%	7.1%
Net income	$4,978	$20,359	(75.5)%

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

Revenue by Product Type

The following tables set forth our revenues by product and as a percentage of the related product revenue for the periods indicated:

(In thousands)	2006	2005	% Change From Fiscal 2005-2006
License	$122,520	$136,522	(10.3)%
Customer support	183,878	179,178	2.6%
Services	103,164	99,128	4.1%

Total	$409,562	$414,828	(1.3)%

(% of total revenue)	2006	2005
License	29.9%	32.9%
Customer support	44.9%	43.2%
Services	25.2%	23.9%

Total	100.0%	100.0%

License revenue

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

Customer support revenue

Customer support revenue increased by approximately $4.7 million in fiscal 2006 compared to fiscal 2005. All geographic regions contributed to the increase in customer support revenue from fiscal 2005 to fiscal 2006.

Service revenue

Service revenue remained relatively stable in fiscal 2006 increasing slightly by $4.0 million compared to fiscal 2005. Service revenue was strong in North America; however it was offset by a weakening in Europe when compared to fiscal 2005.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2006	2005	% Change From Fiscal 2005-2006
License	$11,196	$11,540	(3.0)%
Customer Support	28,908	33,086	(12.6)%
Service	83,469	81,367	2.6%
Amortization of acquired technology acquired intangible	18,900	16,175	16.8%

Total	$142,473	$142,168	0.2%

Gross Margin	2006	2005
License	90.9%	91.5%
Customer Support	84.3%	81.5%
Service	19.1%	17.9%

Cost of license revenue

Cost of license revenues decreased in fiscal 2006 as our license revenues decreased, but the gross margin on licenses has remained stable over fiscal 2006 and fiscal 2005 due to the fact that our overall cost structure has remained relatively unchanged.

Cost of customer support revenues

Cost of customer support revenues decreased by $4.2 million in fiscal 2006 over fiscal 2005 due to operational efficiencies achieved as the result of our global restructuring efforts.

Cost of service revenues

Cost of service revenues increased by $2.1 million in fiscal 2006 versus fiscal 2005 due to higher direct marketing costs offset by reduced professional services and training costs. Cost of service revenues as a percentage of service revenues remained stable at 80.9 % in fiscal 2006 compared to 82.1% in fiscal 2005.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets increased by $2.7 million in fiscal 2006 compared to fiscal 2005. The increase is due to the full year impact of the amortization of intangibles relating to our fiscal 2005 acquisitions.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2006	2005	% Change From Fiscal 2005-2006
Research and development	$58,469	$65,139	(10.2)%
Sales and marketing	104,225	114,553	(9.0)%
General and administrative	44,960	46,110	(2.5)%
Depreciation	11,103	11,040	0.6%
Amortization of acquired intangible assets	9,199	8,234	11.7%
Special charges (recoveries)	26,182	(1,724)	N/A

Total	$254,138	$243,352	4.4%

(in % of total revenue)	2006	2005
Research and development	14.3%	15.7%
Sales and marketing	25.4%	27.6%
General and administrative	11.0%	11.1%
Depreciation	2.7%	2.7%
Amortization of acquired intangible assets	2.2%	2.0%
Special charges (recoveries)	6.4%	(0.4)%

Research and development expenses

Research and development expenses decreased by $6.7 million in fiscal 2006 compared to fiscal 2005 primarily due to a favorable reduction of labour expenses of $4.4 million owing to a reduction of headcount in fiscal 2006, a reduction in overhead expenses of $1.9 million and recoverable input tax credits of $1.0 million offset by share-based payment expenses of $1.3 million. The remaining decrease was the result of savings from miscellaneous expenses.

Sales and marketing expenses

Sales and marketing expenses declined by $10.3 million in fiscal 2006 compared to fiscal 2005. This decline relates primarily to a $7.4 million reduction of labour costs attributable to a reduction of headcount in fiscal 2006, a reduction of $3.0 million in marketing expenses, a reduction of $2.1 million in overhead allocations offset by an increase of $2.0 million of share-based payment expenses and the rest due to miscellaneous increases in costs.

General and administrative expenses

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

Amortization of acquired intangible assets

The $1.0 million increase in amortization in fiscal 2006 over fiscal 2005 is due to the full year impact of the amortization of intangibles relating to our fiscal 2005 acquisitions.

Special charges (recoveries)

The following table sets forth the details of “Special charges”:

(In thousands)	2006	2005
Fiscal 2006 Restructuring Plan	$21,623	$—
Fiscal 2004 Restructuring Plan	(306)	(1,724)
Impairment of acquired technology intangible assets	1,046	—
Impairment of acquired capital assets	3,819	—

Total	$26,182	$(1,724)

For more details on special charges, see Note 17 “Special Charges (Recoveries)” to the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

A discussion of the significant items that impacted special charges in fiscal 2006 is as follows:

Fiscal 2006 Restructuring Plan

In the first quarter of fiscal 2006, we commenced the implementation of a restructuring plan to streamline operations and consolidate excess facilities. In fiscal 2006 we incurred a cash outlay of $15.5 million relating to this plan.

Impairment of capital assets

We recorded $3.8 million of capital asset write downs in fiscal 2006 relating primarily to write downs of leasehold improvements located in premises that were vacated on account of the fiscal 2006 restructuring plan.

Income taxes

We recorded a tax provision of $4.1 million in fiscal 2006 compared to $7.0 million during fiscal 2005 and $7.3 million in fiscal 2004. This equates to an effective tax rate of 42.4% in fiscal 2006 versus an effective tax rate of 25.2% and 22.8% in fiscal 2005 and fiscal 2004, respectively. The increase in our effective tax rate in fiscal 2006 versus the two preceding fiscal years is due to the fact that the corresponding tax benefit had not been realized on losses that resulted from our fiscal 2006 restructuring charge.

Our deferred tax assets totaling $65.9 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $31.7 million is primarily made up of three components. The first component relates to $23.0 million arising from the amortization of timing differences relating to acquired intangible assets and future income inclusions. The second component of $4.1 million relates primarily to deferred credits arising from non capital losses and undeducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in taxable income as they are utilized. The third component of $1.4 million relates to deferred tax liability arising from investment tax credits. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $127.5 million is required in respect to our deferred income tax assets as at June 30, 2006. (A valuation allowance of $127.6 million was required for the deferred income tax assets as at June 30, 2005). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the year in certain foreign jurisdictions. In order to fully utilize the recognized deferred income tax assets of $65.9 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $188.0 million. Based on our current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of June 30, 2006.

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

Net cash provided by operating activities

Net cash provided by operating activities increased by approximately $3.5 million in fiscal 2006 compared to fiscal 2005 as a result of an increase in non cash adjustments of approximately $11.0 million and an increase in operating assets and liabilities of approximately $7.9 million. The increase in net cash provided by operating activities was offset by a decrease in net income of approximately $15.4 million.

Net cash used in investing activities

Net cash used in investing activities decreased by approximately $22.7 million in fiscal 2006 compared to fiscal 2005. The overall decrease in investing expenditures was primarily due to the fact that we did not make any business acquisitions in fiscal 2006 (which represented approximately $31.5 million in spending in fiscal 2005) and our acquisition-related costs were lower by $5.7 million. In addition, we also spent $9.1 million less in fiscal 2006 than fiscal 2005 purchasing IXOS and Gauss shares. These savings in investment were offset by our increased capital spending of $1.4 million, $2.1 million on prior period acquisitions and an investment of $20.2 million in shares of Hummingbird.

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

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2007	2008 to 2009	2010-2011	2012 and beyond
Long-term debt obligations	$16,322	$1,089	$2,178	$13,055	$—
Operating lease obligations *	93,663	19,185	35,280	27,467	11,731
Purchase obligations	4,584	2,370	1,776	438	—

	$114,569	$22,644	$39,234	$40,960	$11,731

*	Net of $6.2 million of non-cancelable sub-lease income we are to receive from properties which we have sub-leased to other parties.

Rental expense of $11.3 million, $15.5 million and $14.3 million was recorded during the Fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our term loan, as we had no borrowings outstanding under our line of credit at June 30, 2007. As of June 30, 2007 we had an outstanding balance of $357.1 million on this loan. The term loan bears a floating interest rate of LIBOR plus 2.5%. As of June 30, 2007, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $10.7 million assuming the loan balance as of June 30, 2007 is outstanding for the entire period.

We manage our interest rate exposure, relating to $195.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $195.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009.

Foreign currency risk

A substantial portion of our cash and cash equivalents are held in currencies other than the U.S. dollar, on account of our global operations. As of June 30, 2007, this balance represented approximately 72% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 7%.

Our global operations expose us to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Our primary currencies include Euros, Canadian Dollars, Swiss Francs and British Pounds. The Consolidated Statements of Income of our global operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is an adverse change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Open Text Corporation:

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Open Text Corporation acquired Hummingbird Ltd. during the year ended June 30, 2007, and management excluded from its assessment of the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2007, Hummingbird Ltd.’s internal control over financial reporting. Assets of Hummingbird Ltd. represents approximately 29% of total assets included in the consolidated financial statements of Open Text Corporation as of June 30, 2007. Our audit of internal control over financial reporting of Open Text Corporation also excluded an evaluation of the internal control over financial reporting of Hummingbird Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board United States, the consolidated balance sheets of Open Text Corporation as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 11, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP, Licensed Public Accountants

Toronto, Canada

September 11, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP, Licensed Public Accountants

Toronto, Canada

September 11, 2007

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$149,979	$107,354
Accounts receivable trade, net of allowance for doubtful accounts of $2,089 as of June 30, 2007 and $2,736 as of June 30, 2006 (note 8)	128,781	75,016
Income taxes recoverable (note 16)	31,060	10,917
Prepaid expenses and other current assets	10,368	7,879
Deferred tax assets (note 16)	30,248	28,724

Total current assets	350,436	229,890
Investments in marketable securities (note 3)	—	21,025
Capital assets (note 4)	43,614	41,262
Goodwill (note 5)	528,312	235,523
Acquired intangible assets (note 6)	343,324	102,326
Deferred tax assets (note 16)	42,078	37,185
Other assets (note 7)	9,524	2,326
Investment tax recoverable (note 16)	9,557	8,498

	$1,326,845	$678,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$100,211	$62,535
Current portion of long-term debt (note 10)	4,048	405
Deferred revenues	143,097	74,687
Income taxes payable (note 16)	33,705	6,942
Deferred tax liabilities (note 16)	1,601	12,183

Total current liabilities	282,662	156,752
Long-term liabilities:
Accrued liabilities (note 9)	22,516	21,121
Long-term debt (note 10)	366,765	12,963
Deferred revenues	3,840	3,534
Deferred tax liabilities (note 16)	120,019	19,490

Total long-term liabilities	513,140	57,108
Minority interest	6,975	5,804
Shareholders’ equity:
Share capital (note 11)
50,180,118 and 48,935,042 Common Shares issued and outstanding at June 30, 2007 and June 30, 2006, respectively; Authorized Common Shares: unlimited	426,188	414,475
Additional paid-in capital	35,311	28,367
Accumulated other comprehensive income	68,034	42,654
Accumulated deficit	(5,465)	(27,125)

Total shareholders’ equity	524,068	458,371

	$1,326,845	$678,035

Commitments and contingencies (note 13)
Related party transactions (note 20)
Subsequent events (note 21)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. Dollars, except share and per share data)

	Year ended June 30,
	2007	2006	2005
Revenues:
License	$182,507	$122,520	$136,522
Customer support	287,570	183,878	179,178
Service	125,587	103,164	99,128

Total revenues	595,664	409,562	414,828

Cost of revenues:
License	13,652	11,196	11,540
Customer support	46,177	28,908	33,086
Service	105,517	83,469	81,367
Amortization of acquired technology intangible assets	36,206	18,900	16,175

Total cost of revenues	201,552	142,473	142,168

	394,112	267,089	272,660

Operating expenses:
Research and development	79,063	58,469	65,139
Sales and marketing	150,643	104,225	114,553
General and administrative	62,140	44,960	46,110
Depreciation	13,846	11,103	11,040
Amortization of acquired intangible assets	24,586	9,199	8,234
Special charges (recoveries) (note 17)	12,908	26,182	(1,724)

Total operating expenses	343,186	254,138	243,352

Income from operations	50,926	12,951	29,308

Other income (expense) (note 18)	1,742	(4,788)	(3,116)
Interest income (expense), net	(20,282)	1,487	1,377

Income before income taxes	32,386	9,650	27,569
Provision for income taxes (note 16)	10,334	4,093	6,958

Net income before minority interest	22,052	5,557	20,611
Minority interest	392	579	252

Net income for the year	$21,660	$4,978	$20,359

Net income per share—basic (note 19)	$0.44	$0.10	$0.41

Net income per share—diluted (note 19)	$0.43	$0.10	$0.39

Weighted average number of Common Shares outstanding—basic	49,392,845	48,666,139	49,918,541

Weighted average number of Common Shares outstanding—diluted	50,907,897	49,949,593	52,091,860

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Comprehensive Income	Common Shares		Warrants		Commitment to Issue Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Number	Amount
Balance as of June 30, 2004	—	51,055	$427,015	2,415	22,705	—	$—	$(18,529)	$1,814	$433,005
Issuance of Common Shares
Under employee stock option plans	—	343	2,049	—	—	—	—	—	—	2,049
Under employee stock purchase plans	—	260	4,350	—	—	—	—	—	—	4,350
Under IXOS warrant exercised	—	38	1,137	(38)	(364)	—	—	—	—	773
Reclass warrants to additional paid in capital on expiration	—	—	—	(2,377)	(22,341)	—	22,341	—	—	—
Domea eGovernment earn out	—	—	—	—	—	813	—	—	—	813
Repurchase and cancellation of shares	—	(3,559)	(29,902)	—	—	—	—	(33,933)	—	(63,835)
Income tax benefit related to stock options exercised	—	—	1,931	—	—	—	—	—	—	1,931
Comprehensive income:
Foreign currency translation adjustment	16,845	—	—	—	—	—	—	—	16,845	16,845
Minimum pension liability, net of tax	(535)	—	—	—	—	—	—	—	(535)	(535)
Net income for the year	20,359	—	—	—	—	—	—	20,359	—	20,359

Total comprehensive income	36,669
Balance as of June 30, 2005	—	48,137	406,580	—	—	813	22,341	(32,103)	18,124	415,755
Issuance of Common Shares
Under employee stock option plans	—	470	3,663	—	—	—	5,161	—	—	8,824
Under employee stock purchase plans	—	281	3,419	—	—	—	—	—	—	3,419
Acquisition of DOMEA eGovernment	—	47	813	—	—	(813)	—	—	—	—
Income tax benefit related to stock options exercised	—	—	—	—	—	—	865	—	—	865
Comprehensive income:
Foreign currency translation adjustment	24,622	—	—	—	—	—	—	—	24,622	24,622
Minimum pension liability, net of tax	(47)	—	—	—	—	—	—	—	(47)	(47)
Unrealized holding losses on available-for-sale securities, net of tax	(45)								(45)	(45)
Net income for the year	4,978	—	—	—	—	—	—	4,978	—	4,978

Total comprehensive income	29,508
Balance as of June 30, 2006		48,935	414,475	—	—	—	28,367	(27,125)	42,654	458,371
Issuance of Common Shares
Under employee stock option plans	—	1,207	11,092	—	—	—	5,375	—	—	16,467
Under employee stock purchase plans	—	38	621	—	—	—	—	—	—	621
Stock compensation of Hummingbird	—	—	—	—	—	—	286	—	—	286
Income tax effect related to stock options	—	—	—	—	—	—	1,283	—	—	1,283
Comprehensive income:
Foreign currency translation adjustment	25,075	—	—	—	—	—	—	—	25,075	25,075
Unrealized holding losses on available-for-sale securities, net of tax	45								45	45
Minimum pension liability	582	—	—	—	—	—	—	—	582	582
Adoption of SFAS 158 (note 2)	(322)	—	—	—	—	—	—	—	(322)	(322)
Net income for the year	21,660	—	—	—	—	—	—	21,660	—	21,660

Total comprehensive income	47,040
Balance as of June 30, 2007		50,180	$426,188	—	—	—	$35,311	$(5,465)	$68,034	$524,068

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income for the year	$21,660	$4,978	$20,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,638	39,202	35,449
Share-based compensation expense	5,376	5,196	—
Undistributed earnings related to minority interest	392	579	252
Amortization of debt issuance costs	805	—	—
Unrealized (gain) loss on financial instruments	(380)	—	—
Deferred taxes	(19,097)	(4,314)	(1,168)
Impairment of capital assets	—	3,819	—
Impairment of intangible assets	697	1,046	—
Changes in operating assets and liabilities:
Accounts receivable	11,089	9,406	6,452
Prepaid expenses and other current assets	1,425	(65)	(1,327)
Income taxes	(9,598)	(3,818)	(3,902)
Accounts payable and accrued liabilities	6,195	(3,204)	(4,489)
Deferred revenue	13,746	5,228	7,224
Other assets	3,916	2,745	(1,586)

Net cash provided by operating activities	110,864	60,798	57,264

Cash flows from investing activities:
Acquisition of capital assets	(5,260)	(19,278)	(17,909)
Purchase of Optura, net of cash acquired	—	—	(3,347)
Purchase of Vista, net of cash acquired	—	—	(23,690)
Purchase of Artesia, net of cash acquired	—	—	(4,475)
Purchase of IXOS, net of cash acquired	(1,427)	(5,126)	(13,779)
Purchase of Hummingbird, net of cash acquired	(384,761)	—	—
Purchase of Momentum, net of cash acquired	(4,076)	—	—
Additional purchase consideration for prior period acquisitions	(856)	(3,284)	(1,669)
Investments in marketable securities	(829)	(20,241)	—
Acquisition related costs	(39,061)	(6,798)	(12,514)

Net cash used in investment activities	(436,270)	(54,727)	(77,383)

Cash flow from financing activities:
Payment of obligations under capital leases	—	—	(68)
Excess tax benefits on share-based compensation expense	1,285	865	—
Repurchase of Common Shares	—	—	(63,835)
Proceeds from issuance of Common Shares	11,734	4,569	6,399
Proceeds from exercise of warrants	—	—	773
Proceeds from long-term debt	390,000	12,928	—
Repayment of short-term bank loan	—	—	(2,189)
Repayment of long-term debt	(33,247)	(160)	—
Debt issuance costs	(7,433)	—	—

Net cash provided by (used in) financing activities	362,339	18,202	(58,920)

Foreign exchange gain on cash held in foreign currencies	5,692	3,183	1,950

Increase (decrease) in cash and cash equivalents during the year	42,625	27,456	(77,089)
Cash and cash equivalents at beginning of the year	107,354	79,898	156,987

Cash and cash equivalents at end of the year	$149,979	$107,354	$79,898

Supplementary cash flow disclosures (note 14)

See accompanying notes to consolidated financial statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

Open Text Corporation (the “Company” or “Open Text”) develops, markets, sells, and supports Enterprise Content Management (“ECM”) solutions. The Company’s principal product is called Livelink®. The Company offers its solutions both as end-user stand alone products and as fully integrated modules. Open Text markets and licenses its products and services primarily in North America and Europe.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Open Text Corporation and its subsidiaries, all of which are wholly-owned with the exception of IXOS Software AG (“IXOS”), which as of June 30, 2007 and June 30, 2006, was 96.02% and 95.52% owned, respectively. All inter-company balances and transactions have been eliminated. The Company has recorded a minority interest on its balance sheet in respect of IXOS to reflect the non-controlling interest in IXOS. The information furnished includes the financial results of Hummingbird Ltd. (“Hummingbird”), with effect from October 2, 2006, and Momentum Systems Inc. (“Momentum”), with effect from March 2, 2007 (see Note 15—“Acquisitions” to the Notes to Consolidated Financial Statements).

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

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassification of $6.9 million to income taxes payable from income taxes receivable, for the year ended June 30, 2006. In addition, a reclassification of $549,000 was recorded from prepaid expenses and current assets to income tax recoverable, and $8.5 million was reclassified from income tax recoverable to investment tax recoverable, for the year ended June 30, 2006.

For the year ended June 30, 2006, Cost of customer support revenues and Cost of service revenues have been increased by approximately $730,000 and $555,000, respectively, with corresponding decreases of approximately $715,000, $194,000, and $376,000 in Research and development expenses, Sales and marketing expenses, and General and administrative expenses, respectively, from previously reported amounts. These reclassifications related to a change in the method of allocating operating expenses within the Company.

Service revenues increased by approximately $5.5 million for the year ended June 30, 2006, offset by a decrease in Customer support revenues of approximately $5.5 million from previously reported amounts. Cost of service revenues increased by approximately $3.3 million for the year ended June 30, 2006, offset by a decrease in Cost of customer support revenue of approximately $3.3 million from previously reported amounts. These changes correspond to an internal reclassification pertaining to the Company’s Enterprise Support Program (“ESP program”). The ESP program is a customized “on-site” support program that provides support services that suit the specific requirements of the Company’s customers.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. The Company recorded an impairment charge for technology assets of $697,000 during the year ended June 30, 2007 and $1.0 million during the year ended June 30, 2006 (see Note 17 “Special Charges (Recoveries)” in the Notes to Consolidated Financial Statements for more details).

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

In accordance with SFAS 142, the Company does not amortize goodwill. The Company performed, in accordance with SFAS 142, its annual impairment analysis of goodwill as of April 1, 2007. The analysis indicated that there was no impairment of goodwill in any of the reporting units. If estimates change, a materially different impairment conclusion could result.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the assets are available for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets have been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being actively marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets or that the plan will be withdrawn.

The Company measures long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated.

As of June 30, 2007 the Company owned one long-lived asset which has been classified as held for sale (see Note 4 “Capital Assets” in the Notes to Consolidated Financial Statements.)

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company evaluates the credit worthiness of its customers prior to order fulfillment and based on these evaluations, adjusts credit limits to the respective customers. In addition to these evaluations, the Company conducts on-going credit evaluations of its customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, the Company’s historical collection experience and current economic expectations. To date, the actual losses have been within management expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2007 and 2006.

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

The Company also enters into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases the proportional performance method is applied to recognize revenue.

Revenues from training and integration services are recognized in the period in which these services are performed.

c) Customer support revenues

Customer support revenues consist of revenue derived from contracts to provide PCS to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

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

The fair value of the Company’s long-term debt approximates its carrying value.

Financial instruments and hedge accounting

The Company follows the provisions of FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether the derivative is part of a hedge transaction and meets specific hedge accounting criteria.

Foreign currency translation

The consolidated financial statements of Open Text are presented in U.S. dollars. In general, the functional currency of the Company’s subsidiaries is the local currency. For such subsidiaries assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenue and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense)”. For details see Note 18 “Other Income (expense)” in the Notes to these Consolidated Financial Statements. The unrealized translation gains and losses on the Company’s net investment in these subsidiaries, including long-term intercompany advances are accumulated under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”.

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

The recognition of restructuring charges requires management to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, the Company evaluates the appropriateness of the remaining accrued balances.

Litigation

The Company is currently involved in various claims and legal proceedings. Quarterly, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of common shares and stock equivalents outstanding using the treasury stock method during the year (see Note 19 “Net Income Per Share” in the Notes to Consolidated Financial Statements for more details.)

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

Had the Company adopted the fair value-based method for accounting for share-based compensation in all prior periods presented, the pro-forma impact on net income and net income per share would be as follows:

Year ended June 30, 2005
Net income for the period:
As reported	$20,359
Share-based compensation cost not recognized in net income	6,035

Pro forma	$14,324

Net income per share—basic
As reported	$0.41
Pro forma	$0.29
Net income per share—diluted
As reported	$0.39
Pro forma	$0.27

Refer to Note 11 “Share Capital, Option Plans and Share-Based Payments” in the Notes to Consolidated Financial Statements for details of stock options and share-based compensation costs recorded during the year ended June 30, 2007.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87,88,106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit plan and post-retirement plan (other than a multi employer plan) as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Based upon the funded status of Open Text’s pension plans the adoption of SFAS 158 has had the effect of decreasing pension liabilities by $260,000 and increasing shareholders’ equity by the same amount.

In September 2006, the United States Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Current year Misstatements”, (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not have any impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

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

NOTE 3—INVESTMENTS

On October 2, 2006, the Company acquired all of the remaining issued and outstanding shares of Hummingbird. In view of this, the investment in the equity of Hummingbird was included as part of the cost of the acquisition of Hummingbird. For details relating to this acquisition see Note 15 “Acquisitions” in the Notes to the Consolidated Financial Statements.

NOTE 4—CAPITAL ASSETS

	As of June 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,417	$8,137	$2,280
Office equipment	8,642	7,579	1,063
Computer hardware	72,997	64,252	8,745
Computer software	22,232	17,368	4,864
Leasehold improvements	13,135	8,962	4,173
Land and Buildings *	23,497	1,008	22,489

	$150,920	$107,306	$43,614

	As of June 30, 2006
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$8,605	$6,360	$2,245
Office equipment	8,281	6,992	1,289
Computer hardware	66,714	54,995	11,719
Computer software	17,023	11,737	5,286
Leasehold improvements	12,374	8,064	4,310
Building	16,726	313	16,413

	$129,723	$88,461	$41,262

*	Included in this balance is an asset held for sale with a fair value of approximately $5.6 million as of June 30, 2007 (June 30, 2006—nil). This asset is being held for sale as a result of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2005:

Balance, June 30, 2005	$243,091
Adjustments relating to prior acquisitions	(17,470)
Adjustments on account of foreign exchange	9,902

Balance, June 30, 2006	235,523
Acquisition of Momentum	3,340
Acquisition of Hummingbird	272,433
Adjustments relating to prior acquisitions	4,395
Adjustments on account of foreign exchange	12,621

Balance, June 30, 2007	$528,312

Adjustments relating to prior acquisitions primarily relate to the adjustments to goodwill based upon the review and evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions originally assessed at the various dates of acquisition and increases to goodwill relating to IXOS and Gauss Interprise AG (“Gauss”) share purchases and step accounting adjustments.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2005	$76,108	$51,873	$127,981
Activity during fiscal 2006:
Amortization expense	(18,900)	(9,199)	(28,099)
Impairment of intangible assets	(1,046)	—	(1,046)
Foreign exchange impact	3,000	2,598	5,598
Other	(3,988)	1,880	(2,108)

Net book value, June 30, 2006	55,174	47,152	102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(36,206)	(24,586)	(60,792)
Impairment of intangible assets	(697)	—	(697)
Foreign exchange impact	2,228	2,047	4,275
Other	(483)	(305)	(788)

Net book value, June 30, 2007	$179,216	$164,108	$343,324

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets are made:

Fiscal years ending June 30,
2008	$69,829
2009	64,251
2010	51,899
2011	49,380
2012	47,123

Total	$282,482

The Company recorded an impairment charge of $697,000 relating to a write down of acquired technology assets in North America (June 30, 2006 – $1.0 million). Refer to Note 17 “Special Charges (Recoveries)” in the Notes to Consolidated Financial Statements for details of this impairment.

NOTE 7—OTHER ASSETS

	As of June 30,
	2007	2006
Restricted cash	$88	$218
Debt issuance costs	7,199	—
Deposits	2,237	1,681
Loan receivable	—	228
Long-term prepaid expenses	—	199

	$9,524	$2,326

The restricted cash relates to cash on hand that has been restricted in accordance with facility lease agreements. Deposits relate to security deposits provided to landlords in accordance with facility lease agreements. Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of the long-term debt. For details relating to the long-term debt, see Note 10 “Long-term Debt and Financial Instruments and Hedging Activities” to the Notes to Consolidated Financial Statements.

NOTE 8—ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Consolidated	Hummingbird (as of date of acquisition)	Net of Hummingbird
Balance of allowance for doubtful accounts (“AfDA”) as of June 30, 2004	$3,628	$—	$3,628
Bad debt expense for the year	1,814	—	1,814
Write-off/adjustments	(2,317)	—	(2,317)

Balance of allowance for doubtful accounts as of June 30, 2005	3,125	—	3,125
Bad debt expense for the year	1,485	—	1,485
Write-off/adjustments	(1,874)	—	(1,874)

Balance of allowance for doubtful accounts as of June 30, 2006	2,736	—	2,736
Bad debt expense for the period	2,379	—	2,379
AfDA relating to Hummingbird accounts receivable at date of acquisition	17,592	17,592	—
Write-off /adjustments	(15,072)	(12,046)	(3,026)

Balance of allowance for doubtful accounts as of June 30, 2007	$7,635	$5,546	$2,089

The Company has disclosed the AfDA assumed as part of the acquisition of Hummingbird in its presentation of AfDA, as the Company believes that such presentation provides additional information about the on-going changes in the consolidated AfDA balance. This presentation has no impact on the net balance of accounts receivable included in the Consolidated Balance Sheets included in the consolidated financial statements.

Included in accounts receivable are unbilled receivables in the amount of $3.4 million and $4.3 million as of June 30, 2007 and June 30, 2006, respectively.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2007	As of June 30, 2006
Accounts payable—trade	$8,140	$6,077
Accrued salaries and commissions	29,437	15,020
Accrued liabilities	44,770	26,827
Amounts payable in respect of restructuring (note 17)	2,636	6,148
Amounts payable in respect of acquisitions and acquisition related accruals	15,228	8,463

	$100,211	$62,535

Long-term accrued liabilities

	As of June 30, 2007	As of June 30, 2006
Pension liabilities	$322	$582
Amounts payable in respect of restructuring (note 17)	1,382	1,851
Amounts payable in respect of acquisitions and acquisition related accruals	15,025	14,224
Other accrued liabilities	534	568
Asset retirement obligations	5,253	3,896

	$22,516	$21,121

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to employees as well as to former members of its board of directors. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The Company’s policy is to deposit amounts with an insurance company to cover the actuarial present value of the expected retirement benefits. The fair value of plan assets as of June 30, 2007 was $2.9 million (June 30, 2006 – $2.6 million). The fair value of the pension obligation as of June 30, 2007 was $2.9 million (June 30, 2006 – $3.0 million). In accordance with SFAS 158 the Company decreased pension liabilities by $260,000 and increased shareholders’ equity by the same amount. For details relating to this increase see Note 2 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At June 30, 2007, the present value of this obligation was $5.3 million, (June 30, 2006 – $3.9 million), with an undiscounted value of $7.5 million, (June 30, 2006 – $4.8 million). These leases were primarily assumed in connection with the IXOS and Hummingbird acquisitions.

Excess facility obligations and acquisition related accruals

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions, including its fiscal 2007 Hummingbird acquisition. These accruals include the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to income over the terms of the leases ranging between one year to 17 years.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the year ended June 30, 2007.

	Balance June 30, 2006	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2007
Hummingbird
Employee termination costs	$—	$23,619	$(21,432)	$5,658	$7,845
Excess facilities	—	2,408	(1,556)	1,856	2,708
Transaction-related costs	—	7,429	(6,907)	(522)	—

	—	33,456	(29,895)	6,992	10,553
IXOS
Employee termination costs	22	—	(22)	—	—
Excess facilities	17,401	—	* 1,414	(251)	18,564
Transaction-related costs	616	—	(486)	(130)	—

	18,039	—	906	(381)	18,564
Gauss
Transaction-related costs	34	—	(6)	(28)	—

	34	—	(6)	(28)	—
Eloquent
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Excess facilities	3,329	—	(1,384)	(1,107)	838
Transaction-related costs	221	—	(148)	(73)	—

	3,550	—	(1,532)	(1,180)	838
Artesia
Excess facilities	761	—	(400)	(306)	55
Transaction-related costs	12	—	(12)	—	—

	773	—	(412)	(306)	55
Vista
Transaction-related costs	6	—	—	(6)	—

	6	—	—	(6)	—
Optura
Excess facilities	30	—	(30)	—	—
Transaction-related costs	12	—	—	(12)	—

	42	—	(30)	(12)	—

Totals
Employee termination costs	22	23,619	(21,454)	5,658	7,845
Excess facilities	21,521	2,408	(1,956)	192	22,165
Transaction-related costs	1,144	7,429	(7,559)	(771)	243

	$22,687	$33,456	$(30,969)	$5,079	$30,253

*	Included in this amount is $6.2 million relating to the increase in an acquisition-related accrual for excess facilities resulting from the revision of an estimate of sub-lease income. The increase in accruals was recorded by way of a charge to “Special charges” in the Consolidated Statements of Income. For details relating to this charge see Note 17 “Special Charges (Recoveries)” to the Notes to Consolidated Financial Statements.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the year ended June 30, 2006.

	Balance June 30, 2005	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2006
IXOS
Employee termination costs	$338	$—	$(252)	$(64)	$22
Excess facilities	17,274	—	337	(210)	17,401
Transaction-related costs	2,167	—	(2,571)	1,020	616

	19,779	—	(2,486)	746	18,039
Gauss
Excess facilities	260	—	(189)	(71)	—
Transaction-related costs	298	—	(838)	574	34

	558	—	(1,027)	503	34
Eloquent
Transaction-related costs	487	—	6	(250)	243

	487	—	6	(250)	243
Centrinity
Excess facilities	3,928	—	274	(873)	3,329
Transaction-related costs	651	—	(234)	(196)	221

	4,579	—	40	(1,069)	3,550
Open Image
Transaction-related costs	135	—	3	(138)	—

	135	—	3	(138)	—
Artesia
Employee termination costs	50	—	(48)	(2)	—
Excess facilities	821	—	(161)	101	761
Transaction-related costs	79	—	(46)	(21)	12

	950	—	(255)	78	773
Vista
Transaction-related costs	121	—	(13)	(102)	6

	121	—	(13)	(102)	6
Optura
Excess facilities	172	—	(91)	(51)	30
Transaction-related costs	240	—	(78)	(150)	12

	412	—	(169)	(201)	42

Totals
Employee termination costs	388	—	(300)	(66)	22
Excess facilities	22,455	—	170	(1,104)	21,521
Transaction-related costs	4,178	—	(3,771)	737	1,144

	$27,021	$—	$(3,901)	$(433)	$22,687

The adjustments to goodwill relating to employee termination costs and excess facilities are accounted for in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”). The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 10—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term Debt

Long-term debt is comprised of the following:

	As of June 30, 2007	As of June 30, 2006
Long-term debt
Term loan	$357,151	$—
Mortgage	13,662	13,368

	370,813	13,368

Less:
Current portion of long-term debt
Term loan	3,599	—
Mortgage	449	405

	4,048	405

	$366,765	$12,963

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. In May 2007, the Company repaid $30.0 million of the principal, which had the effect of reducing the quarterly principal payment to approximately $900,000.

As of June 30, 2007, the carrying value of the term loan was $357.2 million.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) that the Company previously had with the bank. The Company was required to terminate the old line of credit prior to executing its current credit agreement. As of the date of termination, there were no borrowings outstanding on the CAD $40.0 million line of credit, nor were there any termination penalties. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on the consolidated leverage ratio of the Company. There are no borrowings outstanding under the revolver as of June 30, 2007.

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

As of June 30, 2007, the carrying values of the building and mortgage were $16.9 million and $13.7 million, respectively.

Financial Instruments and Hedging Activities

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

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the year ended June 30, 2007. The fair market value of the collar, which represents the cash the Company would receive or pay to settle the collar, was a receivable of approximately $380,000 as of June 30, 2007, and has been included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. For the year ended June 30, 2007, interest expense in the Consolidated Statements of Income has been reduced by $380,000, representing the change in the fair value of the collar. The Company records payments or receipts on the collar as adjustments to interest expense. The collar has a remaining term to maturity of 2.5 years.

The Company will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods.

NOTE 11—SHARE CAPITAL, OPTION PLANS AND SHARE BASED PAYMENTS

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

On May 2, 2007, the Company issued a press release announcing the filing of a Notice of Intention with the Ontario Securities Commission to make a normal course issuer bid to repurchase up to a maximum of 2,494,053 of Common Shares of the Company, which represents an amount up to but not exceeding 5% of the Company’s issued and outstanding Common Shares as of April 30, 2007. The repurchase of the Common Shares of the Company under the normal course issuer bid will take place through the facilities of the NASDAQ. The normal course issuer bid will terminate on May 6, 2008.

During the years ended June 30, 2007 and 2006 the Company did not repurchase any of its Common Shares.

Option Plans

A summary of the Company’s various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted to account for the two-for-one stock split that occurred on October 22, 2003.

	1995 “Restated” Flexible Stock Incentive Plan	1995 Supplementary Stock Option Plan (1)	1995 Directors Stock Option Plan (1)	1998 Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	IXOS Stock Option Plan	2004 Stock Option Plan	Vista Stock Option Plan	Artesia Stock Option Plan	Hummingbird Option Plan
Date of inception	Jun-95	Oct-95	Oct-95	Jun-98	Jan-03	Jan-04	Mar-04	Oct-04	Sep-04	Sep-04	Oct-06

Eligibility	Employees, officers, directors, and consultants	Former employees and directors of Odesta	Eligible non- employee directors (1)	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Former employees, and consultants of Quest Software Inc.	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, and consultants of Hummingbird Inc.

Options granted to date	12,778,750	715,000	1,048,000	7,842,290	414,968	51,000	210,000	2,000,500	43,500	20,000	355,675

Options cancelled to date	(3,899,787)	(192,750)	(286,000)	(2,530,510)	(13,500)	(10,000)	(143,000)	(211,750)	(17,000)	(10,000)	(293,190)

Options exercised to date	(8,849,563)	(522,250)	(599,500)	(2,906,674)	(231,732)	—	—	(21,500)	(3,250)	—	—

Options outstanding	29,400	—	162,500	2,405,106	169,736	41,000	67,000	1,767,250	23,250	10,000	62,485

Termination grace periods	Immediately “for cause”; 90 days for any other reason	1 year due to death; 90 days for any other reason	Immediately “for cause”; 3 months for any other reason	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	Over a 4 or 5 year period; options exercisable up to 10 years from grant date	Vest over a 2 year period; options exercisable up to 10 years from grant date	Vest as of the date of the annual meeting of shareholders following the grant of the options	Determined by the Company. If not specified it is 25% per year	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Over a 4 year period, unless otherwise specified	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year	Determined by the Company. If not specified it is 25% per year

Exercise price range (average)	$4.88 –$5.94 ($5.24)	n/a	$7.41 – $7.41 ($7.41)	$6.09 – $24.77 ($11.93)	$12.09 – $13.50 ($12.25)	$26.24 – $26.24 ($26.24)	$26.24 – $26.24 ($26.24)	$14.02 – $23.36 ($16.86)	$17.99 – $17.99 ($17.99)	$17.99 –$17.99 ($17.99)	$18.36 –$27.75 ($22.35)

Expiration dates	12/15/2007 to 1/27/2008	n/a	3/5/2008 to 3/5/2008	10/1/2008 to 2/3/2016	11/1/2012 to 1/28/2013	1/27/2014 to 1/27/2014	1/27/2014 to 1/27/2014	12/9/2011 to 5/4/2014	9/30/2010 to 9/3/2013	9/30/2010 to 9/3/2013	10/2/2013 to 10/2/2013

(1)	Representing the Board of Directors of the Company or, if established and duly authorized to act, the Executive Committee of the Board of Directors of the Company.

A summary of option activity from June 30, 2004 is set forth below:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Options outstanding as of June 30, 2004	5,148,981	$10.77
Granted during Fiscal 2005	965,500	16.67
Cancelled	(240,919)	14.81
Exercised	(343,288)	5.71

Options outstanding as of June 30, 2005	5,530,274	11.93
Granted during Fiscal 2006	629,500	15.40
Cancelled	(355,322)	18.81
Exercised	(470,436)	7.75

Options outstanding as of June 30, 2006	5,334,016	12.25
Granted during Fiscal 2007	1,172,675	19.38
Cancelled	(562,358)	17.62
Exercised	(1,206,606)	9.19

Options outstanding as of June 30, 2007	4,737,727	$14.15

As of June 30, 2007, there were exercisable options outstanding to purchase 3,065,367 (June 30, 2006 – 3,782,649) Common Shares with a weighted average exercise price of $12.23 (June 30, 2006 – $10.69).

The following table summarizes information regarding stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2007	Weighted Average Exercise Price
$ 4.88 – $ 6.72	104,024	1.11	$6.26	104,024	$6.26
6.88 – 10.75	1,188,112	2.28	8.14	1,188,112	8.14
11.09 – 13.50	479,336	3.87	11.72	479,336	11.72
14.02 – 14.10	550,000	5.11	14.06	350,000	14.09
14.56 – 15.66	520,020	4.55	14.93	252,770	15.01
15.71 – 17.01	870,500	5.33	16.91	260,250	16.73
17.04 – 19.85	648,827	6.36	18.45	281,125	17.77
20.00 – 27.75	376,908	6.92	23.73	149,750	23.52

$ 4.88 – $27.75	4,737,727	4.47	$14.15	3,065,367	$12.23

Share-Based Payments

Summary of Outstanding Stock Options

As of June 30, 2007 options to purchase an aggregate of 4,737,727 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,299,470 stock options are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of the options the Company grants is set at an amount that is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under the Company’s stock option plans for the years ended June 30, 2007 and 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2006	5,334,016	$12.26
Granted	1,172,675	19.38
Exercised	(1,206,606)	9.19
Forfeited or expired	(562,358)	17.62

Outstanding at June 30, 2007	4,737,727	$14.15	4.47	$38,621

Exercisable at June 30, 2007	3,065,367	$12.23	3.66	$30,700

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at July 1, 2005	5,530,274	$11.93
Granted	629,500	15.40
Exercised	(470,436)	7.75
Forfeited or expired	(355,322)	18.81

Outstanding at June 30, 2006	5,334,016	$12.26	4.70	$11,681

Exercisable at June 30, 2006	3,782,649	$10.69	3.91	$14,185

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

For the year ended June 30, 2007, the weighted-average fair value of options granted, as of the grant date, was $7.22, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.7%; expected dividend yield of 0%; and expected life of 4.8 years. A forfeiture rate of 5%, based on historical employee turnover rates, was used to determine the net amount of compensation expense recognized.

In connection with the acquisition of Hummingbird, the Company issued a net number of 98,578 stock options to the former employees of Hummingbird in replacement of their fully vested Hummingbird stock options (“replacement options”). These replacement options were valued using the following weighted average assumptions: expected volatility of 47%; risk-free interest rate of 4.3%; expected dividend yield of 0%; and expected life of 4.5 years, resulting in an approximate fair value of $7.30 per replacement option. Approximately $286,000 has been allocated to the cost of the Hummingbird acquisition, and the remainder will be amortized to share-based compensation cost over a vesting period of 4 years.

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

The fair value of awards granted prior to July 1, 2005 is not adjusted to be consistent with the provision of SFAS 123R from the amounts previously disclosed, on a pro forma basis, in the audited Notes to the Consolidated Financial Statements in the Company’s Form 10-Ks or in the notes to the unaudited Condensed Consolidated Financial Statements in the Company’s Form 10-Qs, except that the unvested portion at the date of adoption is adjusted to reflect the Company’s estimate of forfeitures. As of June 30, 2007, the total compensation cost related to unvested stock awards not yet recognized in the consolidated statement of income was $11.5 million, which will be recognized over a weighted average period of approximately 2 years. As of June 30, 2006, the total compensation cost related to unvested stock awards not yet recognized in the consolidated statement of income was $9.2 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2007 was $5.4 million. Deferred tax assets of $875,000 were recorded, as of June 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2006 was approximately $5.2 million. Deferred tax assets of $622,000 were recorded, as of June 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the year ended June 30, 2007, cash in the amount of $11.1 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the year ended June 30, 2007 from the exercise of options eligible for a tax deduction was $1.3 million, which was recorded as additional paid-in capital.

For the year ended June 30, 2006, cash in the amount of $3.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the year ended June 30, 2006 from the exercise of options eligible for a tax deduction was $865,000, which was recorded as additional paid-in capital.

Employee Share Purchase Plan (“ESPP”)

During the year ended June 30, 2007, 38,470 Common Shares were issued under the ESPP for cash collected from employees totaling $621,000. In addition, cash in the amount of $129,000 was received from employees that will be used to purchase Common Shares in future periods.

During the year ended June 30, 2006, 281,093 Common Shares were issued under the ESPP for cash collected from employees totaling $3.4 million. In addition, cash in the amount of $660,000 was received from employees that was used to purchase Common Shares in future periods.

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the years ended June 30, 2007, 2006 and 2005, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM.

Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate.

During the three months ended December 31, 2006, the Company changed the manner in which it measures segment income (loss) from “adjusted operating margin” to “contribution margin” since it believes that, in the aftermath of its Hummingbird acquisition, contribution margin is more reflective of the operating performance of the reportable segments. There is no impact to the Company’s consolidated financial statements as a result of this change.

Contribution margin does not include amortization of intangible assets, depreciation, provision for (recovery of) special charges, other income (expense), interest income (expense), minority interest, and the provision for (recovery of) income taxes.

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Year ended June 30, 2007
Revenue from external customers	$279,185	$286,981	$29,498	$595,664
Operating costs	212,052	218,293	26,847	457,192

Contribution margin	$67,133	$68,688	$2,651	$138,472

Year ended June 30, 2006
Revenue from external customers	$197,852	$189,260	$22,450	$409,562
Operating costs	145,415	165,457	20,355	331,227

Contribution margin	$52,437	$23,803	$2,095	$78,335

Year ended June 30, 2005
Revenue from external customers	$173,767	$215,401	$25,660	$414,828
Operating costs	146,477	184,354	20,964	351,795

Contribution margin	$27,290	$31,047	$4,696	$63,033

A reconciliation of the totals reported for the operating segments to the applicable line items in the Financial Statements for the years ended June 30, 2007, 2006 and 2005 is as follows:

	Year ended June 30,
	2007	2006	2005
Total contribution margin from operating segments above	$138,472	$78,335	$63,033
Amortization and depreciation	74,638	39,202	35,449
Special charges (recoveries)	12,908	26,182	(1,724)

Total operating income	50,926	12,951	29,308
Interest, other income, taxes and minority interest	(29,266)	(7,973)	(8,949)

Net income	$21,660	$4,978	$20,359

	As of June 30, 2007	As of June 30, 2006
Segment assets:
North America	$751,904	$284,544
Europe	517,865	333,890
Other	57,076	38,576

Total segment assets	$1,326,845	$657,010

A reconciliation of the totals reported for the operating segments to the applicable line items in the Financial Statements as of June 30, 2007 and June 30, 2006 is as follows:

	As of June 30, 2007	As of June 30, 2006
Segment assets	$1,326,845	$657,010
Investments in marketable securities	—	21,025

Total assets	$1,326,845	$678,035

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area for the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007	2006	2005
Total revenues:
Canada	$41,630	$31,111	$20,279
United States	237,555	166,741	153,488
United Kingdom	70,475	37,528	50,103
Germany	95,661	71,494	79,086
Rest of Europe	120,845	80,238	86,212
Other	29,498	22,450	25,660

Total revenues	$595,664	$409,562	$414,828

	As of June 30, 2007	As of June 30, 2006
Segment assets:
Canada	$214,381	$104,592
United States	537,523	179,952
United Kingdom	102,503	53,501
Germany	199,312	178,966
Rest of Europe	216,050	101,423
Other	57,076	38,576

Total segment assets	$1,326,845	$657,010

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of June 30, 2007	As of June 30, 2006
North America	$350,358	$89,499
Europe	147,557	124,827
Other	30,397	21,197

	$528,312	$235,523

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by Fiscal year ended June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$544,250	$32,862	$64,876	$74,059	$372,453
Operating lease obligations *	94,929	24,920	43,019	16,092	10,898
Purchase obligations	5,529	2,660	2,642	227	—

	$644,708	$60,442	$110,537	$90,378	$383,351

*	Net of $6.2 million of non-cancelable sub-lease income to be received by the Company from properties which the Company has sub-leased to other parties.

Rental expense of $13.5 million, $11.3 million and $15.5 million was recorded during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s $390.0 million term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For the purpose of calculating the interest on the $390.0 million term loan, LIBOR has been assumed at 5.36%, which is the three-month LIBOR rate as of June 29, 2007. For details relating to the term loan and the mortgage see Note 10 “Long-term Debt and Financial Instruments and Hedging Activities” to the Notes to Consolidated Financial Statements.

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

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, the Company commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the Consolidated Statements of Income.

Based on the number of minority IXOS shareholders as of June 30, 2007, the estimated amount of Annual Compensation is approximately $492,000 for the year ended June 30, 2007. Additionally, an amount of approximately $397,000 was paid, against previously accrued amounts, to the IXOS minority shareholders on account of Annual Compensation for the year ended June 30, 2006. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

As of December 31, 2006, the Company acquired the remaining minority interest in Gauss for approximately $856,000. The Company now owns 100% of all issued and outstanding common shares of Gauss.

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

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying Consolidated Balance Sheets since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

NOTE 14—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$23,480	$397	$248
Cash received during the year for interest	3,512	1,884	1,625
Cash paid during the year for income taxes	25,450	2,953	6,658

During the year ended June 30, 2007, the Company acquired capital assets in the amount of $ 319,000 which were not paid for at the end of the fiscal year (June 30, 2006 – $1.9 million, June 30, 2005 – $3.8 million).

NOTE 15—ACQUISITIONS

Fiscal 2007

Momentum

In March 2007, Open Text acquired all issued and outstanding shares of Momentum, a privately held company that specializes in providing ECM solutions to U.S. government agencies. Open Text expects that the acquisition of Momentum will enhance its ability to provide services to the U.S. government market. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Established in 1993 and based in Arlington, Virginia, Momentum has been serving the government sector for more than 12 years by providing technical expertise to automate business processes. Momentum has experience using Open Text’s Livelink ECM software to develop integrated systems for its clients.

The results of operations of Momentum have been consolidated with those of Open Text beginning March 2, 2007.

Consideration for this acquisition consisted of $4.7 million in cash, of which $4.4 million was paid at closing, and $300,000 was paid into escrow for a period of one year, as provided for in the share purchase agreement. The Company additionally incurred approximately $368,000 in costs directly related to this acquisition. In addition, the Company paid an amount of $600,000 into escrow on account of a payment due to the former owner of Momentum in connection with his employment with the Company for a period of one year ending on March 1, 2008. This amount has been included as part of “Prepaid expenses and other current assets” in the consolidated financial statements and is being charged to operations over the 12 months commencing March 2, 2007.

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

Current assets (net of cash acquired of $620)	$1,454
Long-term assets	157
Goodwill *	3,340

Total assets acquired	4,951
Liabilities assumed	(506)

Net assets acquired	$4,445

*	Includes the fair value of intangible assets acquired as part of this acquisition. The Company is currently in the process of determining the fair value of such intangible assets and upon the final determination of such fair value the Company will allocate a portion of the purchase price to acquired intangible assets, resulting in a corresponding reduction to recorded goodwill.

The portion of the purchase price allocated to goodwill has been assigned to the Company’s North America segment and is deductible for tax purposes.

Hummingbird

In October 2006, Open Text acquired all of the issued and outstanding shares of Hummingbird, an enterprise software solutions company that specializes in the development of decision enabling web-based environments. Open Text expects that the combination of the two companies will strengthen its ability to offer an expanded portfolio of solutions aimed at a wide range of vertical markets. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Hummingbird’s software offerings fall into two principal product families: (i) Hummingbird Enterprise, and (ii) Hummingbird Connectivity. Hummingbird Enterprise is an integrated ECM suite comprised of solutions for a) document and content management, b) records management, c) knowledge management, d) collaboration, e) data integration, and f) business intelligence. Hummingbird Connectivity includes software applications for accessing “mission critical” back office applications and legacy data.

The results of operations of Hummingbird have been consolidated with those of Open Text beginning October 2, 2006.

Consideration for this acquisition, net of cash acquired, consisted of $412.5 million in cash including approximately $21.0 million associated with the open market purchases of Hummingbird shares acquired in June 2006 and $6.9 million of direct acquisition related costs.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Hummingbird’s net tangible and identifiable intangible assets, based on their estimated fair values as of October 2, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price is based on a preliminary valuation, conducted by the Company’s management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur in the first quarter of fiscal 2008.

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $88,287)	$69,704
Long-term assets	12,977
Customer assets	139,800
Technology assets	159,200
Goodwill	272,433

Total assets acquired	654,114
Deferred tax liabilities	(92,816)
Liabilities assumed	(148,807)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 94%, 4% and 2% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $40.4 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The Company will continue to evaluate and identify any material duplicative Hummingbird activities and areas where costs may be reduced during the remainder of the purchase price allocation period and include these in the determination of the fair value of this acquisition. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the quarter ended December 31, 2007. For further details relating to the type and amounts of these liabilities see Note 9 “Accounts payable and accrued liabilities” to the Notes to Consolidated Financial Statements.

Unaudited Proforma Results

The unaudited proforma information relating to Hummingbird included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been capitalized as part of the preliminary purchase allocation but includes the amortization charges from acquired intangible assets and adjustments to interest expense on account of long-debt obtained to partially finance this acquisition. See Note 10 “Long-term Debt and Financial Instruments and Hedging Activities” to the Notes to Consolidated Financial Statements. Non-recurring charges of $14.9 million and $4.8 million for the years ended June 30, 2007 and 2006 respectively are included in these unaudited proforma information. These charges relate primarily to one-time business combination and compensation costs incurred by Hummingbird prior to its acquisition by Open Text. The unaudited proforma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Hummingbird had taken place at the beginning of each of the periods presented.

(in thousands, except per share data)	Year ended June 30, 2007	Year ended June 30, 2006
	(Unaudited)	(Unaudited)
Total revenues	$654,964	$668,048
Net loss	$(23,721)	$(18,953)
Basic net loss per share	$(0.48)	$(0.39)
Diluted net loss per share	$(0.48)	$(0.39)

IXOS

As of June 30, 2007, the Company owned 96.02% (June 30, 2006 – 95.52%) of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases during the year ended June 30, 2007. Total consideration paid for the purchase of shares of IXOS during the year ended June 30, 2007 was approximately $1.4 million. The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

GAUSS

As of June 30, 2007, the Company owned 100.0% (June 30, 2006 – 95.0%) of the outstanding shares of Gauss. The Company increased its ownership of the shares of Gauss during the year ended June 30, 2007 by way of a judicial settlement reached with the minority shareholders of Gauss. For details of this settlement see Note 13 “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

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

Consideration for this acquisition consisted of $3.7 million in cash, of which $2.7 million was paid at closing and $1.0 million was paid into escrow, as provided for in the share purchase agreement. During Fiscal 2006, $864,000 was paid in cash, with the remainder paid in Fiscal 2007.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets, including cash acquired of $315	$1,537
Long-term assets	114
Customer assets	700
Technology assets	1,300
Goodwill	2,104

Total assets acquired	5,755
Total liabilities assumed	(2,093)

Net assets acquired	$3,662

The customer assets of $700,000 have been assigned a useful life of five years. The technology assets of $1.3 million have been assigned a useful life of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $444,000. The liabilities related to severance charges, transaction costs, and costs relating to excess facilities. The purchase price was subsequently adjusted to reduce , on a net basis, acquisition related liabilities by $130,000 due to the refinement of management’s original estimates. All liabilities related to transaction-related charges and excess facilities have been fully paid as of June 30, 2007.

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

Current assets, including cash acquired of $773	$2,165
Long-term assets	3,936
Customer assets	1,646
Technology assets	3,204
Goodwill	—

Total assets acquired	10,951
Total liabilities assumed	(5,703)

Net assets acquired	$5,248

The customer assets of $1.6 million have been assigned a useful life of five years. The technology assets of $3.2 million have been assigned useful lives of three to five years.

As part of the purchase price allocation, the Company originally recognized liabilities in connection with this acquisition of $1.7 million. The liabilities related to severance charges, transaction costs, and costs relating to facilities. The purchase price was subsequently adjusted to reduce, on a net basis, acquisition-related liabilities by $547,000 due to the refinement of management’s estimates. Liabilities related to severance charges and transaction costs were fully paid as of June 30, 2006 and June 30, 2007, respectively. Liabilities related to excess facilities will be paid over the term of the lease which expires in May 2010.

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

Current assets	$264
Long-term assets	63
Customer assets	10,900
Technology assets	8,430
Goodwill	9,555

Total assets acquired	29,212
Total liabilities assumed	(5,522)

Net assets acquired	$23,690

The customer assets of $10.9 million and the technology assets of $8.4 million have been assigned useful lives of five years.

The portion of the purchase price allocated to goodwill was assigned to the Company’s North America reportable segment. The goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company originally recognized transaction costs in connection with this acquisition of $480,000. The purchase price was subsequently adjusted to reduce acquisition-related liabilities by $108,000 due to the refinement of management’s estimates. These costs have been full paid as of June 30, 2007.

NOTE 16—INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income before income taxes consisted of the following:

	Year Ended June 30,
	2007	2006	2005
Domestic income	$8,550	$15,206	$20,255
Foreign income (loss)	23,836	(5,556)	7,314

Income before income taxes	$32,386	$9,650	$27,569

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2007	2006	2005
Expected statutory rate	36.12%	36.12%	36.10%
Expected provision for income taxes	$11,698	$3,486	$9,952
Effect of permanent differences	7,890	2,314	534
Effect of foreign tax rate differences	(2,297)	(569)	(3,456)
Benefit of losses	(1,121)	(3,018)	(3,977)
Change in valuation allowance	(3,650)	4,892	5,132
Difference in tax filings from provision	(1,462)	(2,792)	(2,522)
Other items	(724)	(220)	1,295

	$10,334	$4,093	$6,958

The subsequent recognition of a benefit related to the realization of tax loss carry forwards or deductible temporary differences acquired in a business combination where a valuation allowance had been established for these assets at the date of acquisition are applied to reduce goodwill and are not included in income. During Fiscal 2007, the recognition of $4.8 million (June 30, 2006 – $19.3 million) in pre-acquisition tax benefits of acquired companies was recorded as an adjustment (reduction) to goodwill.

As at June 30, 2007, a valuation allowance of $135.8 million (June 30, 2006 – $94.3 million) has been recorded on acquired deferred tax assets in business combinations where the Company had concluded that it is more likely than not that all or a portion of the acquired tax benefits would not be realized in the future. Subsequent recognition of these tax benefits will be applied as a reduction in goodwill.

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2007	2006	2005
Domestic:
Current income taxes	$—	$—	$—
Deferred income taxes	3,410	2,730	2,173

	3,410	2,730	2,173

Foreign:
Current income taxes	29,431	8,407	8,126
Deferred income taxes	(22,507)	(7,044)	(3,341)

	6,924	1,363	4,785

Provision for income taxes	$10,334	$4,093	$6,958

The Company has approximately $9.7 million of domestic non-capital loss carryforwards which expire between 2010 and 2027 and $10.0 million of domestic capital loss carryforwards that have no expiry date. In addition, the Company has $402.9 million of foreign non-capital loss carry forwards of which $304.8 million have no expiry date. $28.4 million of these are U.S. losses that are restricted and can only be used against the profits of a previously acquired company in accordance with a statutory formula. The remainder of the foreign losses expire between 2008 and 2025. In addition, investment tax credits of $9.6 million will expire between 2014 and 2017.

The primary temporary differences which gave rise to net deferred tax assets at June 30, 2007 and 2006 are:

	Year Ended June 30,
	2007	2006
Deferred tax assets
Non-capital loss carryforwards	$160,512	$140,740
Capital loss carryforwards	1,804	2,204
Undeducted scientific research and development expenses	19,166	9,033
Depreciation and amortization	13,664	8,826
Restructuring costs and other reserves	33,114	23,764
Other	12,143	8,832

Total deferred tax asset	240,403	193,399
Valuation allowance	(168,077)	(127,490)

Net deferred tax asset	72,326	65,909

Deferred tax liabilities
Scientific research and development tax credits	1,893	1,359
Deferred credits	1,601	4,151
Acquired intangibles	114,454	23,009
Other	3,672	3,154

Deferred tax liabilities	121,620	31,673

	$(49,294)	$34,236

Comprised of:
Current assets	$30,248	$28,724
Long-term assets	42,078	37,185
Current liabilities	(1,601)	(12,183)
Long-term liabilities	(120,019)	(19,490)

	$(49,294)	$34,236

The Company believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The Company continues to evaluate its taxable position quarterly and considers factors by taxing jurisdiction, such as estimated taxable income, the history of losses for tax purposes and the growth of the Company, among others.

NOTE 17—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring Plan

In December 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan are expected to be approximately $7.0 million, of which $6.4 million has been recorded within Special charges for the year ended June 30, 2007. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and are expected to be paid by December 31, 2008, and August 31, 2010, respectively. However on a quarterly basis, the Company will conduct an evaluation of these balances and revise its assumptions and estimates, as appropriate.

A reconciliation of the beginning and ending liability is shown below:

Fiscal 2007 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	5,766	189	467	6,422
Cash payments	(4,621)	(112)	(467)	(5,200)
Foreign exchange and other adjustments	84	(32)	—	52

Balance as of June 30, 2007	$1,229	$45	$—	$1,274

The following table outlines restructuring charges incurred under the Fiscal 2007 restructuring plan, by segment, for the year ended June 30, 2007.

Fiscal 2007 Restructuring Plan—by Segment	Work force reduction	Facility costs	Other	Total
North America	$2,007	$—	$282	$2,289
Europe	3,759	189	173	4,121
Other	—	—	12	12

Total charge by segment for the year ended June 30, 2007	$5,766	$189	$467	$6,422

Fiscal 2006 Restructuring Plan

In the three months ended September 30, 2005, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. In the year ended June 30, 2007, the Company recorded recoveries from special charges of $564,000. The provision related to workforce reduction is expected to be paid by September 30, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for the Fiscal 2006 restructuring plan is shown below for the years ended June 30, 2007 and 2006.

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(654)	(6)	96	(564)
Cash payments	(1,879)	(2,973)	(105)	(4,957)
Foreign exchange and other adjustments	(18)	190	—	172

Balance as of June 30, 2007	$134	$1,346	$—	$1,480

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals	13,982	6,708	933	21,623
Cash payments	(11,788)	(2,770)	(924)	(15,482)
Foreign exchange and other adjustments	491	197	—	688

Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829

The following table outlines restructuring charges incurred under the Fiscal 2006 restructuring plan, by segment, for the year ended June 30, 2007:

Fiscal 2006 Restructuring Plan—by Segment	Work force reduction	Facility costs	Other	Total
North America	$(190)	$(49)	$19	$(220)
Europe	(456)	43	82	(331)
Other	(8)	—	(5)	(13)

Total charge (recoveries) by segment for the year ended June 30, 2007	$(654)	$(6)	$96	$(564)

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. (“Fiscal 2004 restructuring plan”) The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011.

A reconciliation of the beginning and ending liability for the Fiscal 2004 restructuring plan is shown below for the years ended June 30, 2007, 2006 and 2005.

Fiscal 2004 Restructuring Plan	Facility costs
Balance as of June 30, 2006	$1,170
Accruals	202
Cash payments	(521)
Foreign exchange and other adjustments	413

Balance as of June 30, 2007	$1,264

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(139)	(306)
Cash payments	—	(659)	(659)
Foreign exchange and other adjustments	—	90	90

Balance as of June 30, 2006	$—	$1,170	$1,170

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2004	$3,290	$2,538	$90	$5,918
Revisions to prior accruals	(1,423)	(301)	—	(1,724)
Cash payments	(1,700)	(359)	(90)	(2,149)
Foreign exchange and other adjustments	—	—	—	—

Balance as of June 30, 2005	$167	$1,878	—	$2,045

Accretion of excess facility obligations relating to the IXOS acquisition

In June 2007, based upon the Company’s periodic review of the estimates of the future sub-lease income, which is embedded in the estimate of accruals for excess facility obligations, the company reduced the original estimate for future sub-lease income relating to an excess facility acquired as part of the IXOS acquisition. The IXOS acquisition was consummated in March 2004.

In accordance with EITF 95-3, the original acquisition-related accrual for this facility was reduced by an estimate for future sub-lease income. EITF 95-3 also requires that any accretions to the original estimate, occurring one year after the date of the acquisition, be included in the determination of net income for the period in which such accretions are determined. Accordingly, the Company has included an amount of $6.2 million within Special charges on account of the revision of the original estimate of sub-lease income.

Impairment of intangible assets

During the year ended June 30, 2007 and 2006, impairment charges of $697,000 and $1.0 million, respectively, were recorded relating to a write-down of certain intellectual property in North America. The intellectual property represents the fair value of acquired technology from the Corechange acquisition which closed in the 2003 fiscal year. The triggering event that gave rise to the impairments was a shift in the marketing and development strategy associated with the intellectual property and the Company’s assessment of the acquired technology relative to its product lifecycle. The impairments were measured as the excess of the carrying amount over the discounted projected future net cash flows. In addition, in Fiscal 2006 the Company changed its estimate of the remaining useful life of the intellectual property from four to two years. The change in estimate was accounted for on a prospective basis. As of June 30, 2007, the carrying value of the intellectual property is nil.

Impairment of capital assets

There were no impairment charges recorded against capital assets during the year ended June 30, 2007.

During the year ended June 30, 2006, impairment charges of $3.8 million were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on the Company’s estimates of disposal proceeds, net of anticipated costs to sell.

NOTE 18—OTHER INCOME (EXPENSE)

Included in other income (expense) for the year ended June 30, 2007 are primarily foreign exchange gains of $1.1 million.

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

	Year Ended June 30,
	2007	2006	2005
Basic earnings per share
Net income	$21,660	$4,978	$20,359

Basic earnings per share	$0.44	$0.10	$0.41

Diluted earnings per share
Net income	$21,660	$4,978	$20,359

Diluted earnings per share	$0.43	$0.10	$0.39

Weighted average number of shares outstanding
Basic	49,393	48,666	49,919
Effect of dilutive securities	1,515	1,284	2,173

Diluted	50,908	49,950	52,092

Excluded as anti-dilutive *	1,423	1,947	622

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the fiscal year.

NOTE 20—RELATED PARTY TRANSACTIONS

During Fiscal 2007, Mr. Stephen Sadler, a director, received approximately $420,000 (Fiscal 2006 – $37,000, Fiscal 2005 – $316,000) in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 21—SUBSEQUENT EVENTS

On September 10, 2007 the Company’s Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”). The LTIP takes effect for the Company’s Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby the Company will make a series of annual grants, each of which covers a three year performance period, to its executive officers, upon the executive officer meeting pre-determined performance targets. Awards may range from 100% to 150% of target, based on the executive officer’s accomplishments over the three year period. The maximum amount that an executive officer may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. The Company expects to pay awards under the LTIP in cash.

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

Our management assessed our internal control over financial reporting as of June 30, 2007, the end of our fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Any evaluation of prospective control effectiveness, with respect to future periods, are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Hummingbird Ltd. on October 2, 2006, which are included in our fiscal 2007 consolidated financial statements and which, in the aggregate, consisted of approximately 29% of total assets, as of June 30, 2007 .

(C) Attestation Report of the Independent Registered Public Accounting Firm

On June 20, 2007, the SEC adopted rules to require the expression of a single opinion directly on the effectiveness of internal controls over financial reporting (“ICFR”) by the auditor in its attestation report on ICFR. Therefore, the SEC no longer requires the auditor to separately express an opinion concerning management’s assessment of the effectiveness of the company’s ICFR.

On July 25, 2007, the SEC approved PCAOB Auditing Standard No. 5 (“AS 5”), which replaces Auditing Standard No. 2 (“AS 2”) as guidance for conducting an audit of ICFR. The standard must be used for all audits of internal controls performed in conjunction with financial statement audits with fiscal years ending on November 15, 2007 or later. Early adoption is permitted and encouraged for companies filing annual reports after the effective date of amended SEC rules relating to ICFR. KPMG has issued an AS 5 form of report which includes only a report on the effectiveness of internal control over financial reporting.

(D) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, in which our Chief Executive Officer and Chief Financial Officer participated, management has concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On September 10, 2007 our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”). The LTIP takes effect for our Fiscal 2008 Year, starting on July 1, 2007. The LTIP is a rolling three year program whereby we will make a series of annual grants, each of which covers a three year performance period, to our executive officers, upon the executive officer meeting pre-determined performance targets. Awards may range from 100% to 150% of target, based on the executive officer’s accomplishments over the three year period. The maximum amount that an executive officer may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We expect to pay awards under the LTIP in cash.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information as to our directors and executive officers as of September 1, 2007.

Name	Age	Position with Company	Principal Occupation
P. Thomas Jenkins Ontario, Canada	47	Executive Chairman and Chief Strategy Officer	Executive and Chief Strategy Officer

John Shackleton Illinois, USA	60	President and Chief Executive Officer	President and Chief Executive Officer

Randy Fowlie (2)(3) Ontario, Canada	47	Director	Private Consultant

Brian Jackman (2)(3) Illinois, USA	66	Director	President, the Jackman Group, Inc.

Ken Olisa (1)(3) London, UK	55	Director	Chairman, Restoration Partners

Stephen J. Sadler Ontario, Canada	56	Director	Chairman and Chief Executive Officer, Enghouse Systems Limited

Michael Slaunwhite (2) Ontario, Canada	46	Director	Executive Chairman, Halogen Software Inc.

Gail Hamilton (1) Texas, USA	57	Director	Former Executive Vice President, Symantec

Paul McFeeters Ontario, Canada	53	Chief Financial Officer	Chief Financial Officer

Bill Forquer Ohio, USA	49	Executive Vice President, Marketing and President, Defined Markets	Executive Vice President, Marketing and President, Defined Markets

Kirk Roberts Ontario, Canada	46	Corporate Executive Vice President and President, Livelink Enterprise Content Management Division	Corporate Executive Vice President and President, Livelink Enterprise Content Management Division

John Wilkerson Illinois, USA	51	Executive Vice President, Worldwide Sales and Services	Executive Vice President, Worldwide Sales and Services

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

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

John Shackleton has served as a director of the Company since January 1999 and as the President and Chief Executive Officer of the Company since July 2005. From November 1998 to July 2005, Mr. Shackleton served as President of the Company. From July 1996 to 1998, Mr. Shackleton served as President of the Platinum Solution division for Platinum Technology Inc. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase, Inc., as Vice President of Worldwide Consulting at View Star Corp., a document management imaging company, and he directed several consulting practices for Oracle Systems Corp.

Randy Fowlie has served as a director of the Company since March 1998. Mr. Fowlie has been a private consultant since July 2006. From January 2005 until July 14, 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media of Leitch Business Unit (of Harris Broadcast Communications Division), a public software and hardware company, which acquired Inscriber Technology Corporation in January 2005. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a computer software company, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie was a partner with KPMG Chartered Accountants where he worked from 1984. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant.

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

Ken Olisa has served as a director of the Company since January 1998. Mr. Olisa is the Founder and Chairman of Restoration Partners, a boutique technology merchant bank, which was launched in 2006. Prior thereto Mr. Olisa was Chairman & CEO of Interregnum Plc., a publicly traded UK technology merchant bank, which he founded in 1992. After working for IBM from 1974 to 1981, Mr. Olisa held various positions with Wang Laboratories Inc. between 1981 and 1992, most recently as Senior Vice President and General Manager, Europe, Africa and Middle East. Mr. Olisa is a director of Reuters Group Plc and of several other private information technology companies in the UK. Mr. Olisa is a Liveryman of the Worshipful Company of Information Technologists; a Freeman of the City of London; a Director of the Reuters Foundation; Chairman of Thames Reach, a charity working to shelter and resettle the homeless in London; and a Governor of the Peabody Trust. Mr. Olisa holds an MA from Cambridge University in Natural, Social, Political and Management Science.

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

Michael Slaunwhite has served as a director of the Company since March 1998. Mr. Slaunwhite is presently Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen Software Inc., a leading provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies assisting them with strategic and financing plans. Mr. Slaunwhite was Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds B.A. Commerce (Honours) from Carleton University.

Gail Hamilton most recently led a team of over 2,000 employees worldwide at Symantec and had P&L responsibility for the global services and support business. Previously Ms. Hamilton led all of Symantec’s consumer and enterprise product development, marketing and support. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003, Information Security Magazine recognized Ms. Hamilton as one of the ‘20 Women Luminaries’ shaping the security industry. Ms. Hamilton has over 20 years experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and HP, as well as Microtec Research. She is a member of the board of directors of Ixia (a provider of IP network testing solutions), Washington Group International (an engineering and construction services company) and Surgient (a supplier of virtualization technology). Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University.

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

Bill Forquer was appointed Executive Vice President, Marketing and President, Defined Markets in July 2007. Prior to that, Mr. Forquer was Executive Vice President, ECM Business Development. From 2003 to 2005, he served as Executive Vice President, Marketing. Mr. Forquer has also held the position of Senior Vice President, Business Development of the Company. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions, Inc. (IDI) where Mr. Forquer was President. Mr. Forquer began his career in 1981 at Battelle Laboratories developing the software that subsequently was spun-out as IDI. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Kirk Roberts was appointed Corporate Executive Vice President and President, Livelink Enterprise Content Management Division in July 2007. Prior to that, Mr. Roberts was Executive Vice President, Product Solutions and Marketing. From 2003 to 2005, Mr. Roberts served as Executive Vice President, Services for the Company. Mr. Roberts has been in the online services and software industry for over 20 years. Prior to joining the Company in 1996 Mr. Roberts founded NirvCentre, one of Canada’s first online service providers, where he served as the senior executive for ten years. In 1996, as a result of a strategic acquisition, Mr. Roberts joined Open Text, and designed and launched the Livelink Online Service—a global Livelink application hosting service for large corporations.

John Wilkerson was appointed Executive Vice President, Worldwide Sales and Services in August 2006. Mr. Wilkerson has over 25 years of experience working in the hi-technology industry. From 2003 to 2006, Mr. Wilkerson served as Executive Vice President of Global Sales, Business Development, Technical Services and Customer Support at Bocada Corporation. From 2002 to 2003, Mr. Wilkerson served as Vice President of United States Services for Microsoft Corporation, where Mr. Wilkerson was responsible for the operating plan and execution of Microsoft Consulting services and Premier Support services for the U.S. From 1999 to 2002, Mr. Wilkerson served as Vice President and President of Global Alliances at Electronic Data Systems Corporation. Mr. Wilkerson has also had other executive and management positions at Oracle Corporation and

IBM Corporation. Currently Mr. Wilkerson is a director on the Advisory Board for Bocada Corporation and Tide Line Capital, both privately held, venture-backed companies. Mr. Wilkerson has a Bachelor of Science degree in Business Management from Seattle Pacific University, as well as a number of other post-graduate degrees in marketing, management, and technical studies at several universities across the United States.

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

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2007.

This report is provided by the following independent directors, who comprise our Compensation Committee:

Ken Olisa and Gail Hamilton

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of Open Text’s board of directors (or the Compensation Committee) is responsible for making recommendations to Open Text’s board of directors (or the Board) with respect to the compensation of our principal executive officer, principal financial officer and our three most highly compensated executives, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). Our Compensation Committee ensures that total compensation paid to our Named Executive Officers is fair and reasonable and consistent with our compensation philosophy. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	John Shackleton—President and Chief Executive Officer;

•	P. Thomas Jenkins—Executive Chairman and Chief Strategy Officer;

•	Paul McFeeters—Chief Financial Officer

•	Kirk Roberts—Executive Vice President and President Livelink Enterprise Content Management Division

•	John Wilkerson—Executive Vice President, Worldwide Sales and Services

Compensation Oversight Process

Our Compensation Committee has responsibility for the oversight of executive compensation and recommends compensation planning to the Board for final approval.

We often seek the advice of outside compensation consultants to provide assistance and guidance on compensation issues. Consultants are screened and chosen by our Compensation Committee in discussion with our management. The consultants provide our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultants assist our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation. The consulting firm that we relied upon in performing these functions during Fiscal 2007 was Towers Perrin of Toronto, Canada.

Our Compensation Committee considers the impact of tax and accounting treatment for the different types of compensation programs it approves and ensures that compensation programs comply with tax, regulatory and accounting requirements in both the United States and in Canada, as well as with all applicable securities laws in the United States and in Canada.

Our Compensation Committee met five times during Fiscal 2007. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting, which are reviewed and approved by the Chairman of our Compensation Committee. Following the approval of the Chairman of our Compensation Committee, meeting materials are generally mailed to Compensation Committee members for review approximately one week in advance of each meeting.

Role of Executive Officers in the Compensation Process

Our Compensation Committee recommends all compensation decisions with respect to our executive officers to the Board for the Board’s final approval. While our Compensation Committee alone makes all recommendations with respect to Mr. Shackleton’s and Mr. Jenkins’ compensation, our Compensation Committee does consider the recommendations of Mr. Shackleton when making compensation decisions regarding all other Named Executive Officers. Our Board conducts the initial discussions and makes the initial decisions with respect to the compensation of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board communicates its decisions and provides further discussion in an executive session in which management is allowed to attend. Management works with the outside compensation consultants by providing internal information as necessary to facilitate comparisons of our compensation programs to those programs of our peers and competitors.

Compensation Philosophy

We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder goals.

Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy—short and long-term goals should be reflected in our overall compensation program;

•	Performance sensitive—compensation should be linked to operating and market performance of our organization and fluctuate with performance; and

•

Market relevant—our compensation program should provide market competitive pay in terms of value and structure in order to retain existing employees who are performing according to their objectives and to attract new recruits of the highest calibre.

Our reward package is based primarily on results achieved by the company as a whole. Three of the five Named Executive Officers (Tom Jenkins, John Shackleton and Kirk Roberts) have a minority element of their reward package determined by their fulfillment of personal strategic goals. Some of these personal strategic goals are:

•	Leadership ability;

•	The ability to stay at the forefront of technological innovation;

•	The ability to effectively implement mergers and acquisitions;

•	Demonstrated commitment to our organization;

•	Success in attracting and retaining customers;

•	The quality and effectiveness of the corporate governance policies and procedures that are in place; and

•	The effectiveness of organizational structure of Open Text including without limitation the ability to recruit and retain motivated employees throughout the organization.

Compensation Objectives

The objectives of our compensation program are:

•	To attract and retain highly qualified executive officers with a history of proven success;

•	To align the interests of executive officers with our interests and with the execution of our business strategy;

•

To evaluate executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value such as world-wide revenue, world-wide adjusted net income and world-wide expenses; and

•	To tie compensation directly to those measurements and rewards based on achieving and overachieving predetermined objectives.

Attracting and Retaining Highly Qualified Executive Officers

We seek to attract and retain high performing executives by offering:

•	Competitive compensation; and

•	An appropriate mix and level of short-term and long-term financial incentives.

Competitive Compensation

Aggregate compensation for each Named Executive Officer is designed to be competitive. We research and refer to the compensation practices of similarly situated companies in determining our compensation policy. In addition, we participate in numerous studies throughout the year pertaining to our market and our industry.

Our Compensation Committee reviews data related to compensation levels and programs of other companies prior to making its decisions. Each year, the consultant hired by our Compensation Committee performs an assessment of the compensation of our executives. The consultant uses a benchmarking process that compares all material elements of our compensation programs with those of other companies that have similar characteristics. The purpose of this process is to:

•	Understand the competitiveness of current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive awards for our Compensation Committee’s approval.

In determining the compensation for the Named Executive Officers, we look at available compensation information with respect to companies which:

•	Are similar in size to Open Text;

•	Are located in North America; and

•	Have a global presence in the technology industry.

In this research, we work with the consultant to perform a benchmark analysis with respect to all material elements of compensation.

Short-Term and Long-Term Financial Incentives

To motivate our executives to achieve our short-term corporate goals, we allow all of our Named Executive Officers to participate in our variable short-term incentive plan. The primary component of our variable short-term incentive plan is the award of cash incentive payments.

Our practice in the past has been to provide long-term incentive compensation to our Named Executive Officers in the form of a periodic grant of stock options. This grant of options is in addition to the grant of options made upon the hiring of the Named Executive Officer. The granting of stock options pursuant to our existing stock option plan is the sole long-term incentive that we employ. On September 10, 2007, our Board approved the implementation of a new long-term incentive compensation plan (or the New Long-Term Incentive Plan). The New Long-Term Incentive Plan came into effect during the fiscal year ending June 30, 2008 (or Fiscal 2008). Our goal in designing the New Long-Term Incentive Plan is to provide our executives with an opportunity to make an investment in Open Text and to have a stake in our future. The New Long-Term Incentive Plan endeavors to encourage and reward superior performance by tying an increase in the Named Executive Officer’s compensation with improvements in our performance and with an increase in the value of our shareholders’ investment.

Further information regarding the determination and the mechanics of our short-term and long-term incentives may be found in the following section which discusses the alignment of the Named Executive Officer’s interests with our interests.

Aligning the Interests of the Named Executive Officers with the Interests of Open Text

We believe that transparent, objective and easily verified corporate goals, combined with individual performance goals with respect to some of our Named Executive Officers, play an important role in creating and maintaining an effective compensation strategy. Our objective is to facilitate an increase in shareholder value through the achievement of these corporate goals by the Named Executive Officers working in conjunction with all of our valued employees.

We use a combination of fixed and variable compensation to motivate our executives to achieve our corporate goals. For Fiscal 2007, the two basic components of our executive officer compensation program were:

•	Fixed salary and benefits; and

•	Variable short-term incentives.

Salary and benefits represent the majority of total cash-based compensation and variable short-term incentive payments represent the rest. During Fiscal 2007, we did not have a long-term incentive plan in place. However, our Board approved our New Long-Term Incentive Plan on September 10, 2007, and the New Long-Term Incentive Plan will be in effect during Fiscal 2008.

A significant component of cash-based compensation is at risk and tied to quantitative performance targets. Compensation that is at risk means compensation that may or may not be paid to the respective officer depending on whether the executive officer is able to meet or exceed his or her applicable performance targets. Approximately thirty percent to fifty percent of the cash-based compensation of our Named Executive Officers is at risk and tied to quantitative performance targets. The chart below provides the approximate composition of the total cash-based compensation provided to each Named Executive Officer:

Named Executive Officer	Fixed Salary and Benefits Percentage (“Not At Risk”)	Variable Short-Term Incentive Percentage (“At Risk”)
Tom Jenkins	50%	50%
John Shackleton	50%	50%
Kirk Roberts	60%	40%
John Wilkerson	55%	45%
Paul McFeeters	70%	30%

Our Compensation Committee will adjust the percentage of the Named Executive Officer’s compensation that is at risk depending on the Named Executive Officer’s responsibilities and objectives.

Fixed Salary and Benefits

Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.

Base Salary

Base salary for our Named Executive Officers, other than for Mr. Jenkins and for Mr. Shackleton, is reviewed annually by the Named Executive Officers’ reporting manager and by Mr. Shackleton, and then by the Compensation Committee and the Board of Directors. Base salary for Mr. Jenkins and for Mr. Shackleton is reviewed annually by our Compensation Committee and by our Board. The base salary review for each executive officer takes into consideration factors such as current competitive market conditions and the particular skills such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance of the particular individual. Information with regard to competitive market conditions is gained by our Compensation Committee through the assistance of our management and of the external compensation consultants.

The performance of each of the Named Executive Officers, other than Mr. Shackleton and Mr. Jenkins is assessed by Mr. Shackleton, in his capacity as the direct supervisor of the three other Named Executive Officers. Our Board assesses the performance of each of Mr. Shackleton and Mr. Jenkins. Our Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board communicates its decisions and provides further discussion in an executive session in which management is allowed to attend. Each Named Executive Officer also performs a self-assessment.

Perquisites

Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. Our executive officers are entitled to few benefits that are not otherwise available to all of our employees. Each Named Executive Officer receives a base allowance per year for primarily the purposes of:

•	Participating in an annual executive medical physical examination;

•	Maintaining membership in a health club; and

•	Purchasing financial advice and related services.

For descriptions of other perquisites that we provide, please see the “All Other Compensation” column to our Summary Compensation table below.

Other Benefits

We provide various employee benefit programs such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance;

•	Tuition reimbursement programs; and

•	Retirement savings plans.

These benefit programs are generally available to all of our employees, including our Named Executive Officers.

Variable Short-Term Incentives

The amount of the variable short-term incentive payable to each Named Executive Officer is based on the ability of each Named Executive Officer to meet pre-established qualitative and quantitative corporate objectives approved by our Board, such as annual revenue and adjusted net income targets. In addition, there may be incentives offered based upon the performance of the Named Executive Officer’s division or area of responsibility. An example of such an incentive is world-wide divisional expenses. World-wide divisional expenses are the direct costs of production, operating expenses and overhead expenses for a particular division of our operations. World-wide divisional expenses are an objective used to measure the performance of Mr. McFeeters, Mr. Roberts, and Mr. Wilkerson. We compare actual world-wide divisional expenses against the budget for these expenses which we set at the beginning of the fiscal year so that we may calculate a portion of these Named Executive Officers’ short-term incentive income.

No Named Executive Officer, other than Mr. McFeeters, has any cash incentive payments tied to qualitative objectives. With respect Mr. McFeeters, 10% of his target variable compensation is based on our Audit Committee’s assessment of his performance.

One measure which we use to determine the amount of the cash incentive we award to each Named Executive Officer is adjusted net income. Adjusted net income is a financial measure that excludes certain non-operational charges that have no effect on our operating decisions. Adjusted net income is an important variable that helps us internally assess and evaluate the performance of our business. Adjusted net income is calculated as net income excluding, where applicable, the amortization of acquired intangible assets, other income (expense), share-based compensation and restructuring, all net of tax. In addition, for the purposes of determining the cash incentive we award to each Named Executive Officer, adjusted net income is further adjusted to remove the effects of foreign exchange fluctuations and the effects of any acquisitions not contemplated at the time that the corporate objectives for executive performance targets with respect to the applicable Named Executive Officer were established.

Another measure which we use to determine the amount of the cash incentive we award to each Named Executive Officer is world-wide revenue. We calculate this measure by comparing actual world-wide revenue generated to target world-wide revenue set at the beginning of the fiscal year. World-wide revenue is derived from the “Total Revenues” line of our audited income statement with no adjustments or other alterations made to this figure. World-wide revenue is an important variable that helps us to assess the Named Executive Officer’s role in helping us to grow and manage our business.

Variable Long-Term Incentives

With respect to the stock options we grant, our Board, subject to the recommendation of our Compensation Committee, makes the following determinations:

•	The names of the Named Executive Officers and others who are entitled to participate in the stock option plan;

•	The number of options to be granted under the plan in general and to each recipient in particular;

•	The exercise price for each stock option granted;

•	The date in which each option is granted;

•	The exercise period for each stock option; and

•	The other material terms and conditions of each stock option grant.

Our Board makes this determination subject to the provisions of our currently existing stock option plans, and is guided by a table of annual ranges for grants of our stock options. Gains from prior option grants are not considered when setting the amount of long term incentive awards to any Named Executive Officer.

We periodically award grant options to our Named Executive Officers and to our other employees each quarter. During each quarter, our Board conducts meetings in which it reviews and approves grants of options. The grant dates for these options abide by the provisions of our insider trading policy, which states in part that stock options may not be granted while a “trading window” is closed. Generally, the “trading window” is closed during the period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which our quarterly or annual financial results, as applicable, have been publicly released. If our Board approves the issuance of stock options while a trading window is closed, these stock options are not granted until the trading window reopens.

Our stock options are granted:

•	On the second trading day for the NASDAQ market following the date on which our quarterly or annual financial results, as applicable, are released; and

•	At a price that is not less than the closing price of our common shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.

The Open Text stock option plan and the insider trading policy govern the timing of the grants of options to employees (including all of the Named Executive Officers), grants to our non executive employees generally follow the same schedule of dates as option grants to our Named Executive Officers. Most grants of options to employees other than to our Named Executive Officers are issued at the time we hire the individual employee. The stock option administration group within our finance division administers our stock option program.

New Long-Term Incentive Plan

On September 10, 2007, our Board approved the implementation of the New Long-Term Incentive Plan. The New Long-Term Incentive Plan will be in effect during Fiscal 2008. The New Long-Term Incentive Plan is a rolling three year program, which means that, pursuant to the terms of the New Long-Term Incentive Plan, we make a series of annual grants, each of which covers a three year performance period. Initial grants will be calculated using a percentage of the Named Executive Officer’s total target compensation. For example, a target compensation of $500,000 combined with 100% fulfillment of the performance criteria will result in a $500,000 award under the New Long-Term Incentive Plan. Three performance criteria will be used to measure performance over the relevant three year period:

•

Absolute share price—if our common shares appreciate to a predetermined price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days, the absolute share price target will be achieved;

•

Relative total shareholder return—if, over a three year period, our common shares appreciate at a rate which exceeds the rate of appreciation for the Standard & Poor’s Mid Cap 400 – Software and Services Index by a prearranged percentage, the relative total shareholder return target will be achieved; and,

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of a three year period reaches a preset amount, the average adjusted earnings per share target will be met (adjusted earnings per share means net income plus non-operational charges that have no effect on our operating decisions, with the resulting sum divided by the total number of common shares outstanding).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25%.

Awards may range from 100% to 150% of target based on the Named Executive Officer’s accomplishments over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. For example, if a Named Executive Officer were to exceed the maximum established for absolute share price, he or she would receive a weighting in that performance criterion of 56.25% and a total award equal to 118.75% times the Named Executive Officer’s base salary if he or she met the targets established for the other two performance criteria. If the Named Executive Officer does not meet the target set for a particular performance criterion, he or she would not receive any award with respect to that criterion. However, the Named Executive Officer may receive an award with regard to any of the other two performance criteria if he or she met or exceeded the targets set for the applicable performance criterion. For example, if a Named Executive Officer failed to meet the target set for relative total shareholder return, exceeded the maximum set for absolute share price, and met the target set for average adjusted earnings per share, the Named Executive Officer would receive a total reward equal to 81.25% times the Named Executive Officer’s base salary.

We expect to pay awards under the New Long-Term Incentive Plan in cash.

Evaluating Executive Performance

Our Board, our Compensation Committee and our management have instituted a set of detailed procedures to evaluate the performance of each of our Named Executive Officers to help determine the amount of the variable short-term incentives and long-term incentives to award to each Named Executive Officer.

The Board of Directors, along with the CEO and CFO establish a budget at the Q4 meeting. Mr. Shackleton sets the corporate financial targets for each of our Named Executive Officers, other than for himself. The Board sets the corporate financial targets for Mr. Shackleton. Our Board conducts the initial discussions and makes the initial decisions with respect to the corporate financial targets for Mr. Shackleton in a special session from which management is absent. Then our Board communicates its decisions and provides further discussion in an executive session in which management is allowed to attend. The corporate financial targets used to evaluate the performance of each Named Executive Officer (and consequently to determine the amount of short-term and long-term incentives paid to each Named Executive Officer) exceed the corporate financial targets that we communicate to the public.

Tying Compensation to Measurements of Performance

We determine targeted amounts of short-term incentives for each Named Executive Officer at the beginning of the fiscal year. In addition, we establish minimum and expected targets at the beginning of each fiscal year. The targets and the targeted amount of short-term incentives are correlated. Achieving the minimum target will trigger the award of the minimum incentive payment to the Named Executive Officer and achieving the expected target will trigger the award of the expected incentive payment. The Named Executive Officer will receive no incentive payment if he or she does not meet the minimum target. There is no maximum target set and no limit to what the Named Executive Officer may receive as a result of exceeding the expected target which is set at the beginning of the fiscal year. The following table sets out the percentage of salary set aside for achieving the minimum and expected targets:

Named Executive Officer	Percentage of Salary Payable for Achievement of Minimum Target	Percentage of Salary Payable for Achievement of Expected Target
Tom Jenkins	8.25%	100.00%
John Shackleton	8.25%	100.00%
Kirk Roberts	6.00%	65.00%
John Wilkerson	11.00%	85.00%
Paul McFeeters	5.00%	40.00%

We believe that each element of our compensation program, including without limitation the New Long Term Incentive Plan, requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the targeted compensation awards.

Each element of the targeted short-term incentives is reviewed on an annual basis by our Compensation Committee for each Named Executive Officer, to ensure that the incentives are designed and implemented to align compensation with:

•	Short-term and long-term key corporate objectives; and

•	Employee performance.

Our Compensation Committee typically sets aside a significant portion of a meeting each year to this review. Our Compensation Committee uses budgetary guidelines and other internally generated planning and forecasting tools, combined with data provided by external compensation consultants, in the performance of our Compensation Committee’s annual review of long-term and short-term incentives as well as of overall compensation.

Other Information With Respect to Our Compensation Program

Deferred Compensation

We do not participate in nonqualified deferred compensation plans.

Pension Plans

We acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to some of its employees as well as to former members of its executive board. Other than this acquired pension plan, we do not provide pension benefits to our Named Executive Officers or to any of our other employees.

Share Ownership Guidelines

Open Text currently has equity ownership guidelines, the objective of which is to the Chief Executive Officer and the Executive Chairman to buy and hold stock representing a meaningful investment in the

Company. The Company believes that equity ownership by these Executives helps to align their interests with the financial interests of the shareholders of the Company, create ownership focus and build long-term commitment.

The investment target for these Executives shall be an amount equal to the Executive’s base salary, exclusive of bonus and other incentive compensation. The Executive shall reach the investment target by investing a minimum of $100,000 USD (but not to exceed the amount of any variable cash compensation paid to such Executive in such fiscal year) in Company common stock by the end of each fiscal year of employment, starting one year after the Executive commences employment, until the cumulative amount of Company stock held by the Executive represents an investment at least equal to the Executive’s then current base salary. If base salary increases, the investment target will increase by the amount of the salary increase.

Shares of Company stock issued and held pursuant to the exercised stock options shall be counted towards compliance with the equity ownership guidelines. For this purpose, the Executive shall be deemed to have invested an amount equal to the market price of the Company stock at the time of exercise. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards compliance with the equity ownership target. For purposes of this Share Ownership Guideline, the Executive shall be deemed to hold all securities over which he is the registered or beneficial owner thereof through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power which includes the power to vote, or to direct the voting of, such security; and/or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. For greater certainty, “beneficial owner” shall include any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement, or device whereby the Executive may be divested of beneficial ownership of a security.

Tax Deductibility of Compensation

Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executives in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual’s performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy, including without limitation the New Long-Term Incentive Plan, is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans, including without limitation the New Long-Term Incentive Plan, may not be deductible. This is because neither the New Long-Term Incentive Plan, nor any of our other compensation plans, have been presented to our stockholders for their approval.

Based on current compensation levels and taking into account proposed payments under the New Long-Term Incentive Plan, we do not expect any individuals to be paid non-performance based compensation in excess of the Internal Revenue Code Section 162(m) tax deduction limit in the foreseeable future. However, we have determined that it is not appropriate at this time to limit our discretion to design the New Long-Term Incentive Plan, or any other compensation arrangements for our Named Executive Officers, to qualify such compensation for exemption from the deduction limits of Section 162(m). Therefore, we reserve the right to use our judgment to authorize compensation payments, through the New Long-Term Incentive Plan or otherwise, that do not comply with the exemptions in Section 162(m) when we believe such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the Named Executive Officer’s performance.

Although the tax and accounting implications are considered by our Compensation Committee in designing compensation programs with respect to our Named Executive Officers, these factors do not comprise a material factor in the decisions made with respect to the compensation of our Named Executive Officers.

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share.

	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
John Shackleton President and Chief Executive Officer	2007	$400,000	—	N/A	$368,007	$410,666	N/A	$18,535(4)	$1,197,208
Paul McFeeters Chief Financial Officer	2007	$266,525	—	N/A	$334,996	$133,262	N/A	$ — (5)	$734,783
P. Thomas Jenkins Executive Chairman and Chief Strategy Officer	2007	$435,323	—	N/A	$291,848	$494,110	N/A	$18,553(6)	$1,239,834
John Wilkerson Executive Vice President, Worldwide Sales and Services	2007	$308,942	—	N/A	$470,283	$221,880	N/A	$ — (7)	$1,001,105
Kirk Roberts Executive Vice President and President, Livelink Enterprise Content Management Division	2007	$310,945	—	N/A	$315,802	$178,794	N/A	$ — (8)	$805,541

Notes:

(1)	Any Canadian dollar payments included herein have been converted to the U.S dollar at a conversion rate of 0.888415
(2)	Amounts set forth in this column represent the amount recognized as share-based payment expense in our consolidated financial statements for fiscal 2007. This amount has been calculated in accordance with SFAS 123R. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under item 8 of this Annual Report on Form 10-K.
(3)	The amounts in “Other Annual Compensation” primarily include (i) health benefits, (ii) car allowances paid, (iii) club memberships reimbursed, (iv) tax preparation and financial advisory fees paid, (v) living expenses reimbursed, (vi) gifts and entertainment expenses paid and (vii) Life insurance premiums paid by the Company. “Other Annual Compensation” does not include medical and group life insurance or other benefits received by the Named Executive Officers which are available generally to all our salaried employees.
(4)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($11,400); and
b.	Health club membership fees ($7,135)
(5)	The total value of all perquisite and personal benefits for Mr. McFeeters was less than $10,000 and therefore excluded.
(6)	Represents amounts we paid or reimbursed for:

a.	Club membership fees ($6,504)
b.	Tax preparation and financial advisory fees ($11,098)
c.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins
(7)	The total value of all perquisite and personal benefits for Mr. Wilkerson was less than $10,000 and therefore excluded.
(8)	The total value of all perquisite and personal benefits for Mr. Roberts was less than $10,000 and therefore excluded.

Grants of Plan-based Awards in Fiscal Year 2007

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during the fiscal year ended June 30, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Options (#)	($/Share) (3)	Awards ($) (4)
John Shackleton	February 12, 2007	$33,000	$400,000	50,000	$22.80	$520,285
Paul McFeeters (5)		$13,326	$106,610
P. Thomas Jenkins	February 12, 2007	$35,914	$435,323	50,000	$22.80	$520,285
John Wilkerson	September 5, 2006	$33,984	$262,601	300,000	$17.01	$2,305,650
Kirk Roberts	September 5, 2006	$18,657	$202,114	100,000	$17.01	$749,870

(1)	Generally the grant date for these options is the same as the approval date, unless our Board approves the issuance of stock options while a trading window is closed. In such instances, these stock options are not granted until the trading window reopens. For more details of our grant date procedures, please refer to the Compensation Discussion and Analysis under Item 11 of this Annual Report on Form 10-K.
(2)	Any Canadian dollar payments included herein have been converted to the U.S. dollar at a conversion rate of 0.888415.
(3)	Options are awarded at an option price no less than the “market value” of our common shares on grant date.
(4)	Grant date fair values are computed in accordance with SFAS 123R. For a detailed description of the assumptions made in the valuation of our stock options, see Note 11 “Share Capital, Option Plan and Share-based Payments” in our Notes to Consolidated Financial Statements, under Item 8 to this Annual Report on Form 10-K.
(5)	Mr. McFeeters was granted 250,000 options on June 1, 2006 at an exercise price of $14.02 and a grant date fair value of $1,675,900.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised options for each Named Executive Officer as of June 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Shackleton:	612,862	—	$6.88	November 2, 2008
	37,500	37,500	$16.92	December 9, 2011
	60,000	20,000	$17.04	August 19, 2013

Paul McFeeters:	50,000	200,000	$14.02	June 1, 2013

P. Thomas Jenkins	200,000	—	$10.39	August 7, 2012
	300,000	—	$14.10	December 3, 2011
	50,000	50,000	$16.92	December 9, 2011
	—	50,000	$22.80	February 12, 2014

John Wilkerson	—	300,000	$17.01	September 5, 2013

Kirk Roberts	20,000	—	$11.09	April 22, 2012
	12,500	37,500	$14.94	November 7, 2012
	20,000	—	$15.25	April 5, 2009
	5,000	5,000	$16.92	December 9, 2011
	—	100,000	$17.01	September 5, 2013
	15,000	5,000	$17.04	August 19, 2013

(1)	We do not grant stock awards and therefore such information is not applicable herein.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth options exercised for the fiscal year ending June 30, 2007 for each of the Named Executive Officers indicated below:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (2)
John Shackleton	—	—
Paul McFeeters	—	—
P. Thomas Jenkins	124,000	$2,263,320
John Wilkerson	—	—
Kirk Roberts	23,100	$386,236

Note:

(1)	We do not provide “stock awards” to either our Named Executive Officers or to any of our employees and therefore, information related to stock awards is not applicable herein
(2)	“Value realized upon exercise” is the difference between the market price of the shares underlying the options and the exercise price of the options. The market price of shares that are acquired upon exercise and sold immediately by the Named Executive Officer is based upon the actual price at which the shares are sold. The market price of shares that are acquired and being held by the Named Executive Officer is based upon the closing price of our common shares on the NASDAQ on the day immediately preceding the exercise.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment contracts we have entered into with our Named Executive Officers may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause;

•	A change of control in the ownership of Open Text; and

•	A change in the relationship between Open Text and the Named Executive Officer.

Termination Without Cause

If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following:

•

The failure by the Named Executive Officer to perform his or her duties according to the terms of his or her employment agreement or to perform in a manner satisfactory to our Board after Open Text has given the Named Executive Officer reasonable notice of this failure as well as a reasonable opportunity to correct this failure; however, any such failure:

•	that follows a demotion in his or her position or duties, or

•	that results from a disability of the Named Executive Officer, is not considered a failure for purposes of this section;

•	The engagement by the Named Executive Officer in any act that is materially harmful to us;

•

The engagement by the Named Executive Officer in any illegal conduct or any act of dishonesty which benefits the Named Executive Officer at our expense including but not limited to the failure by the Named Executive Officer to:

•	honor his or her fiduciary duties to us, and

•	fulfill his or her duty to act in our best interests;

•	The failure of the Named Executive Officer to abide by the terms of any resolution passed by our Board; or

•	The failure of the Named Executive Officer to abide by our policies, procedures and codes of conduct.

Change in Control

If there is a merger, acquisition or other change in control of the ownership of Open Text, we may be obligated to provide payments or benefits to the Named Executive Officer. A change in control includes the following events:

•	The sale of all or substantially all of the assets of Open Text;

•	Any transaction in which any person or group, acquires ownership of more than 50% of the shares of Open Text’s common stock on a fully diluted basis; or

•

Any transaction which results in more than 50% of the shares of Open Text’s common stock, on a fully diluted basis, being held by any person or group who were not shareholders of Open Text as of the date of the applicable contract between Open Text and the Named Executive Officer.

Change in the Relationship Between Open Text and the Named Executive Officer

If there is a change in the relationship between Open Text and the Named Executive Officer without the Named Executive Officer’s written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for cause or due to the death or disability of the Named Executive Officer. Some examples of such a change in the relationship between the Named Executive Officer and Open Text are:

•

A change in control described in the previous section which results in a material change of the Named Executive Officer’s position, duties, responsibilities, title or office which were in effect immediately prior to such a change in control (except for a change in any position or duties as an Open Text director or for any other material change that is the result of a promotion), which includes any removal of the Named Executive Officer from, or any failure to re-elect or re-appoint the Named Executive Officer to, any positions or offices he or she held immediately prior to such a change in control;

•

A material reduction by either Open Text or by any of Open Text’s subsidiaries of the Named Executive Officer’s salary, benefits or any other form of remuneration payable by either Open Text or by Open Text’s subsidiaries;

•	Any material failure by either Open Text or by any of Open Text’s subsidiaries to provide any:

•	benefit, bonus, profit sharing, incentive, remuneration or compensation plan,

•	stock ownership or purchase plan, or

•

pension plan or retirement plan, in which the Named Executive Officer is participating or entitled to participate immediately prior to any change in control described in the previous section, or if Open Text or any of Open Text’s subsidiaries take any action or fail to take any action, and as a result, the Named Executive Officer’s participation in any such plan would be materially and adversely affected or the Named Executive Officer’s rights or benefits under or pursuant to any such plan would be materially and adversely affected; or

•	Any other material breach of the employment agreement between Open Text and the Named Executive Officer which is committed by Open Text.

Amounts Payable Upon Termination or Change of Control

If any one of the triggering events described above take place with respect to any of the Named Executive Officers, we may be liable to make the following payments.

John Shackleton

Upon any instance of termination or change in control described above, we are required to pay Mr. John Shackleton an amount equal to 15 months salary. In addition, upon any such event of termination or change in control, we are required to pay Mr. Shackleton the equivalent of 15 months of variable short-term incentive payable to him for achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Shackleton with the employee benefits we provided to Mr. Shackleton immediately prior to the occurrence of the event which triggered our obligation for a period of 15 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 15 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Shackleton in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief executive officers of our principal competitors upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Shackleton must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 15 months. We may waive any breach by Mr. Shackleton of any provision of this agreement upon the review and approval of our Board.

P. Thomas Jenkins

Upon any instance of termination or change in control described above, we are required to pay Mr. P. Thomas Jenkins an amount equal to 15 months salary. In addition, upon any such event of termination or change in control, we are required to pay Mr. Jenkins the equivalent of 15 months of variable short-term incentive payable to him for achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Jenkins the employee benefits we provided to Mr. Jenkins immediately prior to the occurrence of the event which triggered our obligation for a period of 15 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 15 months from the date of the event which triggered our obligation. With respect to the employment agreement between us and Mr. Jenkins, the term “target annual compensation” refers to the amount of short-term incentive to be paid on achievement of targets.

When determining the amounts and the type of compensation and benefits to provide to Mr. Jenkins in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Jenkins must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 15 months. We may waive any breach by Mr. Jenkins of any provision of this agreement upon the review and approval of our Board.

Paul McFeeters

Upon any instance of termination or change in control described above, we are required to pay Mr. Paul McFeeters an amount equal to six months salary plus one-half times the incentive payment Mr. McFeeters earned for the fiscal year prior to the date of the event which triggered our obligation. In addition, we are required to provide Mr. McFeeters with the employee benefits we provided to Mr. McFeeters immediately prior to the occurrence of the event which triggered our obligation for a period of six months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of six months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. McFeeters in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief financial officers of our principal competitors upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. McFeeters must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least six months. We may waive any breach by Mr. McFeeters of any provision of this agreement upon the review and approval of our Board of Directors.

Kirk Roberts

Upon any instance of termination or change in control described above, we are required to pay Mr. Kirk Roberts an amount equal to 12 months salary plus the incentive payment Mr. Roberts earned for the fiscal year prior to the date of the event which triggered our obligation. In addition, we are required to provide Mr. Roberts with the employee benefits we provided to Mr. Roberts immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Kirk Roberts in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Roberts must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 12 months. We may waive any breach by Mr. Roberts of any provision of this agreement upon the review and approval of our Board.

John Wilkerson

Upon any instance of termination or change in control described above, we are required to pay Mr. John Wilkerson an amount equal to six months salary plus one-half times the incentive payment Mr. Wilkerson earned for the fiscal year prior to the date of the event which triggered our obligation. In addition, we are required to provide Mr. Wilkerson with the employee benefits we provided to Mr. Wilkerson immediately prior to the occurrence of the event which triggered our obligation for a period of six months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of six months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Wilkerson in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Wilkerson must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least six months. We may waive any breach by Mr. Wilkerson of any provision of this agreement upon the review and approval of our Board.

Quantitative Estimates of Payments upon Termination or Change in Control

Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2007. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $21.76 per share as reported on the NASDAQ Global Select Market on June 29, 2007, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S dollars using an exchange rate of 0.948052;

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2007; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2007, plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2007, plus
•	with respect only to a change in control in the ownership of Open Text, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our common shares.

		Salary ($)	Incentive Payment ($)	Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
John Shackleton	Termination Without Cause	$500,000	$500,000	$9,587,450	$20,500	$10,607,950
	Change in Control	$500,000	$500,000	$9,863,450	$20,500	$10,883,950
	Change in Relationship	$500,000	$500,000	$9,863,450	$20,500	$10,883,950
P. Thomas Jenkins	Termination Without Cause	$580,682	$580,682	$4,814,000	$22,990	$5,998,354
	Change in Control	$580,682	$580,682	$5,056,000	$22,990	$6,240,354
	Change in Relationship	$580,682	$580,682	$5,056,000	$22,990	$6,240,354
Paul McFeeters	Termination Without Cause	$142,208	$61,622	$387,000	$2,370	$593,200
	Change in Control	$142,208	$61,622	$1,935,000	$2,370	$2,141,200
	Change in Relationship	$142,208	$61,622	$1,935,000	$2,370	$2,141,200
Kirk Roberts	Termination Without Cause	$331,818	$113,169	$524,025	$4,740	$973,752
	Change in Control	$331,818	$113,169	$1,302,600	$4,740	$1,752,327
	Change in Relationship	$331,818	$113,169	$1,302,600	$4,740	$1,752,327
John Wilkerson	Termination Without Cause	$175,000	$66,360	$—	$2,500	$243,860
	Change in Control	$175,000	$66,360	$1,425,000	$2,500	$1,668,860
	Change in Relationship	$175,000	$66,360	$1,425,000	$2,500	$1,668,860

Director Compensation

The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2007.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (2)	$46,875	N/A	$116,783	—	N/A	—		$163,658
Brian Jackman (3)	$44,375	N/A	$116,783	—	N/A	—		$161,158
Ken Olisa (4)	$35,750	N/A	$116,783	—	N/A	—		$152,533
Stephen Sadler (5)	$22,500	N/A	$116,783	—	N/A	$420,000	(8)	$559,283
Michael Slaunwhite (6)	$35,625	N/A	$116,783	—	N/A	—		$152,408
Gail Hamilton (7)	$25,000	N/A	$59,267	—	N/A	—		$84,267
Carol Gavin (9)	$16,250	N/A	$—	—	N/A	—		$16,250
Peter Hoult (9)	$10,000	N/A	$—	—	N/A	—		$10,000

(1)	Grant date fair values are computed in accordance with SFAS 123R. For a detailed description of the assumptions made in the valuation of our stock options, see Note 11 “Share Capital, Option Plan and Share-based Payments” in our Notes to Consolidated Financial Statements, under Item 8 to this Annual Report on Form 10-K.
(2)	As of June 30, 2007 Mr. Fowlie has 146,500 options outstanding.
(3)	As of June 30, 2007 Mr. Jackman has 48,000 options outstanding.
(4)	As of June 30, 2007 Mr. Olisa has 48,000 options outstanding.
(5)	As of June 30, 2007 Mr. Sadler has 272,000 options outstanding.
(6)	As of June 30, 2007 Mr. Slaunwhite has 166,000 options outstanding.
(7)	As of June 30, 2007 Ms. Hamilton has 12,000 options outstanding. Ms Hamilton was elected as a director at our Annual meeting of shareholders on December 7, 2006.
(8)	During fiscal 2007, Mr. Stephen Sadler, received approximately $420,000 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
(9)	Ms. Gavin and Mr. Hoult retired as directors on December 7, 2006.

Directors who are salaried officers or employees receive no compensation for serving as directors. Our non-employee directors receive an annual retainer fee of $20,000 and an additional $1,250 for each meeting attended, including committee meetings, except for Audit Committee members who receive $1,875 for each Audit Committee meeting attended. The Chairmen of the committees of the Board are paid the following annual retainer fees: $7,500 (Audit Committee); $7,000 (Compensation Committee); and $5,000 (Corporate Governance and Nominating Committee). In Fiscal 2007, our non-employee directors each received 12,000 options to acquire our Common Shares. The independent lead director in addition to fees received as described above, receives an annual retainer of $7,000. We reimburse all directors for all reasonable expenses incurred by them in their capacity as directors.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Messrs. Ken Olisa, and Ms Gail Hamilton. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board) one of whose executive officers served as a director of ours.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 31, 2007 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and proposed director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting on investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of July 31, 2007. However, these shares underlying options and warrants are not treated as outstanding for the purposes of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L-0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR Corp. (1)(a) 82 Devonshire Street Boston, Massachusetts, 02109	8,990,948	18.00%

Caisse de depot et placement du Quebec (1)(b) 1000 place Jean-Paul-Riopelle Montreal Quebec CA H2Z 2B3	6,372,305	13.00%

Beutel, Goodman & Company (1)(c) 20 Eglinton Avenue West, Suite 2000 Toronto, Ontario, M4R 1K8	6,210,838	12.67%

AMVESCAP PLC (1)(d) 30 Finsbury Square London, England UK EC2A-1AG	4,718,100	9.61%

Franklin Resources (1)(e) 1 Franklin Parkway San Mateo, California USA 94403-1906	3,557,699	7.30%

Phillips, Hager & North Investment Management Ltd. (1)(f) 200 Burrard Street, 21st floor Vancouver, British Columbia CA V6C 3N5	3,497,768	7.10%

TAL Global Asset Management Inc (1)(g) 1000 de la Gauchetiere West, Suite 3100 Montreal Quebec CA H3B 4W5	2,876,225	5.80%

RBC Asset Management Inc (1)(h) Royal Trust Tower, Suite 3800 77 King Street West, 6th floor Toronto, Ontario CA M5K 1H1	2,703,883	5.58%

The Royal Trust Company (1)(i) Royal Trust Tower, P.O Box 7500 Station A 77 King Street West, 6th floor Toronto, Ontario CA M5W 1P9	2,659,333	5.49%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
UBS AG (1)(j) Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland	2,488,356	5.10%

P. Thomas Jenkins (2)	1,571,100	3.00%
John Shackleton (3)	760,758	1.45%
Stephen J. Sadler (4)	637,900	1.22%
Michael Slaunwhite (5)	160,000	*
Randy Fowlie (6)	138,000	*
Brian Jackman (7)	48,000	*
Ken Olisa (8)	36,000	*
Gail Hamilton	—	*
Kirk Roberts (9)	130,472	*
Paul McFeeters (10)	50,000	*
John Wilkerson (11)	75,000	*
All executive officers and directors as a group (12)	3,816,401	7.26%

*	Less than 1%
(1)	Based on information filed in Schedule 13G or Schedule 13G/A with the SEC.
(a)	Sole voting power for 4,108,866 Common Shares and sole dispositive power for 8,990,948 Common Shares.
(b)	Sole voting power and sole dispositive power for 6,372,305 Common Shares.
(c)	Sole voting power for 5,525,338 Common Shares and sole dispositive power for 6,210,838 Common Shares.
(d)	Sole voting power and sole dispositive power for 4,718,100 Common Shares.
(e)	Sole voting power for 3,537,999 Common Shares and sole dispositive power for 3,557,699 Common Shares.
(f)	Sole voting power and sole dispositive power for 3,497,768 Common Shares.
(g)	Sole voting power for 2,836,500 Common Shares and sole dispositive power for 2,876,225 Common Shares.
(h)	Shared voting power and shared dispositive power for 2,703,883 Common Shares.
(i)	Shared voting power and shared dispositive power for 2,659,333 Common Shares.
(j)	Sole voting power for 1,769,156 Common Shares and sole dispositive power for 2,488,356 Common Shares.

(2)	Includes 1,021,100 Common Shares owned and options for 550,000 Common Shares which are vested.
(3)	Includes 30,396 Common Shares owned, options for 710,362 Common Shares which are vested and options for 20,000 Common Shares which will vest within 60 days of July 31, 2007.
(4)	Includes 377,900 Common Shares owned and options for 260,000 Common Shares which are vested.
(5)	Includes 6,000 Common Shares owned and options for 154,000 which are vested.
(6)	Includes 3,500 Common Shares owned and options for 134,500 Common Shares which are vested.
(7)	Includes 12,000 Common Shares owned and options for 36,000 Common Shares which are vested.
(8)	Includes options for 36,000 Common Shares which are vested.
(9)	Includes 27,972 Common Shares owned, options for 72,500 Common Shares which are vested and options for 30,000 Common Shares which will vest within 60 days of July 31, 2007.
(10)	Includes options for 50,000 Common Shares which are vested
(11)	Includes options for 75,000 Common Shares which will vest within 60 days of July 31, 2007.
(12)	Includes 1,487,289 Common Shares owned, options for 2,185,862 Common Shares which are vested and options for 143,250 Common Shares which will vest within 60 days of July 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock option plans as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,065,367	$12.23	1,299,470
Equity compensation plans not approved by security holders	—	—	—

Total	3,065,367	$12.23	1,299,470

Item 13.	Certain Relationships and Related Transactions

Please see “All Other Compensation” in the Director Compensation table included under Item 11 of this Annual Report on Form 10-K, for details of our related party transactions.

We have adopted a policy that all transactions between us and our officers, directors and affiliates will be approved by a majority of the “independent” members of our audit committee.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered by KPMG LLP for Fiscal 2007 and Fiscal 2006 are:

Audit Fees

Audit fees were approximately $2,526,773 for Fiscal 2007 and $1,962,665 for Fiscal 2006. Such fees were for professional services rendered for (a) the annual audits of the Company’s consolidated financial statements and the accompanying attestation report regarding the Company’s internal control over financial reporting contained in the Company’s Annual Report on Form 10-K and (b) the review of quarterly financial information included in the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were approximately $306,053 for Fiscal 2007 and $597,065 for Fiscal 2006. Audit-related fees include services related to (a) filings with the Securities and Exchange Commission and (b) statutory audits.

Tax Fees

The total fees for tax services were approximately $31,361 for Fiscal 2007 and $151,645 for Fiscal 2006. These fees were for services related to (a) tax compliance, including the preparation of tax returns, tax planning and tax advice, (b) advice related to mergers and acquisitions, and (c) requests for rulings or technical advice from tax authorities.

All Other Fees

There were no fees for any other services rendered by KPMG LLP for Fiscal 2007 and 2006.

The Audit Committee of the Board of Directors has determined that the provision of the services as set out above is compatible with maintaining KPMG LLP’s independence.

Pre-Approval Policy

The Audit Committee has established a policy of reviewing, in advance, and either approving or disapproving, all audit, audit-related, tax and other non-audit service that any independent public or certified public accountant proposes to provide to us. This policy requires that all services received from our independent accountants be approved in advance by either the Audit Committee or a delegate of the Audit Committee. The Audit Committee has delegated the pre-approval responsibility to the Chairperson of the Audit Committee. Every audit, audit-related, tax and all other services that KPMG provided us in Fiscal 2007 was pre-approved. All non-audit services provided were reviewed with the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of KPMG’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this report:

1) Consolidated financial statements and Reports of Independent Accountants and the related notes thereto are included under Item 8, in Part II.

2) See Note 8 in the Consolidated Financial Statements included under Item 8, Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (8)

3.14	Open Text Corporation By-law, dated December 15, 2005. (10)

3.15	Articles of Continuance of the Company , dated December 29, 2005. (10)

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	1998 Stock Option Plan. (3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004. (7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004. (7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005. (8)

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005. (8)

10.11	2004 Employee Stock Option Plan. (8)

Exhibit Number	Description of Exhibit

10.12	Artesia Stock Option Plan. (8)

10.13	Vista Stock Option Plan. (8)

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (8)

10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (8)

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company. (8)

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company. (8)

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company. (8)

10.19	Employment Agreement, dated November 4, 2004 between John Kirkham and the Company. (9)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (10)

10.21	Employment Agreement, dated May 3, 2006 between Paul J McFeeters and the Company. (11)

10.22	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company. (12)

10.23	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company. (12)

10.24	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company. (12)

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006. (12)

10.26	“Form of” Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (12)

10.27	Open Text Corporation Long- Term Incentive Plan dated September 10, 2007. (13)

21.2	List of the Company’s Subsidiaries as of July 12, 2007.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K, as filed with the SEC on September 13, 2007.

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

OPEN TEXT CORPORATION

Date: September 13, 2007	By:	/s/ JOHN SHACKLETON
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

Signature	Title	Date

/s/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2007

/s/ PAUL MCFEETERS Paul McFeeters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2007

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	September 13, 2007

/s/ RANDY FOWLIE Randy Fowlie	Director	September 13, 2007

/s/ GAIL HAMILTON Gail Hamilton	Director	September 13, 2007

/s/ BRIAN JACKMAN Brian Jackman	Director	September 13, 2007

/s/ KEN OLISA Ken Olisa	Director	September 13, 2007

/s/ STEPHEN J. SADLER Stephen J. Sadler	Director	September 13, 2007

/s/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	September 13, 2007

OPEN TEXT CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (4)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (5)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (6)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (7)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (8)

3.14	Open Text Corporation By-law, dated December 15, 2005. (10)

3.15	Articles of Continuance of the Company , dated December 29, 2005. (10)

4.1	Form of Common Share Certificate. (1)

10.1	Restated 1995 Flexible Stock Incentive Plan. (3)

10.2	1995 Replacement Stock Option Plan. (1)

10.3	1995 Supplementary Stock Option Plan. (1)

10.4	1995 Directors Stock Option Plan. (1)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (2)

10.6	1998 Stock Option Plan. (3)

10.7	Indemnity Agreement with Robert Hoog dated April 30, 2004. (7)

10.8	Indemnity Agreement with Hartmut Schaper dated April 30, 2004. (7)

10.9	Indemnity Agreement with Walter Koehler dated August 8, 2005. (8)

10.10	Indemnity Agreement with Peter Lipps dated August 19, 2005. (8)

10.11	2004 Employee Stock Option Plan. (8)

10.12	Artesia Stock Option Plan. (8)

10.13	Vista Stock Option Plan. (8)

10.14	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (8)

Exhibit Number	Description of Exhibit
10.15	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (8)

10.16	Employment Agreement, dated September 23, 2005 between Alan Hoverd and the Company. (8)

10.17	Employment Agreement, dated November 30, 1997 between Anik Ganguly and the Company. (8)

10.18	Employment Agreement, dated October 23, 2003 between John Kirkham and the Company. (8)

10.19	Employment Agreement, dated November 4, 2004 between John Kirkham and the Company. (9)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (10)

10.21	Employment Agreement, dated May 3, 2006 between Paul J McFeeters and the Company. (11)

10.22	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company. (12)

10.23	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company. (12)

10.24	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company. (12)

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006. (12)

10.26	“Form of” Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (12)

10.27	Open Text Corporation Long- Term Incentive Plan dated September 10, 2007. (13)

21.2	List of the Company’s Subsidiaries as of July 12, 2007.

23.1	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2005 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 8-K, as filed with the SEC on September 13, 2007.