Form 10-Q
period 2007-09-30
OPEN TEXT CORP
filed 2007-11-09
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 1, 2007 there were 50,627,616 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$150,306	$149,979
Accounts receivable trade, net of allowance for doubtful accounts of $2,152 as of September 30, 2007 and $2,089 as of June 30, 2007 (note 7)	117,038	128,781
Income taxes recoverable (note 12)	26,751	31,060
Prepaid expenses and other current assets	10,765	10,368
Deferred tax assets (note 12)	29,082	30,248

Total current assets	333,942	350,436
Capital assets (note 4)	43,909	43,614
Goodwill (note 5)	543,707	528,312
Acquired intangible assets (note 6)	328,735	343,324
Deferred tax assets (note 12)	39,309	42,078
Other assets	9,417	9,524
Long-term income taxes recoverable (note 12)	36,945	9,557

	$1,335,964	$1,326,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$93,473	$100,211
Current portion of long-term debt (note 9)	3,793	4,048
Deferred revenues	141,278	143,097
Income taxes payable (note 12)	11,667	33,705
Deferred tax liabilities (note 12)	1,840	1,601

Total current liabilities	252,051	282,662
Long-term liabilities:
Accrued liabilities (note 8)	23,386	22,516
Long-term debt (note 9)	336,883	366,765
Deferred revenues	2,259	3,840
Long-term income taxes payable (note 12)	39,853	—
Deferred tax liabilities (note 12)	114,075	120,019

Total long-term liabilities	516,456	513,140
Minority interest	7,373	6,975
Shareholders’ equity:
Share capital (note 10)
50,585,848 and 50,180,118 Common Shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively; Authorized Common Shares: unlimited	432,075	426,188
Additional paid-in capital	36,771	35,311
Accumulated other comprehensive income	88,903	68,034
Retained earnings (deficit)	2,335	(5,465)

Total shareholders’ equity	560,084	524,068

	$1,335,964	$1,326,845

Commitments and Contingencies (note 15)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except per share data)

	Three months ended September 30,
	2007	2006
Revenues:
License	$44,260	$28,825
Customer support	86,304	48,288
Service	33,403	24,042

Total revenues	163,967	101,155
Cost of revenues:
License	3,554	2,800
Customer support	12,598	6,987
Service	27,504	20,300
Amortization of acquired technology-based intangible assets	10,152	4,846

Total cost of revenues	53,808	34,933

	110,159	66,222

Operating expenses:
Research and development	23,732	14,218
Sales and marketing	38,110	24,872
General and administrative	17,010	11,219
Depreciation	2,984	2,992
Amortization of acquired customer-based intangible assets	7,415	2,382
Special charges (recoveries) (note 16)	(61)	(468)

Total operating expenses	89,190	55,215

Income from operations	20,969	11,007
Other income (expense)	(1,827)	373
Interest income (expense), net (note 9)	(7,872)	392

Income before income taxes	11,270	11,772
Provision for income taxes	3,343	4,334

Net income before minority interest	7,927	7,438
Minority interest	127	137

Net income for the period	$7,800	$7,301

Net income per share—basic (note 11)	$0.16	$0.15

Net income per share—diluted (note 11)	$0.15	$0.15

Weighted average number of Common Shares outstanding—basic	50,285	48,975

Weighted average number of Common Shares outstanding—diluted	51,618	50,219

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

(in thousands of U.S. Dollars)

	Three months ended September 30,
	2007	2006
Deficit, beginning of period	$(5,465)	$(27,125)
Net income	7,800	7,301

Retained Earnings (deficit), end of period	$2,335	$(19,824)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income for the period	$7,800	$7,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,551	10,220
In-process research and development	500	—
Share-based compensation expense	1,063	1,267
Employee long-term incentive plan	185	—
Excess tax benefits from share-based compensation	(397)	(205)
Undistributed earnings related to minority interest	127	137
Amortization of debt issuance costs	290	—
Unrealized loss (gain) on financial instruments	1,407	—
Deferred taxes	(705)	1,714
Changes in operating assets and liabilities:
Accounts receivable	10,502	(1,694)
Prepaid expenses and other current assets	(499)	617
Income taxes	484	(954)
Accounts payable and accrued liabilities	(5,495)	(5,523)
Deferred revenues	(3,773)	(2,962)
Other assets	174	(281)

Net cash provided by operating activities	32,214	9,637

Cash flows from investing activities:
Acquisitions of capital assets	(1,216)	(2,785)
Purchase of IXOS, net of cash acquired	(176)	(333)
Purchase of an asset group constituting a business	(2,209)	—
Investments in marketable securities	—	(829)
Acquisition related costs	(8,029)	(2,448)

Net cash used in investing activities	(11,630)	(6,395)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	397	205
Proceeds from issuance of Common Shares	5,719	478
Repayment of long-term debt	(30,933)	(99)
Debt issuance costs	(349)	(21)

Net cash provided by (used in) financing activities	(25,166)	563

Foreign exchange gain on cash held in foreign currencies	4,909	65

Increase in cash and cash equivalents during the period	327	3,870
Cash and cash equivalents at beginning of period	149,979	107,354

Cash and cash equivalents at end of period	$150,306	$111,224

Supplementary cash flow disclosures (note 14)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated. The information furnished includes the financial results of Hummingbird Ltd (“Hummingbird”), with effect from October 2, 2006 and Momentum Systems Inc, (“Momentum”), with effect from March 5, 2007 (see Note 17—“Acquisitions”).

These Interim Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These financial statements are based upon accounting policies and methods of their application are consistent with those used and described in the Company’s annual consolidated financial statements for the year ended June 30, 2007. The Interim Financial Statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2007 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2008. Additionally, there have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007 other than the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which affected the Company’s Accounting for Income Taxes policy (see Note 12—“Income Taxes”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Interim Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, (xii) the valuation of financial instruments and (xiii) accounting for income taxes.

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassifications related to a change in the method of allocating operating expenses within the Company.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

As a result of such reclassifications, General and administrative expenses decreased by $1.0 million with corresponding increases of $256,000, $438,000, $39,000 and $315,000 in Cost of revenues for Customer support and Service, Research and development expense and Sales and marketing expense, respectively, for the three months ended September 30, 2006 from previously reported amounts.

There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income, including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive income was as follows:

	Three months ended September 30,
	2007	2006
Other comprehensive income:
Foreign currency translation adjustment	$20,869	$(1,837)
Unrealized gain on investments in marketable securities	—	206
Net income for the period	7,800	7,301

Comprehensive income for the period	$28,669	$5,670

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) Issue No. 07-03 (“EITF 07-03”) Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities. EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-03

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

is effective prospectively for fiscal years beginning after December 15, 2007 and for interim periods within such fiscal years and is therefore effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of EITF 07-03 will have on its financial statements.

NOTE 3—INVESTMENTS

On October 2, 2006, the Company acquired all of the remaining issued and outstanding shares of Hummingbird. In view of this, the investment in the equity of Hummingbird was included as part of the cost of the acquisition of Hummingbird. For details relating to this acquisition see Note 17—“Acquisitions”.

NOTE 4—CAPITAL ASSETS

	As of September 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,466	$8,877	$2,589
Office equipment	9,017	7,920	1,097
Computer hardware	76,140	68,212	7,928
Computer software	23,456	18,629	4,827
Leasehold improvements	13,725	9,621	4,104
Land and Buildings *	24,535	1,171	23,364

	$158,339	$114,430	$43,909

	As of June 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,417	$8,137	$2,280
Office equipment	8,642	7,579	1,063
Computer hardware	72,997	64,252	8,745
Computer software	22,232	17,368	4,864
Leasehold improvements	13,135	8,962	4,173
Land and Buildings *	23,497	1,008	22,489

	$150,920	$107,306	$43,614

*	Included in this balance is an asset held for sale with a fair value of approximately $5.6 million as of September 30, 2007 (June 30, 2007—$5.6 million). This asset is being held for sale as a result of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2006:

Balance, June 30, 2006	$235,523
Acquisition of Momentum	3,340
Acquisition of Hummingbird	272,433
Adjustments relating to prior acquisitions	4,395
Adjustments on account of foreign exchange	12,621

Balance, June 30, 2007	528,312
Purchase of an asset group constituting a business	2,199
Adjustments relating to prior acquisitions	8,842
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	10,834

Balance, September 30, 2007	$543,707

Adjustments relating to prior acquisitions relate primarily to the finalization of fair value estimates of Hummingbird assets and liabilities acquired, including adjustments reflecting plans formulated in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”) that commenced on the date of consummation of the acquisition relating to employee termination and abandonment of excess facilities (see Note 17—“Acquisitions” for impact of finalization of Hummingbird purchase price adjustments). Prior acquisition adjustments also relate, in the case of certain other prior acquisitions, to the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

For details relating to the reduction of goodwill upon the adoption of FIN 48 see Note 12—“Income Taxes”.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2006	$55,174	$47,152	$102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(36,206)	(24,586)	(60,792)
Impairment of intangible assets	(697)	—	(697)
Foreign exchange impact	2,228	2,047	4,275
Other	(483)	(305)	(788)

Net book value, June 30, 2007	179,216	164,108	343,324
Activity during fiscal 2008:
Amortization expense	(10,152)	(7,415)	(17,567)
Foreign exchange impact	1,381	1,528	2,909
Other	43	26	69

Net book value, September 30, 2007	$170,488	$158,247	$328,735

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the nine months ended June 30, 2008 and for each of the next four years, assuming no further adjustments to acquired intangible assets:

Fiscal years ending June 30,
2008	$53,092
2009	65,028
2010	52,288
2011	49,712
2012	47,343

Total	$267,463

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Consolidated	Hummingbird (as of date of acquisition)	Net of Hummingbird
Balance of allowance for doubtful accounts (“AFDA”) as of June 30, 2006	$2,736	$—	$2,736
Bad debt expense for the period	2,379	—	2,379
AfDA relating to Hummingbird accounts receivable at date of acquisition	17,592	17,592	—
Write-off /adjustments	(15,072)	(12,046)	(3,026)

Balance of allowance for doubtful accounts as of June 30, 2007	7,635	5,546	2,089
Bad debt expense for the period	925	414	511
Write-off /adjustments	660	1,108	(448)

Balance of allowance for doubtful accounts as of September 30, 2007	$9,220	$7,068	$2,152

The Company has disclosed Hummingbird’s AfDA assumed as part of the acquisition in its presentation of AfDA, as the Company believes that such presentation provides additional information about the on-going changes in the consolidated AfDA balance. This presentation has no impact on the net balance of accounts receivable included in the unaudited Condensed Consolidated Balance Sheets included in the Interim Financial Statements.

Included in accounts receivable are unbilled receivables in the amount of $3.5 million and $3.4 million as of September 30, 2007 and June 30, 2007, respectively

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2007	As of June 30, 2007
Accounts payable—trade	$5,889	$8,140
Accrued salaries and commissions	25,602	29,437
Accrued liabilities	47,582	44,770
Amounts payable in respect of restructuring (note 16)	1,437	2,636
Amounts payable in respect of acquisitions and acquisition related accruals	12,963	15,228

	$93,473	$100,211

Long-term accrued liabilities

	As of September 30, 2007	As of June 30, 2007
Pension liabilities	$322	$322
Amounts payable in respect of restructuring (note 16)	1,256	1,382
Amounts payable in respect of acquisitions and acquisition related accruals	15,861	15,025
Other accrued liabilities	702	534
Asset retirement obligations	5,245	5,253

	$23,386	$22,516

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to employees as well as to current and previous members of its executive board. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The fair value of the plan assets as of September 30, 2007 is $3.2 million (June 30, 2007—$2.9 million). The fair value of the pension obligation as of September 30, 2007 is $3.1 million, (June 30, 2007—$2.9 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At September 30, 2007, the present value of this obligation was $5.2 million, (June 30, 2007—$5.3 million), with an undiscounted value of $8.1 million, (June 30, 2007—$7.5 million). These leases were primarily assumed in connection with the IXOS and Hummingbird acquisitions.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions, including its fiscal 2007 Hummingbird acquisition. These accruals include the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. The difference between the present value and actual cash paid for the excess facility will be charged to income over the terms of the leases ranging from one year to 17 years.

The following table summarizes the activity with respect to the Company’s acquisition accruals during the three months ended September 30, 2007.

	Balance June 30, 2007	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance September 30, 2007
Hummingbird
Employee termination costs	$7,845	$—	$(5,416)	$(279)	$2,150
Excess facilities	2,708	—	(25)	3,779	6,462
Transaction-related costs	—	975	(160)	—	815

	10,553	975	(5,601)	3,500	9,427
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	18,564	—	(281)	—	18,283
Transaction-related costs	—	—	—	—	—

	18,564	—	(281)	—	18,283
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	838	—	(16)	—	822
Transaction-related costs	—	—	—	—	—

	838	—	(16)	—	822
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	55	—	(6)	—	49
Transaction-related costs	—	—	—	—	—

	55	—	(6)	—	49
Totals
Employee termination costs	7,845	—	(5,416)	(279)	2,150
Excess facilities	22,165	—	(328)	3,779	25,616
Transaction-related costs	243	975	(160)	—	1,058

	$30,253	$975	$(5,904)	$3,500	$28,824

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The adjustments to goodwill relate to employee termination costs and excess facilities primarily to adjustments accounted for in accordance with EITF 95-3. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

NOTE 9—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of September 30, 2007	As of June 30, 2007
Long-term debt
Term loan	$326,326	$357,151
Mortgage	14,350	13,662

	340,676	370,813

Less:
Current portion of long-term debt
Term loan	3,311	3,599
Mortgage	482	449

	3,793	4,048

	$336,883	$366,765

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date the Company has made total prepayments of $60.0 million of the principal on the term loan including a prepayment of $30.0 million in September 2007. These payments have reduced the quarterly principal payment to approximately $824,000.

For the three months ended September 30, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $7.1 million (September 30, 2006-nil), on account of interest expense relating to the term loan.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) that the Company previously had with the bank. The Company was required to terminate the old line of credit prior to executing its current credit agreement. As of the date of termination, there were no borrowings outstanding on the CAD $40.0 million line of credit, nor were there any termination penalties. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on the consolidated leverage ratio of the Company. There are no borrowings outstanding under the revolver as of September 30, 2007.

For the three months ended September 30, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $72,000 (September 30, 2006—nil), on account of stand by fees relating to the Revolver.

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

As of September 30, 2007, the carrying value of the building was $17.7 million.

For the three months ended September 30, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $177,000 (September 30, 2006—$172,000), on account of interest expense relating to the mortgage.

Financial Instruments and Hedging Activities

In October 2006, Open Text entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required the Company to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of 50% of the term loan.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the three months ended September 30, 2007. The fair market value of the collar, which represents the cash the

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Company would receive or pay to settle the collar, was a payable of approximately $1.0 million as of September 30, 2007 (June 30, 2007—receivable of approximately $380,000), and has been included within “Accounts payable and accrued liabilities” (June 30, 2007—included within “Prepaid expenses and other current assets”) on the unaudited Condensed Consolidated Balance Sheets. The collar has a remaining term to maturity of 2.25 years.

For the three months ended September 30, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income has been increased by $1.4 million (September 30, 2006—nil), representing the change in the fair value of the collar. Additionally, the Company records payments or receipts on the collar as adjustments to interest expense. Interest expense in the unaudited Condensed Consolidated Statements of Income has been reduced by $10,000 (September 30, 2006—nil), on account of monies received under the collar for the three months ended September 30, 2007.

The Company will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods.

NOTE 10—SHARE CAPITAL AND SHARE BASED PAYMENTS

Share Capital

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

During the three months ended September 30, 2007 and 2006 the Company did not repurchase any of its Common Shares.

Share-Based Payments

Summary of Outstanding Stock Options

As of September 30, 2007, options to purchase an aggregate of 4,212,411 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,419,070 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four to five years and expire ten years from the date of the grant. The exercise price of the options the Company grants is set at an amount that is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under the Company’s stock option plans for the three months ended September 30, 2007 and 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	4,737,727	$14.15
Granted	25,000	24.87
Exercised	(388,836)	14.19
Forfeited or expired	(161,480)	16.06

Outstanding at September 30, 2007	4,212,411	$14.14	4.19	$49,914

Exercisable at September 30, 2007	2,850,556	$12.27	3.45	$39,079

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

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

For the three months ended September 30, 2007, the weighted-average fair value of options granted, as of the grant date, was $11.12, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 5.0%; expected dividend yield of 0%; and expected life of 5.0 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

Share-based compensation cost included in the statement of income for the three months ended September 30, 2007 was approximately $1.1 million. Deferred tax assets of $138,000 were recorded, as of September 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the statement of income for the three months ended September 30, 2006 was approximately $1.3 million. Deferred tax assets of $171,000 were recorded, as of September 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the three months ended September 30, 2007, cash in the amount of $5.5 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three months ended September 30, 2007 from the exercise of options eligible for a tax deduction was $397,000, and this amount was recorded as additional paid-in capital.

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

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Long Term Incentive Plan

On September 10, 2007 the Company’s Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”). The LTIP took effect for the Company’s Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby the Company will make a series of annual grants, each of which covers a three year performance period, to certain of its employees, upon the employee meeting pre-determined performance targets. Awards may range from 100% to 150% of target, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. The Company will pay LTIP awards in cash.

Three performance criteria will be used to measure performance over the relevant three year period:

•

Absolute share price—if the Company’s common shares appreciate to a predetermined price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days, the absolute share price target will have been achieved;

•

Relative total shareholder return—if, over a three year period, the Company’s common shares appreciate at a rate which exceeds the rate of appreciation disclosed by the Standard & Poor’s Mid Cap 400—Software and Services Index by a prearranged percentage, the relative total shareholder return target will have been achieved; and

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of a three year period reaches a preset amount, the average adjusted earnings per share target will have been met (adjusted earnings per share means net income plus certain non-operational charges that have no impact on the Company’s operating decisions, as defined by the Company’s Board of Directors from time to time, with the resulting sum divided by the total number of common shares outstanding).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25%.

As part of the LTIP, on September 10, 2007 the Company’s Board of Directors approved certain target payments, under the LTIP, to certain employees. Consistent with the provisions of SFAS 123R the Company has measured the fair value of the liability under the LTIP, as of September 30, 2007 and charged the expense relating to such liability to compensation cost in the amount of $185,000 for the three months ended September 30, 2007 (September 30, 2006—nil). The outstanding liability under the LTIP will be re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value will be recognized.

Employee Share Purchase Plan (“ESPP”)

During the three months ended September 30, 2007, 16,894 Common Shares were issued under the ESPP for cash collected from employees totaling $350,000. In addition, cash in the amount of $181,000 was received from employees that will be used to purchase Common Shares in future periods.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

During the three months ended September 30, 2006, 22,209 Common Shares were issued under the ESPP for cash collected from employees totaling $305,000. In addition, cash in the amount of $179,000 was received from employees for the purchase of Common Shares in future periods.

NOTE 11—NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

	Three months ended September 30,
	2007	2006
Basic net income per share
Net income	$7,800	$7,301

Basic net income per share	$0.16	$0.15

Diluted net income per share
Net income	$7,800	$7,301

Diluted net income per share	$0.15	$0.15

Weighted average number of shares outstanding
Basic	50,285	48,975
Effect of dilutive securities	1,333	1,244

Diluted	51,618	50,219

Excluded as anti-dilutive *	698	2,504

*	Certain options to purchase Common Shares are excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

NOTE 12—INCOME TAXES

The Company’s effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

On July 1, 2007, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final.

The Company did not recognize an increase in its net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption of FIN 48.

The total amount of unrecognized tax benefits as of July 1, 2007 was $43.0 million of which $13.6 million of unrecognized tax benefits would affect the Company’s effective tax rate, if realized, and the remaining $29.4 million would reduce goodwill recorded in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including an increase of $1.8 million to long-term deferred tax assets, an increase of $26.5 million to long-term income taxes recoverable, a decrease of $18.1 million to income taxes payable, an increase of $39.9 million to long-term income taxes payable and a decrease of $6.5 million to goodwill. These unrecognized tax benefits relate primarily to the deductibility of inter company charges as they relate to transfer pricing.

Upon adoption of FIN 48 the Company has elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of the Company’s unaudited Condensed Consolidated Statements of Income. The gross amount of interest and penalties accrued as of July 1, 2007 was $7.0 million.

The Company believes it is reasonably possible that the gross unrecognized tax benefits, as of July 1, 2007 could decrease in the next 12 months by approximately $700,000, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

The Company’s three most significant tax jurisdictions are Canada, the United States and Germany. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to seven years.

The Company is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has tax examinations open in Canada, the U.S. and France. The Company regularly assesses the status of these tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Although the Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations, there can be no assurances as to the possible future outcomes.

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

For the Three Months Ended September 30, 2007

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the three months ended September 30, 2007 and September 30, 2006, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM.

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

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Three months ended September 30, 2007
Revenue from external customers	$79,150	$76,755	$8,062	$163,967
Operating costs	59,482	55,864	7,162	122,508

Contribution margin	$19,668	$20,891	$900	$41,459

Three months ended September 30, 2006
Revenue from external customers	$48,732	$47,451	$4,972	$101,155
Operating costs	39,724	35,205	5,467	80,396

Contribution margin	$9,008	$12,246	$(495)	$20,759

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements for three months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,
	2007	2006
Total contribution margin from operating segments above	$41,459	$20,759
Amortization and depreciation	20,551	10,220
Special charges (recoveries)	(61)	(468)

Total operating income	20,969	11,007
Interest, other income, taxes and minority interest	(13,169)	(3,706)

Net income	$7,800	$7,301

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	As of September 30, 2007	As of June 30, 2007
Segment assets:
North America	$774,618	$757,352
Europe	501,890	512,417
Other	59,456	57,076

Total assets	$1,335,964	$1,326,845

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area for the three months ended September 30, 2007 and 2006:

	Three months ended September 30
	2007	2006
Total revenues:
Canada	$11,087	$6,711
United States	68,063	42,021
United Kingdom	20,996	10,838
Germany	22,329	16,243
Rest of Europe	33,430	20,370
Other	8,062	4,972

Total revenues	$163,967	$101,155

	As of September 30, 2007	As of June 30, 2007
Segment assets:
Canada	$244,994	$217,051
United States	529,624	540,301
United Kingdom	100,687	100,440
Germany	188,788	199,312
Rest of Europe	212,415	212,665
Other	59,456	57,076

Total segment assets	$1,335,964	$1,326,845

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of September 30, 2007	As of June 30, 2007
North America	$363,397	$355,806
Europe	148,670	142,109
Other	31,640	30,397

	$543,707	$528,312

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 14—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,327	$229
Cash received during the period for interest	$1,171	$621
Cash paid during the period for income taxes	$499	$2,655

NOTE 15—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$490,268	$22,326	$58,740	$68,647	$340,555
Operating lease obligations *	100,032	19,632	46,612	18,762	15,026
Purchase obligations	5,764	2,255	3,152	357	—

	$596,064	$44,213	$108,504	$87,766	$355,581

*	Net of $5.8 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $4.0 million and $2.3 million was recorded during the three months ended September 30, 2007 and September 30, 2006, respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For the purpose of calculating the interest on the term loan, LIBOR has been assumed at 5.20%, which is the three-month LIBOR rate as of September 30, 2007. For details relating to the term loan and the mortgage see Note 9 “Long-term Debt and Financial Instruments and Hedging Activities”.

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

For the Three Months Ended September 30, 2007

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

Based on the number of minority IXOS shareholders as of September 30, 2007, the estimated amount of Annual Compensation is approximately $127,000 for the three months ended September 30, 2007. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

For the Three Months Ended September 30, 2007

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

NOTE 16—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring Plan

In December 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan were expected to be approximately $7.0 million, of which $6.4 million has been recorded within Special charges to date. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and are expected to be paid by December 31, 2007, and August 31, 2010, respectively. However on a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates as appropriate. In the three months ended September 30, 2007 the Company recorded recoveries from Special charges of $17,000. A reconciliation of the beginning and ending liability for the three months ended September 30, 2007 is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2007	$1,229	$45	$—	$1,274
Accruals (recoveries)	(90)	17	56	(17)
Cash payments	(688)	(57)	(56)	(801)
Foreign exchange and other adjustments	(97)	—	—	(97)

Balance as of September 30, 2007	$354	$5	$—	$359

The following table outlines restructuring charges incurred under the Fiscal 2007 restructuring plan, by segment, for the three months ended September 30, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$(105)	$—	$56	$(49)
Europe	15	17	—	32
Other	—	—	—	—

Total charges (recoveries) by segment for the three months ended September 30, 2007	$(90)	$17	$56	$(17)

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan were expected to be

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

approximately $22.0 million, of which $21.0 million has been recorded within Special charges to date. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. In the three months ended September 30, 2007, the Company recorded recoveries from Special charges of $44,000. The provision related to workforce reduction has been completed as of September 30, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2007	$134	$1,346	$—	$1,480
Accruals (recoveries)	(41)	3	(6)	(44)
Cash payments	(98)	(243)	6	(335)
Foreign exchange and other adjustments	5	37	—	42

Balance as of September 30, 2007	$—	$1,143	$—	$1,143

The following table outlines restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the three months ended September 30, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(41)	$3	$(4)	$(42)
Europe	—	—	(2)	(2)
Other	—	—	—	—

Total charges (recoveries) for period ended September 30, 2007	$(41)	$3	$(6)	$(44)

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows for the three months ended September 30, 2007:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2007	$1,264
Cash payments	(109)
Foreign exchange and other adjustments	36

Balance as of September 30, 2007	$1,191

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 17—ACQUISITIONS

Fiscal 2008

Purchase of an Asset Group Constituting a Business

On September 14, 2007 the Company acquired certain miscellaneous assets from a Canadian company in the amount of $2.2 million. Of the total purchase price of $2.2 million, approximately $9,000 has been allocated to the fair value of certain computer hardware and the remaining amount has been allocated to Goodwill. These allocations are preliminary and represent management’s best estimate of the allocation of the purchase price and are expected to change on or before September 13, 2008.

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

Consideration for this acquisition consisted of $4.7 million in cash, of which $4.4 million was paid at closing, and $300,000 was paid into escrow for a period of one year, as provided for in the share purchase agreement. The Company additionally incurred approximately $523,000 in costs directly related to this acquisition. In addition, the Company paid an amount of $600,000 into escrow on account of a payment due to the former owner of Momentum in connection with his employment with the Company for a period of one year ending on March 1, 2008. This amount has been included as part of “Prepaid expenses and other current assets” in the consolidated financial statements and is being charged to operations over the 12 months commencing March 2, 2007.

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

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The preliminary purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $620)	$1,454
Long-term assets	157
Goodwill *	3,495

Total assets acquired	5,106
Liabilities assumed	(506)

Net assets acquired	$4,600

*	Includes the fair value of intangible assets acquired as part of this acquisition. The Company is currently in the process of determining the fair value of such intangible assets and upon the final determination of such fair value the Company may allocate a portion of the purchase price to acquired intangible assets, resulting in a corresponding reduction to recorded goodwill.

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

Consideration for this acquisition, net of cash acquired, consisted of $412.5 million in cash including approximately $21.0 million associated with the open market purchases of Hummingbird shares acquired in June 2006 and $7.9 million of direct acquisition related costs.

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

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $88,287)	$68,722
Long-term assets	10,594
Customer assets	139,800
Technology assets	159,200
Goodwill	280,993

Total assets acquired	659,309
Deferred tax liabilities	(86,226)
Liabilities assumed	(160,592)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The finalization of the Hummingbird purchase price allocation in the current quarter ended September 30, 2007, resulted in an increase of $8.6 million to previously recorded goodwill. This increase was primarily attributable to a net increase of $4.5 million relating to restructuring plans formulated commencing on the date of consummation of the acquisition in accordance with EITF 95-3 and transaction related costs, and $1.4 million relating to taxation related items. The remainder of the adjustments related to the finalization of the in process research and development (“IPR&D”) valuation as well as fair value adjustments to miscellaneous assets acquired and liabilities assumed due to the completion of analysis of acquisition date information, and to pre-acquisition contingencies.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $44.9 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the quarter ended December 31, 2007. For further details relating to the type and amounts of these liabilities see Note 8—“Accounts payable and accrued liabilities”.

In Process Research and Development

The Company has expensed IPR&D in the amount of $500,000 arising from the acquisition of Hummingbird as it represents incomplete Hummingbird research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2007

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

functions, features, and technical performance requirements. The value assigned to IPR&D of $500,000 was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.

Unaudited Pro Forma Results

The unaudited pro forma information relating to Hummingbird included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been capitalized as part of the preliminary purchase allocation but includes the amortization charges from acquired intangible assets and adjustments to interest expense on account of long-term debt obtained to partially finance this acquisition. See Note 9—“Long-term Debt and Financial Instruments and Hedging Activities”. Non-recurring charges of $16.0 million are included in these unaudited proforma information. These charges relate primarily to one-time business combination and compensation costs incurred by Hummingbird prior to its acquisition by Open Text. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Hummingbird had taken place at the beginning of the period presented.

(in thousands, except per share data)	Three months ended September 30, 2006
(Unaudited)
Total revenues	$160,455
Net loss	$(38,080)
Basic net loss per share	$(0.78)
Diluted net loss per share	$(0.78)

FIN 48

Upon the adoption of FIN 48, goodwill relating to the Hummingbird acquisition was reduced by an amount of $6.5 million (see Note 12—“Income Taxes”).

IXOS

As of September 30, 2007, the Company owned 96.07% (June 30, 2007—96.02%) of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases during the three months ended September 30, 2007. Total consideration paid for the purchase of shares of IXOS during the three months ended September 30, 2007 was approximately $176,000. The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three month period ended September 30, 2007, certain sections of which are incorporated herein by reference as set forth in Part II item IA “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

BUSINESS OVERVIEW

We are the world’s largest independent vendor of Enterprise Content Management (“ECM”) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based business content, which includes text documents, email, reports, images and video, and transaction-based data. We offer a wide range of ECM products that help our customers ensure compliance with industry regulations and internal policies, controlling information flows, and helping solve other content-intensive business challenges. Our initial public offering was on the NASDAQ in 1996 and, subsequently, we listed on the Toronto Stock Exchange in 1998. We currently employ approximately 2,700 people worldwide.

Our operations fall into one dominant industry segment being ECM which is further divided into three revenue types: License, Customer support and Services. However, we manage and evaluate our operations primarily upon the basis of the geographic segments of North America, Europe and “Other”. The “Other” segment is a residual segment consisting of operations in regions other than North America and Europe.

Milestones:

The first quarter of fiscal 2008 has been a successful quarter for us. Overall this quarter was “in line’ with our expectations for revenue, profitability and cash flow. Significant milestones that occurred during this quarter were as follows:

•	Total revenue increased to $164.0 million, equivalent to a 62% increase over the same quarter of the last fiscal year.

•	License revenue increased to $44.3 million equivalent to a 54% increase over the same quarter of the last fiscal year

•	Operating cash flows increased to $32.2 million equivalent to a 234% increase over the same quarter of the last fiscal year.

•	Making a non-scheduled prepayment of $30.0 million towards our long-term debt in September 2007.

•	Hosting the 14th annual “Live Linkup” user conference in Orlando Florida, in October 2007, which was well attended and included approximately 1,500 attendees and 250 partner representatives

•

Gartner, Inc. (“Gartner”), a technology research and advisory firm, has positioned Open Text in the Leaders Quadrant in the “Magic Quadrant” for Enterprise Content Management, 2007. (The Magic Quadrant is a graphical representation of a particular “marketplace” at and for a specific time period. It depicts Gartner’s analysis of how certain vendors measure against criteria for the marketplace, as defined by Gartner.)

•

Opening a new office in Microsoft’s Partner Solution Center in Redmond, Washington as part of our continued involvement in developing content management applications and services that extend Microsoft technology

Acquisitions

We have a history of both organic and acquisition-related growth and a robust and dynamic acquisition program is an integral part of our corporate strategy. We did not make any significant acquisitions in the first quarter of fiscal 2008; however we continue to see consolidation in our environment and will continue to regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

During the current quarter we did a small asset-based acquisition involving certain miscellaneous assets and 12 employees, in the amount of $2.2 million.

Partners

We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, to deliver customer-focused solutions. Key alliances of Open Text include Oracle©, Microsoft©, SAP©, Deloitte©, Accenture© and Hitachi©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continue to make significant progress with our global partner program, with emphasis on developing strategic relations and tight integration with partners. Business generated through areas like archiving, records management and compliance continue to be driven through our partners.

Our revenue from partners contributed to approximately 34% of our revenues in the first quarter of fiscal 2008 compared to approximately 20% in the first quarter of fiscal 2007. In addition, one of our “large” license deals (greater than $1.0 million) concluded in this quarter was with Oracle.

We are now targeting a goal of reaching 40% partner license revenue in the coming 18 months.

Outlook for Fiscal 2008

The consensus of ECM industry analysts is that the ECM market will grow in the 8% to 13% range and we see our license revenue growing in and around the same range. We see e-mail archiving and records management products as being the main “drivers” of the ECM market and we expect that our traditional customer base will continue to build upon existing ECM applications.

We expect to launch our DMX product in the second quarter of fiscal 2008. Our partnership with SAP will continue to be a significant strategic initiative for us in fiscal 2008, enabling us to access new markets. We anticipate new opportunities for growth in the ECM market, particularly around records management and compliance as well as increased demand for SharePoint and SAP integration. We believe that the market will continue to consolidate and that such consolidation will help us on the competitive front. Previously, post our Hummingbird acquisition, we concentrated on securing the Hummingbird customer base. Starting in the second quarter of fiscal 2008, however, we will begin actively selling our Open Text suite of products to our new customer base.

We also expect to continue to pay down our long-term debt and expect to make a third prepayment of approximately $30.0 million in the second quarter of fiscal 2008.

Overall, our focus for fiscal 2008 will be to:

•	continue growing license revenue;

•	improve profitability; and

•	expand on business opportunities created by our partner initiatives.

Results of Operations

As a result of our acquisition of Hummingbird, we have included the financial results of Hummingbird in our consolidated financial statements beginning October 2, 2006, the date we acquired 100% of the issued and outstanding shares of Hummingbird. The fluctuations in the operating results in the current period, compared with the same period in the prior fiscal year, are generally due to the synergies generated by this acquisition.

Immediately upon the acquisition of Hummingbird, we restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned by either a combined vertical or within a given geography. All back office functions such as accounting and information technology were consolidated to manage the combined operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and various levels of management personnel were terminated and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is, we believe, not meaningful and therefore not articulated within this discussion and analysis.

The following table presents an overview of our results of operations:

	Three months ended September 30,
(in thousands)	2007	2006	% Change
Total revenue	$163,967	$101,155	62.1%
Cost of revenue	53,808	34,933	54.0%
Gross profit	110,159	66,222	66.3%
Amortization of acquired customer intangible assets	7,415	2,382	211.3%
Special charges (recoveries)	(61)	(468)	(87.0)%
Other operating expenses	81,836	53,301	53.5%
Income from operations	20,969	11,007	90.5%
Gross margin	67.2%	65.5%
Operating margin	12.8%	10.9%
Net income	$7,800	$7,301	6.8%

An analysis of our “Results of Operations” follows:

Revenues

Revenue and by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

	Three months ended September 30,
(In thousands)	2007	2006	% Change
License	$44,260	$28,825	53.5%
Customer support	86,304	48,288	78.7%
Services	33,403	24,042	38.9%

Total	$163,967	$101,155	62.1%

	Three months ended September 30,
(% of total revenue) (Revenue “mix”)	2007	2006
License	27.0%	28.5%
Customer support	52.6%	47.7%
Services	20.4%	23.8%

Total	100.0%	100.0%

Revenue by Geography

	Three months ended September 30,
(In thousands)	2007	2006
North America	$79,150	$48,732
Europe	76,755	47,451
Other	8,062	4,972

Total	$163,967	$101,155

	Three months ended September 30,
% of total revenue	2007	2006
North America	48.3%	48.2%
Europe	46.8%	46.9%
Other	4.9%	4.9%

Total	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $15.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in the three months ended September 30, 2007, Europe accounted for 51.9% of the increase on account of higher partner involvement, followed by North America, which added 43.5% and the other segment contributed approximately 4.6% of the overall growth in license revenue.

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

Customer support revenue increased by approximately $38.0 million in three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as the result of growth from our North American operations and the accretive impact of Hummingbird. Of the total growth achieved in the three months ended September 30, 2007, North America accounted for 52.1% of the increase, followed by Europe, which contributed 42.9% and the other segment provided for the remaining growth in customer support revenue.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue increased by approximately $9.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in the three months ended September 30, 2007, Europe accounted for 52.1% of the increase, followed by North America, which added 41.5% and the other segment contributed to the rest of the overall growth in service revenue.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended September 30,
(In thousands)	2007	2006	% Change
License	$3,554	$2,800	26.9%
Customer Support	12,598	6,987	80.3%
Service	27,504	20,300	35.5%
Amortization of acquired technology intangible assets	10,152	4,846	109.5%

Total	$53,808	$34,933	54.0%

	Three months ended September 30,
Gross Margin	2007	2006
License	92.0%	90.3%
Customer Support	85.4%	85.5%
Service	17.7%	15.6%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased by $754,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to higher product distribution costs of approximately $310,000 and higher royalty costs of $374,000. The remainder of the increase was due to very slight increases in third party costs and reseller fees. All of these increases were directly related to the increase in license revenue. Overall gross margin on cost of license revenue has remained stable over the three months ended September 30, 2007 and three months ended September 30, 2006 as our overall cost structure has remained relatively unchanged.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $5.6 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to an increase in employee headcount of 178 employees and the direct costs associated with increased customer service revenue. Overall gross margin on cost of customer support revenue has remained stable over the three months ended September 30, 2007 as our overall cost structure has remained relatively unchanged.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased by $7.2 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to an increase in employee headcount of 125 employees and the direct costs associated with increased service revenue. Overall gross margins increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of a better than expected performance in Europe.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets increased by $5.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the amortization of technology assets acquired as part of the Hummingbird acquisition. Technology assets in the amount of $159.2 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended September 30,
(In thousands)	2007	2006	% Change
Research and development	$23,732	$14,218	66.9%
Sales and marketing	38,110	24,872	53.2%
General and administrative	17,010	11,219	51.6%
Depreciation	2,984	2,992	(0.3)%
Amortization of acquired customer intangible assets	7,415	2,382	211.3%
Special charges (recoveries)	(61)	(468)	(87.0)%

Total	$89,190	$55,215	61.5%

	Three months ended September 30,
(in % of total revenue)	2007	2006
Research and development	14.5%	14.1%
Sales and marketing	23.2%	24.6%
General and administrative	10.4%	11.1%
Depreciation	1.8%	3.0%
Amortization of acquired customer intangible assets	4.5%	2.4%
Special charges (recoveries)	0.0%	(0.5)%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $9.5 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, predominantly due to an increase in headcount of 271 employees. The additional headcount resulted in an increase of direct labour and labour -related benefits and expenses of approximately $6.4 million. The remaining increase in research and development expense is related to approximately $1.0 million of overhead and office expense, an In-Process Research and Development charge relating to the Hummingbird acquisition of $500,000 and the balance due to miscellaneous increases.

In fiscal 2008 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $13.2 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 predominantly due to an increase in headcount of 165 employees. The additional headcount resulted in an increase in direct labour and labour related benefits and expenses of approximately $7.7 million. In addition the other major items that contributed to the increase are higher sales commissions of $1.8 million arising on account of a larger combined sales force and increased revenues, increased travel and marketing expenses of $1.7 million and miscellaneous accretions in other sales related direct costs making up the difference.

In fiscal 2008 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased by $5.8 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 mainly as a result of an increase in headcount of 94 employees. The additional headcount resulted in an increase in direct labour and labour related benefits and expenses of approximately $1.3 million. The remaining increase in general administrative expenses related to miscellaneous operating activities associated with the expanded scale of the business.

In fiscal 2008 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Depreciation expenses

Depreciation expenses decreased slightly in three months ended September 30, 2007 over three months ended September 30, 2006 due to a decrease in spending on capital assets.

Amortization of acquired customer intangible assets

Amortization of acquired technology intangible assets increased by $5.0 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Special charges (recoveries)

The following table sets forth the details of “Special charges” for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In thousands)	2007	2006
Fiscal 2007 Restructuring Plan	$(17)	$—
Fiscal 2006 Restructuring Plan	(44)	(468)

Total	$(61)	$(468)

For more details on special charges, see Note 16 “Special Charges (Recoveries)” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Interest expense

Net interest expense increased by $8.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was predominantly due to the interest expense incurred on our $390 million long-term debt acquired in October 2006, which was used to partially finance our Hummingbird acquisition. For more details on interest expense see Note 9 “Long-Term Debt and Financial Instruments and Hedging Activities” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2007, the weighted-average fair value of options granted, as of the grant date, was $11.12, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 5.0%; expected dividend yield of 0%; and expected life of 5.0 years. A forfeiture rate of 5%, based on historical employee turnover rates, was used to determine the net amount of compensation expense recognized.

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

Share-based compensation cost included in the unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2007 was $1.1 million. Deferred tax assets of $138,000 were recorded, as of September 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

Share-based compensation cost included in the unaudited Condensed Consolidated Statements of Income for the year ended September 30, 2006 was approximately $1.3 million. Deferred tax assets of $171,000 were recorded, as of September 30, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

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

Long Term Incentive Plan

On September 10, 2007 our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”).

The LTIP is a rolling three year program whereby Open Text will make a series of annual grants, each of which covers a three year performance period, to certain of its employees, upon the employee meeting pre-determined performance targets. Awards may range from 100% to 150% of target, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. The LTIP awards will be paid in cash.

For more details on the LTIP see Note 10 “Share Capital and Share Based Payments” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Income taxes

The effective tax rate for the three months ended September 30, 2007 was 30.0% compared to 37.2% for the same period in the prior fiscal year. The decrease in the effective rate was due to a number of factors including, but not limited to, the reversal of valuation allowances, the impacts of permanent items and the application of separate and distinct tax rates across various tax jurisdictions.

Liquidity and Capital Resources

The following table summarizes the changes in our cash and cash equivalents and cash flows over the periods indicated:

	Three months ended September 30,		Increase/ (Decrease) in Cash
(in thousands)	2007	2006
Cash and cash equivalents	$150,306	$111,224	$39,082
Net cash provided by (used in):
Operating activities	32,214	9,637	22,577
Investing activities	(11,630)	(6,395)	(5,235)
Financing activities	(25,166)	563	(25,729)

Net cash provided by operating activities

Net cash provided by operating activities increased by approximately $22.6 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to a higher net income of $499,000, the favorable impact of non cash adjustments of approximately $9.9 million and a net increase in operating assets and liabilities of approximately $12.2 million.

Net cash used in investing activities

Net cash used in investing activities increased by approximately $5.2 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to additional payments made for acquisition-related accruals of $5.6 million, and the purchase of an asset group constituting a business of $2.2 million. The increase was offset by reduced spending on capital assets of $1.6 million as part of our planned effort to reduce capital expenditures and other miscellaneous reductions in investing activities.

In accordance with the accounting rules for setting up acquisition-related accruals, we set up accruals in the amount of $37.0 million relating to an exit plan for workforce reductions of legacy Hummingbird employees and abandonment of legacy Hummingbird facilities. During the three months ended September 30, 2007 we made cash payments of approximately $6.1 million relating to these accruals. We expect to make the balance of the payments—except those relating to the excess facilities—by the end of our second quarter of fiscal 2008.

Net cash used in financing activities

Net cash used in financing activities increased by approximately $25.7 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to a $30.0 million long-term debt prepayment we made in September 2007, $824,000 relating to quarterly principal payments on our long-term debt and $338,000 relating to other miscellaneous financing activities. This outflow of cash was offset slightly by an increase in proceeds from our common shares of $5.2 million.

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.50%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date we have made total prepayments of $60.0 million of the principal on the term loan including a prepayment of $30.0 million in September 2007. These payments have reduced the quarterly principal payment to approximately $824,056.

As of September 30, 2007, the carrying value of the term loan was $326.3 million and we are in compliance with all loan covenants relating to this facility.

In the second quarter of our fiscal 2008 we expect to make another prepayment in the amount of $30.0 million on this term loan.

To limit our exposure to the floating rate portion of the interest rate on the term loan, we entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver replaced a CAD $40.0 million line of credit (the “old line of credit”) that we previously had with the bank. We had no balances outstanding under the old line of credit at the date of termination. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of September 30, 2007 and thus far, we have not borrowed any amounts under this facility in fiscal 2008.

Outlook for Fiscal 2008

We will use any excess cash remaining after meeting operational requirements for one or more of the following purposes:

•	Repayment of long-term debt

•	Re-purchase of our shares

•	Acquiring of other companies

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an asset “held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during fiscal 2008. As of September 30, 2007 the fair value of the building was $5.6 million.

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

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$490,268	$22,326	$58,740	$68,647	$340,555
Operating lease obligations *	100,032	19,632	46,612	18,762	15,026
Purchase obligations	5,764	2,255	3,152	357	—

	$596,064	$44,213	$108,504	$87,766	$355,581

*	Net of $5.8 million of non-cancelable sublease income we are to receive from properties which the we have subleased to other parties.

Rental expense of $4.0 million and $2.3 million was recorded during the three months ended September 30, 2007 and September 30, 2006, respectively.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. See Note 9—“Long-term Debt and Financial Instruments and Hedging Activities” in our unaudited Notes to the Condensed Consolidated Financial Statements under Item 1, in this Quarterly Report on Form 10-K. Q

Litigation

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

Critical Accounting Policies and Estimates

Our consolidated financial Statements are prepared in accordance with United States generally accepted accounting principles (U.S.GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible Assets

•	Accounting for income taxes

•	The valuation of stock options granted and liabilities related to share-based payments

•	Allowances for doubtful accounts

•	Facility and restructuring accruals

With the exception of our adoption of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”) on July 1,2007, there were no significant changes in our critical accounting policies and estimates. Please refer to our Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

For more details relating to our adoption of FIN 48, please see Note 12—“Income Taxes” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our term loan, as we had no borrowings outstanding under our line of credit at September 30, 2007. As of September 30, 2007 we had an outstanding balance of $326.3 million on this loan. The term loan bears a floating interest rate of LIBOR plus 2.5%. As of September 30, 2007, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $9.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of September 30, 2007 is outstanding for the entire period.

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

Foreign currency risk

A substantial portion of our cash and cash equivalents are held in currencies other than the U.S. dollar, on account of our global operations. As of September 30, 2007, this balance represented approximately 83% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 8%.

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

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed in the following cautionary statements and elsewhere in this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. You should carefully review the following factors, as well as the other information set forth herein, when evaluating us and our business. If any of the following risks were to occur, our business, financial condition and results of operations would likely suffer. In that event, the trading price of our Common Shares would likely decline. Such risks are further discussed in the information we file with the SEC throughout the course of the year. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to us

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, 2002, and recent rules proposed and enacted by the SEC and NASDAQ, have materially increased our expenses as we respond to the these changes. In particular, compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, 2002, has resulted in a higher level of internal costs and fees from our independent accounting firm and as well as from external consultants. These rules could also adversely affect our ability to obtain certain types of insurance at a reasonable cost, including director and officer liability insurance. As a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher premiums and related costs to obtain the same or similar coverage. The increased difficulty to obtain affordable director and officer liability insurance could also make it more difficult for us to attract and retain qualified persons to serve: (i) on our Board of Directors; (ii) on committees of our Board of Directors; or (iii) as executive officers.

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

OPEN TEXT CORPORATION

Date: November 9, 2007	By:	/s/ JOHN SHACKLETON
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