Form 10-Q
period 2007-12-31
OPEN TEXT CORP
filed 2008-02-08
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2007

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

At February 1, 2008 there were 50,897,629 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,709	$149,979
Accounts receivable trade, net of allowance for doubtful accounts of $2,966 as of December 31, 2007 and $2,089 as of June 30, 2007 (note 6)	120,588	128,781
Income taxes recoverable (note 11)	19,599	31,060
Prepaid expenses and other current assets	10,518	10,368
Deferred tax assets (note 11)	32,410	30,248

Total current assets	342,824	350,436
Capital assets (note 3)	42,879	43,614
Goodwill (note 4)	552,079	528,312
Acquired intangible assets (note 5)	313,118	343,324
Deferred tax assets (note 11)	29,201	42,078
Other assets	11,119	9,524
Long-term income taxes recoverable (note 11)	36,945	9,557

	$1,328,165	$1,326,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$101,403	$100,211
Current portion of long-term debt (note 8)	3,488	4,048
Deferred revenues	134,399	143,097
Income taxes payable (note 11)	11,701	33,705
Deferred tax liabilities (note 11)	1,198	1,601

Total current liabilities	252,189	282,662
Long-term liabilities:
Accrued liabilities (note 7)	22,338	22,516
Long-term debt (note 8)	306,458	366,765
Deferred revenues	3,313	3,840
Long-term income taxes payable (note 11)	41,893	—
Deferred tax liabilities (note 11)	102,246	120,019

Total long-term liabilities	476,248	513,140
Minority interest	7,763	6,975
Shareholders’ equity:
Share capital (note 9)
50,872,016 and 50,180,118 Common Shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively; Authorized Common Shares: unlimited	435,422	426,188
Additional paid-in capital	37,795	35,311
Accumulated other comprehensive income	105,728	68,034
Retained earnings (deficit)	13,020	(5,465)

Total shareholders’ equity	591,965	524,068

	$1,328,165	$1,326,845

Commitments and Contingencies (note 14)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
License	$55,158	$51,425	$99,418	$80,250
Customer support	90,614	78,022	176,918	126,310
Service	36,762	33,814	70,165	57,856

Total revenues	182,534	163,261	346,501	264,416
Cost of revenues:
License	4,649	3,322	8,203	6,122
Customer support	14,191	12,659	26,789	19,646
Service	30,192	29,108	57,696	49,408
Amortization of acquired technology-based intangible assets	10,308	10,396	20,460	15,242

Total cost of revenues	59,340	55,485	113,148	90,418

	123,194	107,776	233,353	173,998

Operating expenses:
Research and development	25,924	22,595	49,656	36,813
Sales and marketing	42,523	43,824	80,633	68,696
General and administrative	16,955	15,474	33,965	26,693
Depreciation	3,752	3,907	6,736	6,899
Amortization of acquired customer-based intangible assets	7,514	7,369	14,929	9,751
Special charges (recoveries) (note 15)	(47)	4,843	(108)	4,375

Total operating expenses	96,621	98,012	185,811	153,227

Income from operations	26,573	9,764	47,542	20,771
Other income (expense)	(3,683)	329	(5,510)	702
Interest income (expense), net (note 8)	(7,567)	(7,512)	(15,439)	(7,120)

Income before income taxes	15,323	2,581	26,593	14,353
Provision for income taxes	4,511	173	7,854	4,507

Net income before minority interest	10,812	2,408	18,739	9,846
Minority interest	127	131	254	268

Net income for the period	$10,685	$2,277	$18,485	$9,578

Net income per share—basic (note 10)	$0.21	$0.05	$0.37	$0.20

Net income per share—diluted (note 10)	$0.20	$0.04	$0.35	$0.19

Weighted average number of Common Shares outstanding—basic	50,736	49,152	50,511	49,063

Weighted average number of Common Shares outstanding—diluted	52,689	50,739	52,224	50,497

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

(In thousands of U.S. Dollars)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Retained Earnings (deficit), beginning of period	$2,335	$(19,824)	$(5,465)	$(27,125)
Net income	10,685	2,277	18,485	9,578

Retained Earnings (deficit), end of period	$13,020	$(17,547)	$13,020	$(17,547)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income for the period	$10,685	$2,277	$18,485	$9,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,574	21,672	42,125	31,892
In-process research and development	—	—	500	—
Share-based compensation expense	655	1,333	1,718	2,600
Employee long-term incentive plan	572	—	757	—
Excess tax benefits from share-based compensation	(369)	(536)	(766)	(741)
Undistributed earnings related to minority interest	127	131	254	268
Amortization of debt issuance costs	421	257	711	257
Unrealized loss on financial instruments	1,444	212	2,851	212
Deferred taxes	(3,408)	(10,638)	(4,113)	(8,924)
Changes in operating assets and liabilities:
Accounts receivable	(2,923)	25,191	7,579	23,497
Prepaid expenses and other current assets	302	277	(197)	894
Income taxes	8,070	(2,859)	8,554	(3,813)
Accounts payable and accrued liabilities	6,967	610	1,472	(4,913)
Deferred revenues	(5,110)	(10,475)	(8,883)	(13,437)
Other assets	336	3,976	510	3,695

Net cash provided by operating activities	39,343	31,428	71,557	41,065

Cash flows from investing activities:
Acquisitions of capital assets	(2,170)	(1,106)	(3,386)	(3,891)
Additional purchase consideration for prior period acquisitions	(263)	(1,390)	(439)	(1,723)
Purchase of Hummingbird, net of cash acquired	—	(384,761)	—	(384,761)
Purchase of an asset group constituting a business	—	—	(2,209)	—
Investments in marketable securities	—	—	—	(829)
Acquisition related costs	(3,813)	(17,752)	(11,842)	(20,200)

Net cash used in investing activities	(6,246)	(405,009)	(17,876)	(411,404)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	369	536	766	741
Proceeds from issuance of Common Shares	3,498	1,986	9,217	2,464
Repayment of long-term debt	(30,944)	(1,074)	(61,877)	(1,173)
Proceeds from long-term debt	—	390,000	—	390,000
Debt issuance costs	—	(7,412)	(349)	(7,433)

Net cash provided by (used in) financing activities	(27,077)	384,036	(52,243)	384,599

Foreign exchange gain on cash held in foreign currencies	3,383	2,722	8,292	2,787

Increase in cash and cash equivalents during the period	9,403	13,177	9,730	17,047
Cash and cash equivalents at beginning of period	150,306	111,224	149,979	107,354

Cash and cash equivalents at end of period	$159,709	$124,401	$159,709	$124,401

Supplementary cash flow disclosures (note 13)

See accompanying notes to unaudited condensed consolidated financial statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2007

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

The information furnished reflects all adjustments necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2008. Additionally, there have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007 other than the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which affected the Company’s Accounting for Income Taxes policy (see Note 11—“Income Taxes”).

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

As a result of such reclassifications, General and administrative expenses decreased by $1.0 million with corresponding increases of $256,000, $438,000, $39,000 and $315,000 in Cost of revenues for Customer support, Cost of revenues for Service, Research and development expense and Sales and marketing expense, respectively, for the six months ended December 31, 2006 from previously reported amounts.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income, including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive income was as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Other comprehensive income:
Foreign currency translation adjustment	$16,825	$11,026	$37,694	$9,189
Unrealized gain on investments in marketable securities	—	226	—	432
Net income for the period	10,685	2,277	18,485	9,578

Comprehensive income for the period	$27,510	$13,529	$56,179	$19,199

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) Issue No. 07-03 (“EITF 07-03”) Accounting for Nonrefundable Advance Payments for Goods or Services for Use in Future Research and Development Activities. EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-03 is effective for the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of EITF 07-03 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interest will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the impact that the adoption of SFAS 160 will have on its financial statements.

NOTE 3—CAPITAL ASSETS

	As of December 31, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,487	$9,122	$2,365
Office equipment	9,084	8,004	1,080
Computer hardware	77,712	69,584	8,128
Computer software	23,578	19,701	3,877
Leasehold improvements	13,315	9,396	3,919
Land and Buildings *	24,813	1,303	23,510

	$159,989	$117,110	$42,879

	As of June 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,417	$8,137	$2,280
Office equipment	8,642	7,579	1,063
Computer hardware	72,997	64,252	8,745
Computer software	22,232	17,368	4,864
Leasehold improvements	13,135	8,962	4,173
Land and Buildings *	23,497	1,008	22,489

	$150,920	$107,306	$43,614

*	Included in this balance is an asset held for sale with a fair value of approximately $5.6 million as of December 31, 2007 (June 30, 2007—$5.6 million). This asset is being held for sale as a result of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird Ltd. (“Hummingbird”) acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 4—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2006:

Balance, June 30, 2006	$235,523
Acquisition of Momentum	3,340
Acquisition of Hummingbird	272,433
Adjustments relating to prior acquisitions	4,395
Adjustments on account of foreign exchange	12,621

Balance, June 30, 2007	528,312
Purchase of an asset group constituting a business	2,199
Adjustments relating to prior acquisitions	8,744
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	19,304

Balance, December 31, 2007	$552,079

Adjustments relating to prior acquisitions relate primarily to the finalization during the three months ended September 30, 2007, of fair value estimates of Hummingbird assets and liabilities acquired, including adjustments reflecting plans formulated in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3”) that commenced on the date of consummation of the acquisition relating to employee termination and abandonment of excess facilities. Prior acquisition adjustments also relate, in the case of certain other prior acquisitions, to the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

For details relating to the reduction of goodwill upon the adoption of FIN 48 see Note 11—“Income Taxes”.

NOTE 5—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2006	$55,174	$47,152	$102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(36,206)	(24,586)	(60,792)
Impairment of intangible assets	(697)	—	(697)
Foreign exchange impact	2,228	2,047	4,275
Other	(483)	(305)	(788)

Net book value, June 30, 2007	179,216	164,108	343,324
Activity during fiscal 2008:
Amortization expense	(20,460)	(14,929)	(35,389)
Foreign exchange impact	2,311	2,720	5,031
Other	96	56	152

Net book value, December 31, 2007	$161,163	$151,955	$313,118

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the six months ended June 30, 2008 and for each of the next four years, assuming no further adjustments to acquired intangible assets:

Fiscal years ending June 30,
2008	$35,809
2009	65,651
2010	52,602
2011	49,980
2012	47,520

Total	$251,562

NOTE 6—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (“AfDA”) as of June 30, 2007	2,089
Bad debt expense for the period	1,285
Write-off /adjustments	(408)

Balance of allowance for doubtful accounts as of December 31, 2007	$2,966

Included in accounts receivable are unbilled receivables in the amount of $3.4 million and $3.4 million as of December 31, 2007 and June 30, 2007, respectively.

As part of the acquisition of Hummingbird the company assumed an AfDA of $17.6 million. The acquired accounts receivable were recorded at fair value, net of this amount. The balance of this AfDA was $6.9 million as of December 31, 2007 (June 30, 2007—$5.5 million). This information is included herein for memorandum purposes only and has no impact on the net balance of accounts receivable included in these Interim Financial Statements.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2007	As of June 30, 2007
Accounts payable—trade	$5,637	$8,140
Accrued salaries and commissions	28,814	29,437
Accrued liabilities	53,458	44,770
Amounts payable in respect of restructuring (note 15)	1,241	2,636
Amounts payable in respect of acquisitions and acquisition related accruals	12,253	15,228

	$101,403	$100,211

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Long-term accrued liabilities
	As of December 31, 2007	As of June 30, 2007
Pension liabilities	$322	$322
Amounts payable in respect of restructuring (note 15)	836	1,382
Amounts payable in respect of acquisitions and acquisition related accruals	14,289	15,025
Other accrued liabilities	1,311	534
Asset retirement obligations	5,580	5,253

	$22,338	$22,516

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to certain employees. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The fair value of the plan assets as of December 31, 2007 is $3.2 million (June 30, 2007—$2.9 million). The fair value of the pension obligation as of December 31, 2007 is $3.1 million, (June 30, 2007—$2.9 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At December 31, 2007, the present value of this obligation was $5.6 million, (June 30, 2007—$5.3 million), with an undiscounted value of $7.0 million, (June 30, 2007—$7.5 million). These leases were primarily assumed in connection with the IXOS and Hummingbird acquisitions.

Excess facility obligations and accruals relating to acquisitions

The Company has accrued for the cost of excess facilities in connection with a number of its acquisitions, including its fiscal 2007 Hummingbird acquisition. These accruals include the Company’s best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the excess facility will be charged to income and any deficits will be reversed to goodwill. The terms of the leases range from one year to 17 years.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

The following table summarizes the activity with respect to the Company’s acquisition accruals during the six months ended December 31, 2007.

	Balance June 30, 2007	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance December 31, 2007
Hummingbird
Employee termination costs	$7,845	$—	$(6,620)	$(279)	$946
Excess facilities	2,708	—	(689)	3,779	5,798
Transaction-related costs	—	975	(160)	—	815

	10,553	975	(7,469)	3,500	7,559
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	18,564	—	(467)	(221)	17,876
Transaction-related costs	—	—	—	—	—

	18,564	—	(467)	(221)	17,876
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	838	—	(19)	—	819
Transaction-related costs	—	—	—	—	—

	838	—	(19)	—	819
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	55	—	(10)	—	45
Transaction-related costs	—	—	—	—	—

	55	—	(10)	—	45
Totals
Employee termination costs	7,845	—	(6,620)	(279)	946
Excess facilities	22,165	—	(1,185)	3,558	24,538
Transaction-related costs	243	975	(160)	—	1,058

	$30,253	$975	$(7,965)	$3,279	$26,542

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

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 8—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of December 31, 2007	As of June 30, 2007
Long-term debt
Term loan	$295,502	$357,151
Mortgage	14,444	13,662

	309,946	370,813

Less:
Current portion of long-term debt
Term loan	2,993	3,599
Mortgage	495	449

	3,488	4,048

Long-term portion of long-term debt	$306,458	$366,765

Term loan and Revolver

On October 2, 2006, the Company entered into a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of a $390.0 million term loan facility (the “term loan”) and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to finance a portion of the Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by the Company and certain of its subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date the Company has made total prepayments of $90.0 million of the principal including a prepayment of $30.0 million in December 2007. These prepayments have reduced the quarterly principal payment to approximately $748,000.

For the three and six months ended December 31, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $6.1 million and $13.2 million, respectively, (three and six months ended, December 31, 2006-$7.5 million), on account of interest expense relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on the consolidated leverage ratio of the Company. There are no borrowings outstanding under the revolver as of December 31, 2007.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

For the three and six months ended December 31, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $73,000, and $145,000, respectively, (three and six months ended, December 31, 2006—$84,000), on account of stand- by fees relating to the revolver.

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

As of December 31, 2007, the carrying value of the building was $17.9 million. (June 30, 2007—$16.9 million)

For the three and six months ended December 31, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income includes $188,000 and $365,000, (three and six months ended December 31, 2006—$170,000, and $342,000 respectively), on account of interest expense relating to the mortgage.

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

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the three and six months ended December 31, 2007. The fair market value of the collar, which represents the cash the Company would receive or pay to settle the collar, was a payable of approximately $2.5 million as of December 31, 2007 (June 30, 2007—receivable of approximately $380,000), and has been included within “Accounts payable and accrued liabilities” (June 30, 2007—included within “Prepaid expenses and other current assets”) on the unaudited Condensed Consolidated Balance Sheets. The collar has a remaining term to maturity of 2.0 years.

For the three and six months ended December 31, 2007, interest expense in the unaudited Condensed Consolidated Statements of Income has been increased by $1.4 million and $2.8 million respectively, (three and six months ended December 31, 2006—$ 212,000), representing the change in the fair value of the collar. Additionally, the Company records payments or receipts on the collar as adjustments to interest expense.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Interest expense in the unaudited Condensed Consolidated Statements of Income has been reduced by nil and $10,000, on account of monies received under the collar for the three and six months ended December 31, 2007 respectively, (three and six months ended December 31, 2006—$4,000).

The Company will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods.

NOTE 9—SHARE CAPITAL AND SHARE BASED PAYMENTS

Share Capital

The authorized share capital of the Company includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

During the three and six months ended December 31, 2007 and 2006, the Company did not repurchase any of its Common Shares.

Share-Based Payments

Summary of Outstanding Stock Options

As of December 31, 2007, options to purchase an aggregate of 3,920,039 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,421,570 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four years and expire ten years from the date of the grant. The exercise price of the options the Company grants is set at an amount that is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under the Company’s stock option plans for the six months ended December 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	4,737,727	$14.15
Granted	25,000	24.87
Exercised	(675,004)	13.16
Forfeited or expired	(167,684)	16.20

Outstanding at December 31, 2007	3,920,039	$14.31	3.97	$67,205

Exercisable at December 31, 2007	2,804,537	$12.83	3.34	$52,232

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

For the Three and Six Months Ended December 31, 2007

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

For the three months ended December 31, 2007, there were no options granted by the Company. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized during this period.

For the six months ended December 31, 2007, the weighted-average fair value of options granted, as of the grant date, was $11.12, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 5.0%; expected dividend yield of 0%; and expected life of 5.0 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

As of December 31, 2007, the total compensation cost related to the unvested stock awards not yet recognized was $9.0 million, which will be recognized over a weighted average period of approximately 2 years.

As of December 31, 2006, the total compensation cost related to the unvested stock awards not yet recognized was $11.6 million, which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and six months ended December 31, 2007 was approximately $655,000 and $1.7 million respectively. Deferred tax assets of $123,000 and $261,000 were recorded, for the three and six months December 31, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the unaudited condensed consolidated statements of income for the three and six months ended December 31, 2006 was approximately $1.3 million and $2.6 million, respectively. Deferred tax assets of $213,000 and $384,000, respectively, were recorded, for the three and six months ended as of December 31, 2006 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the three and six months ended December 31, 2007, cash in the amount of $3.4 million and $8.9 million respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and six months ended December 31, 2007 from the exercise of options eligible for a tax deduction was $369,000, and $766,000 respectively, which was recorded as additional paid-in capital.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

For the three and six months ended December 31, 2006, cash in the amount of $1.8 million and $ 2.1 million respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and six months ended December 31, 2006 from the exercise of options eligible for a tax deduction was $ 536,000 and $741,000 respectively, which was recorded as additional paid-in capital.

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

As part of the LTIP, the Company’s Board of Directors approved certain target payments, under the LTIP, to certain employees during the three and six months ended December 31, 2007. Consistent with the provisions of SFAS 123R the Company has measured the fair value of the liability under the LTIP as of December 31, 2007 and charged the expense relating to such liability to compensation cost in the amount of $572,000 for the three months ended December 31, 2007 (Three months ended December 31, 2006—nil) and $757,000 for the six months ended December 31, 2007 (Six months ended December 31, 2006—nil). The outstanding liability under

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

the LTIP is re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (“ESPP”)

During the three months ended December 31, 2007, no Common Shares were issued under the ESPP. During the six months ended December 31, 2007, 16,894 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $350,000. In addition, cash in the amount of approximately $151,000 and $332,000, respectively, was received from employees for the three and six months ended December 31, 2007 that will be used to purchase Common Shares in future periods.

During the three months ended December 31, 2006, no Common Shares were issued under the ESPP. During the six months ended December 31, 2006, 22,209 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $305,000. In addition, cash in the amount of approximately $160,000 and $339,000, respectively, was received from employees for the three and six months ended December 31, 2006 that was used to purchase Common Shares in future periods.

NOTE 10—NET INCOME PER SHARE

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

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Basic net income per share
Net income	$10,685	$2,277	$18,485	$9,578

Basic net income per share	$0.21	$0.05	$0.37	$0.20

Diluted net income per share
Net income	$10,685	$2,277	$18,485	$9,578

Diluted net income per share	$0.20	$0.04	$0.35	$0.19

Weighted average number of shares outstanding
Basic	50,736	49,152	50,511	49,063
Effect of dilutive securities	1,953	1,587	1,713	1,434

Diluted	52,689	50,739	52,224	50,497

Excluded as anti-dilutive *	56	2,188	60	2,402

*	Certain options to purchase Common Shares are excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 11—INCOME TAXES

The Company’s effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

On July 1, 2007, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under SFAS No. 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not of being sustained. On subsequent recognition and measurement the maximum amount which is, more likely than not, capable to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final.

The Company did not recognize an increase in its net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption FIN 48.

The total amount of unrecognized tax benefits as of December 31, 2007 was $45.4 million of which $10.4 million of unrecognized tax benefits would affect the Company’s effective tax rate, if realized, and the remaining $35.0 million would reduce goodwill recorded in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet upon the adoption of FIN 48 at July 1, 2007, including an increase of $1.8 million to long-term deferred tax assets, an increase of $26.5 million to long-term income taxes recoverable, a decrease of $18.1 million to income taxes payable, an increase of $39.9 million to long-term income taxes payable and a decrease of $6.5 million to goodwill. These unrecognized tax benefits relate primarily to the deductibility of inter company charges as they relate to transfer pricing.

Upon adoption of FIN 48 the Company has elected to follow an accounting policy to classify accrued interest related to liabilities for income tax expense within the “Interest expense” line and penalties related to liabilities for income tax expense under the “Other expense” line of the Company’s unaudited Condensed Consolidated Statements of Income. The gross amount of interest and penalties accrued as of December 31, 2007 was $6.9 million.

The Company believes it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2007 could decrease in the next 12 months by approximately $1.3 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

The Company’s three most significant tax jurisdictions are Canada, the United States and Germany. The Company’s tax filings remain subject to tax examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to tax examinations by local taxing authorities vary by jurisdiction up to seven years.

The Company is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S. and France. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

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

Included in the following operating results are allocations of certain operating costs that are incurred in one reporting segment but which relate to all reporting segments. The allocations of these common operating costs are consistent with the manner in which they are allocated for the chief operating decision maker (“CODM”) of the Company’s analysis. For the three and six months ended December 31, 2007 and December 31, 2006, the “Other” category consists of geographic regions other than North America and Europe. Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since such transactions are not reviewed by the CODM.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Three months ended December 31, 2007
Revenue from external customers	$84,510	$87,722	$10,302	$182,534
Operating costs	56,862	69,565	8,007	134,434

Contribution margin	$27,648	$18,157	$2,295	$48,100

Three months ended December, 2006
Revenue from external customers	$72,852	$82,933	$7,476	$163,261
Operating costs	58,907	61,467	6,608	126,982

Contribution margin	$13,945	$21,466	$868	$36,279

Six months ended December 31, 2007
Revenue from external customers	$163,660	$164,477	$18,364	$346,501
Operating costs	116,344	125,429	15,169	256,942

Contribution margin	$47,316	$39,048	$3,195	$89,559

Six months ended December, 2006
Revenue from external customers	$121,584	$130,384	$12,448	$264,416
Operating costs	98,631	96,672	12,075	207,378

Contribution margin	$22,953	$33,712	$373	$57,038

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements for the three and six months ended December 31, 2007 and 2006 is as follows:

	Three months ended December 31,
	2007	2006
Total contribution margin from operating segments above	$48,100	$36,279
Amortization and depreciation	21,574	21,672
Special charges (recoveries)	(47)	4,843

Total income from operations	26,573	9,764
Interest, other income, taxes and minority interest	(15,888)	(7,487)

Net income	$10,685	$2,277

	Six months ended December 31,
	2007	2006
Total contribution margin from operating segments above	$89,559	$57,038
Amortization and depreciation	42,125	31,892
Special charges (recoveries)	(108)	4,375

Total income from operations	47,542	20,771
Interest, other income, taxes and minority interest	(29,057)	(11,193)

Net income	$18,485	$9,578

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

	As of December 31, 2007	As of June 30, 2007
Segment assets:
North America	$752,811	$757,352
Europe	518,553	512,417
Other	56,801	57,076

Total assets	$1,328,165	$1,326,845

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area, for the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Total revenues:
Canada	$14,643	$11,219	$25,730	$17,930
United States	69,867	61,633	137,930	103,654
United Kingdom	22,515	18,429	43,511	29,267
Germany	27,430	30,759	49,759	47,002
Rest of Europe	37,777	33,745	71,207	54,115
Other	10,302	7,476	18,364	12,448

Total revenues	$182,534	$163,261	$346,501	$264,416

	As of December 31, 2007	As of June 30, 2007
Segment assets:
Canada	$242,060	$217,051
United States	510,751	540,301
United Kingdom	98,877	100,440
Germany	201,607	199,312
Rest of Europe	218,069	212,665
Other	56,801	57,076

Total segment assets	$1,328,165	$1,326,845

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of December 31, 2007	As of June 30, 2007
North America	$365,811	$355,806
Europe	153,699	142,109
Other	32,569	30,397

	$552,079	$528,312

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,359	$7,755	$13,686	$7,984
Cash received during the period for interest	$1,296	$967	$2,467	$1,588
Cash paid during the period for income taxes	$1,430	$3,621	$1,929	$6,276

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$430,083	$12,583	$50,101	$60,336	$307,063
Operating lease obligations *	94,000	13,249	47,269	18,619	14,863
Purchase obligations	5,260	1,517	3,348	395	—

	$529,343	$27,349	$100,718	$79,350	$321,926

*	Net of $5.6 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $4.2 million and $8.2 million was recorded during the three and six months ended December 31, 2007, (Three and six months ended December 31, 2006—$3.8 million and $6.1 million respectively), respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage see Note 8 “Long-term Debt and Financial Instruments and Hedging Activities”.

The Company does not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “IXOS DA”) with IXOS. The IXOS DA came into force in August 2005 when it was registered in the commercial register at the local court in Munich. Under the terms of the IXOS DA, Open Text acquired authority to issue directives to the management of IXOS. Also within the terms of the IXOS DA, Open Text

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

offered to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. In connection with the offer to purchase the remaining Common Shares of IXOS the Company obtained, on December 11, 2007, a demand guarantee from a Canadian chartered bank in the amount of Euro 11.1 million for the purpose of guaranteeing the payment of the purchase consideration. The guarantee is valid for a period of one year ending on December 10, 2008 and is renewable for an additional period of one year.

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

Based on the number of minority IXOS shareholders as of December 31, 2007, the estimated amount of Annual Compensation is approximately $127,000 for the three months ended December 31, 2007 (three months ended December 31, 2006—$123,000) and $254,000 for the six months ended December 31, 2007 (six months ended December 31, 2006—$253,000). Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

In connection with certain facility leases, the Company has guaranteed payments on behalf of its subsidiaries either by providing a security deposit with the landlord or through unsecured bank guarantees obtained from local banks.

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying unaudited Condensed Consolidated Balance Sheet since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

NOTE 15—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring Plan

In December 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan were expected to be approximately $7.0 million, of which $6.4 million has been recorded within Special charges to date. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and are expected to be paid by March 31, 2008. However on a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates as appropriate. A reconciliation of the beginning and ending liability for the six months ended December 31, 2007 is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2007	$1,229	$45	$—	$1,274
Accruals (recoveries)	(62)	16	56	10
Cash payments	(1,023)	(61)	(56)	(1,140)
Foreign exchange and other adjustments	(90)	—	—	(90)

Balance as of December 31, 2007	$54	$—	$—	$54

The following table outlines restructuring charges incurred and recovered under the Fiscal 2007 restructuring plan, by segment, for the three and six months ended December 31, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$(3)	$—	$—	$(3)
Europe	31	(1)	—	30

Total charges (recoveries) by segment for the three months ended December 31, 2007	$28	$(1)	$—	$27

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$(108)	$—	$56	$(52)
Europe	46	16	—	62

Total charges (recoveries) by segment for the six months ended December 31, 2007	$(62)	$16	$56	$10

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan were expected to be approximately $22.0 million, of which $20.9 million has been recorded within Special charges to date. On a quarterly basis, the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision related to workforce reduction has been completed as of September 30, 2007, and the provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability is shown below.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2007	$134	$1,346	$—	$1,480
Accruals (recoveries)	(41)	(74)	(3)	(118)
Cash payments	(98)	(397)	—	(495)
Foreign exchange and other adjustments	5	68	3	76

Balance as of December 31, 2007	$—	$943	$—	$943

The following table outlines restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the three and six months ended December 31, 2007.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$—	$3	$3	$6
Europe	—	(80)	—	(80)

Total recoveries for three months ended December 31, 2007	$—	$(77)	$3	$(74)

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(41)	$6	$(1)	$(36)
Europe	—	(80)	(2)	(82)

Total recoveries for six months ended December 31, 2007	$(41)	$(74)	$(3)	$(118)

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011. The activity of the Company’s provision for the 2004 restructuring charge is as follows for the six months ended December 31, 2007:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2007	$1,264
Cash payments	(218)
Foreign exchange and other adjustments	34

Balance as of December 31, 2007	$1,080

NOTE 16—ACQUISITIONS

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

Fiscal 2007

Momentum

In March 2007, Open Text acquired all issued and outstanding shares of Momentum Systems Inc. (“Momentum”), a privately held company that specializes in providing ECM solutions to U.S. government agencies. Open Text expects that the acquisition of Momentum will enhance its ability to provide services to the U.S. government market. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

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

Consideration for this acquisition consisted of $4.7 million in cash, of which $4.4 million was paid at closing, and $300,000 was paid into escrow for a period of one year, as provided for in the share purchase agreement. The Company additionally incurred approximately $821,000 in costs directly related to this

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

acquisition. In addition, the Company paid an amount of $600,000 into escrow on account of a payment due to the former owner of Momentum in connection with his employment with the Company for a period of one year ending on March 1, 2008. This amount has been included as part of “Prepaid expenses and other current assets” in the consolidated financial statements and is being charged to operations over the 12 months commencing March 2, 2007.

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

Current assets (net of cash acquired of $620)	$1,454
Long-term assets	157
Goodwill *	3,793

Total assets acquired	5,404
Liabilities assumed	(506)

Net assets acquired	$4,898

*	Includes the fair value of intangible assets acquired as part of this acquisition. The Company is currently in the process of determining the fair value of such intangible assets and upon the final determination of such fair value the Company may allocate a portion of the purchase price to acquired intangible assets, resulting in a corresponding reduction to recorded goodwill.

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

For the Three and Six Months Ended December 31, 2007

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

Current assets (net of cash acquired of $88,287)	$68,722
Long-term assets	10,594
Customer assets	139,800
Technology assets	159,200
Goodwill	280,710

Total assets acquired	659,026
Deferred tax liabilities	(84,336)
Liabilities assumed	(162,199)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $44.9 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the quarter ended March 31, 2008. For further details relating to the type and amounts of these liabilities see Note 7—”Accounts payable and accrued liabilities”.

Unaudited Pro Forma Results

The unaudited pro forma information relating to Hummingbird included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2007

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

capitalized as part of the purchase allocation but includes the amortization charges from acquired intangible assets and adjustments to interest expense on account of long-term debt obtained to partially finance this acquisition, as if the acquisition of Hummingbird and borrowings related thereto had taken place on July 1, 2005. See Note 8—”Long-term Debt and Financial Instruments and Hedging Activities”. Non-recurring charges of $16.0 million are included in these unaudited pro forma information. These charges relate primarily to one-time business combination and compensation costs incurred by Hummingbird prior to its acquisition by Open Text. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Hummingbird had taken place at the beginning of the period presented.

(in thousands, except per share data)	Six months ended December 31, 2006
(Unaudited)
Total revenues	$323,716
Net loss	$(35,803)
Basic net loss per share	$(0.73)
Diluted net loss per share	$(0.73)

FIN 48

Upon the adoption of FIN 48, goodwill relating to the Hummingbird acquisition was reduced by an amount of $6.5 million (see Note 11—“Income Taxes”).

IXOS

As of December 31, 2007, the Company owned 96.15% (June 30, 2007—96.02%) of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases during the three and six months ended December 31, 2007. Total consideration paid for the purchase of shares of IXOS during the three and six months ended December 31, 2007 was approximately $263,000 and $439,000, respectively. The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three and six month period ended December 31, 2007, certain sections of which are incorporated herein by reference as set forth in Part II item IA “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

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

Milestones:

The second quarter of fiscal 2008 has been a successful quarter for us. Significant milestones that occurred during this quarter were as follows:

•	Total revenue increased to $182.5 million, equivalent to a 11.8% increase over the same quarter of the last fiscal year.

•	License revenue increased to $55.2 million equivalent to a 7.3% increase over the same quarter of the last fiscal year.

•	Operating cash flows increased to $39.3 million equivalent to a 25.2% increase over the same quarter of the last fiscal year.

•	Making a non-scheduled prepayment of $30.0 million towards our long-term debt in December 2007.

•

Announcement of our commitment to delivering solutions that meet Europe’s new records management software standards with the introduction of our product “MoReq2”, which begins testing and certification this year.

•

Received certification for the Federal Information Processing “standard” 140-2—a North American standard that accredits software and hardware for its cryptographic modules—in connection with the Hummingbird Cryptographic Module. Cryptographic modules offer encryption and decryption algorithms which are used to protect information when it is stored and transferred.

•	Open Text named as a leader in the “Forrester Wave™: Enterprise Content Management Suites report”, citing the strength of our core ECM functionality, and breadth of ECM offerings.

Acquisitions

We have a history of both organic and acquisition-related growth and a robust and dynamic acquisition program is an integral part of our corporate strategy. We did not make any acquisitions in the second quarter of fiscal 2008; however we continue to see consolidation in our environment and will continue to regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

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

Our revenue from partners contributed to approximately 34% of our license revenues in the second quarter of fiscal 2008 compared to approximately 31% in the second quarter of fiscal 2007.

We are now targeting a goal of reaching 40% partner license revenue in the coming 15 months.

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

The following table presents an overview of our results of operations for the period indicated.

	Three months ended December 31,
(in thousands)	2007	2006	% Change
Total revenue	$182,534	$163,261	11.8%
Cost of revenue	59,340	55,485	6.9%
Gross profit	123,194	107,776	14.3%
Amortization of acquired customer intangible assets	7,514	7,369	2.0%
Special charges (recoveries)	(47)	4,843	(101.0)%
Other operating expenses	89,154	85,800	3.9%
Income from operations	26,573	9,764	172.2%
Gross margin	67.5%	66.0%
Net income	$10,685	$2,277	369.3%

	Six months ended December 31,
(in thousands)	2007	2006	% Change
Total revenue	$346,501	$264,416	31.0%
Cost of revenue	113,148	90,418	25.1%
Gross profit	233,353	173,998	34.1%
Amortization of acquired customer intangible assets	14,929	9,751	53.1%
Special charges (recoveries)	(108)	4,375	(102.5)%
Other operating expenses	170,990	139,101	22.9%
Income from operations	47,542	20,771	128.9%
Gross margin	67.3%	65.8%
Net income	$18,485	$9,578	93.0%

An analysis of our “Results of Operations” follows:

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for the periods indicated:

Revenue by product type

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
License	$55,158	$51,425	7.3%	$99,418	$80,250	23.9%
Customer support	90,614	78,022	16.1%	176,918	126,310	40.1%
Service	36,762	33,814	8.7%	70,165	57,856	21.3%

Total	$182,534	$163,261	11.8%	$346,501	$264,416	31.0%

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2007	2006	2007	2006
License	30.2%	31.5%	28.7%	30.3%
Customer support	49.7%	47.8%	51.1%	47.8%
Service	20.1%	20.7%	20.2%	21.9%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
North America	$84,510	$72,852	16.0%	$163,660	$121,584	34.6%
Europe	87,722	82,933	5.8%	164,477	130,384	26.1%
Other	10,302	7,476	37.8%	18,364	12,448	47.5%

Total	$182,534	$163,261	11.8%	$346,501	$264,416	31.0%

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2007	2006	2007	2006
North America	46.3%	44.6%	47.2%	46.0%
Europe	48.1%	50.8%	47.5%	49.3%
Other	5.6%	4.6%	5.3%	4.7%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased marginally by $3.7 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our North American operations. Of the total growth achieved in the three months ended December 31, 2007, North America accounted for 56.4% of the increase on account of higher partner involvement, followed by other, which added 43.9% while Europe remained relatively flat, with a slight decrease to the overall growth in license revenue.

License revenue increased by approximately $19.2 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our North American operations. Of the total growth achieved in the six months ended December 31, 2007, North America accounted for 46.0% of the increase on account of higher partner involvement, followed by Europe, which added 42.0% and the other segment contributed approximately 12.0% of the overall growth in license revenue.

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

Customer support revenue increased by approximately $12.6 million in three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our North American operations. Of the total growth achieved in the three months ended December 31, 2007, North America accounted for 63.0% of the increase, followed by Europe, which contributed 31.2% and the other segment provided for the remaining growth in customer support revenue.

Customer support revenue increased by approximately $50.6 million in six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our North American operations. Of the total growth achieved in the six months ended December 31, 2007, North America accounted for 54.8% of the increase, followed by Europe, which contributed 40.0% and the other segment provided for the remaining growth in customer support revenue.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue increased by marginally by $2.9 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our North American operations. Of the total growth achieved in the three months ended December 31, 2007, North America accounted for 54.3% of the increase, followed by Europe, which added 29.4% and the other segment contributed to the rest of the overall growth in service revenue.

Service revenue increased by approximately $12.3 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily as the result of growth from our European operations. Of the total growth achieved in the six months ended December 31, 2007, Europe accounted for 46.6% of the increase, followed by North America, which added 44.6% and the other segment contributed to the rest of the overall growth in service revenue.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(In thousands)	2007	2006	% Change	2007	2006	% Change
License	$4,649	$3,322	39.9%	$8,203	$6,122	34.0%
Customer Support	14,191	12,659	12.1%	26,789	19,646	36.4%
Service	30,192	29,108	3.7%	57,696	49,408	16.8%
Amortization of acquired technology intangible assets	10,308	10,396	(0.8)%	20,460	15,242	34.2%

Total	$59,340	$55,485	6.9%	$113,148	$90,418	25.1%

	Three months ended December 31,		Six months ended December 31,
Gross Margin	2007	2006	2007	2006
License	91.6%	93.5%	91.7%	92.4%
Customer Support	84.3%	83.8%	84.9%	84.4%
Service	17.9%	13.9%	17.8%	14.6%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased by $1.3 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to higher royalty costs of $1.1 million and the remainder due to miscellaneous distribution costs. All of these increases were directly related to the increase in license revenue. Overall gross margin on license revenue has decreased slightly in the three months ended December 31, 2007 when compared to the same period in the prior fiscal year.

Cost of license revenue increased by $2.1 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to higher royalty costs of $1.5 million and the remainder due to miscellaneous distribution costs. All of these increases were directly related to the increase in license revenue. Overall gross margin on license revenue has remained relatively stable in the six months ended December 31, 2007 when compared to the same period in the prior fiscal year.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $1.5 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to an increase in direct costs associated with increased customer service revenue. Overall gross margin on customer support revenue has remained stable over the three months ended December 31, 2007 as our overall cost structure has remained relatively unchanged.

Cost of customer support revenues increased by $7.1 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to an increase in direct costs associated with increased customer service revenue. Overall gross margin on customer support revenue has remained stable over the six months ended December 31, 2007 as our overall cost structure has remained relatively unchanged.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased by $1.1 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to an increase in direct costs associated with increased service revenue. Overall gross margins on service revenues increased in the three months ended December 31, 2007 compared to the same period in the prior fiscal year as a result of the trailing off of certain unfavorable service contracts.

Cost of service revenues increased by $8.3 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to an increase in direct costs associated with increased service revenue. Overall gross margins on service revenues increased in the six months ended December 31, 2007 compared to the same period in the prior fiscal year as a result of better than expected performance in Europe and the trailing off of certain unfavorable service contracts.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets remained relatively stable in the three months ended December 31, 2007 compared to the same period in the prior fiscal year.

Amortization of acquired technology intangible assets increased by $5.2 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year due to the amortization of acquired technology assets acquired as part of the Hummingbird acquisition. Acquired technology assets in the amount of $159.2 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Operating Expenses

The following tables set forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,		Change Increase/ (Decrease)	Six months ended December 31,		Change Increase/ (Decrease)
(In thousands)	2007	2006		2007	2006
Research and development	$25,924	$22,595	$3,329	$49,656	$36,813	$12,843
Sales and marketing	42,523	43,824	(1,301)	80,633	68,696	11,937
General and administrative	16,955	15,474	1,481	33,965	26,693	7,272
Depreciation	3,752	3,907	(155)	6,736	6,899	(163)
Amortization of acquired customer intangible assets	7,514	7,369	145	14,929	9,751	5,178
Special charges (recoveries)	(47)	4,843	(4,890)	(108)	4,375	(4,483)

Total	$96,621	$98,012	$(1,391)	$185,811	$153,227	$32,584

	Three months ended December 31,		Six months ended December 31,
(in % of total revenue)	2007	2006	2007	2006
Research and development	14.2%	13.8%	14.3%	13.9%
Sales and marketing	23.3%	26.8%	23.3%	26.0%
General and administrative	9.3%	9.5%	9.8%	10.1%
Depreciation	2.1%	2.4%	1.9%	2.6%
Amortization of acquired customer intangible assets	4.1%	4.5%	4.3%	3.7%
Special charges (recoveries)	0.0%	3.0%	0.0%	1.7%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $3.3 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, predominantly due to an increase in direct labour and labour–related benefits and expenses of approximately $2.2 million. The remaining $1.1 million increase is the net result of changes in office and overhead expenses as well as other miscellaneous charges.

Research and development expenses increased by $12.8 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, predominantly due to an increase in direct labour and labour-related benefits and expenses of approximately $8.6 million. The remaining $4.2 million increase is the result of an In-Process Research and development expense of $500,000 relating to our Hummingbird acquisition and a net $3.7 million increase in office, overhead and miscellaneous expenses.

As a percentage of total revenue research and development expenses remained relatively stable at approximately 14%

In fiscal 2008 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses decreased by $1.3 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year predominantly due to reductions in office, overhead and miscellaneous expenses of $2.0 million. This decrease was off-set slightly by an increase in labour and labour-related benefits of $500,000 and travel and marketing expenses of $100,000.

Sales and marketing expenses increased by $11.9 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year predominantly due to increased labour and labour-related benefits and expenses of $10.0 million on account of a larger combined sales force and increased revenues. The remaining increase is due to the net impact of travel, overhead and miscellaneous expenses.

Overall sales and marketing expenses, as a percentage of revenue, have remained within our expected range.

In fiscal 2008 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased by $1.5 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in direct labour and labour related benefits and expenses.

General and administrative expenses increased by $7.3 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in direct labour and labour related benefits and expenses of $2.9 million, overhead expenses of $2.2 million and the balance due to miscellaneous increases in expenses, as associated with the expanded scale of business.

General and administrative expenses were relatively stable and between 9% to 10% of total revenues for each of the above indicated periods.

In fiscal 2008 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Amortization of acquired customer intangible assets

Amortization of acquired customer intangible assets for the three months ended December 31, 2007 compared to the same period in the prior fiscal year were relatively stable .

Amortization of acquired customer intangible assets increased by $5.2 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year due to the amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Special charges (recoveries)

The following table sets forth the details of “Special charges” accruals (recoveries) recorded in the three and six months ended December 31, 2007 and 2006:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2007	2006	2007	2006
Fiscal 2007 Restructuring Plan	$27	$5,102	$10	$5,102
Fiscal 2006 Restructuring Plan	(74)	(259)	(118)	(727)

Total	$(47)	$4,843	$(108)	$4,375

For more details on Special charges, see Note 15 “Special Charges (Recoveries)” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Net Interest expense

Net interest expense for the three months ended December 31, 2007 compared to the same period in the prior fiscal year was relatively stable.

Net interest expense increased by $8.3 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year. This increase was predominantly due to the interest expense incurred on our $390 million long-term debt acquired in October 2006, which was used to partially finance our Hummingbird acquisition. For more details on interest expense see Note 8 “Long-Term Debt and Financial Instruments and Hedging Activities” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

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

For more details on share-based compensation see Note 9 “Share Capital and Share Based Payments” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

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

For more details on the LTIP see Note 9 “Share Capital and Share Based Payments” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Income taxes

The effective tax rate for the three months ended December 31, 2007 was 29.4% compared to 6.7% for the same period in the prior fiscal year. The increase in the effective rate was due to a number of factors including, but not limited to, enacted changes in domestic and foreign tax rates and the application of separate and distinct tax rates across various tax jurisdictions. The low effective tax rate in the same period in the prior fiscal year was due to higher income being earned in jurisdictions with a lower tax rate and income being earned in jurisdictions where the benefit of tax loss carry forwards and other timing differences had previously been offset by a valuation allowance.

The effective tax rate for the six months ended December 31, 2007 was relatively stable at 29.5% compared to 31.4.% for the same period in the prior fiscal year.

Liquidity and Capital Resources

The following table summarizes the changes in our cash flows over the periods indicated:

	Three months ended December 31,		Increase/ (Decrease) Change	Six months ended December 31,		Increase/ (Decrease) Change
(in thousands)	2007	2006		2007	2006
Net cash provided by (used in):
Operating activities	$39,343	$31,428	$7,915	$71,557	$41,065	$30,492
Investing activities	$(6,246)	$(405,009)	$398,763	$(17,876)	$(411,404)	$393,528
Financing activities	$(27,077)	$384,036	$(411,113)	$(52,243)	$384,599	$(436,842)

Cash flows from operating activities

Cash flows provided by operating activities increased by approximately $7.9 million in the three months ended December 31, 2007 compared to the same period in the prior fiscal year, due to a higher net income of $8.4 million. In addition, the favorable impact of non cash adjustments of approximately $8.7 million offset a net decrease in operating assets and liabilities of approximately $9.2 million.

Cash flows provided by operating activities increased by approximately $30.5 million in the six months ended December 31, 2007 compared to the same period in the prior fiscal year, due to a higher net income of $8.9 million, the favorable impact of non cash adjustments of approximately $18.6 million and a net increase in operating assets and liabilities of approximately $3.0 million.

Cash flows from investing activities

Cash flows used in investing activities for the three months ended December 31, 2007 decreased by approximately $398.8 million compared to the same period in the prior fiscal year. This decrease was primarily due to reduced spending on acquisitions of $385.9 million and reduced payments for acquisition-related accruals of $14.0 million. These decreases were offset by increased spending on capital assets of $1.1million.

Cash flows used in investing activities for the six months ended December 31, 2007 decreased by approximately $393.5 million compared to the same period in the prior fiscal year. This decrease was primarily due to reduced spending on acquisitions of $384.7 million, reduced payments for acquisition-related accruals of $8.3 million and reduced spending on capital assets of $500,000.

In accordance with the accounting rules for setting up acquisition-related accruals, we set up accruals in the amount of $37.0 million relating to an exit plan for workforce reductions of legacy Hummingbird employees and abandonment of legacy Hummingbird facilities. During the three and six months ended December 31, 2007 we made cash payments of approximately $2.1 and $8.2 million, respectively, relating to these accruals. We expect to make the balance of the payments—except those relating to lease obligations on the excess facilities—by the end of March 2008.

Cash flows from financing activities

Cash flows from financing activities decreased by $411.1 million for the three months ended December 31, 2007 compared to the same period in the prior fiscal year primarily due to reduced financing cash flows of $381.5 million on account of no additional long-term debt being obtained during the current quarter and a repayment of $30.1million of long-term debt being made in the current quarter offset by an increase in financing cash flows from the issuance of common shares.

Cash flows from financing activities decreased by $436.8 million for the six months ended December 31, 2007 compared to the same period in the prior fiscal year primarily due to reduced financing cash flows of $381.4 million on account of no additional long-term debt being obtained during the current period and a repayment of $61.9 million of long-term debt being made during the six months ended December 31, 2007, offset by an increase in financing cash flows from the issuance of common shares.

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date we have made total prepayments of $90.0 million of the principal on the term loan including a prepayment of $30.0 million in December 2007. These payments have reduced the quarterly principal payment to approximately $748,000.

As of December 31, 2007, the carrying value of the term loan was $295.5 million and we are in compliance with all loan covenants relating to this facility.

To limit our exposure to the floating rate portion of the interest rate on the term loan, we entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of December 31, 2007 and thus far, we have not borrowed any amounts under this facility in fiscal 2008.

Demand guarantee

In connection with the offer to purchase the remaining common shares of IXOS we obtained, in December 2007, a demand guarantee from the bank in the amount of Euro11.1 million. The guarantee has a term of one year and is renewable for a further period of one year.

Outlook for Fiscal 2008

We will use any excess cash remaining after meeting operational requirements for one or more of the following purposes:

•	Repayment of long-term debt

•	Re-purchase of our shares

•	Business acquisitions

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an asset “held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during fiscal 2008. As of December 31, 2007 the fair value of the building was $5.6 million.

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

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$430,083	$12,583	$50,101	$60,336	$307,063
Operating lease obligations *	94,000	13,249	47,269	18,619	14,863
Purchase obligations	5,260	1,517	3,348	395	—

	$529,343	$27,349	$100,718	$79,350	$321,926

*	Net of $5.6 million of non-cancelable sublease income we are to receive from properties which we have subleased to other parties.

Rental expense of $4.2 million and $8.2 million was recorded during the three and six months ended December 31, 2007, (Three and six months ended December 31, 2006—$3.8 million and $6.1 million respectively), respectively.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. See Note 8—”Long-term Debt and Financial Instruments and Hedging Activities” in our unaudited Notes to the Condensed Consolidated Financial Statements under Item 1, in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our consolidated financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible Assets

•	Accounting for income taxes

•	The valuation of stock options granted and liabilities related to share-based payments

•	Allowances for doubtful accounts

•	Facility and restructuring accruals

With the exception of our adoption of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”) on July 1, 2007, there were no significant changes in our critical accounting policies and estimates in the six months ended December 31, 2007. Please refer to our Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

For more details relating to our adoption of FIN 48, please see Note 11—“Income Taxes” to the unaudited Notes to the Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relates primarily to our term loan, as we had no borrowings outstanding under our line of credit at December 31, 2007. As of December 31, 2007 we had an outstanding balance of $295.5 million on this loan. The term loan bears a floating interest rate of LIBOR plus 2.25%. As of December 31, 2007, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.9 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of December 31, 2007 is outstanding for the entire period.

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

Foreign currency risk

A substantial portion of our cash and cash equivalents are held in currencies other than the U.S. dollar, on account of our global operations. As of December 31, 2007, this balance represented approximately 82% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 8%.

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

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are confronting two inexorable trends in our industry; the consolidation of our competitors and the commoditization of our products and services

Recent acquisitions by some large, well-capitalized technology companies have materially altered the competitive landscape that we face. For example, on January 31, 2008, IBM acquired Cognos, a Canadian based provider of business intelligence and performance management solutions. This acquisition is but one example of recent acquisition activity that has changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources; thus, they can engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and the goods and services that these companies may be able to produce to our target customers at a lower cost may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our Common Shares.

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

Our acquisition activity may lead to a material increase in the incurrence of debt which may adversely affect our finances

If appropriate, we may borrow money to provide the funds necessary to pay for the shares of the companies we acquire. The interest costs generated under debt obligation may materially increase our operating expenses which may materially and adversely affect our profitability as well as the price of our Common Shares. Our ability to pay the interest and repay the principal for the indebtedness we incur as a result of our acquisition activity depends upon our ability to manage our business operations and our financial resources.

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

We must continue to manage our growth or our operating results could be adversely affected

Our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act of 2002, which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and more stringent regulations, have placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy and to comply with all regulatory rules. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer. Our inability to manage growth or adapt to regulatory changes may also adversely affect our compliance with our periodic reporting requirements or listing standards, which could result in the delisting of our common shares from the NASDAQ stock market or in our failure to comply with the rules and the regulations of the SEC.

Future changes to the securities disclosure laws may materially increase our administrative expenses and adversely affect our ability to obtain director and officer liability insurance on favorable terms

Throughout the course of the present decade, securities disclosure laws have become more thorough and exacting. As a result, we have been obliged to materially increase our administrative expenses to meet the higher standards set by these laws. For example, compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as well as with the rules and regulations of the SEC and the NASDAQ, has resulted in a higher level of internal costs and fees from our independent accounting firm and as well as from external consultants. These costs may materially increase as we respond and adapt to future changes to a complex regulatory regime. Such changes could also adversely affect our ability to obtain certain types of insurance at a reasonable cost, including director and officer liability insurance. As a result, we may be forced to accept reduced policy limits and coverage and/or incur substantially higher premiums and related costs to obtain the same or similar coverage. The increased difficulty to obtain affordable director and officer liability insurance could also make it more difficult for us to attract and retain qualified persons to serve: (i) on our Board of Directors; (ii) on committees of our Board of Directors; or (iii) as executive officers.

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

Unanticipated expenses may affect operating results

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses could cause significant variations in operating results from quarter to quarter and, as a result, such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, we often undertake initiatives to restructure or to streamline our operations. We may incur costs associated with implementing these initiatives which exceed by a material amount the estimates for these costs that we calculated when we developed these initiatives. Some of these restructuring costs may have to be treated as expenses which would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 6, 2007. The following actions were voted upon at the meeting:

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

3. The shareholders approved a resolution to approve the continuation, amendment and restatement of the Company’s Shareholders Rights Plan. There were 40,103,724 Common Shares voted in favour of the motion and there were 1,883,125 Common Shares voted against the motion.

Item 5. Other Information

Director Compensation

We note that there were certain non-material discrepancies relating to our disclosure of annual compensation paid to non-employee directors within Item 11 of Part III of our most recently filed Annual Report in Form 10-K for the fiscal year ended June 30, 2007.

The following table sets forth the amended information concerning “fees earned or paid in cash” included as part of annual compensation received by the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2007.

Director	Fees earned or paid in cash ($)
Randy Fowlie	$86,375
Brian J. Jackman	$68,125
Ken Olisa	$54,500
Stephen J. Sadler	$42,500
Michael Slaunwhite	$66,875
Gail Hamilton	$27,500
Carol Gavin	$16,250
Peter Hoult	$10,000

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 8, 2008	By:	/s/ JOHN SHACKLETON
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