Form 10-Q
period 2008-03-31
OPEN TEXT CORP
filed 2008-04-30
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐ (Do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 25, 2008 there were 51,099,210 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

(Unaudited)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,762	$149,979
Accounts receivable trade, net of allowance for doubtful accounts of $3,629 as of March 31, 2008 and $2,089 as of June 30, 2007 (note 6)	135,715	128,781
Income taxes recoverable (note 11)	15,273	31,060
Prepaid expenses and other current assets	12,377	10,368
Deferred tax assets (note 11)	31,081	30,248

Total current assets	410,208	350,436
Capital assets (note 3)	41,951	43,614
Goodwill (note 4)	567,418	528,312
Acquired intangible assets (note 5)	300,368	343,324
Deferred tax assets (note 11)	24,950	42,078
Other assets	10,691	9,524
Long-term income taxes recoverable (note 11)	38,789	9,557

	$1,394,375	$1,326,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$94,117	$100,211
Current portion of long-term debt (note 8)	3,473	4,048
Deferred revenues	179,273	143,097
Income taxes payable (note 11)	3,839	33,705
Deferred tax liabilities (note 11)	1,039	1,601

Total current liabilities	281,741	282,662
Long-term liabilities:
Accrued liabilities (note 7)	21,120	22,516
Long-term debt (note 8)	304,980	366,765
Deferred revenues	2,665	3,840
Long-term income taxes payable (note 11)	42,661	—
Deferred tax liabilities (note 11)	98,147	120,019

Total long-term liabilities	469,573	513,140
Minority interest	8,158	6,975
Shareholders’ equity:
Share capital (note 9)
51,094,919 and 50,180,118 Common Shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively; Authorized Common Shares: unlimited	437,771	426,188
Additional paid-in capital	38,973	35,311
Accumulated other comprehensive income	137,872	68,034
Retained earnings (deficit)	20,287	(5,465)

Total shareholders’ equity	634,903	524,068

	$1,394,375	$1,326,845

Commitments and Contingencies (note 14)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
License	$51,534	$43,032	$150,952	$123,282
Customer support	91,606	79,042	268,524	205,352
Service	35,622	33,978	105,787	91,834

Total revenues	178,762	156,052	525,263	420,468
Cost of revenues:
License	3,093	3,515	11,296	9,637
Customer support	14,292	12,431	41,081	32,077
Service	28,856	28,042	86,552	77,450
Amortization of acquired technology-based intangible assets	10,440	10,433	30,900	25,675

Total cost of revenues	56,681	54,421	169,829	144,839

	122,081	101,631	355,434	275,629

Operating expenses:
Research and development	27,711	21,176	77,367	57,989
Sales and marketing	41,586	39,069	122,219	107,765
General and administrative	18,268	15,947	52,233	42,640
Depreciation	2,909	3,626	9,645	10,525
Amortization of acquired customer-based intangible assets	8,077	7,396	23,006	17,147
Special charges (recoveries) (note 15)	(14)	878	(122)	5,253

Total operating expenses	98,537	88,092	284,348	241,319

Income from operations	23,544	13,539	71,086	34,310
Other income (expense)	(6,831)	(98)	(12,341)	604
Interest income (expense), net (note 8)	(6,684)	(7,550)	(22,123)	(14,670)

Income before income taxes	10,029	5,891	36,622	20,244
Provision for income taxes	2,594	1,914	10,448	6,421

Net income before minority interest	7,435	3,977	26,174	13,823
Minority interest	168	124	422	392

Net income for the period	$7,267	$3,853	$25,752	$13,431

Net income per share—basic (note 10)	$0.14	$0.08	$0.51	$0.27

Net income per share—diluted (note 10)	$0.14	$0.08	$0.49	$0.26

Weighted average number of Common Shares outstanding—basic	50,979	49,490	50,666	49,203

Weighted average number of Common Shares outstanding—diluted	52,789	51,134	52,424	50,703

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Retained earnings (deficit), beginning of period	$13,020	$(17,547)	$(5,465)	$(27,125)
Net income	7,267	3,853	25,752	13,431

Retained earnings (deficit), end of period	$20,287	$(13,694)	$20,287	$(13,694)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income for the period	$7,267	$3,853	$25,752	$13,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,426	21,455	63,551	53,347
In-process research and development	—	—	500	—
Share-based compensation expense	1,077	1,261	2,795	3,861
Employee long-term incentive plan	733	—	1,490	—
Excess tax benefits from share-based compensation	(101)	(381)	(867)	(1,122)
Undistributed earnings related to minority interest	168	124	422	392
Amortization of debt issuance costs	293	274	1,004	531
Unrealized loss on financial instrument	2,728	364	5,579	576
Deferred taxes	(506)	(14,270)	(4,619)	(23,194)
Changes in operating assets and liabilities:
Accounts receivable	(14,597)	3,550	(7,018)	27,047
Prepaid expenses and other current assets	(1,811)	(212)	(2,008)	682
Income taxes	(2,662)	1,554	5,892	(2,259)
Accounts payable and accrued liabilities	(9,321)	(4,777)	(7,849)	(9,690)
Deferred revenues	44,938	28,326	36,055	14,889
Other assets	176	221	686	3,916

Net cash provided by operating activities	49,808	41,342	121,365	82,407

Cash flows from investing activities:
Acquisitions of capital assets	(2,028)	(729)	(5,414)	(4,620)
Additional purchase consideration for prior period acquisitions	(12)	(4,295)	(451)	(6,018)
Purchase of Hummingbird, net of cash acquired	—	—	—	(384,761)
Purchase of an asset group constituting a business	—	—	(2,209)	—
Investments in marketable securities	—	—	—	(829)
Acquisition related costs	(3,065)	(8,049)	(14,907)	(28,249)

Net cash used in investing activities	(5,105)	(13,073)	(22,981)	(424,477)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	101	381	867	1,122
Proceeds from issuance of Common Shares	2,198	6,365	11,415	8,829
Repayment of long-term debt	(869)	(1,071)	(62,746)	(2,244)
Proceeds from long-term debt	—	—	—	390,000
Debt issuance costs	—	—	(349)	(7,433)

Net cash provided by (used in) financing activities	1,430	5,675	(50,813)	390,274

Foreign exchange gain on cash held in foreign currencies	9,920	1,338	18,212	4,125

Increase in cash and cash equivalents during the period	56,053	35,282	65,783	52,329
Cash and cash equivalents at beginning of period	159,709	124,401	149,979	107,354

Cash and cash equivalents at end of period	$215,762	$159,683	$215,762	$159,683

Supplementary cash flow disclosures (note 13)

See accompanying notes to condensed consolidated financial statements

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. Dollars, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements (“Interim Financial Statements”) include the accounts of Open Text Corporation and its wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

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

The information furnished reflects all adjustments necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2008. Additionally, there have been no significant changes in new accounting pronouncements or in the Company’s critical accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007 other than the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which affected certain aspects of the Company’s accounting for income taxes (see note 11).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Interim Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of the Company’s long-term incentive plan, (xii) the valuation of financial instruments and (xiii) accounting for income taxes.

Reclassifications

Certain prior period comparative figures have been adjusted to conform to current period presentation including the reclassifications related to a change in the method of allocating operating expenses within the Company.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

As a result of such reclassifications, General and administrative expenses decreased by $1.0 million with corresponding increases of $256,000, $438,000, $39,000 and $315,000 in Cost of revenues for Customer support, Cost of revenues for Service, Research and development expense and Sales and marketing expense, respectively, for the nine months ended March 31, 2007 from previously reported amounts.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income, including the effect of foreign currency translation resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. The Company’s total comprehensive income was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Other comprehensive income:
Foreign currency translation adjustment	$32,144	$4,471	$69,838	$14,092
Net income for the period	7,267	3,853	25,752	13,431

Comprehensive income for the period	$39,411	$8,324	$95,590	$27,523

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) which enhances the disclosure requirements under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009 and early adoption is permitted. The Company is currently assessing the impact that the adoption of SFAS 161 will have on the disclosures within its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the impact that the adoption of SFAS 160 will have on its financial statements.

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

For the Three and Nine Months Ended March 31, 2008

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for the Company beginning July 1, 2008 and FSP 157-2 delays the effective date for certain items to July 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

NOTE 3—CAPITAL ASSETS

	As of March 31, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,650	$8,909	$1,741
Office equipment	10,206	8,801	1,405
Computer hardware	80,357	72,634	7,723
Computer software	25,592	21,375	4,217
Leasehold improvements	15,826	11,585	4,241
Land and Buildings *	23,994	1,370	22,624

	$166,625	$124,674	$41,951

	As of June 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,417	$8,137	$2,280
Office equipment	8,642	7,579	1,063
Computer hardware	72,997	64,252	8,745
Computer software	22,232	17,368	4,864
Leasehold improvements	13,135	8,962	4,173
Land and Buildings *	23,497	1,008	22,489

	$150,920	$107,306	$43,614

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

*	Included in this balance is an asset held for sale with a fair value of approximately $5.6 million as of March 31, 2008 (June 30, 2007—$5.6 million). This asset is being held for sale as a result of a decision taken by the Company’s management to sell a building acquired as part of the Hummingbird Ltd. (“Hummingbird”) acquisition. The Company expects to sell the building by way of a commercial sale and, at this point, is unable to predict the timing of its disposal. The building is being held for sale within the Company’s North America reporting segment.

NOTE 4—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2006:

Balance, June 30, 2006	$235,523
Acquisition of Momentum	3,340
Acquisition of Hummingbird	272,433
Adjustments relating to prior acquisitions	4,395
Adjustments on account of foreign exchange	12,621

Balance, June 30, 2007	528,312
Purchase of an asset group constituting a business	2,199
Adjustments relating to prior acquisitions	8,167
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	35,220

Balance, March 31, 2008	$567,418

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

For details relating to the reduction of goodwill upon the adoption of FIN 48 see note 11.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

NOTE 5—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2006	$55,174	$47,152	$102,326
Activity during fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(36,206)	(24,586)	(60,792)
Impairment of intangible assets	(697)	—	(697)
Foreign exchange impact	2,228	2,047	4,275
Other	(483)	(305)	(788)

Net book value, June 30, 2007	179,216	164,108	343,324
Activity during fiscal 2008:
Amortization expense	(30,900)	(23,006)	(53,906)
Foreign exchange impact	3,959	4,940	8,899
Acquisition of Momentum (note 16)	—	1,900	1,900
Other	95	56	151

Net book value, March 31, 2008	$152,370	$147,998	$300,368

The range of amortization periods for intangible assets is from 4-10 years.

The amount of $1.9 million allocated to customer assets, in the table above, relates to the valuation of the Momentum Systems Inc (‘Momentum”) customer assets. The amount was previously included within goodwill. The Momentum acquisition was consummated in March 2007 (note 16).

The following table shows the estimated future amortization expense for the three months ended June 30, 2008 and for each of the next four years, assuming no further adjustments to acquired intangible assets:

Fiscal years ending June 30,
2008	$18,439
2009	67,370
2010	53,706
2011	50,835
2012	47,877

Total	$238,227

NOTE 6—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (“AfDA”) as of June 30, 2007	2,089
Bad debt expense for the period	1,832
Write-off /adjustments	(292)

Balance of allowance for doubtful accounts as of March 31, 2008	$3,629

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Included in accounts receivable are unbilled receivables in the amount of $4.8 million and $3.4 million as of March 31, 2008 and June 30, 2007, respectively.

As part of the acquisition of Hummingbird the company assumed an AfDA of $17.6 million. The acquired accounts receivable were recorded at fair value, net of this amount. The balance of this AfDA was $7.1 million as of March 31, 2008 (June 30, 2007—$5.5 million). This information is included herein for memorandum purposes only and has no impact on the net balance of accounts receivable included in these Interim Financial Statements.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2008	As of June 30, 2007
Accounts payable—trade	$6,342	$8,140
Accrued salaries and commissions	27,126	29,437
Accrued liabilities	46,003	44,770
Amounts payable in respect of restructuring (note 15)	1,370	2,636
Amounts payable in respect of acquisitions and acquisition related accruals	13,276	15,228

	$94,117	$100,211

Long-term accrued liabilities

	As of March 31, 2008	As of June 30, 2007
Pension liabilities	$322	$322
Amounts payable in respect of restructuring (note 15)	592	1,382
Amounts payable in respect of acquisitions and acquisition related accruals	12,433	15,025
Other accrued liabilities	2,044	534
Asset retirement obligations	5,729	5,253

	$21,120	$22,516

Pension liabilities

The Company acquired a controlling interest in IXOS in March 2004. IXOS has pension commitments to certain employees. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of the Company’s pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The fair value of the plan assets as of March 31, 2008 is $3.5 million (June 30, 2007—$2.9 million). The fair value of the pension obligation as of March 31, 2008 is $3.4 million, (June 30, 2007—$2.9 million).

Asset retirement obligations

The Company is required to return certain of its leased facilities to their original state at the conclusion of the lease. The Company has accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). At March 31, 2008, the present value of this obligation was $5.7

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

million, (June 30, 2007—$5.3 million), with an undiscounted value of $6.5 million, (June 30, 2007—$7.5 million). These leases were primarily assumed in connection with the IXOS and Hummingbird acquisitions.

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

The following table summarizes the activity with respect to the Company’s acquisition accruals during the nine months ended March 31, 2008.

	Balance June 30, 2007	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance March 31, 2008
Hummingbird
Employee termination costs	$7,845	$—	$(6,937)	$(443)	$465
Excess facilities	2,708	—	(1,474)	3,779	5,013
Transaction-related costs	—	975	(160)	—	815

	10,553	975	(8,571)	3,336	6,293
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	18,564	—	(665)	(221)	17,678
Transaction-related costs	—	—	(230)	915	685

	18,564	—	(895)	694	18,363
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	838	—	(69)	—	769
Transaction-related costs	—	—	—	—	—

	838	—	(69)	—	769
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	55	—	(14)	—	41
Transaction-related costs	—	—	—	—	—

	55	—	(14)	—	41
Totals
Employee termination costs	7,845	—	(6,937)	(443)	465
Excess facilities	22,165	—	(2,222)	3,558	23,501
Transaction-related costs	243	975	(390)	915	1,743

	$30,253	$975	$(9,549)	$4,030	$25,709

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The adjustments to goodwill relate to employee termination costs and excess facilities primarily to adjustments accounted for in accordance with EITF 95-3. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

NOTE 8—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of March 31, 2008	As of June 30, 2007
Long-term debt
Term loan	$294,754	$357,151
Mortgage	13,699	13,662

	308,453	370,813

Less:
Current portion of long-term debt
Term loan	2,993	3,599
Mortgage	480	449

	3,473	4,048

Long-term portion of long-term debt	$304,980	$366,765

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date the Company has made total prepayments of $90.0 million of the principal. These prepayments have reduced the quarterly principal payment to approximately $748,000.

For the three and nine months ended March 31, 2008, interest expense in the Condensed Consolidated Statements of Income includes $4.5 million and $17.7 million, respectively, (three and nine months ended, March 31, 2007-$7.7 million and $15.3 million respectively), on account of interest expense relating to the term loan.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on the consolidated leverage ratio of the Company. There are no borrowings outstanding under the revolver as of March 31, 2008.

For the three and nine months ended March 31, 2008, interest expense in the Condensed Consolidated Statements of Income includes $56,000, and $201,000, respectively, (three and nine months ended, March 31, 2007—$84,000 and $168,000 respectively), on account of stand- by fees relating to the revolver.

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

As of March 31, 2008, the carrying value of the building was $17.0 million. (June 30, 2007—$16.9 million)

For the three and nine months ended March 31, 2008, interest expense in the Condensed Consolidated Statements of Income includes $185,000 and $550,000, (three and nine months ended March 31, 2007—$162,000, and $504,000 respectively), on account of interest expense relating to the mortgage.

Financial Instruments and Hedging Activities

In October 2006, Open Text entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required the Company to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of a portion of the term loan. As of March 31, 2008 this hedged portion of the term loan was reduced from $195.0 million to $150.0 million in accordance with the contractual terms and conditions of the term loan agreement.

SFAS 133 requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. The Company determined that these criteria were not met and hedge accounting could not be applied for the three and nine months ended March 31, 2008. The fair market value of the collar, which represents the cash the Company would receive or pay to settle the collar, was a payable of approximately $5.2 million as of March 31, 2008 (June 30, 2007—receivable of approximately $380,000), and has been included within “Accounts payable and accrued liabilities” (June 30, 2007—included within “Prepaid expenses and other current assets”) on the Condensed Consolidated Balance Sheets. The collar has a remaining term to maturity of 1.75 years.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

For the three and nine months ended March 31, 2008, interest expense in the Condensed Consolidated Statements of Income has been increased by $2.7 million and $5.6 million respectively, (three and nine months ended March 31, 2007—$364,000 and $576,000 respectively), representing the change in the fair value of the collar. Additionally, the Company records payments or receipts on the collar as adjustments to interest expense. Interest expense in the Condensed Consolidated Statements of Income has been reduced by nil and $10,000, on account of monies received under the collar for the three and nine months ended March 31, 2008 respectively, (three and nine months ended March 31, 2007—$12,000 and $16,000 respectively).

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

During the three and nine months ended March 31, 2008 and 2007, the Company did not repurchase any of its Common Shares.

Share-Based Payments

Summary of Outstanding Stock Options

As of March 31, 2008, options to purchase an aggregate of 3,780,747 Common Shares are outstanding under all of the Company’s stock option plans. In addition, 1,348,320 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. The Company’s stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options the Company grants is set at an amount that is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under the Company’s stock option plans for the nine months ended March 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	4,737,727	$14.15
Granted	104,500	29.80
Exercised	(885,231)	12.27
Forfeited or expired	(176,249)	16.35

Outstanding at March 31, 2008	3,780,747	$14.93	3.94	$61,945

Exercisable at March 31, 2008	2,654,241	$13.34	3.31	$47,689

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

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

For the three months ended March 31, 2008, the weighted-average fair value of options granted, as of the grant date, was $12.14, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 3.4%; expected dividend yield of 0%; and expected life of 4.3 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

For the nine months ended March 31, 2008, the weighted-average fair value of options granted, as of the grant date, was $11.90, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 3.8%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

For the nine months ended March 31, 2007, the weighted-average fair value of options granted, as of the grant date, was $7.03, using the following weighted average assumptions: expected volatility of 46%; risk-free interest rate of 4.6%; expected dividend yield of 0%; expected life of 4.8 years; and a forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized for each of these periods.

As of March 31, 2008, the total compensation cost related to the unvested stock awards not yet recognized was $8.7 million, which will be recognized over a weighted average period of approximately 2 years.

As of March 31, 2007, the total compensation cost related to the unvested stock awards not yet recognized was $12.5 million, which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by the Company to settle equity instruments granted under share-based compensation arrangements.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2008 was approximately $1.1 million and $2.8 million respectively. Deferred tax assets of $208,000 and $469,000 were recorded, for the three and nine months March 31, 2008 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2007 was approximately $1.2 million and $3.9 million, respectively. Deferred tax assets of $243,000 and $627,000, respectively, were recorded, for the three and nine months ended as of March 31, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. The Company has not capitalized any share-based compensation costs as part of the cost of an asset.

For the three and nine months ended March 31, 2008, cash in the amount of $2.0 million and $10.9 million respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and nine months ended March 31, 2008 from the exercise of options eligible for a tax deduction was $100,000, and $866,000, respectively, which was recorded as additional paid-in capital.

For the three and nine months ended March 31, 2007, cash in the amount of $6.2 million and $8.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and nine months ended March 31, 2007 from the exercise of options eligible for a tax deduction was $381,000 and $1.1 million, respectively, which was recorded as additional paid-in capital.

Long Term Incentive Plan

On September 10, 2007 the Company’s Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”). The LTIP took effect for the Company’s Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby the Company will make a series of annual grants, each of which covers a three year performance period, to certain of its employees, upon the employee meeting pre-determined performance targets. Awards may be equal to 100% or 150% of target, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. The Company will pay LTIP awards in cash.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25.0%.

As part of the LTIP, the Company’s Board of Directors approved certain target payments, under the LTIP, to certain employees during the three and six months ended December 31, 2007. There were no grants made under the LTIP during the three months ended March 31, 2008. Consistent with the provisions of SFAS 123R the Company has measured the fair value of the liability under the LTIP as of March 31, 2008 and charged the expense relating to such liability to compensation cost in the amount of $733,000 for the three months ended March 31, 2008 (Three months ended March 31, 2007—nil) and $1.5 million for the nine months ended March 31, 2008 (nine months ended March 31, 2007—nil). The outstanding liability under the LTIP is re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (“ESPP”)

During the three months ended March 31, 2008, 12,676 Common Shares were issued under the ESPP for cash collected from employees in prior periods totaling $374,000. During the nine months ended March 31, 2008, 29,570 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $724,000. In addition, cash in the amount of approximately $224,000 was received from employees for the three months ended March 31, 2008 that will be used to purchase Common Shares in future periods.

During the three months ended March 31, 2007, 16,261 Common Shares were issued under the ESPP for cash collected from employees in prior periods totaling $317,000. During the nine months ended March 31, 2007, 38,470 Common Shares were issued under the ESPP for cash collected from employees, in prior periods, totaling $622,000. In addition, cash in the amount of approximately $174,000 was received from employees for the three months ended March 31, 2007 that was used to purchase Common Shares in future periods.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

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

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Basic net income per share
Net income	$7,267	$3,853	$25,752	$13,431

Basic net income per share	$0.14	$0.08	$0.51	$0.27

Diluted net income per share
Net income	$7,267	$3,853	$25,752	$13,431

Diluted net income per share	$0.14	$0.08	$0.49	$0.26

Weighted average number of shares outstanding
Basic	50,979	49,490	50,666	49,203
Effect of dilutive securities	1,810	1,644	1,758	1,500

Diluted	52,789	51,134	52,424	50,703

Excluded as anti-dilutive *	47	813	—	1,917

*	Certain options to purchase Common Shares are excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares, and therefore their inclusion would have been anti-dilutive.

NOTE 11—INCOME TAXES

The Company’s effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

On July 1, 2007, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under SFAS No.109, “Accounting for Income taxes” (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final.

The Company did not recognize an increase in its net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption FIN 48.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The total amount of unrecognized tax benefits as of March 31, 2008 was $46.0 million of which $11.4 million of unrecognized tax benefits would affect the Company’s effective tax rate, if realized, and the remaining $34.6 million would reduce goodwill recognized in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet upon adoption of FIN 48 at July 1, 2007, including an increase of $1.8 million to long- term deferred tax assets, an increase of $26.5 million to long term current income tax recoverable, a decrease of $18.1 million to current income tax payable, an increase of $39.9 million to long- term income tax payable and a decrease of $6.5 million to goodwill. These unrecognized tax benefits relate primarily to the deductibility of inter company charges as they relate to transfer pricing.

Upon adoption of FIN 48 the Company has elected to follow an accounting policy to classify accrued interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of the Company’s Condensed Consolidated Statements of Income. The gross amount of interest and penalties accrued as of March 31, 2008 was $6.8 million.

The Company believes it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2008 could decrease in the next 12 months by $1.0 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

The Company’s three most significant tax jurisdictions are Canada, the United States and Germany. The Company’s tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to seven years.

The Company is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the United States and France. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Although the Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations, there can be no assurances as to the possible future outcomes.

NOTE 12—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the reporting, by public business enterprises, of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance, by management and the chief operating decision maker (“CODM”).

The Company’s operations fall into one dominant industry segment, being enterprise content management software and is organized geographically. The Company has two reportable segments: North America and Europe. The “Other” category consists of geographic regions other than North America and Europe. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Revenues from transactions that both emanate and conclude within operating segments are not considered for the purpose of this disclosure since a separate analysis of such transactions is not relevant to management and the CODM’s assessment of the Company’s financial and operational performance.

Goodwill and other acquired intangible assets have been assigned to segment assets based on the relative benefit that the reporting units are expected to receive from the assets, or the location of the acquired business operations to which they relate.

Margin, calculated below, does not include amortization of intangible assets, depreciation, provision for (recovery of) special charges, other income (expense), interest income (expense), minority interest, and the provision for (recovery of) income taxes.

Information about reportable segments is as follows:

	North America	Europe	Other	Total
Three months ended March 31, 2008
Revenue from external customers	$83,243	$86,603	$8,916	$178,762
Operating costs	52,323	74,388	7,095	133,806

Margin	$30,920	$12,215	$1,821	$44,956

Three months ended March 31, 2007
Revenue from external customers	$75,230	$73,410	$7,412	$156,052
Operating costs	60,077	54,117	5,986	120,180

Margin	$15,153	$19,293	$1,426	$35,872

Nine months ended March 31, 2008
Revenue from external customers	$246,903	$251,080	$27,280	$525,263
Operating costs	168,667	199,817	22,264	390,748

Margin	$78,236	$51,263	$5,016	$134,515

Nine months ended March 31, 2007
Revenue from external customers	$196,814	$203,794	$19,860	$420,468
Operating costs	158,708	150,789	18,061	327,558

Margin	$38,106	$53,005	$1,799	$92,910

A reconciliation of the totals reported for the operating segments to the applicable line items in the Interim Financial Statements for the three and nine months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Total margin from operating segments above	$44,956	$35,872
Amortization and depreciation	21,426	21,455
Special charges (recoveries)	(14)	878

Total income from operations	23,544	13,539
Interest, other income, taxes and minority interest	(16,277)	(9,686)

Net income	$7,267	$3,853

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

	Nine months ended March 31,
	2008	2007
Total margin from operating segments above	$134,515	$92,910
Amortization and depreciation	63,551	53,347
Special charges (recoveries)	(122)	5,253

Total income from operations	71,086	34,310
Interest, other income, taxes and minority interest	(45,334)	(20,879)

Net income	$25,752	$13,431

	As of March 31, 2008	As of June 30, 2007
Segment assets:
North America	$742,593	$757,352
Europe	589,338	512,417
Other	62,444	57,076

Total assets	$1,394,375	$1,326,845

The following table sets forth the distribution of revenues determined by location of customer and identifiable assets, by significant geographic area, for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Total revenues:
Canada	$12,836	$12,515	$38,566	$30,445
United States	70,407	62,715	208,337	166,369
United Kingdom	21,483	19,756	64,994	49,023
Germany	31,623	22,023	81,382	69,025
Rest of Europe	33,497	31,631	104,704	85,746
Other	8,916	7,412	27,280	19,860

Total revenues	$178,762	$156,052	$525,263	$420,468

	As of March 31, 2008	As of June 30, 2007
Segment assets:
Canada	$232,912	$217,051
United States	509,681	540,301
United Kingdom	108,250	100,440
Germany	229,798	199,312
Rest of Europe	251,290	212,665
Other	62,444	57,076

Total segment assets	$1,394,375	$1,326,845

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The Company’s goodwill has been allocated as follows to the Company’s operating segments:

	As of March 31, 2008	As of June 30, 2007
North America	$368,505	$355,806
Europe	164,326	142,109
Other	34,587	30,397

	$567,418	$528,312

NOTE 13—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,728	$7,910	$18,414	$15,894
Cash received during the period for interest	$1,170	$725	$3,634	$2,313
Cash paid during the period for income taxes	$8,666	$12,067	$10,595	$18,343

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$422,397	$6,279	$49,816	$59,432	$306,870
Operating lease obligations *	88,679	6,965	48,282	18,678	14,754
Purchase obligations	5,540	1,179	3,899	462	—

	$516,616	$14,423	$101,997	$78,572	$321,624

*	Net of $6.8 million of non-cancelable sublease income to be received by the Company from properties which the Company has subleased to other parties.

Rental expense of $4.0 million and $12.2 million was recorded during the three and nine months ended March 31, 2008, (Three and nine months ended March 31, 2007—$3.9 million and $10.0 million respectively), respectively.

The long-term debt obligations are comprised of interest and principal payments on the Company’s term loan agreement and a five year mortgage on the Company’s headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage see note 8.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Domination agreements

IXOS domination agreements

On December 1, 2004, the Company announced that it had entered into a domination and profit transfer agreement (the “IXOS DA”) with IXOS. The IXOS DA came into force in August 2005 when it was registered in the commercial register at the local court in Munich. Under the terms of the IXOS DA, Open Text acquired the authority to issue directives to the management of IXOS. Also within the terms of the IXOS DA, Open Text offered to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“the Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. In connection with the offer to purchase the remaining Common Shares of IXOS the Company obtained, on December 11, 2007, a demand guarantee from a Canadian chartered bank in the amount of Euro 11.1 million for the purpose of guaranteeing the payment of the purchase consideration. The guarantee is valid for a period of one year ending on December 10, 2008 and is renewable for an additional period of one year.

Additionally, Open Text has guaranteed a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“the Annual Compensation”).

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, the Company commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the Condensed Consolidated Statements of Income.

Based on the number of minority IXOS shareholders as of March 31, 2008, the estimated amount of Annual Compensation is approximately $168,000 for the three months ended March 31, 2008 (three months ended March 31, 2007—$124,000) and $422,000 for the nine months ended March 31, 2008 (nine months ended March 31, 2007—$377,000). Additionally, an amount of approximately $564,000 was paid against previously accrued amounts, to the IXOS minority shareholders on account of Annual Compensation for the year ended June 30, 2007. Because the Company is unable to predict, with reasonable accuracy, the number of IXOS minority shareholders in future periods, the Company is unable to predict the amount of Annual Compensation that will be payable in future years.

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

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

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

The Company has not recorded a liability for guarantees, indemnities or warranties described above in the accompanying Condensed Consolidated Balance Sheets since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

NOTE 15—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring Plan

In December 2006, the Board approved, and the Company commenced implementing, restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan were expected to be approximately $7.0 million, of which $6.4 million has been recorded within Special charges to date. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and have substantially been paid. The Company does not expect to record any further charges on account of the Fiscal 2007 restructuring plan. A reconciliation of the beginning and ending liability for the nine months ended March 31, 2008 is shown below:

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan
Balance as of June 30, 2007	$1,229	$45	$—	$1,274
Accruals (recoveries)	(62)	16	56	10
Cash payments	(1,040)	(61)	(56)	(1,157)
Foreign exchange and other adjustments	(91)	—	—	(91)

Balance as of March 31, 2008	$36	$—	$—	$36

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The Company did not incur any restructuring charges during the three months ended March 31, 2008. The following table outlines restructuring charges incurred and recovered under the Fiscal 2007 restructuring plan, by segment, for the nine months ended March 31, 2008.

	Work force reduction	Facility costs	Other	Total
Fiscal 2007 Restructuring Plan—by Segment
North America	$(108)	$—	$56	$(52)
Europe	46	16	—	62

Total charges (recoveries) by segment for the nine months ended March 31, 2008	$(62)	$16	$56	$10

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, the Board approved, and the Company began to implement restructuring activities to streamline its operations and consolidate its excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan were expected to be approximately $22.0 million, of which $20.9 million has been recorded within Special charges to date. The provision related to workforce reduction has been completed as of September 30, 2007. On a quarterly basis, the Company conducts an evaluation of the balances relating to excess facilities and revises its assumptions and estimates, as appropriate. The provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2008 is shown below.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2007	$134	$1,346	$—	$1,480
Accruals (recoveries)	(41)	(88)	(3)	(132)
Cash payments	(98)	(584)	3	(679)
Foreign exchange and other adjustments	5	282	—	287

Balance as of March 31, 2008	$—	$956	$—	$956

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

The following table outlines restructuring charges incurred and recovered under the Fiscal 2006 restructuring plan, by segment, for the three and nine months ended March 31, 2008.

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$—	$—	$—	$—
Europe	—	(14)	—	(14)

Total recoveries for three months ended March 31, 2008	$—	$(14)	$—	$(14)

	Work force reduction	Facility costs	Other	Total
Fiscal 2006 Restructuring Plan—by Segment
North America	$(41)	$6	$(1)	$(36)
Europe	—	(94)	(2)	(96)

Total recoveries for nine months ended March 31, 2008	$(41)	$(88)	$(3)	$(132)

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, the Company recorded a restructuring charge of approximately $10.0 million relating primarily to its North America segment. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. On a quarterly basis the Company conducts an evaluation of these balances and revises its assumptions and estimates, as appropriate. The provision for facility costs is expected to be substantially paid by 2011. A reconciliation of the beginning and ending liability for the nine months ended March 31, 2008 is shown below:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2007	$1,264
Cash payments	(329)
Foreign exchange and other adjustments	35

Balance as of March 31, 2008	$970

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

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Fiscal 2007

Momentum

In March 2007, Open Text acquired all issued and outstanding shares of Momentum, a privately held company that specializes in providing ECM solutions to U.S. government agencies. The acquisition of Momentum has enhanced Open Text’s ability to provide services to the U.S. government. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

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

Consideration for this acquisition consisted of $4.7 million in cash. The Company additionally incurred approximately $882,000 in costs directly related to this acquisition.

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

Current assets (net of cash acquired of $620)	$1,454
Long-term assets	157
Customer assets	1,900
Goodwill	1,953

Total assets acquired	5,464
Liabilities assumed	(506)

Net assets acquired	$4,958

The useful life of the customer assets has been estimated to be four years.

The portion of the purchase price allocated to goodwill has been assigned to the Company’s North America segment and is deductible for tax purposes.

Hummingbird

In October 2006, Open Text acquired all of the issued and outstanding shares of Hummingbird, an enterprise software solutions company that specializes in the development of decision enabling web-based environments. The acquisition of Hummingbird has strengthened Open Text’s ability to offer an expanded portfolio of solutions aimed at a wide range of markets. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

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

Current assets (net of cash acquired of $88,287)	$69,067
Long-term assets	10,594
Customer assets	139,800
Technology assets	159,200
Goodwill	280,870

Total assets acquired	659,531
Deferred tax liabilities	(85,005)
Liabilities assumed	(162,035)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to the Company’s North America, Europe and Other segments, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of approximately $44.8 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs are expected to be substantially paid on or before the fiscal year ended June 30, 2008. For further details relating to the type and amounts of these liabilities see note 7.

OPEN TEXT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2008

(Tabular dollar amounts in thousands of U.S. dollars, except per share data)

Unaudited Pro Forma Results

The unaudited pro forma information relating to Hummingbird included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been capitalized as part of the purchase allocation but includes the amortization charges from acquired intangible assets and adjustments to interest expense on account of long-term debt obtained to partially finance this acquisition, as if the acquisition of Hummingbird and borrowings related thereto had taken place on July 1, 2006 (see note 8). Non-recurring charges of $16.0 million are included in these unaudited pro forma information. These charges relate primarily to one-time business combination and compensation costs incurred by Hummingbird prior to its acquisition by Open Text. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Hummingbird had taken place at the beginning of the period presented.

(in thousands, except per share data)	Nine months ended March 31, 2007
(Unaudited)
Total revenues	$479,768
Net loss	$(31,950)
Basic net loss per share	$(0.65)
Diluted net loss per share	$(0.65)

FIN 48

Upon the adoption of FIN 48, goodwill relating to the Hummingbird acquisition was reduced by an amount of $6.5 million (see note 11).

IXOS

As of March 31, 2008, the Company owned 96.15% (June 30, 2007—96.02%) of the outstanding shares of IXOS. The Company increased its ownership of the shares of IXOS by way of open market purchases during the three and nine months ended March 31, 2008. Total consideration paid for the purchase of shares of IXOS during the three and nine months ended March 31, 2008 was approximately $12,000 and $451,000, respectively. The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our condensed consolidated financial statements for the three and nine month period ended March 31, 2008, certain sections of which are incorporated herein by reference as set forth in Part II item IA “Risk Factors” of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. Undue reliance should not be placed upon the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help the reader understand the results of operations and financial condition of Open Text Corporation and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements (the “Notes”).

BUSINESS OVERVIEW

We are the world’s largest independent vendor of Enterprise Content Management (“ECM”) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve unstructured data such as text documents, email, reports, images and video and transaction-based data. We offer a wide range of ECM products that help our customers ensure compliance with industry regulations and internal policies, controlling information flows, and helping solve other content-intensive business challenges. Our initial public offering was on the NASDAQ in 1996 and, subsequently, we listed on the Toronto Stock Exchange in 1998. We currently employ approximately 2,800 people worldwide.

Our operations fall into one dominant industry segment, ECM, which is further divided into three revenue types: License, Customer support and Services. However, we manage and evaluate our operations primarily upon the basis of these geographic segments: North America, Europe and “Other”. The “Other” segment is a residual segment consisting of operations in regions other than North America and Europe.

Milestones:

The third quarter of fiscal 2008 has been a successful quarter for us. Significant milestones that occurred during this quarter were as follows:

•	Total revenue increased to $178.8 million, equivalent to a 14.6% increase over the same quarter of the last fiscal year.

•	License revenue increased to $51.5 million equivalent to a 19.8% increase over the same quarter of the last fiscal year.

•	Operating cash flows increased to $49.8 million equivalent to a 20.5% increase over the same quarter of the last fiscal year.

•	Announcement of Open Text Case Management Framework, SharePoint Edition a new development framework with functional extensions to Microsoft Office SharePoint Server 2007.

•

Introduction of Livelink ECM—Extended Collaboration, which provides our customers the means to collaborate effectively by combining a well developed “knowledge repository “ with project workspaces, polls, news channels, tasks and milestones.

•

RedDot, the Open Text Web Solutions Group, released its Microsoft Office SharePoint Server 2007 Document Management Integration, enabling organizations to expand the web visibility of their Microsoft SharePoint document libraries securely to online media.

•

Launch of Transactional Content Processing (“TCP”) a fully integrated solution that will help enterprises manage high-volume, paper based business processes such as invoicing, order or claims processing.

•	Open Text’s Artesia Digital Media Group unveiled Artesia DAM 6.8—the latest version of its “industry-leading” digital asset management software.

Acquisitions

We have a history of both organic and acquisition-related growth and a robust and dynamic acquisition program is an integral part of our corporate strategy. We did not make any acquisitions in the third quarter of fiscal 2008; however we continue to see consolidation in our environment and continue to regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

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

Our revenue from partners contributed to approximately 40% of our license revenues during the three months ended March 31, 2008 compared to approximately 37% during the three months ended March 31, 2007.

Results of Operations

As a result of our acquisition of Hummingbird, we have included the financial results of Hummingbird in our consolidated financial statements beginning October 2, 2006, the date we acquired 100% of the issued and outstanding shares of Hummingbird. The fluctuations in the operating results in the nine months ended March 31, 2008 compared with the same period in the prior fiscal year are generally due to the synergies generated by this acquisition.

Immediately upon the acquisition of Hummingbird, we restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were generally aligned within a given geography. All back office functions such as accounting and information technology were consolidated to manage the combined operations. Our research and development teams prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and various levels of management personnel were terminated and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is, we believe, not meaningful and therefore not articulated within this discussion and analysis.

The following tables present an overview of our results of operations for the periods indicated.

(in thousands)	Three months ended March 31,
	2008	2007	% Change
Total revenue	$178,762	$156,052	14.6%
Cost of revenue	56,681	54,421	4.2%
Gross profit	122,081	101,631	20.1%
Amortization of acquired customer intangible assets	8,077	7,396	9.2%
Special charges (recoveries)	(14)	878	(101.6)%
Other operating expenses	90,474	79,818	13.4%
Income from operations	23,544	13,539	73.9%
Gross margin	68.3%	65.1%
Net income	$7,267	$3,853	88.6%

(in thousands)	Nine months ended March 31,
	2008	2007	% Change
Total revenue	$525,263	$420,468	24.9%
Cost of revenue	169,829	144,839	17.3%
Gross profit	355,434	275,629	29.0%
Amortization of acquired customer intangible assets	23,006	17,147	34.2%
Special charges (recoveries)	(122)	5,253	(102.3)%
Other operating expenses	261,464	218,919	19.4%
Income from operations	71,086	34,310	107.2%
Gross margin	67.7%	65.6%
Net income	$25,752	$13,431	91.7%

An analysis of our “Results of Operations” follows. All growth and percentage comparisons refer to the three or nine months ended March 31, 2008, as compared with the three or nine months ended March 31, 2007, unless otherwise noted.

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for the periods indicated:

Revenue by product type

(in thousands)	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
	2008	2007		2008	2007
License	$51,534	$43,032	8,502	$150,952	$123,282	27,670
Customer support	91,606	79,042	12,564	268,524	205,352	63,172
Service	35,622	33,978	1,644	105,787	91,834	13,953

Total	$178,762	$156,052	22,710	$525,263	$420,468	104,795

(% of total revenue)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
License	28.8%	27.6%	28.7%	29.3%
Customer support	51.2%	50.7%	51.1%	48.8%
Service	20.0%	21.7%	20.2%	21.9%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

(in thousands)	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change / increase (decrease)
	2008	2007		2008	2007
North America	$83,243	$75,230	8,013	$246,903	$196,814	50,089
Europe	86,603	73,410	13,193	251,080	203,794	47,286
Other	8,916	7,412	1,504	27,280	19,860	7,420

Total	$178,762	$156,052	22,710	$525,263	$420,468	104,795

(% of total revenue)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
North America	46.6%	48.2%	47.0%	46.8%
Europe	48.4%	47.0%	47.8%	48.5%
Other	5.0%	4.8%	5.2%	4.7%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue

License revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by $8.5 million in the three months ended March 31, 2008, primarily as the result of growth from our European operations. Of the total growth achieved, Europe accounted for 64.1% of the increase, while the remaining increase was largely contributed by North America with 27.7%.

License revenue increased by approximately $27.7 million in the nine months ended March 31, 2008, with Europe accounting for 49.0% of the overall increase and North America accounting for 40.4% of the increase.

Customer Support Revenue

Customer support revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options, and we have historically experienced a rate of renewal in and around the 90% range.

Customer support revenue increased by approximately $12.6 million in the three months ended March 31, 2008, mostly as the result of growth from our North American operations. Of the total growth achieved in the three months ended March 31, 2008, North America accounted for 47.6% of the increase, followed by Europe, which contributed 46.1% and the other segment provided for the remaining growth in customer support revenue.

Customer support revenue increased by approximately $63.2 million in the nine months ended March 31, 2008, primarily as the result of growth from our North American operations. Of the total growth achieved in the nine months ended March 31, 2008, North America accounted for 53.5% of the increase, followed by Europe, which contributed 41.3% and the Other segment provided for the remaining growth in customer support revenue.

Service Revenue

Service revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue increased marginally by $1.6 million in the three months ended March 31, 2008, as a result of growth from our European operations.

Service revenue increased by approximately $14.0 million in the nine months ended March 31, 2008, primarily as the result of growth from our European operations. Of the total growth achieved in the nine months ended March 31, 2008, Europe accounted for 54.9% of the increase, followed by North America, which added 37.0% and the Other segment contributed to the rest of the overall growth in service revenue.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	Three months ended March 31,		Change Increase/ (decrease)	Nine months ended March 31,		Change Increase / (decrease)
	2008	2007		2008	2007
License	$3,093	$3,515	(422)	$11,296	$9,637	1,659
Customer Support	14,292	12,431	1,861	41,081	32,077	9,004
Service	28,856	28,042	814	86,552	77,450	9,102
Amortization of acquired technology intangible assets	10,440	10,433	7	30,900	25,675	5,225

Total	$56,681	$54,421	2,260	$169,829	$144,839	24,990

Gross Margin	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
License	94.0%	91.8%	92.5%	92.2%
Customer Support	84.4%	84.3%	84.7%	84.4%
Service	19.0%	17.5%	18.2%	15.7%

Cost of license revenue

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue decreased very slightly by $422,000 in the three months ended March 31, 2008. Overall gross margin on license revenue increased in the three months ended March 31, 2008 as a result of increased economies of scale.

Cost of license revenue increased by $1.7 million in the nine months ended March 31, 2008 primarily due to higher royalty costs of $2.1 million and the offset due to a reduction of miscellaneous distribution costs. All of these increases were directly related to the increase in license revenue. Overall gross margin on license revenue, on a year to date basis, has remained relatively stable.

Cost of customer support revenues

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $1.9 million in the three months ended March 31, 2008, primarily due to an increase in direct costs associated with increased customer service revenue. Overall gross margin on customer support revenue has remained stable over the three months ended March 31, 2008.

Cost of customer support revenues increased by $9.0 million in the nine months ended March 31, 2008, primarily due to an increase in direct costs associated with increased customer service revenue. Overall gross margin on customer support revenue, on a year to date basis, has remained relatively stable.

Cost of service revenues

Cost of service revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased marginally by $814,000 in the three months ended March 31, 2008, primarily due to an increase in direct costs associated with increased service revenue. Gross margins on service revenues increased in the three months ended March 31, as a result of improved utilization.

Cost of service revenues increased by $9.1 million in the nine months ended March 31, 2008, primarily due to an increase in direct costs associated with increased service revenue. Overall gross margins on service revenues increased in the nine months ended March 31, 2008 as a result of increased performance in Europe and improved utilization.

Amortization of acquired technology intangible assets

Amortization of acquired technology intangible assets remained relatively stable in the three months ended March 31, 2008 compared to the same period in the prior fiscal year.

Amortization of acquired technology intangible assets increased by $5.2 million in the nine months ended March 31, 2008 due to the amortization of acquired technology assets acquired as part of the Hummingbird acquisition. Acquired technology assets in the amount of $159.2 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Operating Expenses

The following tables set forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	Three months ended March 31,		Change Increase/ (Decrease)	Nine months ended March 31,		Change Increase/ (Decrease)
	2008	2007		2008	2007
Research and development	$27,711	$21,176	$6,535	$77,367	$57,989	$19,378
Sales and marketing	41,586	39,069	2,517	122,219	107,765	14,454
General and administrative	18,268	15,947	2,321	52,233	42,640	9,593
Depreciation	2,909	3,626	(717)	9,645	10,525	(880)
Amortization of acquired customer intangible assets	8,077	7,396	681	23,006	17,147	5,859
Special charges (recoveries)	(14)	878	(892)	(122)	5,253	(5,375)

Total	$98,537	$88,092	$10,445	$284,348	$241,319	$43,029

	Three months ended March 31,		Nine months ended March 31,
(in % of total revenue)	2008	2007	2008	2007
Research and development	15.5%	13.6%	14.7%	13.8%
Sales and marketing	23.3%	25.0%	23.3%	25.6%
General and administrative	10.2%	10.2%	9.9%	10.1%
Depreciation	1.6%	2.3%	1.8%	2.5%
Amortization of acquired customer intangible assets	4.5%	4.7%	4.4%	4.1%
Special charges (recoveries)	0.0%	0.6%	0.0%	1.2%

Research and development expenses

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $6.5 million in the three months ended March 31, 2008, predominantly due to an increase in direct labour and labour–related benefits and expenses of approximately $3.0 million. Travel expenses increased by $1.0 million, and overhead expenses increased by $1.8 million. The remaining increase is related to other miscellaneous charges.

Research and development expenses increased by $19.4 million in the nine months ended March 31, 2008, predominantly due to an increase in direct labour and labour-related benefits and expenses of approximately $11.6 million. The remaining $7.8 million increase is the result of an In-Process Research and development expense of $500,000 relating to our Hummingbird acquisition, and a net $7.3 million increase in office, overhead and miscellaneous expenses.

As a percentage of total revenue, research and development expenses increased slightly to 15.5% but is within our overall expectation for fiscal 2008.

In fiscal 2008 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $2.5 million in the three months ended March 31, 2008 predominantly due to miscellaneous expenses of $2.3 million.

Sales and marketing expenses increased by $14.5 million in the nine months ended March 31, 2008 predominantly due to increased labour and labour-related benefits and expenses of $6.5 million on account of a larger combined sales force and increased revenues. Sales commissions increased by $4.5 million and the remaining increase is due to the net impact of travel, overhead and other miscellaneous expenses.

Overall sales and marketing expenses, as a percentage of revenue, have decreased but have relatively still remained within our expected range.

In fiscal 2008 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased by $2.3 million in the three months ended March 31, 2008 primarily due to increases in direct labour and labour related benefits.

General and administrative expenses increased by $9.6 million in the nine months ended March 31, 2008 primarily due to increases in direct labour and labour related benefits and expenses of $6.4 million, overhead expenses of $2.3 million and the balance due to miscellaneous increases in expenses, as associated with the expanded scale of business.

General and administrative expenses were relatively stable and between 9% to 10% of total revenues for each of the above indicated periods.

In fiscal 2008 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Amortization of acquired customer intangible assets

Amortization of acquired customer intangible assets for the three months ended March 31, 2008 was relatively stable other than a slight increase primarily due to the impact of the amortization of the Momentum customer asset. Customer assets in the amount of $1.9 million were acquired as part of the Momentum acquisition and the valuation was completed during the three months ended March 31, 2008. These assets are being amortized over a period of 4 years.

Amortization of acquired customer intangible assets increased by $5.9 million in the nine months ended March 31, 2008 primarily due to the amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Special charges (recoveries)

Special charges relate to monies that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities. Generally, we implement such plans in the context of streamlining existing Open Text operations that get impacted by significant acquisitions (such as Hummingbird). Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges. It should be noted that restructuring plans relating to legacy employee workforce reduction and abandonment of legacy excess facilities of the acquired company are not included within Special charges but are accounted for as part of the cost of the acquisition (see note 7 in the Notes).

We recorded recoveries in the amount of $14,000 and $122,000 in the three and nine months ended March 31, 2008, respectively, compared to expenses of $878,000 and $5.3 million, respectively, in the same periods in the prior fiscal year. The reduction in special charges in fiscal 2008 compared to fiscal 2007 is due to the fact that the major actions connected to the fiscal 2007 restructuring plan were already complete as of the end of fiscal 2007 and we did not implement any new restructuring plans during fiscal 2008.

For more details on Special charges, see note 15 in the Notes.

Net Interest expense

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized loss on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Net interest expense went up significantly after we acquired the $390.0 million long-term debt in October 2006, (the “term loan”), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating- rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. In addition, as required by the lenders of the term loan, we also entered into an interest rate collar (the “collar”) which “ring –fenced” the floating portion of our interest rate obligations associated with a portion of the term loan, within an upper limit of 5.34% and a lower limit of 4.79%. We account for the collar as a derivative instrument that is marked to market, with the changes in fair value being charged to interest expense in the period to which such changes relate. This change in value is the “theoretical” or unrealized (gain)/loss on the interest rate collar and reflects the change in the fair value of the collar between reporting periods.

Throughout our fiscal 2008 year, interest rates have been declining; while this has favorably impacted our cash interest payments, it has also significantly increased the negative fair value of our collar (as the valuation of the collar is influenced by current and expected future interest rates). It is important to note, however, that as the collar approaches maturity (in December 2009) the negative fair value that is being seen now will eventually “unwind” itself and the value of the collar will trend back up to “nil” or even a positive value if interest rates start moving upwards. If interest rates continue to move downwards we will likely have to make cash payments on the collar equivalent to the difference between the lower range of the collar and LIBOR applied to the hedged portion of the term loan. To date, since entering into the agreement, we have made no payments on the collar. We are not able to predict with certainty, future changes in the fair value of the collar, but as indicated earlier, as the collar approaches its contractual maturity, we expect to see its fair value approach nil.

Net interest expense for the three months ended March 31, 2008 was reduced by approximately $866,000. This reduction was made up of a decrease of $3.2 million relating to the reduced interest on the term loan and an increase of $2.4 million in the unrealized loss relating to the increase in the negative fair value of the collar. The reduced interest expense was due to the combined effect of a reduction of the annual interest rate on the term loan from approximately 7.9% as of March 31, 2007 to approximately 5.0% as of March 31, 2008 and a reduction in the principal outstanding on the term loan from $388.1 million as of March 31, 2007 to $294.8 million as of March 31, 2008.

Net interest expense for the nine months ended March 31, 2008 increased by $7.5 million. This was primarily made up of an increase of $2.5 million relating to the “full year impact” on interest expense of the term loan, partially offset by decreasing interest rates and the impact of non-scheduled principal payments, and an increase of $5.0 million in the unrealized loss relating to the increase in the negative fair value of our interest rate collar.

For more details on interest expenses see note 8 in the Notes and also the discussion under “Long-term Debt and Credit Facilities” later in the “Liquidity and Capital Resources” section of this MD&A.

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

The LTIP is a rolling three year program whereby Open Text will make a series of annual grants, each of which covers a three year performance period, to certain of its employees, upon the employee meeting pre-determined performance targets. Awards may be equal to 100% or 150% of target, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. The LTIP awards will be paid in cash.

For more details on share-based compensation (including the LTIP) see note 9 in the Notes.

Income taxes

Our effective tax rate was 25.9% and 28.5%, respectively, for the three and nine months ended March 31, 2008 compared to 32.5% and 31.7% during the same periods in the prior fiscal year. This decrease was due to due to a higher mix of earnings in lower rate tax jurisdictions.

Liquidity and Capital Resources

Cash flows

Cash flows provided by operating activities

Cash flows provided by operating activities increased by $8.5 million in the three months ended March 31, 2008, due to a higher net income of $3.4 million and an increase in non-cash adjustments of $3.2 million (largely due to a decrease in the fair value of our interest rate collar—as discussed earlier in this MD&A). In addition we saw significantly lower deferred tax recoveries of $13.8 million in the three months ended March 31, 2008, due to lower than expected deferred tax credits as a result of higher global net income, as well as the deferred tax impact of enacted decreases in our domestic and certain foreign corporate income tax rates. Overall operating assets and liabilities decreased by $28.5 million, due to normal course payments of accrued liabilities, taxes and a higher accounts receivable balance generated by an overall increase in revenue. This decrease in operating assets and liabilities was offset by a significant increase in cash flow relating to deferred revenues, in the amount of $16.6 million, relating to higher cash collection from our annual maintenance renewals, on account of the increased scale of operations due to the Hummingbird acquisition.

Cash flows provided by operating activities increased by $39.0 million in the nine months ended March 31, 2008, due to a higher net income of $12.3 million and an increase in non-cash adjustments of $16.9 million, largely due to a decrease in the fair value of our interest rate collar (as discussed earlier in this MD&A) of $5.0 million and the full year impact of higher depreciation and amortization expense of $10.2 million as a consequence of the Hummingbird acquisition. In addition we saw significantly lower deferred tax recoveries of $18.6 million in the nine months ended March 31, 2008 due to lower than expected deferred tax credits as a result of higher global net income as well as the deferred tax impact of the enacted decreases in our domestic and certain foreign corporate income tax rates. Operating assets and liabilities decreased by $8.8 million due to the reasons discussed above and normal course changes in operating assets and liabilities.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions. In addition, in the aftermath of our more significant acquisitions, (such as IXOS and Hummingbird), we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired company. These plans are set up in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities. Also, we are still in the process of acquiring the remaining minority interest of IXOS. In relation to this, we saw a lower level of purchases during fiscal 2008 versus fiscal 2007 as a result of the IXOS squeeze out process continuing to be litigated against by the minority interest shareholders (See note 14 in the Notes for a more detailed discussion of the “Squeeze out” process).

Cash flows used in investing were lower by $8.0 million for the three months ended March 31, 2008. This reduction in spending was due to no acquisitions having been consummated during the three months ended March 31, 2008 compared to $4.1 million having been expended on the Momentum acquisition and approximately $207,000 more having been expended on purchase of the IXOS minority interest in the three months ended March 31, 2007. In addition we expended $5.0 million less on acquisition related accruals due to the trailing off of payments related to the acquisition related accruals set up for Hummingbird. These decreases were offset by increased expenditure on account of “normal course” purchases of capital assets in the amount of $1.3 million during the three months ended March 31, 2008

Cash flows used in investing activities were lower by $401.5 million for the nine months ended March 31, 2008. This reduction in spending was due to only $2.2 million having been spent on acquisitions during the nine months ended March 31 2008 compared to $384.8 million and $4.1 million having been spent on the Hummingbird and Momentum acquisition, respectively, during the same period in the prior fiscal year. In addition we spent $635,000 less on the purchase of the IXOS minority interest in the nine months ended March 31, 2008. We also expended $13.3 million less on Hummingbird acquisition related accruals due to the trailing off of these payments. Finally, we also saw decreased expenditure on purchases of capital assets in the amount of approximately $794,000 during the nine months ended March 31, 2008 due to a planned reduction of fixed asset spending as a “follow through” impact of the Hummingbird acquisition.

As discussed above, in accordance with the accounting rules for setting up acquisition-related accruals, we set up accruals in the amount of $37.0 million relating to an exit plan for workforce reductions of legacy Hummingbird employees and abandonment of legacy Hummingbird facilities. During the three and nine months ended March 31, 2008 we made cash payments of approximately $978,000 and $9.3 million, respectively, relating to these accruals. We expect to make the balance of the payments—except those relating to lease obligations on the excess facilities—by the end of June 2008.

Cash flows from financing activities

Our cash flows from financing activities are made up primarily of long-term debt financing and monies received from the issuance of shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares. During fiscal 2007 we significantly increased our long-term debt borrowing (see discussion under “Long-term Debt and Credit Facilities” in the next section of this MD&A) and this was the main driver of the differences between cash flow from financing activities between fiscal 2008 and fiscal 2007.

During the three months ended March 31, 2008 financing cash flow decreased by $4.2 million almost entirely due to lower exercises of options under the employee stock option plans. During the nine months ended March 31, 2008 financing cash flow was lower by $441.1 million primarily due to the fact that we did not enter into any new or additional long-term debt arrangements during fiscal 2008.

Long-term Debt and Credit Facilities

As discussed earlier in this MD&A we acquired a term loan of $390.0 million on October 2, 2006. This was part of a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. The credit agreement is guaranteed by us and certain of our subsidiaries.

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

As of March 31, 2008, the carrying value of the term loan was $294.8 million and we are in compliance with all loan covenants relating to this facility.

As discussed earlier in this MD&A we have limited our exposure to the floating rate portion of the interest rate on the term loan, by entering into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan and within an upper limit of 5.34% and a lower limit of 4.79%. As of March 31, 2008 this amount was reduced to $150.0 million in accordance with the contractual terms and conditions of the term loan agreement.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of March 31, 2008, and thus far, we have not borrowed any amounts under the revolver in fiscal 2008.

Demand guarantee

In connection with the offer to purchase the remaining common shares of IXOS we obtained, in December 2007, a demand guarantee from the bank in the amount of Euro11.1 million. The guarantee has a term of one year and is renewable for a further period of one year.

Building held for sale

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an asset “held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during fiscal 2008. As of March 31, 2008 the fair value of the building was $5.6 million.

Future Outlook on Liquidity

We anticipate that our cash and cash equivalents, available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for operating expenses, working capital, contractual commitments and capital expenditures for at least the next twelve months. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents is to allow us to use any excess cash remaining after meeting operational requirements for one or more of the following purposes: a)repayment of long-term debt ; b) re-purchase of our shares; or c) business acquisitions.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Long-term debt obligations	$422,397	$6,279	$49,816	$59,432	$306,870
Operating lease obligations *	88,679	6,965	48,282	18,678	14,754
Purchase obligations	5,540	1,179	3,899	462	—

	$516,616	$14,423	$101,997	$78,572	$321,624

*	Net of $6.8 million of non-cancelable sublease income we are to receive from properties which we have subleased to other parties.

Rental expense of $4.0 million and $12.2 million was recorded during the three and nine months ended March 31, 2008, (three and nine months ended March 31, 2007—$3.9 million and $10.0 million respectively), respectively.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario.

(See note 14 in the Notes for further details relating to our commitments and contractual obligations)

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases entered into has, or potentially may have, a material current or future effect on our financial condition (including any possible changes in our financial condition), revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Recently Adopted Accounting Pronouncements

On July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. See note 11 in the Notes for further details regarding our adoption of FIN 48.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that electing fair value measurement may have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We are currently assessing the potential impact that adoption of this statement may have on our financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible assets

•	Accounting for income taxes

•	The valuation of stock options granted and liabilities related to share-based payments, including the long-term incentive plan

•	Allowances for doubtful accounts

•	Facility and restructuring accruals

•	Financial instruments

With the exception of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”) on July 1, 2007, there were no significant changes in our critical accounting policies and estimates in the three and nine months ended March 31, 2008. Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of March 31, 2008. As of March 31, 2008 we had an outstanding balance of $294.8 million on this loan. The term loan bears a floating interest rate of LIBOR plus 2.25%. As of March 31, 2008, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of March 31, 2008 is outstanding for the entire period.

We manage our interest rate exposure, relating to $150.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $150.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2008, this balance represented approximately 83% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 8%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S, are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Swiss Francs and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is an adverse change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

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

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPEN TEXT CORPORATION

Date: April 30, 2008	By:	/s/ JOHN SHACKLETON
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