Form 10-K
period 2008-06-30
OPEN TEXT CORP
filed 2008-08-26
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2007, was approximately $875.2 million. The number of the Registrant’s Common Shares outstanding as of August 18, 2008 was 51,164,950.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 under Part IV, in this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2008, which are set forth in Item 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

Overview

Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “Open Text”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2008” means our fiscal year beginning on July 1, 2007 and ending June 30, 2008; (ii) “Fiscal 2007” means our fiscal year beginning on July 1, 2006 and ending on June 30, 2007; and (iii) the term “Fiscal 2006” means our fiscal year beginning on July 1, 2005 and ending on June 30, 2006. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the United States Securities and Exchange Commission (the SEC) may be obtained through the Investor Relations section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

We review and evaluate our operations, strategy and finances based on the concept of “operating segment,” as that term is defined in the Financial Accounting Standards Board’s, Statement of Financial Accounting

Standards No. 131. Our operations fall into one dominant industry segment: Enterprise Content Management (ECM) software. Unless otherwise indicated, the information presented in this Item 1 reflects material details regarding the business of Open Text as a consolidated, unified entity.

For information regarding our revenue and assets by geography for each of the years in the three year period ended June 30, 2008, see Note 12 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

The Company

We are an independent company providing ECM software solutions. We focus solely on ECM software solutions and, over the past 5 years, have expanded our product and service offerings through strategic acquisitions. It is our mission to be generally recognized as “The Content Experts” in the ECM marketplace.

Our ECM software products help our customers manage their critical business content including version revisions and compliance with regulatory requirements. Our primary ECM solution, Livelink, enables corporations to manage traditional forms of content such as images, office documents, graphics and drawings, as well as to manage electronic content including web pages, email and video. Our solutions aim to allow users to gain access to view and manage all information related to a transaction or business process, without having to switch from one application to another.

Our goal as an independent provider of ECM software solutions is to help our customers leverage their existing strategic investments in enterprise applications, whether their applications are from Microsoft Corporation (Microsoft), SAP AG (SAP) or Oracle Corporation (Oracle). We help our customers reduce their risk and infrastructure costs by managing all content object types with common retention and archiving governance and our independence, we believe, provides our customers with more choice.

Developments during Fiscal 2008

We are expanding our ECM offerings and solutions by providing the next generation (2.0) of internet capabilities, such as “ wikis”, forums, blogs, tagging, moderation, communities and real-time collaboration, which are persuasive, productive and integrated into business processes, while still respecting compliance initiatives. As part of this 2.0 initiative, we introduced Livelink ECM—Extended Collaboration, which provides customers with a powerful set of communities, social computing and real-time collaboration tools.

At our annual conference in October 2007 we introduced Open Text Content Services, allowing former customers of Hummingbird, (a company we acquired in Fiscal 2007), access to archiving, records management, Microsoft SharePoint® and business process management tools, without costly migration. Open Text Content Services is a streamlined version of certain existing Open Text products. With this software we can better concentrate our research and development resources, while still providing our customers with clarity and an evolutionary approach to managing content.

We also launched Livelink ECM-10 at our annual conference, providing an enhanced user interface, as well as the ability to incorporate content from different systems, helping customers gain more value from their existing information technology (IT) infrastructure.

In May 2008, we announced RedDot Web Solutions for use with SAP solutions. RedDot Web Solutions complements the content management capabilities of the SAP NetWeaver Portal, by helping organizations to easily administer and deliver personalized content within the “portal” environment. It also helps content owners apply business rules to their content, further allowing them to choose their audience and help ensure that the right person gets the right content at the right time.

Building on our strong relationship with Microsoft, we announced in October 2007, the opening of a new office in the Microsoft Partner Solution centre in Redmond, Virginia, as part of our continued development of content management applications that extend Microsoft’s technology.

In February 2008, we announced a new development framework with functional extensions to Microsoft Office SharePoint Server 2007 that can save developers significant time and money in the creation of scalable, high-end case management solutions. RedDot, the Open Text Web Solutions Group, also released in March 2008, its Microsoft Office SharePoint Server 2007 Document Management Integration, enabling organizations to expand the visibility of their Microsoft SharePoint document libraries and security to the web and any online media.

In December 2007, we announced our commitment to deliver solutions that meet Europe’s new records management and software standards, MoReq2, which began testing and certification this year.

In May 2008, we received the SAP Pinnacle Award in the category of Software Solutions: Field Engagement. SAP Pinnacle Awards are granted to, we understand, a select few SAP partners that have excelled in developing their partnership with SAP by providing high-quality products, solutions and services to customers.

ECM Software Solutions

We provide ECM solutions that bring together people, processes and information. Our software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

In addition, Open Text “Services” offers a detailed suite of services within its “Solution Value Chain” to help customers achieve implementation goals. From training and consulting, to hosting services and customer support programs, our Services organization help customers successfully implement and deploy a complete enterprise-wide solution.

We also provide ECM software, solutions and expertise for governments, Global 2000 organizations and mid-market companies. Our software helps customers to:

•	reduce their risk and infrastructure costs by managing all content object types with common retention and archiving governance;

•	respond to ever-increasing regulatory and operational compliance requirements;

•	gain value from implicit and explicit social networks and relationships between people—regardless if they are employees, customers, partners, or the public;

•	leverage their strategic investments in enterprise applications from Microsoft, SAP and Oracle;

•	enrich existing processes, often rooted in enterprise applications, with contextual content;

•	build independence between their ECM strategy and their storage vendor and device strategies;

•	experience ECM applications from the user interface they are most accustomed and familiar with; and

•	take full advantage of their business content to lower costs, increase productivity, stimulate innovation, enable business agility, increase brand value, and deepen customer loyalty.

We view the ECM market as having reached the status of a strategic IT imperative, where organizations desire a comprehensive approach to organizing, sharing, utilizing and managing content within processes, across departments and into their broader business communities. This desire is driven by the numerous and varying individual department ECM solutions that become cost effective when consolidated and integrated together, by reducing total cost of ownership through shared services.

We believe we have a unique position in the ECM market because we:

•

define ECM broadly “as the orchestration of people, process and content”—a value proposition that spans the spectrum of benefits; from collaboration and social networking to the necessity of compliance through designed business processes.

•

are a neutral vendor that integrates with an organization’s infrastructure choices of storage, database, operating system, Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), and user experience.

•

offer a unique user interface paradigm designed to empower information workers to access and interact with all their business content, applications, and processes from within their familiar desktop applications, including Microsoft Office (Word, Excel, and PowerPoint), Microsoft Explorer, Microsoft Outlook and Lotus Notes.

•	offer a Web publishing user interface with personalized content delivery into any web or portal environment.

•

offer an architected, broad featured ECM Suite that enables our partners, customers and us, to deploy the most comprehensive set of ECM solutions on the market. This strategy provides our customer with lower cost of ownership, improved integration potential, and ability to address current and future business needs.

•

foster high-impact collaborative sharing relationships between customers and partner organizations. We believe this group is the most committed, active, and diverse ECM user community in the market and a well-defined “up-selling channel”.

•

have over 15 years experience in helping organizations across various industries around the globe to overcome the challenges associated with managing business content. We believe (i) our knowledge of the business-challenges that organizations face today, (ii) our rich array of content management applications, and (iii) our ability to provide organizations with the guidance required to most effectively address these challenges based on collective subject matter and domain expertise, supports our mission to be generally recognized as “The Content Experts”.

Open Text ECM Suite

Open Text ECM Suite provides comprehensive ECM capabilities including Document Management (DM), Records Management (RM), Search, Knowledge Management (KM), Collaboration, Web Content Management (WCM), Digital Asset Management (DAM), Imaging, Workflow, Business Process Management (BPM), electronic forms, Archive (e-mail, file systems, SAP, SharePoint), e-mail management, and enterprise report management.

Our Open Text ECM Suite architecture exposes our capabilities through Web Services, enabling customers to integrate and extend their use of our ECM technology within their organization. Fully integrated through a service oriented architecture, Open Text Content Services is underpinned by 3 major initiatives:

Rich User Experience: Focusing on user adoption and minimal training requirements, our vision delivers on the promise of multi-channel delivery with fully customizable personalized business views of all business content, available to information workers from within Lotus Notes, Microsoft Explorer, Microsoft Office, Microsoft Outlook and a Web browser.

Enterprise Process Services: To be an enabler of content-flows within an organization. We strive to provide ways to tie together business content with enterprise application data.

Enterprise Library Services: To have a set of integrated services including search, metadata management, archive, and records management, designed to be deployed enterprise-wide as a content foundation layer.

Open Text Enterprise Connect

Open Text Enterprise Connect is a unique user interface paradigm designed to empower workers to access and interact with all their business content, applications, and processes directly from familiar desktop environments, such as Microsoft Office (Word, Excel, PowerPoint), Windows Explorer, Microsoft Outlook, Lotus Notes, and other browser-based interfaces. With Enterprise Connect, workers can easily interact with content from multiple repositories and business applications, drag and drop objects between repositories, initiate workflows, and apply metadata and records classifications to objects.

Enterprise Library Services

Enterprise Library Services (ELS) enables organizations to maintain a multi-vendor storage strategy, while managing and retaining content from a multitude of enterprise content sources. ELS aims to enable organizations to leverage “Cloud based” storage transparently beneath the archive tier for specific content types at the right phase of lifecycle and thus cut customer dependence, capital expenditure and total cost ownership associated with purchasing enterprise storage platforms for the entire content lifecycle.

The “Switzerland” of ECM:

Through our purchase of BlueBird in 2001, Gauss in 2004, IXOS in 2004 and Vista in 2005, we have acquired deep data integrations into PeopleSoft, JD Edwards, SAP, Siebel and Oracle systems. These acquisitions provided us with code integrations required by customers running those systems. By evolving into the latest integration environments from these vendors, we are well-positioned to add value for both the infrastructure-vendor and the customer.

Enterprise 2.0

In Fiscal 2008, we announced our Enterprise 2.0 strategy outlining the current and future state of capabilities for inward-facing employee productivity and outward-facing customer and partner collaboration. Our Enterprise 2.0 strategy is to simply treat content and collaboration artifacts, created in our own or other environments, no differently than the treatment of email, documents, and ERP content. We apply the same retention and archiving governance on 2.0 objects as all others.

Digital Media

We are bringing ECM capabilities to digital media applications, while most of our competitors are continuing to take a “one-size-fits-all” philosophy and “shoe horn” digital media features into their existing ECM stacks. We are continually striving to be recognized as The Content Experts, as demonstrated with this innovative approach, and we have exclusively dedicated staff for digital media solutions.

Our Artesia DAM product already relies on the proven and scalable archiving service within ELS. Our vision is that all content objects, including digital media objects, be managed and controlled with a consistent information governance, retention, and archiving services, and that any content objects, including digital media, be delivered in context as part of collaborative interactions or automated work processes.

Marketing and Sales

Global Distribution Channels

We operate on a global basis and generate over 50% of our revenues from outside North America. We directly market and sell our products and services primarily through our subsidiary sales and service organizations. In North America, our sales and service employees are based in our headquarters and in field offices throughout the United States and Canada. Outside of North America, our international subsidiaries license and support our software in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

Open Text Global Partner Program

We also market our products worldwide through indirect channels. We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our ECM solutions and the investments our customers have made in their existing systems. We create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value. We have two broad categories of partnerships: Global Strategic Alliances and Global Systems Integrators.

Global Strategic Alliances

These alliances are strategic partnerships, cultivated over time and often involve co-development of the partner’s solution and our solutions to extend integration between our two companies’ products. This creates a more extended and integrated solution for the customer.

Open Text and SAP

We have a history of partnership and co-development with SAP. Our solutions help customers improve the way they manage content from SAP systems in order to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive all content for SAP systems, including data and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. Our SAP solutions enhance the SAP environment, which includes SAPGUI, Portal and Netweaver.

In May 2007, we announced a joint worldwide offering with SAP to help companies efficiently manage the growing amount of data and documents crucial to effective business operations. Using our Livelink ECM solutions, SAP resells applications marketed under the names “SAP Archiving by Open Text” and “SAP Document Access by Open Text.” The archiving and document access applications are targeted toward the financial services industry as well as toward public sector organizations, healthcare companies and other service organizations.

Open Text and Microsoft Corporation

Our strategic alliance with Microsoft offers improved integration between our ECM solutions and Microsoft’s desktop and server products, such as Microsoft Share Point. Our solutions increasingly rely on Microsoft desktop as a highly popular user interface for accessing content in context. The integration of our solutions with Microsoft desktop allows our customer to automatically extract information from ERP, CRM, ECM and other enterprise applications when such customer opens any piece of email. This context allows workers to make decisions and take actions, all through the familiar Microsoft Outlook interface. In addition to email, Microsoft SharePoint provides functionality for team collaboration and document sharing. We offer solutions that allow our customers to realize SharePoint’s ease of use, while seamlessly tying into established retention policies for enterprise content in areas such as archiving and records retention. In addition, we have expanded our support for the latest Microsoft database technology to help our customers manage and retrieve information stored on their servers.

Open Text and Oracle Corporation

This partnership extends our recently-launched enterprise solutions framework, and builds upon the database integration relationship between us and Oracle. The partnership with Oracle allows us to focus on building content-enabled solutions that solve complex, industry-specific problems. We build comprehensive solutions directly on the Oracle Content Database infrastructure using new Oracle Fusion technology. Our alliance with Oracle enables our customers to fortify their existing investments in accounts payable invoice processing, and report and output management solutions from Oracle. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Global Systems Integrators

Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.

Accenture Ltd (Accenture), a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic ECM solutions. Accenture's extensive experience with enterprise-rollout planning and design, combined with our ECM technology, provides the solution necessary to meet an organization’s ECM requirements. Other Open Text Systems Integrator partners include Deloitte Consulting LLP, Cap Gemini Inc. and Logica Holding Inc.

International Markets

We provide our ECM services worldwide. Our geographic coverage allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams by diversifying our portfolio to offset negative geographic–specific economic trends, and offers us an opportunity to take advantage of new markets for solutions. There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A to this Annual Report on Form 10-K.

Customers

Our customer base consists of a significant number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2008, no single customer has accounted for 10% or more of revenues.

Research and Development of Our ECM Solutions

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives we have made and expect to continue to make substantial investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $105.9 million for

Fiscal 2008, $79.1 million for Fiscal 2007, and $58.5 million for Fiscal 2006. We believe our spending on research and development is in line with our mission to be generally recognized as “The Content Experts” in the ECM marketplace. We expect to continue to invest in research and development.

Competition

The market for our products is highly competitive and we expect competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM providers, management companies, web content management businesses, as well as management, workflow, document imaging and electronic document management companies. International Business Machines Corporation (IBM) is the largest company that competes directly with us in the ECM market. In 2006 IBM acquired a direct competitor, FileNet Corporation (FileNet), and this acquisition has made IBM a significant competitor for our business. Another significant competitor is EMC Corporation (EMC), a large storage technology company. In 2003, EMC acquired Documentum, Inc. (Documentum), a competitor to us in the content management market. As a result of the Documentum acquisition, EMC became a more significant competitor through its ability to offer both content management and storage management capabilities. In addition to the competition posed by both IBM and EMC, numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle and Microsoft have developed products, or plan to offer products, in the content management market. Other large infrastructure vendors may follow course. In December, 2006, Oracle completed its acquisition of Stellent Inc., a global provider of ECM software solutions.

Software vendors such as CA Inc. and Symantec Corporation have approached the ECM market from their distinct, individual market segments, and each company may compete more intensely with us in the future. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.

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

Acquisitions during Fiscal 2008 and Fiscal 2007

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

In Fiscal 2008, we purchased certain miscellaneous assets from a Canadian company in the amount of $2.2 million.

In Fiscal 2007, we made the following two acquisitions:

•	In October 2006, we completed the acquisition of Hummingbird Ltd. (“Hummingbird”), a Toronto based, global provider of ECM solutions in an all cash deal for $412.5 million (net of cash acquired).

•	In March 2007, we acquired Momentum Systems Inc. (“Momentum”), an Arlington, Virginia based company, with a history of serving the government sector, for $4.7 million in cash (net of cash acquired).

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Intellectual Property Rights

Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our customers on a non-exclusive basis for internal use in a customer’s organization. We also grant rights in our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.

We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. As of June 30, 2008, we own eight U.S. patents which expire between 2016 and 2023, one Canadian patent which expires in 2017 and nine other foreign patents which expire between 2021 and 2025. In addition, we have eight U.S. patent applications, four Canadian patent applications and seven other foreign patent applications.

Employees

As of June 30, 2008, we employed a total of 2,915 individuals. The composition of this employee base is as follows: (i) 646 employees in sales and marketing, (ii) 722 employees in product development, (iii) 615 employees in professional services, (iv) 486 employees in customer support, and (v) 446 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions that we operate in, a “Workers’ Council” represents our employees.

Item 1A.	Risk Factors

Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those results contained in forward-looking statements in this Annual report on Form 10-K or elsewhere by management from time to time. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Our success depends on our relationships with strategic partners and distributors and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, could materially impact our revenues

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities which arise in our competitive environment. As well, a significant portion of our revenue is derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in partner cooperation, sales efforts, a decline in the number of distributors, or a decision by our distributors to discontinue the sale of our products could materially reduce revenue

If we do not continue to develop new technologically advanced products that successfully integrate with the software products and enhancements used by our customers, then future revenues will be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. In addition, new software products and enhancements must remain compatible with standard platforms and file formats. We must continue to enhance the capability of our Livelink software to enable users to form workgroups and collaborate on private intranets as well as on the Internet. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. These products are important to the success of our strategy. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate the technologies to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business, as well as our ability to compete in the marketplace, would be materially harmed.

Our investment in our current research and development efforts may not provide a sufficient, timely return

The development of ECM software products is a costly, complex and time-consuming process, and the investment in ECM software product development often involves a long gestation period until a “return” is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

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

Consolidation in the industry, particularly by large, well capitalized companies, could hurt our ability to deliver goods and services at a competitive price, which could negatively impact our financial results of operations

Recent acquisitions by some large, well-capitalized technology companies have materially altered the competitive landscape that we face. Acquisitions in the market have changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with larger and better capitalized companies. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources; thus, they can engage in competition with our products and services on the basis of marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and the goods and services that these companies may be able to produce to our target customers at a lower cost may materially increase our expenses and reduce our revenues. Any material adverse effect on our revenue or cost structure may materially reduce the price of our Common Shares.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

We continue to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current business. We also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as the need to integrate and manage the businesses and products acquired with our own business and products, additional demands on our management, resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (i) substantial investment of funds; (ii) substantial investment with respect to technology transfers; and (iii) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Our inability to address limited growth opportunities for products, as well our inability to address other risks associated with other acquisitions or investments in businesses, may negatively affect our operating results. Impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material affect on the price of our Common Shares. In addition, if we assume debt in response to an acquisition or investment opportunity, the interest costs generated by the incremental debt obligation may materially increase our operating expenses which may materially and adversely affect our profitability as well as the price of our Common Shares.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition; however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures as well as our own internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

We must continue to manage our internal resources during periods of company growth and increasing regulatory requirements or our operating results could be adversely affected

Our markets have continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and continue to review acquisition opportunities as a means of increasing the size and scope of our business. Finally, we have been subject to increased regulation, including various NASDAQ rules and Section 404 of the Sarbanes-Oxley Act, 2002, which has necessitated a significant use of our resources to comply with the increased level of regulation on a timely basis. Our growth, coupled with the rapid evolution of our markets and more stringent regulations, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations or compliance with such regulations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy and to comply with all regulations. If we are unable to manage growth effectively, or comply with such new regulations, our operating results will likely suffer. Our inability to manage growth or adapt to regulatory changes may also adversely affect our compliance with our periodic reporting requirements or listing standards, which could result in the delisting of our Common Shares from the NASDAQ stock market or in our failure to comply with the rules and the regulations of the SEC.

Changes in accounting rules and pronouncements may affect our reported earnings and operating income

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for our products and services, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change our reported earnings and could add significant volatility to those measures, but may have no effect on our generation of cash flow from operations. In addition, recently legislated requirements mandating the compulsory use of the International Financial Reporting Standards in Canada could materially impact our future reported earnings and recognized values of assets and liabilities.

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

Our awards of stock options to employees may have an adverse impact on our operations

A portion of our total compensation program for our executive officers and key personnel has historically included the award of options to buy our Common Shares. If the price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel. Additionally, payments under our long-term incentive plan (instituted September 2007) to retain key executives are dependent to a significant extent upon the future price of our Common Shares and the growth of the future share price relative to certain “peer” companies. Any failure to achieve the expected future share price or growth relative to our peers could significantly reduce payments under the long-term incentive plan and materially impact our ability to retain these key executives.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across our customers’ network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to companies in other industries. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

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

Unexpected operational restructuring or other events causing delays in sales transactions, or disruption of any of our critical business or information technology systems, may adversely affect our operations and may cause us to experience increased expenses or to generate expenses prior to the time we are able to recognize the revenue associated with the expenses incurred

Our business and operations are highly automated and a disruption or failure of our system may delay our ability to complete sales and to provide services. As well, we incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses could cause significant variations in operating results from quarter to quarter and, as a result, such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected. In addition, we often undertake initiatives to restructure or streamline our operations. For example, in October 2006 we announced a restructuring initiative designed to integrate our operations with the operations of Hummingbird, which we acquired earlier that month. In such instances, we could incur costs associated with implementing the restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Some of these restructuring costs may have to be treated as expenses which would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

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

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. Although we hold certain patents and have other patents pending, our general strategy is to not seek patent protection. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent respect for our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into an escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products; or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents are applied to software products. Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third- parties may assert infringement claims against us in the future. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant adverse impact on our ability to generate future revenue and profits.

The loss of licenses to use third- party software or the lack of support or enhancement of such software could adversely affect our business

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

Our revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our products and for the products of our competitors;

•	The introduction or enhancement of products by us and by our competitors;

•	Market acceptance of enhancements or products;

•	Delays in the introduction of products or enhancements by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in product installation with customers;

•	Change in the mix of distribution channels through which products are licensed;

•	Change in the mix of products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR rates;

•	Acquisitions;

•	Restructuring charges taken in connection with any completed acquisition;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as international trade policies and the war on terrorism.

A general weakening of the global economy, or economic or business uncertainty created by North American or international political developments, could cancel or delay customer purchases. A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations in any particular quarter. As a result of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenue and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.

The volatility of our stock price could lead to losses by shareholders

The market price of our Common Shares has been subject to wide fluctuations. Such fluctuations in market price may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products that are relevant to our industry; (iii) changes in financial estimates by securities analysts; or (iv) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 195,000 square feet of owned facilities and 991,792 square feet of leased facilities.

Owned Facilities

Our headquarters is located in Waterloo, Canada, and it consists of approximately 112,000 square feet. We currently utilize the entire facility for our operations. The land upon which the building stands is leased from the University of Waterloo (the “University”), for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to Note 10 “Long-term Debt and Credit Facilities” to the Notes to Consolidated Financial Statements, under Item 8 of this Annual Report on Form 10-K.

We also own a building in Toronto, Canada, totaling 83,000 square feet, that is currently being held for sale. We do not utilize any part of this building.

Leased Facilities

We lease 991,792 square feet both domestically and internationally. Our significant leased facilities include the following:

•	Richmond Hill facility, located in Toronto, Canada, totaling 101,458 square feet;

•	Sparks Avenue facility, located in Toronto, Canada, totaling 56,600 square feet; and

•	Grasbrunn facility, located in Germany, totaling 339,195 square feet.

Due to restructuring and merger integration initiatives, we have vacated 344,638 square feet of our other leased properties. The vacated space has been sublet or is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (“TSX”) since 1998 under the symbol “OTC”. The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX, and the NASDAQ, respectively, for the periods indicated below.

	NASDAQ		TSX
	High	Low	High	Low
			(in Canadian dollars)
Fiscal Year Ending June 30, 2008:
Fourth Quarter	$39.09	$31.22	$39.01	$31.90
Third Quarter	$35.00	$25.54	$34.96	$26.46
Second Quarter	$36.59	$25.60	$35.05	$25.52
First Quarter	$27.13	$17.52	$28.55	$18.65

Fiscal Year Ending June 30, 2007:
Fourth Quarter	$25.00	$21.10	$27.76	$22.44
Third Quarter	$24.34	$18.22	$28.31	$21.50
Second Quarter	$20.70	$17.41	$24.12	$19.73
First Quarter	$17.93	$12.86	$20.03	$14.66

On July 7, 2008, the closing price of our Common Shares on the NASDAQ was $31.38 per share, and on the TSX was Canadian $31.79 per share.

As at July 7, 2008, we had 70 shareholders of record holding our Common Shares of which 39 were U.S. shareholders.

Unregistered Sales of Equity Securities

None.

Dividend Policy

We have historically not paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchases

In Fiscal 2008, we did not repurchase any of our shares.

Stock Performance Graph and Cumulative Total Return

The following graph compares for each of the five fiscal years ended June 30, 2008, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	An index of companies in the internet and software services industry which is maintained by Hemscott, Inc. (herein referred to as the “Hemscott Index”);

•	the NASDAQ Market Index; and

•	the S&P/TSX Composite Index

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2003 as compared with the cumulative return on a $100 investment in the Hemscott Index, the NASDAQ Market Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective indices are assumed to be reinvested. The performance of our Common Shares, as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares.

The chart below provides information with respect to the value of $100 invested on June 30, 2003, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30,
	2003	2004	2005	2006	2007	2008
Open Text Corporation	100.0	225.44	100.07	102.05	153.78	226.86
Hemscott Index	100.0	155.94	126.38	129.14	161.41	154.25
NASDAQ Market Index	100.0	127.18	127.04	135.21	162.10	142.32
S&P/TSX Composite	100.0	124.49	146.77	175.52	215.34	299.79

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, the foregoing “Stock Performance Graph and Cumulative Total Return” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.

Canadian Tax Matters

Dividends

Under the 1980 U.S.-Canada Income Tax Convention (the “Convention”), a Canadian withholding tax of 15% applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of our Common Shares: who are resident in the U.S. for the purposes of the Convention; and who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed location in Canada.

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

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Income Data:
Revenue	$725,532	$595,664	$409,562	$414,828	$291,058

Net income	$53,006	$21,660	$4,978	$20,359	$23,298

Net income per share, basic	$1.04	$0.44	$0.10	$0.41	$0.53

Net income per share, diluted	$1.01	$0.43	$0.10	$0.39	$0.49

Weighted average number of Common Shares outstanding, basic	50,780	49,393	48,666	49,919	43,744

Weighted average number of Common Shares outstanding, diluted	52,604	50,908	49,950	52,092	47,272

	As of June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$1,434,676	$1,326,845	$678,035	$640,936	$668,655
Long-term liabilities	$491,980	$513,140	$57,108	$57,781	$57,971
Cash dividends per Common Share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2008, certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part 1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and our accompanying Notes to Consolidated Financial Statements (the “Notes”) under Item 8 of this Form 10-K.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 2,900 people worldwide.

In Fiscal 2008, we started the process of moving towards a “unified ECM suite” under the Open Text banner and Open Text’s corporate and product positioning has followed suit. This in turn has increased the emphasis on the Open Text ECM Suite and a global-based approach that we refer to as “One Voice, One Vision”. As a reflection of this new approach our annual world-wide user conference, (hitherto known as “LiveLinkUp”), has been rebranded and packaged, (in May 2008), as “Open Text Content World.” Open Text Content World is now our singular user conference for all product lineages as well as broader, industry-level attendance. Under the banner of Open Text Content World, we are continuing to execute on our strategy of “One Voice, One Vision” by conveying that our conference is a wide-reaching and multifaceted event, rather than an event dedicated to any one particular product or solution. In view of these changes we realigned our operating structure and now analyze our business as being part of one operating segment, which is the design, development, marketing and sales of ECM software.

Fiscal 2008 Milestones:

Significant milestones in Fiscal 2008 were as follows:

•	Total revenue increased by 21.8% on a year over year basis to $725.5 million.

•	License revenue increased to $219.1 million, equivalent to a 20.1% increase over Fiscal 2007.

•	Operating cash flows increased to $166.0 million, equivalent to a 49.7% increase over Fiscal 2007.

•	Overall cash balance increased by $104.9 million, equivalent to a 70.0% increase over Fiscal 2007

•	Non-scheduled prepayments totaling $60.0 million on our long-term debt were made in Fiscal 2008.

•

Open Text Content Services was introduced in October 2007, which allows Hummingbird customers access to archiving, records management, Microsoft SharePoint® and business process management tools, without costly migration.

•	A new office was opened in the Microsoft Partner Solution center in Redmond, Virginia, as part of our continued development of content management applications that extend Microsoft Technology.

•	Our commitment to deliver solutions that meet Europe’s new records management and software standard: MoReq2 was announced.

•

Certification was received for the “Federal Information Processing standard 140-2” which is a North American standard that accredits software and hardware for its cryptographic modules. This certification was received in connection with the Hummingbird Cryptographic Module. Cryptographic modules offer encryption and decryption algorithms which are used to protect information when it is stored and transferred.

•	Open Text was named as a leader in the “Forrester Wave™: Enterprise Content Management Suites report”, citing the strength of our core ECM functionality, and breadth of ECM offerings.

•

Livelink ECM—Extended Collaboration was introduced. Livelink ECM—Extended Collaboration provides our customers the means to collaborate effectively by combining a well-developed “knowledge repository” with project workspaces, polls, news channels, tasks and milestones.

•

RedDot, the Open Text “Web Solutions” Group, released its Microsoft Office SharePoint Server 2007 Document Management Integration, enabling organizations to expand the “Web visibility” of their Microsoft SharePoint document libraries securely to online media.

•

“Transactional Content Processing”, a fully integrated solution that will help enterprises manage high-volume, paper based business processes such as invoicing, order or claims processing was launched.

•	Open Text’s Artesia Digital Media Group unveiled Artesia DAM 6.8—the latest version of our “industry-leading” digital asset management software.

•

Open Text received the SAP® Pinnacle Award in the category of Software Solutions: Field Engagement. SAP Pinnacle Awards, we understand, are granted to a select few SAP partners that have excelled in developing their partnership with SAP by providing high-quality products, solutions and services to customers.

Enterprise Architecture Initiative:

In February 2008, we announced a significant initiative: the Enterprise Architecture initiative (EAI). While we have executed on many operational improvements during Fiscal 2008, none, we believe, is of the global magnitude and scope of the EAI.

The EAI intends to accomplish the following:

•	Analyze, optimize, and establish standard business processes on a global basis in order to achieve our strategic goals.

•	Deploy a single worldwide customer support infrastructure, with all support sites enabled to provide support capabilities to all products for all customers.

•	Provide a single login per individual customer contact to every authenticated Open Text customer-facing system.

•

Develop a common customer data model. This “model” will provide a complete picture to our customers, including their purchase history, contract terms, licensed products and units, trouble tickets, etc.

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry. We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

In Fiscal 2008, we purchased certain miscellaneous assets from a Canadian company in the amount of $2.2 million.

In Fiscal 2007, we made the following two acquisitions:

•	In October 2006, we completed the acquisition of Hummingbird Ltd. (“Hummingbird”), a Toronto-based, global provider of ECM solutions in an all cash deal for $412.5 million (net of cash acquired).

•	In March 2007, we acquired Momentum Systems Inc. (“Momentum”), an Arlington, Virginia-based company, with a history of serving the government sector, for $4.7 million in cash (net of cash acquired).

Acquisitions subsequent to June 30, 2008

On July 3, 2008, we announced the acquisition of a division of Spicer Corporation, a privately-held company based in Kitchener, Ontario, Canada. Total cash consideration paid for this acquisition was approximately $12.0 million. The division acquired specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics.

Additionally, on July 10, 2008 we announced the acquisition of eMotion LLC (“eMotion”), a business based in Seattle, Washington. eMotion specializes in managing and distributing digital media assets and marketing content and will help Open Text’s capabilities in the “niche” digital asset management market. Total cash consideration paid for this acquisition was approximately $5.0 million.

Both of these acquisitions are technically focused acquisitions that will complement our existing products and also expand our customer base. We will begin consolidating the financial results of both these acquisitions during the first quarter of Fiscal 2009.

Partners

We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, to deliver customer-focused solutions. Key partnership alliances of Open Text include Oracle©, Microsoft©, SAP©, Deloitte©, Accenture© and Hitachi©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continue to make significant progress with our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Business generated through areas like archiving, records management and compliance continue to be driven through our partners.

Our revenue from partners contributed approximately 35% of our license revenues in Fiscal 2008 compared to approximately 29% in Fiscal 2007.

Outlook for Fiscal 2009

We believe that we have a strong position in the ECM market and that the market for content solutions remains robust. We have a diversified “footprint”, in that more than 50% of our revenues are from outside of North America, which helps to insulate us from the “slowdown” currently being experienced in the U.S. economy. Also, slightly over 50% of our revenues are from maintenance revenues, which are a recurring source of income and as such, we expect this trend to continue, as historically our renewal rate for maintenance services is in excess of 90%. Additionally, our focus on compliance based products also helps insulate us from “downturns” in the macro- economic environment.

For Fiscal 2009, the “industry expectation” is that the overall ECM market will grow in the range of 8% to 13%, and we expect our license growth to be in line with the growth of the overall ECM market. We expect our revenue “mix” to be in the following ranges:

(% of total revenue)
License	30% to 35%
Customer support	45% to 50%
Services	20% to 25%

Our focus for Fiscal 2009 will be to:

•	continue growing license revenue; and

•	continue to focus on partner-influenced sales.

Quarterly Overview

The following table summarizes selected unaudited quarterly financial data for the past eight fiscal quarters:

	Fiscal 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$200,269	$178,762	$182,534	$163,967
Gross profit	137,367	122,081	123,194	110,159
Net income	$27,254	$7,267	$10,685	$7,800
Earnings per share:
Basic	$0.53	$0.14	$0.21	$0.16
Diluted	$0.51	$0.14	$0.20	$0.15

	Fiscal 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Total revenues	$175,196	$156,052	$163,261	$101,155
Gross profit	117,789	101,631	107,776	66,222
Net income	$8,229	$3,853	$2,277	$7,301
Earnings per share:
Basic	$0.16	$0.08	$0.05	$0.15
Diluted	$0.16	$0.08	$0.04	$0.15

Quarterly revenues and expenses are impacted by a number of external factors including the timing of large transactions, timing of budget approvals of our customers, acquisitions, seasonality of economic activity and to some degree the timing of capital spend by our customers.

FISCAL 2008 COMPARED TO FISCAL 2007

Results of Operations

The following table presents an overview of our results of operations:

(in thousands)	2008	2007	Change from Fiscal 2008-2007
Total revenues	$725,532	$595,664	$129,868
Total cost of revenues	232,731	202,246	30,485

Gross profit	492,801	393,418	99,383
Operating expenses	392,422	342,492	49,930

Income from operations	100,379	50,926	49,453
Other income (expense), net, interest income (expense) net, income taxes and minority interest	(47,373)	(29,266)	(18,107)

Net income	$53,006	$21,660	$31,346
Gross margin	67.9%	66.0%	N/A
Gross margin before amortization of acquired technology intangible assets	73.6%	72.1%	N/A

Immediately upon the acquisition of Hummingbird, we restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned and all back office functions such as accounting and information technology were consolidated to manage the combined operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and many next levels of management personnel were terminated, and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is, we believe, not meaningful and therefore not articulated within this discussion and analysis.

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	2008	2007	Change/ increase (decrease)
License	$219,103	$182,507	36,596
Customer support	363,580	287,570	76,010
Services	142,849	125,587	17,262

Total	$725,532	$595,664	129,868

(% of total revenue)	2008	2007
License	30.2%	30.6%
Customer support	50.1%	48.3%
Services	19.7%	21.1%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2008	2007	Change/ increase (decrease)
North America	$338,508	$279,185	59,323
Europe	350,094	286,981	63,113
Other	36,930	29,498	7,432

Total	$725,532	$595,664	129,868

% of total revenue	2008	2007
North America	46.7%	46.9%
Europe	48.2%	48.2%
Other	5.1%	4.9%

Total	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $36.6 million primarily as the result of increased revenues from our European operations and the impact of increased partner influenced sales. Of the total growth achieved, Europe accounted for 53.4% of the increase, while North America contributed to 40.8% of the increase and the “Other” geographic area contributed to the rest.

License revenue was favorably impacted as a result of growth in partner-influenced license revenue. For Fiscal 2008, approximately 35% of our license revenue came from partner-influenced transactions versus approximately 29% in Fiscal 2007.

Overall, our average license transaction size (for sales in excess of $75,000) went up in Fiscal 2008 compared to Fiscal 2007 as set out in the table below.

Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008	$300,000	$290,000	$240,000	$220,000
2007	$220,000	$240,000	$190,000	$260,000

In addition, in Fiscal 2008 we had 19 individual license transactions of $1.0 million or greater, compared to 8 such transactions in Fiscal 2007.

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

Customer support revenues increased by approximately $76.0 million primarily as the result of growth from our North America operations. Of the total growth achieved, North America accounted for 51.6% of the increase, while Europe contributed 43.1% of the increase and the Other geographic area contributed the rest.

Service Revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenue increased by approximately $17.3 million primarily as the result of growth from our European operations. Of the total growth achieved, Europe accounted for 61.4% of the increase, while North America contributed 31.0% of the increase and the Other geographic area contributed the rest.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2008	2007	Change/ increase (decrease)
License	$15,415	$13,652	1,763
Customer Support	58,764	46,433	12,331
Service	117,037	105,955	11,082
Amortization of acquired technology intangible assets	41,515	36,206	5,309

Total	$232,731	$202,246	30,485

Gross Margin	2008	2007
License	93.0%	92.5%
Customer Support	83.8%	83.9%
Service	18.1%	15.6%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased slightly by $1.8 million primarily due to an increase in direct costs associated with increased license revenues for Fiscal 2008. Overall gross margin on cost of license revenue has remained stable at approximately 93%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $12.3 million primarily due to an increase in direct costs associated with increased customer service revenues for Fiscal 2008. Overall gross margin on customer support revenue has remained stable at approximately 84%.

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

Cost of service revenues increased by $11.1 million primarily due to increased costs associated with increased service revenues for Fiscal 2008. Overall gross margin on service revenue has improved over Fiscal 2007, as a result of improved execution of billable utilization and longer term assignments.

Amortization of acquired technology intangible assets increased by $5.3 million primarily due to the full year impact of the amortization of acquired technology assets acquired as part of the Hummingbird acquisition. These acquired technology assets, in the amount of $159.2 million, are being amortized over a period of 7 years.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2008	2007	Change/ increase (decrease)
Research and development	$105,894	$79,102	$26,792
Sales and marketing	174,185	150,958	23,227
General and administrative	69,985	61,092	8,893
Depreciation	12,017	13,846	(1,829)
Amortization of acquired customer intangible assets	30,759	24,586	6,173
Special charges (recoveries)	(418)	12,908	(13,326)

Total	$392,422	$342,492	$49,930

(in % of total revenue)	2008	2007
Research and development	14.6%	13.3%
Sales and marketing	24.0%	25.3%
General and administrative	9.6%	10.3%
Depreciation	1.7%	2.3%
Amortization of acquired customer intangible assets	4.2%	4.1%
Special charges (recoveries)	(0.1)%	2.2%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $26.8 million due to an increase in direct labour and labour-related benefits and expenses of $17.6 million. The remaining increase is the result of an In-Process Research and Development expense of $0.5 million relating to our Hummingbird acquisition, the full year impact of the Hummingbird acquisition of $4.1 million, consulting fees of $1.2 million, travel expenses of $1.3 million and the remainder due to an increase in office, overhead and miscellaneous expenses.

In Fiscal 2009 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $23.2 million due to an increase in direct labour and labour-related benefits and expenses of $17.1 million. The remaining increase is the result of an increase in travel expenses of $1.4 million, marketing expenses of $2.3 million and the remainder due to an increase in office, overhead and miscellaneous expenses.

In Fiscal 2009 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and separate public company costs.

General and administrative expenses increased by $8.9 million due to an increase in direct labour and labour-related benefits and expenses of $6.1 million. The remaining increase is the result of an increase in consulting expenses of $1.7 million and office, overhead and miscellaneous expenses of $1.1 million.

In Fiscal 2009 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Depreciation expenses decreased slightly by $1.8 million as the result of certain capital assets being fully depreciated during Fiscal 2008.

Amortization of acquired intangible customer assets increased by $6.2 million in Fiscal 2008 compared to Fiscal 2007 primarily due to the full year impact of amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition, and these are being amortized over a period of 7 years.

Special charges (recoveries) typically relate to monies that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets and other non-recurring charges. Generally, we implement such plans in the context of streamlining existing Open Text operations that get impacted by significant acquisitions (such as Hummingbird). Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges. Restructuring plans relating to legacy employee workforce reduction and abandonment of legacy excess facilities of the acquired company are not included within Special charges, but are accounted for as part of the cost of the acquisition, unless such charges relate to additional accruals recorded after the purchase price allocation period. (See Note 9 for more details).

The reduction in Special charges in Fiscal 2008 compared to Fiscal 2007 is due to the fact that the major actions connected to our “Fiscal 2007 Restructuring Plan” were already complete as of the end of our Fiscal 2007 and we did not implement any new restructuring plans during Fiscal 2008.

For more details on Special charges (recoveries), see Note 17.

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt obtained in October 2006, (the “term loan”), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. In addition, as required by the lenders of the term loan, we also entered into an interest rate collar (the “collar”) which enclosed the floating portion of our interest rate obligations associated with a portion of the term loan, within an upper limit of 5.34% and a lower limit of 4.79%. We account for the collar as a derivative instrument that is marked to market, with the changes in fair value being charged to interest expense in the period to which such changes relate. This change in value is the “theoretical” or unrealized (gain)/loss on the interest rate collar and reflects the change in the fair value of the collar between reporting periods.

Throughout Fiscal 2008, interest rates have been declining; while this has favorably impacted our cash interest payments, it has also significantly increased the negative fair value of our collar, (as the valuation of the collar is influenced by current and expected future interest rates). It is important to note, however, that as the collar approaches maturity (in December 2009) the negative fair value that is being seen now will eventually “unwind” and the value of the collar will trend back up to “nil” or even a positive value if interest rates start moving upwards. If interest rates continue to move downwards we will likely have to continue to make cash payments on the collar, equivalent to the difference between the lower range of the collar and LIBOR applied to the hedged portion of the term loan.

To date, since entering into the agreement, we have made net payments of $784,000 on the collar. We expect to make a payment of $763,000 on the collar in the first quarter of Fiscal 2009. Although we are not able to predict future changes in the fair value of the collar with certainty, or the amount that we expect to pay or receive in future quarters, we expect to see its fair value approach nil as the collar approaches its contractual maturity.

Net interest expense increased by $2.6 million primarily due to (i) an increase in the unrealized loss on the fair value of the collar of $3.6 million, (ii) an increase in the amount paid on the collar of $800,000, (iii) an increase in tax-related interest expense of $700,000 and (iv) an increase in amortization of debt issuance costs of $400,000. These increases were offset by higher interest income earned of $2.1 million, as the result of a larger pool of investable cash in the current fiscal year and lower interest paid on the long-term debt of $1.3 million. The remaining increase in interest expense is due to miscellaneous items.

For more details on interest expenses see Note 10 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Income taxes

We recorded a tax provision of $23.0 million in Fiscal 2008 compared to $10.3 million during Fiscal 2007. Our effective tax rate has remained relatively stable at 30.1% in Fiscal 2008 versus 31.9% in Fiscal 2007. The slight decrease in our effective tax rate in Fiscal 2008 versus the preceding Fiscal year is in part due to higher taxable income in jurisdictions with a tax rate lower than the Canadian statutory rate and in part due to the use of deferred tax assets which had a valuation allowance recorded against it in the prior year.

Our deferred tax assets totaling $73.3 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $114.8 million is primarily made up of three components. The first component relates to $99.1 million arising from acquired identifiable intangible assets. The second component of $0.9 million relates primarily to deferred credits arising from non capital losses and undeducted scientific research and development experimental expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The third component of $4.3 million relates to deferred tax liability arising from investment tax credits. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $162.5 million is required in respect of our deferred income tax assets as at June 30, 2008. (A valuation allowance of $168.1 million was required for the deferred income tax assets as at June 30, 2007). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the current and prior years. In order to fully utilize the recognized deferred income tax assets of $73.3 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $262.0 million. Based on our current projection of taxable income for the periods in the jurisdictions in which the deferred income tax assets are deductible, it is more likely than not that we will realize the benefit of the recognized deferred income tax assets as of June 30, 2008.

Liquidity and Capital Resources

Cash flows provided by operating activities

Cash flows from operating activities increased by $55.1 million in Fiscal 2008 due to an increase in net income of $31.3 million, an increase in non-cash adjustments of $9.1 million, and an increase in operating assets and liabilities of $14.7 million.

The increase in non cash adjustments was primarily due to an increase in depreciation and amortization of $9.7 million, largely as the result of the full year impact of the Hummingbird acquisition, and an increase in the unrealized loss on the fair value of our collar by $3.6 million, as the result of decreasing interest rates in Fiscal 2008. These increases were offset by an increase in deferred tax recoveries of $5.2 million. The remaining increase in non-cash adjustments relates to miscellaneous items.

The increase in operating assets and liabilities of $14.7 million is primarily due to higher deferred revenue balances in the amount of $20.0 million and an increase in taxes payable of $20.9 million. The increase in deferred revenues is on-account of higher cash collections from a larger customer base. These increases were offset by an increase in accounts receivable of $16.7 million and a reduction of accounts payable of $5.3 million. The increase in accounts receivable is due to the overall increase in revenue. The remaining movement in operating assets and liabilities is due to miscellaneous changes in prepaid expenses, other current assets and other assets.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions. In the aftermath of our more significant acquisitions, such as IXOS and Hummingbird, we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired company. These plans are recognized in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities. In addition, we are still in the process of acquiring the remaining minority interest of IXOS. In relation to this, we saw a lower level of purchases during Fiscal 2008 versus Fiscal 2007 as a result of the IXOS squeeze out process continuing to be litigated against by the minority interest shareholders. (See Note 13 for a more detailed discussion of the “Squeeze Out” process).

In Fiscal 2008, cash flows used in investing activities were lower by $407.9 million. This reduction in spending was due to $2.2 million having been spent on acquisitions during Fiscal 2008 compared to $385.6 million and $4.1 million having been spent on the Hummingbird and Momentum acquisitions, respectively, in Fiscal 2007. In addition we spent $1.2 million less on additional purchase consideration relating to prior period acquisitions, inclusive of a reduction in purchase of the IXOS minority interest in Fiscal 2008. We also expended $20.8 million less on acquisition-related accruals due to the trailing off of these payments and the fact that we did not make significant acquisitions (comparable to the Hummingbird or IXOS acquisitions) in Fiscal 2008. Finally, we also saw a slight increase in capital asset purchases in the amount of approximately $1.6 million during Fiscal 2008.

As discussed above, in accordance with the accounting rules for setting up acquisition-related accruals, we set up accruals in the amount of $36.7 million relating to an exit plan for workforce reductions of legacy Hummingbird employees and abandonment of legacy Hummingbird facilities. During Fiscal 2008 we made cash payments of approximately $10.0 million relating to these accruals. We expect to make the balance of the payments related to work force reductions by the end of Fiscal 2009.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from the issuance of shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares. During Fiscal 2007 we significantly increased our long-term debt borrowing (see discussion under “Long-term Debt and Credit Facilities” in the next section of this MD&A), in connection with our acquisition of Hummingbird.

During Fiscal 2008, cash flow from financing activities was lower by $413.0 million primarily due to the fact that we did not enter into any new or additional long-term debt arrangements during the year.

Long-term Debt and Credit Facilities

On October 2, 2006, we acquired a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of the term loan facility in the amount of $390.0 million and a

$75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. The credit agreement is guaranteed by us and certain of our subsidiaries. (See Note 10 for details relating to an additional, non significant, financing arrangement).

Term loan

The term loan has a seven-year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date we have made total prepayments of $90.0 million of the principal on the term loan, including prepayments of $60.0 million in Fiscal 2008. These payments have reduced the current quarterly principal payment to approximately $748,000.

As of June 30, 2008, the carrying value of the term loan was $294.0 million and we are in compliance with all loan covenants relating to this facility.

As discussed earlier in the “Net Interest Expense” section above, we have limited our exposure to the floating rate portion of the interest rate on the term loan, by entering into a three-year interest-rate collar that has the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of June 30, 2008, in accordance with the contractual terms and conditions of the term loan agreement, the hedged portion of the loan was reduced to $150.0 million.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of June 30, 2008, and thus far, we have not borrowed any amounts under the revolver. During Fiscal 2008, we obtained a demand guarantee in the amount of Euro 11.1 million. See Note 13 for details.

Building held for sale

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an asset “held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during Fiscal 2009. As of June 30, 2008 the fair value of the building was estimated to be, and recorded, at $5.6 million.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$416,297	$25,055	$61,242	$46,049	$283,951
Operating lease obligations *	86,933	26,856	38,109	7,424	14,544
Purchase obligations	4,632	2,643	1,844	145	—

	$507,862	$54,554	$101,195	$53,618	$298,495

*	Net of $5.5 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

Rental expense of $16.1 million, $13.5 million and $11.3 million was recorded during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

The long-term debt obligations are comprised of interest and principal payments on our $390.0 million term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario. See Note 10.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. We recorded no impairment charge for long-lived assets during the year ended June 30, 2008, $697,000 during the year ended June 30, 2007 and $1.0 million during the year ended June 30, 2006 (see Note 17 for more details).

Acquired intangibles

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. We amortize acquired technology over its estimated useful life on a straight-line basis.

Customer relationships represent relationships that we have with customers of the acquired companies and are either based upon contractual or legal rights or are considered separable; that is, capable of being separated from the acquired entity and being sold, transferred, licensed, rented or exchanged. These customer relationships are initially recorded at their fair value based on the present value of expected future cash flows. We amortize customer relationships on a straight-line basis over their estimated useful lives.

We continually evaluate the remaining estimated useful life of our intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, we do not amortize goodwill. We performed, in accordance with SFAS 142, our annual impairment analysis of goodwill as of April 1, 2008. The analysis indicated that there was no impairment of goodwill in any of our reporting units.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2008 and 2007.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

We record product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

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

Long-term sales contracts

During Fiscal 2008 we entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by SOP 97-2, we recognize revenue from such arrangements in accordance with the contract accounting guidelines in SOP 81-1, “Accounting for Performance of Construction-Type Contracts” (“SOP 81-1”) after evaluating for separation of any non-SOP 81-1 elements in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.

When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (“POC”) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the loss will be recognized immediately.

When circumstances exist that prevent us from making reasonably dependable estimates of contract revenues, we account for sales under such long-term contracts using the completed contract method.

Sales to resellers and channel partners

We execute certain sales contracts through resellers and distributors (collectively, “resellers”) and also large, well-capitalized partners such as SAP AG and Accenture Inc. (collectively, “channel partners”).

We recognize revenue relating to sales through resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenue to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

We recognize revenue relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, “the documentation”) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenue in a period subsequent to the period in which the channel partner completes the sale to the end user.

Rights of return and other incentives

We do not offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives.

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

On July1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We did not recognize an increase in our net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption of FIN 48. Upon adoption of FIN 48, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 16 for more details).

Fair value of financial instruments

Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

The fair value of our total long-term debt approximates its carrying value.

Financial instruments and hedge accounting

We follow the provisions of FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether the derivative is part of a hedge transaction and meets specific hedge accounting criteria. Refer to Note 10 for details relating to the accounting for financial instruments and hedging activities.

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.

We record restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, “Accounting for Post Employment Benefits” (“SFAS 112”). SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements. In accordance with SFAS 112, we record such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of our policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Share-based payment

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB, SFAS123 (Revised 2004) and “Share-Based Payment” (“SFAS 123R”), using the modified prospective transitional method. Previously, we had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

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

We measure share-based compensation costs on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known.

Refer to Note 11 for details of stock options and share-based compensation costs recorded during the year ended June 30, 2008.

New Accounting Standards

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for us beginning July 1, 2009 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) which enhances the disclosure requirements under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009 and early adoption is permitted. We are currently assessing the impact that the adoption of SFAS 161 will have on the disclosures within our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the impact that the adoption of SFAS 160 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for us beginning July 1, 2008. The adoption of SFAS 159 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for us beginning July 1, 2008 and FSP 157-2 delays the effective date to July 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

FISCAL 2007 COMPARED TO FISCAL 2006

Results of Operations

The following table presents an overview of our results of operations:

(in thousands)	2007	2006	Change from Fiscal 2007-2006
Total revenues	$595,664	$409,562	$186,102
Total cost of revenues	202,246	142,473	59,773
Gross profit	393,418	267,089	126,329
Operating expenses	342,492	254,138	88,354
Income from operations	50,926	12,951	37,975
Other income (expense), net, interest income (expense) net, taxes and minority interest	(29,266)	(7,973)	(21,293)
Net income	$21,660	$4,978	$16,682
Gross margin	66.0%	65.2%	N/A
Gross margin before amortization of acquired technology intangible assets	72.1%	69.8%	N/A

Immediately upon the acquisition of Hummingbird, we restructured both Hummingbird and pre-acquisition Open Text operations into one combined organization. Sales forces were aligned and all back office functions such as accounting and information technology were consolidated to manage the combined operations. Our research and development teams quickly prepared integration code to combine products and features between previous Hummingbird and Open Text products. Most former Hummingbird executive management and many next levels of management personnel were terminated, and primarily Open Text management assumed all responsibilities for sales, service, research and development, and general and administrative activities. In view of the shared resources, single line management and combined operations, presentation of the results of operations of Open Text and Hummingbird separately is, we believe, not meaningful and therefore not articulated within this discussion and analysis.

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	2007	2006	Change/ increase (decrease)
License	$182,507	$122,520	$59,987
Customer support	287,570	183,878	103,692
Services	125,587	103,164	22,423

Total	$595,664	$409,562	$186,102

(% of total revenue)	2007	2006
License	30.6%	29.9%
Customer support	48.3%	44.9%
Services	21.1%	25.2%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2007	2006	Change/ increase (decrease)
North America	$279,185	$197,852	$81,333
Europe	286,981	189,260	97,721
Other	29,498	22,450	7,048

Total	$595,664	$409,562	$186,102

% of total revenue	2007	2006
North America	46.9%	48.3%
Europe	48.2%	46.2%
Other	4.9%	5.5%

Total	100.0%	100.0%

License Revenue increased by approximately $60.0 million primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in Fiscal 2007, Europe accounted for 59.7% of the increase, followed by North America, which added 35.6% and the Other geographic area contributed approximately 4.7% of the overall growth in license revenue.

Customer Support Revenue increased by approximately $103.7 million primarily as the result of growth from our North American operations and the accretive impact of Hummingbird. Of the total growth achieved in Fiscal 2007, North America accounted for 50.0% of the increase, followed by Europe, which contributed 46.3% and the Other geographic area provided for the remaining growth in customer support revenue.

Service Revenue increased by approximately $22.4 million primarily as the result of growth from our European operations and the accretive impact of Hummingbird. Of the total growth achieved in Fiscal 2007, Europe accounted for 63.7% of the increase, followed by North America, which added 34.7% and the remaining Other geographic area contributed to the rest of the overall growth in service revenue.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2007	2006	Change/ increase (decrease)
License	$13,652	$11,196	$2,456
Customer Support	46,433	28,908	17,525
Service	105,955	83,469	22,486
Amortization of acquired technology intangible assets	36,206	18,900	17,306

Total	$202,246	$142,473	59,773

Gross Margin	2007	2006
License	92.5%	90.9%
Customer Support	83.9%	84.3%
Service	15.6%	19.1%

Cost of license revenue increased by $2.5 million as a direct correlation to the total increase in license revenues for Fiscal 2007 due to, primarily, higher product distribution costs of $2.2 million. Overall gross margin on cost of license revenue has remained stable as our overall cost structure remained relatively unchanged.

Cost of customer support revenues increased by $17.5 million primarily due to an increase in employee headcount from 255 employees at the end of Fiscal 2006 to 463 employees at the end of Fiscal 2007 and direct costs associated with increased customer service revenue. Overall gross margin on cost of customer support revenue has remained stable over Fiscal 2007 and Fiscal 2006 as our overall cost structure has remained relatively unchanged.

Cost of service revenues increased by $22.5 million primarily due to an increase in employee headcount from 482 employees at the end of Fiscal 2006 to 556 employees at the end of Fiscal 2007 and direct costs associated with increased service revenue. Gross margins decreased in Fiscal 2007 compared to Fiscal 2006 as a result of increased combined entity costs.

Amortization of acquired technology intangible assets increased by $17.3 million due to the nine months’ amortization of technology assets acquired as part of the Hummingbird acquisition. Technology assets in the amount of $159.2 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2007	2006	Change/ increase (decrease)
Research and development	$79,102	$58,469	$20,633
Sales and marketing	150,958	104,225	46,733
General and administrative	61,092	44,960	16,132
Depreciation	13,846	11,103	2,743
Amortization of acquired customer intangible assets	24,586	9,199	15,387
Special charges (recoveries)	12,908	26,182	(13,274)

Total	$342,492	$254,138	$88,354

(in % of total revenue)	2007	2006
Research and development	13.3%	14.3%
Sales and marketing	25.3%	25.4%
General and administrative	10.3%	11.0%
Depreciation	2.3%	2.7%
Amortization of acquired customer intangible assets	4.1%	2.2%
Special charges (recoveries)	2.2%	6.4%

Research and development expenses increased by $20.6 million predominantly due to an increase in headcount of 253 employees. The additional headcount resulted in an increase of direct labour expenses of approximately $11.0 million and an increase in labour-related benefits and expenses of approximately $4.3 million. $3.4 million of integration costs and a remaining increase of $1.9 million is the result of miscellaneous increases.

Sales and marketing expenses increased by $46.7 million predominantly due to an increase in headcount of 181 employees. The additional headcount resulted in an increase in direct labour expenses of approximately $12.9 million and an increase in labour-related benefits and expenses of approximately $6.2 million. In addition the other major items that contributed to the increase are higher sales commissions of $5.2 million arising on account of a larger combined sales force and increased revenues, increased travel expenses of $2.9 million and an accretion in other sales related direct costs making up the difference.

General and administrative expenses increased by $16.1 million mainly as a result of an increase in headcount of 94 employees. The additional headcount resulted in an increase in direct labour expenses of approximately $6.3 million and an increase in labour-related benefits and expenses of approximately $2.2 million. The remaining increase in general administrative expenses related to miscellaneous operating activities associated with the expanded scale of the business.

Depreciation expenses increased due to additions in capital assets relating to the Hummingbird acquisition and miscellaneous “normal course” additions to capital assets.

Amortization of acquired intangible assets increased by $15.4 million due to the nine months’ amortization of customer assets acquired as part of the Hummingbird acquisition. Customer assets in the amount of $139.8 million were acquired as part of the Hummingbird acquisition and these are being amortized over a period of 7 years.

Special charges (recoveries)

Fiscal 2007 Restructuring Plan

In December 2006, in the immediate aftermath of the Hummingbird acquisition, we commenced restructuring activities to streamline the operations of the legacy Open Text activities. This streamlining involved primarily work force reductions and consolidation of excess facilities. This is separate, in accounting terms, from the initiative to restructure legacy Hummingbird activities (discussed in the “Liquidity and Capital Resources” section). In Fiscal 2007 we incurred a total cash outlay of $5.2 million relating to this plan.

Accretion of acquisition-related facility accrual

In June 2007, based upon our review of our estimates of our future sub-lease income, which are embedded in our estimate of accruals for excess facility obligations, we reduced our original estimate for future sub-lease income relating to an excess facility we acquired as part of the IXOS acquisition. The subject facility is a relatively large facility located outside Munich, Germany, (in a town called Grasbrunn), measuring approximately 18,000 square meters. The relatively large size severely impacted our ability to further sub-lease the facility and, in combination with a real estate vacancy rate in Grasbrunn of 25% (compared to 7% in the Greater Munich Area), caused us to review the original estimate of the sub-lease income critically.

In accordance with the accounting rules relating to accounting for acquisitions, the original acquisition-related accrual for this facility was reduced by an estimate for future sub-lease income. These rules also require that any accretions to the original estimate, occurring one year after the date of the acquisition, be charged to operating expenses in the period in which such accretions are determined. As the IXOS acquisition occurred in March 2004, we have, accordingly, included an amount of $6.2 million within Special charges in Fiscal 2007, on account of the revision of our original estimate of sub-lease income.

In addition to the above mentioned factors the additional “trigger” events that caused us to increase the estimate of accrual and reduce the estimate of sub-lease income were as follows:

•	The time remaining to lease the facility:

•

The lease for this facility expires on March 31, 2011. The necessary timeframe to complete a sublet transaction, regardless of its size, can be anywhere between twelve to thirty six months (including contract negotiation, construction of leasehold improvements and moving before any sublet revenue is realized) and consequently the relatively short timeframe remaining between today and March 2011 is adversely affecting our ability to attract sub-tenants.

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

Based upon the above factors, and an analysis of the relative probability of various potential sub-lease scenarios that could occur, our best estimate of the potential impact of the reduction in the original estimate of sub-lease income was determined to be $6.2 million, which was charged to the operating expenses of Fiscal 2007. We will review this estimate on a quarterly basis and either accrete or reduce the accrual as necessary during future fiscal periods, up to the end of the lease in March 2011.

Impairment of intangible assets

During the year ended June 30, 2007 and 2006, impairment charges of $697,000 and $1.0 million, respectively, were recorded relating to a write-down of certain intellectual property in North America. The intellectual property represents the fair value of acquired technology from the Corechange acquisition which closed in the 2003 Fiscal year. The triggering event that gave rise to the impairments was a shift in the marketing and development strategy associated with the intellectual property and our assessment of the acquired technology relative to its product lifecycle. The impairments were measured as the excess of the carrying amount over the discounted projected future net cash flows. For more details on Special charges (recoveries), see Note 17.

Net interest expense

Net interest expense increased by $21.8 million predominantly due to the interest expense incurred on the long-term debt acquired during Fiscal 2007 to partially finance the Hummingbird acquisition.

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

Our deferred tax assets totaling $72.3 million are based upon available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon us generating income in the tax jurisdictions in which such losses or deductions arose. The recognized deferred tax liability of $121.6 million is primarily made up of four components. The first component relates to the net addition of the deferred tax liability associated with Hummingbird’s identifiable intangible assets of $101.6 million. The second component relates to $12.9 million arising from other acquired identifiable intangible assets. The third component of $1.6 million relates primarily to deferred credits arising from non-capital losses and undeducted scientific research and experimental development expenditures acquired at a discount on asset acquisitions, which will be included in income as they are utilized. The fourth component of $1.9 million relates to a deferred tax liability arising from investment tax credits. We record a valuation allowance against deferred income tax assets when we believe it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we have determined that a valuation allowance of $168.1 million is required in respect of our deferred income tax assets as at June 30, 2008. (A valuation allowance of $127.5 million was required for the deferred income tax assets as at June 30, 2006). This valuation allowance is primarily attributable to valuation allowances set up based on losses incurred in the current and prior years. In order to fully utilize the recognized deferred income tax assets of $72.3 million, we will need to generate aggregate future taxable income in applicable jurisdictions of approximately $223.9 million.

Liquidity and Capital Resources

Cash flows provided by operating activities

Cash flows provided by operating activities increased by $50.1 million in Fiscal 2007 due to an increase in net income of $16.7 million, an increase in non cash adjustments of $16.5 million and an increase in operating assets and liabilities of $16.9 million. The increase in non cash adjustments of $16.5 million was primarily due to increased depreciation and amortization of $35.4 million relating to intangible assets and capital assets acquired on account of Hummingbird, and offset by the following: i) a deferred tax recovery relating to the amortization of acquired intangible assets of $14.8 million, ii) a reduction of asset impairments of $4.2 million, and iii) miscellaneous items. The increase in operating assets and liabilities of $16.9 million is primarily due to higher accrued liabilities and accounts payable in the amount of $9.4 million and increased deferred revenue balances of $8.5 million; both these increases are largely due to the increased scale of operations resulting from the Hummingbird acquisition. The rest of the change is due to the offsetting impacts of miscellaneous items of working capital.

Net cash used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions. In addition, in the aftermath of our more significant acquisitions, such as IXOS and Hummingbird, we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired company. These plans are set up in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities.

Net cash used in investing activities increased by approximately $381.5 million in Fiscal 2007. This increase was primarily due to incremental payments made for the Hummingbird acquisition in the amount of $365.3 million, purchase of Momentum for $4.1 million, payments for acquisition-related accruals of $32.3 million, offset by reduced spending on capital assets of $14.0 million and other miscellaneous reductions in investing activities.

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

Net cash provided by financing activities

Net cash provided by financing increased by approximately $344.1 million in Fiscal 2007 primarily due to a net increase in long-term debt of $344.0 million and proceeds from the issuance of shares under our stock option and employee share purchase plans of $7.2 million. The overall increase was offset by $7.4 million of debt issuance costs.

The increase in long-term debt is on account of a seven-year debt facility obtained from a Canadian chartered bank in the amount of $390.0 million against which we incurred $7.4 million of debt issuance costs.

Long-term Debt and Credit Facilities

Term loan

As of June 30, 2007, the carrying value of the term loan was $357.2 million and we were in compliance with all loan covenants relating to this facility, at that date. During Fiscal 2007 we made a prepayment of $30.0 million.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver during Fiscal 2007.

Building held for sale

As of June 30, 2007 the fair value of the building held for sale was estimated to be and recorded at $5.6 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of June 30, 2008. As of June 30, 2008 we had an outstanding balance of $294.0 million on this loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of June 30, 2008, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of June 30, 2008 is outstanding for the entire period.

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

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of June 30, 2008, this balance represented approximately 68% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 7%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S, are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Swiss Francs and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

Item 8.	Financial Statements and Supplementary Data

The response to this Item 8 is incorporated by reference from Part IV, Item 15, of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Securities Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed our ICFR as of June 30, 2008, the end of our fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our ICFR was effective as of June 30, 2008.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our ICFR will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any evaluation of prospective control effectiveness, with respect to future periods, is subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(C) Attestation Report of the Independent Registered Public Accounting Firm

On July 25, 2007, the SEC approved Public Company Accounting Oversight Board Auditing Standard No. 5 (“AS 5”), which replaces Auditing Standard No. 2 (“AS 2”) as guidance for conducting an audit of ICFR. The standard must be used for all audits of internal controls performed in conjunction with financial statement audits with fiscal years ending on November 15, 2007 or later. KPMG LLP, an independent Registered Public Accounting Firm, has issued a report under AS 5 which includes a report on the effectiveness of our ICFR. See Item 8 of this Annual Report on Form 10-K.

(D) Changes in ICFR

As a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information

None.

PART III

Item	10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our directors and executive officers as of August 1, 2008.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins Ontario, Canada	48	Executive Chairman and Chief Strategy Officer

John Shackleton Illinois, USA	61	President and Chief Executive Officer

Randy Fowlie (2)(3) Ontario, Canada	48	Director

Brian Jackman (2)(3) Illinois, USA	67	Director

Ken Olisa (1)(3) London, UK	56	Director

Stephen J. Sadler Ontario, Canada	57	Director

Michael Slaunwhite (2) Ontario, Canada	47	Director

Gail Hamilton (1) Texas, USA	58	Director

Paul McFeeters Ontario, Canada	53	Chief Financial Officer

M William Forquer Ohio, USA	50	Executive Vice President and President, Defined Markets and Corporate Marketing

Kirk Roberts Ontario, Canada	47	Corporate Executive Vice President and President, Livelink Enterprise Content Management Division

John Wilkerson Illinois, USA	52	Executive Vice President, Global Sales, Services and Support

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

P. Thomas Jenkins is Executive Chairman and Chief Strategy Officer of Open Text Corporation based in Waterloo, Ontario, Canada. He has served as a Director of Open Text since December 1994 and as its Chairman since June 30, 1998 and most recently as its Executive Chairman since June 30, 2005. From July 1994 to July 1997 Mr. Jenkins was President of Open Text and from July 1997 until July 2005, Mr. Jenkins served as Chief Executive Officer of Open Text. Mr. Jenkins was appointed Chief Strategy Officer of Open Text in August 2005 and currently serves in that capacity. From December 1986 until June 1994, Mr. Jenkins held several executive positions with DALSA Inc., an electronic imaging manufacturer based in Waterloo, Ontario, Canada. Prior to these positions, Mr. Jenkins was employed in a variety of technical and managerial capacities at a variety of information technology based companies in Canada. In addition to his Open Text responsibilities, Mr. Jenkins is currently a member of the board of BMC Software, Inc. a software corporation based in Houston, Texas. He is also an appointed member of the Government of Canada’s Competition Policy Review Panel and an appointed member of the Social Sciences and Humanities Research Council of Canada. Mr. Jenkins received an M.B.A. in entrepreneurship & technology management from Schulich School of Business at York University, an M.A.Sc. in electrical engineering from the University of Toronto and a B.Eng. & Mgt. in Engineering Physics and Commerce from McMaster University.

John Shackleton has served as a director of Open Text since January 1999 and as the President and Chief Executive Officer of Open Text since July 2005. Mr. Shackleton has more than thirty years of software and services management experience, which includes IT, consulting, product development and sales management roles. Mr. Shackleton joined Open Text from Platinum Technologies, Inc., where he was President of the Platinum Solutions Division from July 1996 to July 1998. This division provided consulting services to Global 2000 customers. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase Inc., and served as Vice President of Worldwide Consulting at View Star Corporation, a document management imaging company.

Randy Fowlie has served as a director of Open Text since March 1998. Mr. Fowlie has been a private consultant since July 2006. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Leitch Business Unit (of Harris Broadcast Communications Division), a public software and hardware company which acquired Inscriber Technology Corporation in January 2005. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation, a computer software company, and from February 1998 to June 1999, Mr. Fowlie was the Chief Financial Officer thereof. Prior thereto, Mr. Fowlie was a partner with KPMG Chartered Accountants, where he worked from 1984. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant.

Brian Jackman has served as a director of Open Text since December 2002. Mr. Jackman is the President of the Jackman Group Inc., a private consulting firm he founded in 2005. Mr. Jackman also serves as a director of PC-TEL Inc., and Keithley Instruments. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice President, President, Global Systems and Technologies and as a member of the board of directors of the company. Mr. Jackman received a B.A from Gannon University and an M.B.A from The Pennsylvania State University.

Ken Olisa has served as a director of Open Text since January 1998. Mr. Olisa is the founder and Chairman of Restoration Partners, a boutique technology merchant bank, which was launched in 2006. Prior thereto Mr. Olisa was Chairman and CEO of Interregnum Plc, a publicly traded U.K. technology merchant bank, which he founded in 1992. After working for IBM from 1974 to 1981, Mr. Olisa held various positions with Wang Laboratories Inc. between 1981 and 1992, most recently as Senior Vice President and General Manager, Europe, Africa and Middle East. Mr. Olisa is a director of the Thompson Reuters Group and of Eurasian Natural Resources Company, and of several private information technology companies in the U.K. Mr. Olisa holds an MA from Cambridge University in Natural, Social, Political and Management Science.

Stephen J. Sadler has served as a director of Open Text since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a private software engineering company that develops geographic information systems as well as interactive voice response systems. Mr. Sadler was previously the Executive Vice President and Chief Financial Officer of Geac Computer Corp Ltd (“GEAC”) from 1987 to 1990, President and Chief Executive Officer of GEAC from 1990 to 1996, Vice Chairman of GEAC from 1996 to 1998, and was a Senior Advisor to GEAC on acquisitions until May 1999. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Mr. Sadler is director of Enghouse Systems Limited and Belzberg Technologies Inc. Mr. Sadler holds a B.A. Sc. (Honours) in industrial engineering and an M.B.A. (Dean’s List) and he is a Chartered Accountant.

Michael Slaunwhite has served as a director of Open Text since March 1998. Mr. Slaunwhite is presently the Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen Software Inc., a private provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds B.A. Commerce (Honours) from Carleton University.

Gail Hamilton has served as a director of Open Text since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (“Symantec”), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003 Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton is a member of the board of directors of Ixia, (a provider of IP network testing solutions), Arrow Electronics (a distributor of components and computer systems), and Surgient, (a supplier of virtualization technology). Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University.

Paul McFeeters was appointed Chief Financial Officer of Open Text in June 2006. Mr. McFeeters has more than 20 years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc., a grid computing software vendor from 2003 to 2006, and of Kintana Inc., a privately-held IT governance software provider, from 2000 to 2003. Mr. McFeeters also held President and CEO positions at both MD Private Trust from 1997 to 2000 and Municipal Financial Corporation from 1981 to 1996. Mr. McFeeters holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada

M William Forquer was appointed Executive Vice President and President, Defined Markets and Corporate Marketing in July 2007. Prior to that, Mr. Forquer was Executive Vice President, ECM Business Development. From 2003 to 2005, Mr. Forquer served as Executive Vice President, Marketing. Mr. Forquer has also held the position of Senior Vice President, Business Development of Open Text. Mr. Forquer has been involved with knowledge management systems his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions Inc., (IDI), where Mr. Forquer was President. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Kirk Roberts was appointed Executive Vice President and President, Livelink Enterprise Content Management Division in July 2007. Prior to that, Mr. Roberts was Executive Vice President, Product Solutions and Marketing. From 2003 to 2005, Mr. Roberts served as Executive Vice President, Services for Open Text. Mr. Roberts has been in the online services and software industry for over 20 years. Prior to joining Open Text in 1996, Mr. Roberts founded NirvCentre, one of Canada's first online service providers, where he served as the senior executive for 10 years.

John Wilkerson was appointed Executive Vice President, Global Sales, Services and Support in August 2006. Mr. Wilkerson has over 25 years of experience working in the hi-technology industry. From 2003 to 2006, Mr. Wilkerson served as Executive Vice President of Global Sales, Business Development, Technical Services and Customer Support at Bocada Corporation. From 2002 to 2003, Mr. Wilkerson served as Vice President of United States Services for Microsoft Corporation, where Mr. Wilkerson was responsible for the operating plan and execution of Microsoft Consulting Services and Premier Support Services for the U.S. From 1999 to 2002, Mr. Wilkerson served as Vice President and President of Global Alliances at Electronic Data Systems Corporation. Mr. Wilkerson has also had other executive and management positions at Oracle Corporation and IBM Corporation. Mr. Wilkerson has a Bachelor of Science degree in Business Management from Seattle Pacific University.

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

The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (“The Code”) that applies to all of our directors, officers and employees. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide fair, accurate, timely and understandable disclosure in our filings with the Securities and Exchange Commission and other public commissions.

The full text of The Code is published on our web site at www.opentext.com under the Company/Investors section.

ITEM 11. EXECUTIVE	COMPENSATION

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2008.

This report is provided by the following independent directors, who comprise our Compensation Committee:

Ken Olisa and Gail Hamilton

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of Open Text’s board of directors (the “Compensation Committee”) is responsible for making recommendations to Open Text’s board of directors (the “Board”) with respect to the compensation of our principal executive officer, principal financial officer and our three most highly compensated executives, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). Our Compensation Committee ensures that total compensation paid to our Named Executive Officers is fair and reasonable and consistent with our compensation philosophy. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	John Shackleton—President and Chief Executive Officer (“CEO”);

•	P. Thomas Jenkins—Executive Chairman and Chief Strategy Officer;

•	Paul McFeeters—Chief Financial Officer (“CFO”);

•	Kirk Roberts—Executive Vice President and President Livelink Enterprise Content Management Division;

•	John Wilkerson—Executive Vice President, Global Sales, Services and Support.

Compensation Oversight Process

Our Compensation Committee has responsibility for the oversight of executive compensation and recommends compensation planning to the Board for final approval.

We seek the advice of outside compensation consultants to provide assistance and guidance on compensation issues. Consultants are screened and chosen by our Compensation Committee in discussion with our management. The consultants provide our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultants assist our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation. The Compensation Committee has engaged Mercer LLC (“Mercer”), a human resources consulting services provider, to provide compensation analysis and advice on an ongoing basis throughout Fiscal 2008.

During Fiscal 2008 our Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices. Such analysis and advice included:

•

Executive Compensation Review—Mercer benchmarked our compensation practices and policies with respect to our seven most senior positions against similar-sized Canadian and U.S. technology companies in order to allow us to place our compensation practices for these seven positions in a market context. This benchmarking included a review of base salary, short-term incentives, total cash compensation levels, long-term incentives and total direct compensation.

•

Long-Term Incentive Plan—Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (“LTIP”). In particular, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants which are made under other long-term incentive plans implemented by comparable companies throughout North America.

In reaching its decisions, the Compensation Committee has considered Mercer’s analysis and advice, as well as any other factors the Committee considers appropriate. Decisions made by the Compensation Committee, however, are the responsibility of the Committee and may reflect factors and considerations other than the information and recommendations provided by Mercer.

Our Compensation Committee considers the impact of tax and accounting treatment for the different types of compensation programs it approves and ensures that compensation programs comply with tax, regulatory and accounting requirements in both the United States and in Canada, as well as with all applicable securities laws in the United States and in Canada.

Our Compensation Committee met five times during Fiscal 2008; Mercer attended two of these five meetings. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting, which are reviewed and approved by the Chairman of our Compensation Committee. Following the approval of the Chairman of our Compensation Committee, meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.

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

Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy—Open Text’s short and long-term goals should be reflected in our overall compensation program;

•	Performance sensitive—compensation should be linked to operating and market performance of our organization and fluctuate with performance; and

•

Market relevant—our compensation program should provide market competitive pay in terms of value and structure in order to retain existing employees who are performing according to their objectives and to attract new recruits of the highest calibre.

Our reward package is based primarily on results achieved by the Company as a whole. In addition, the Named Executive Officers also have a minority element of their reward package determined by their fulfillment of personal strategic goals (or Personal Targets).

Compensation Objectives

The objectives of our compensation program are:

•	To attract and retain highly qualified executive officers with a history of proven success;

•	To align the interests of executive officers with our shareholders’ interests and with the execution of our business strategy;

•

To evaluate executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value such as world-wide revenue, world-wide adjusted net income, and relative total shareholder return;

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

Although we review each element of compensation for market competitiveness, and we may weigh a particular element more heavily based on the Named Executive Officer’s role within the company, we are primarily focused on remaining competitive in the market with respect to total compensation.

Our Compensation Committee reviews data related to compensation levels and programs of companies that are similar in size to Open Text and operate within the technology industry (collectively our “peer group”), prior to making its decisions. Each year, the consultant hired by our Compensation Committee performs an assessment of the compensation of our executives. The consultant uses a benchmarking process that compares all material elements of our compensation programs to our peer group. The purpose of this process is to:

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

Our research indicated that the total targeted compensation for each Named Executive Officer was positioned between the 50th and 75th market percentile of our relative peer companies, in Fiscal 2008. The weighting of the base and the variable portion was market comparable.

In this research, we worked with the consultant to perform a benchmark analysis with respect to all material elements of compensation. During Fiscal 2008, the peer group against which Open Text benchmarked its compensation practices was as follows:

Activision Inc	Macrovision Corp

Acxiom Corp	McAfee Inc

Advent Software Inc	Mentor Graphics Corp

Alliance Data Systems Corp	MoneyGram International Inc

Broadridge Financial Solutions Inc	MPS Group Inc

Cadence Design Systems Inc	Parametric Technology Corp

CSG Systems International Inc	SRA International Inc

Digital River Inc	Sybase Inc

DST Systems Inc	Synopsis Inc

Fair Isaac Corp	Transaction Systems Architects, Inc

Gartner Inc	Value Click Inc

Global Payments Inc	Wind River Systems, Inc

Henry (Jack) & Associates Inc

Short-Term and Long-Term Financial Incentives

To motivate our executives to achieve our short-term corporate goals, all of our Named Executive Officers are able to participate in our variable short-term incentive plan. Awards made under the short-term incentive plan are made by way of cash payments only.

Our practice in the past has been to provide long-term incentive compensation to our Named Executive Officers in the form of a periodic grant of stock options, which generally vest over a service period of 4 years and do not have any other conditions attached to them. This grant of options was in addition to the grant of options made upon the hiring of the Named Executive Officer. In addition, during Fiscal 2008, our Board approved the implementation of the LTIP. Our goal in designing the LTIP is to more closely align our executives’ rewards with an increase in shareholder value, over the long term. The LTIP endeavors to encourage and reward superior performance by aligning an increase in the Named Executive Officer’s compensation with improvements in our corporate performance and with an increase in the value of our shareholders’ investment.

Further information regarding the determination and the mechanics of our short-term and long-term incentives is detailed in the following section which discusses the alignment of the Named Executive Officer’s interests with our interests.

Aligning the Interests of the Named Executive Officers with the Interests of Open Text’s Shareholders

We believe that transparent, objective and easily verified corporate goals, combined with individual performance goals, play an important role in creating and maintaining an effective compensation strategy for our Named Executive Officers. Our objective is to facilitate an increase in shareholder value through the achievement of these corporate goals under the leadership of the Named Executive Officers working in conjunction with all of our valued employees.

We use a combination of fixed and variable compensation to motivate our executives to achieve our corporate goals. For Fiscal 2008, the three basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.

Fixed salary and benefits comprise a portion of the total cash-based compensation; however, variable short-term incentives and the LTIP represent a significant component of total cash-based compensation. Compensation that is at risk means compensation that may or may not be paid to the respective officer depending on whether the executive officer is able to meet or exceed his or her applicable performance targets. Although the LTIP is compensation that is “at risk”, it is an additional incentive used to promote long-term value, and does not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer’s impact is upon driving the business results, the higher the risk/reward portion of the compensation. The chart below provides the approximate composition of the total short-term cash-based compensation provided to each Named Executive Officer for Fiscal 2008:

Named Executive Officer	Fixed Salary and Benefits Percentage (“Not At Risk”)	Short-Term Incentive Percentage (“At Risk”) (1)
John Shackleton	48%	52%
Tom Jenkins	48%	52%
Paul McFeeters	74%	26%
Kirk Roberts	53%	47%
John Wilkerson	52%	48%

(1)	For amounts relating to our LTIP, please see the detailed discussion regarding the LTIP, later in this document.

Our Compensation Committee annually reviews the percentage of the Named Executive Officer’s compensation that is at risk depending on the Named Executive Officer’s responsibilities and objectives.

Fixed Salary and Benefits

Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.

Base Salary

Base salary for our Named Executive Officers, other than for Mr. Jenkins and for Mr. Shackleton, is reviewed annually by the relevant Named Executive Officer’s reporting manager and by Mr. Shackleton, and then approved by our Compensation Committee. Base salary for Mr. Jenkins and for Mr. Shackleton is recommended annually by our Compensation Committee and approved by our Board. The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills, such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance, of the particular individual. Our Compensation Committee obtains information regarding competitive market conditions through the assistance of our management and of the outside compensation consultants.

The performance of each of the Named Executive Officers, other than Mr. Shackleton and Mr. Jenkins is assessed by Mr. Shackleton, in his capacity as the direct supervisor of the three other Named Executive Officers. Our Board assesses the performance of each of Mr. Shackleton and Mr. Jenkins. Our Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board communicates its decisions and provides further discussion in an executive session in which management is allowed to attend. Each Named Executive Officer also performs a self-assessment. During Fiscal 2008, we awarded increases to base salary and did so in response to market analyses.

Perquisites

Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. Our executive officers are entitled to benefits that are not otherwise available to all of our employees. Each Named Executive Officer receives a base allowance per year for primarily the purposes of:

•	Participating in an annual executive medical physical examination;

•	Maintaining membership in a health club; and

•	Purchasing financial advice and related services.

For descriptions of other perquisites that we provide, please see the “All Other Compensation” column in our Summary Compensation table, later in this document.

Other Benefits

We provide various employee benefit programs to all our employees, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance;

•	Tuition reimbursement programs; and

•	Tax based retirement savings plans matching contributions.

Variable Short-Term Incentives

The amount of the variable short-term incentive payable to each Named Executive Officer is based on the ability of each Named Executive Officer to meet pre-established, company-wide qualitative and quantitative corporate objectives related to improving shareholder value, which are approved by our Board, such as worldwide revenue, adjusted net income and worldwide divisional revenue targets.

We calculate worldwide revenue by comparing actual world-wide revenue generated to target world-wide revenue set at the beginning of the fiscal year. World-wide revenue is derived from the “Total Revenues” line of our audited income statement with no adjustments or other alterations made to this figure. World-wide revenue is an important variable that helps us to assess the Named Executive Officer’s role in helping us to grow and manage our business.

Adjusted net income, which is intended to reflect the operational effectiveness of the Company’s leadership, is calculated as net income excluding, where applicable, the amortization of acquired intangible assets, other income (expense), share-based compensation, and restructuring, all net of tax.

We calculate worldwide divisional revenue by comparing actual worldwide divisional revenue generated to target world-wide divisional revenue set at the beginning of the fiscal year. Worldwide divisional revenue is that revenue which can be attributed to the respective divisions of responsibility of the Named Executive Officer. World-wide divisional revenue is an important variable that helps us to assess the contributions of the Named Executive Officer in helping us to grow and manage our business.

The expected and threshold targets assigned to each Named Executive Officer are provided in the table within the section entitled “Tying Compensation to Measurements of Performance” included later in this document.

Variable Long-Term Incentives

With respect to stock option grants, our Board, subject to the recommendation of our Compensation Committee, makes the following determinations:

•	The Named Executive Officers and others who are entitled to participate in the stock option plan;

•	The number of options to be granted under the plan in general and to each recipient in particular;

•	The exercise price for each stock option granted;

•	The date on which each option is granted;

•	The exercise period for each stock option; and

•	The other material terms and conditions of each stock option grant.

Our Board makes this determination subject to the provisions of our currently existing stock option plans, and is guided by a table of annual ranges for grants of our stock options. Gains from prior option grants are not considered when setting the amount of long term incentive awards, or any other compensation elements, to any Named Executive Officer.

We periodically grant options to our Named Executive Officers and to our other employees and new-hires. During each quarter, our Board conducts meetings in which it reviews and approves grants of options. The grant dates for these options abide by the provisions of our insider trading policy, which states, in part, that stock options may not be granted while a “trading window” is closed. Generally, the “trading window” is closed during the period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which our quarterly or annual financial results, as applicable, have been publicly released. If our Board approves the issuance of stock options while a trading window is closed, these stock options are not granted until the trading window reopens.

Our stock options are granted:

•	On the second trading day for the NASDAQ market following the date on which our quarterly or annual financial results, as applicable, are released; and

•	At a price that is not less than the closing price of our Common Shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.

The Open Text stock option plan and the insider trading policy govern the timing of the grants of options to employees (including all of the Named Executive Officers).

There were no grants of stock options to Named Executive Officers during Fiscal 2008.

In August 2008, the following grants of stock options were made to the following Named Executive Officers:

Named Executive Officer	Options Granted (#)
John Shackleton	100,000
Tom Jenkins	100,000
Paul McFeeters	50,000
Kirk Roberts	35,000
John Wilkerson	50,000

The accounting expense relating to these options will be recorded in the first quarter of Fiscal 2009 and onwards, over the vesting period of the grants.

LTIP

On September 10, 2007, our Board approved the implementation of the LTIP, which went into effect during Fiscal 2008. Our goal in designing the LTIP is to provide our executives with an opportunity to make a performance investment in Open Text and to have a stake in our future. Accordingly, the LTIP represents a significant component of the total cash-based compensation. The LTIP is a rolling three-year program, which means that assessment of a plan-members performance is made continuously over the period, but payments are only made at the end of the three-year term. Grants made in Fiscal 2008 were set using a percentage of the Named Executive Officer’s total on-target compensation. The payouts were determined by an individual’s ability to influence the overall outcome as well as the overall compensation. Three performance criteria are used to measure performance over the relevant three-year period. For the Fiscal 2008 LTIP plan, the criteria and targets are:

•

Absolute share price—if our Common Shares appreciate to a $40.00 USD price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days over the three-year period, the absolute share price target will be achieved;

•

Relative total shareholder return—if, over the three year period, our Common Shares appreciate at a rate which exceeds the rate of appreciation for the Standard & Poor’s Mid Cap 400—Software and Services Index by 500 basis points, the relative total shareholder return target will be achieved; and,

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of the three-year period reaches $2.25, the average adjusted earnings per share target will be met (adjusted earnings per share means adjusted net income divided by the total number of Common Shares outstanding on a diluted basis).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25.0%.

The weightings were assigned by the Compensation Committee with the intention to align what we believe are our shareholders’ interests. Awards may equal either 100% or 150% of target for each criterion independently, based on the Named Executive Officer’s accomplishments over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. For example, if a Named Executive Officer were to exceed the maximum established for absolute share price, he would receive a weighting in that performance criterion of 56.25% and a total award equal to 118.75% times the Named Executive Officer’s target LTIP award, if he met the targets established for the other two performance criteria. If the Named Executive Officer does not meet the target set for a particular performance criterion, he would not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other two. For example, if a Named Executive Officer failed to meet the target set for relative total shareholder return, exceeded the maximum set for absolute share price, and met the target set for average adjusted earnings per share, the Named Executive Officer would receive a total reward equal to 81.25% times the Named Executive Officer’s target LTIP award.

The maximum LTIP awards for 100% threshold or 150% cap achievement of the initial targets over the initial three-year period are as follows:

Named Executive Officer	Long Term Incentive Plan 100% Achievement at June 30, 2010	Long Term Incentive Plan 150% Achievement at June 30, 2010
John Shackleton	$2,000,000	$3,000,000
Tom Jenkins	$1,938,117	$2,907,175
Paul McFeeters	$630,877	$946,315
Kirk Roberts	$573,524	$860,286
John Wilkerson	$975,000	$1,462,500

The payouts are determined by an individual’s ability to influence the overall outcome as well as the Named Executive Officer’s overall compensation. The greater the Named Executive Officer’s impact is upon driving the business results, the higher the risk/reward portion of the compensation.

Payments in Canadian dollars included herein are converted to U.S dollars using a June 30, 2008 exchange rate of 0.988835

The LTIP awards will be paid in cash and there have been no payments made under the LTIP during Fiscal 2008.

Evaluating Executive Performance

Our Board, our Compensation Committee and our management have instituted a set of detailed procedures to evaluate the performance of each of our Named Executive Officers to help determine the amount of the variable short-term incentives and long-term incentives to award to each Named Executive Officer.

Our Board, along with the CEO and CFO, presents a budget during our Board’s fourth quarter meeting. Mr. Shackleton sets the annual corporate financial targets for each of our Named Executive Officers, other than for himself and Mr. Jenkins, that are in some instances specific to the performance of the particular division or area of responsibility for which the Named Executive Officer is accountable. The Board sets the corporate financial targets for Mr. Shackleton and Mr. Jenkins. Our Board conducts the initial discussions and makes the initial decisions with respect to the corporate financial targets for Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board communicates its decisions and provides further discussion in an executive session in which management is allowed to attend.

Tying Compensation to Measurements of Performance

We determine targeted amounts of short-term incentives for each Named Executive Officer at the beginning of the fiscal year. The targeted amounts are calculated as a percentage of the Named Executive Officer’s annual salary based on market review and by an individual’s ability to influence the overall outcome. In addition, we establish minimum and expected targets at the beginning of each fiscal year. The targets and the targeted amount of short-term incentives are correlated. Achieving the minimum target will trigger the award of the minimum incentive payment to the Named Executive Officer and achieving the expected target will trigger the award of the on-target incentive payment. The Named Executive Officer will receive no incentive payment if he or she does not meet the minimum target. The determination as to whether a target has been met is strictly formulaic, although the Board reserves the right to make positive or negative adjustments if they consider them to be appropriate. There is no maximum target set and no limit to what the Named Executive Officer may receive as a result of exceeding the expected target which is set at the beginning of the fiscal year.

We believe that each element of our compensation program requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the targeted short-term compensation awards. The following table shows the relative at-risk earnings of each Named Executive Officer by setting out the percentage of salary set aside in Fiscal 2008, for achieving the minimum and expected targets:

Named Executive Officer	Percentage of Salary Payable for Achievement of Minimum Target	Percentage of Salary Payable for Achievement of Expected Target
John Shackleton	9%	100%
Tom Jenkins	9%	100%
Paul McFeeters	3%	33%
Kirk Roberts	8%	66%
John Wilkerson	9%	75%

Conclusion

Each element of the total targeted compensation is reviewed on an annual basis by our Compensation Committee for each Named Executive Officer, to ensure that the incentives are designed and implemented to align compensation with:

•	Short-term and long-term key corporate objectives; and

•	Performance by the relevant Named Executive Officer.

We review base compensation relative to market peers, as well as overall total targeted compensation. The percentage split between base and variable compensation is influenced by market peer data as well as the amount of risk that each Named Executive Officer faces in delivering their targeted objectives. Our Compensation Committee uses budgetary guidelines and other internally generated planning and forecasting tools, combined with data provided by the outside compensation consultants, in the performance of our Compensation Committee’s annual review of long-term and short-term incentives as well as of overall compensation.

Other Information With Respect to Our Compensation Program

Pension Plans

We do not provide pension benefits to our Named Executive Officers.

Share Ownership Guidelines

Open Text currently has equity ownership guidelines (or “Share Ownership Guidelines”), the objective of which is to encourage the CEO and the Executive Chairman to buy and hold stock in the Company which represents a meaningful investment in their portfolio. The Company believes that equity ownership by these Named Executive Officers helps to align the financial interests of the CEO and the Executive Chairman with the financial interests of the shareholders of the Company.

The investment target for these Named Executive Officers equals such person’s base salary, exclusive of bonus and other incentive compensation. Pursuant to the Share Ownership Guidelines, the CEO and Executive Chairman shall each reach the investment target by investing a minimum of $100,000 USD in Company common stock by the end of each fiscal year of employment (but is not required to invest more than the amount of any variable cash compensation paid to such person in such fiscal year), starting one year after such person commences employment, until the cumulative amount of Company stock held by such person represents an investment at least equal to the his or her then current base salary. If base salary increases, the investment target increases by the amount of the salary increase.

Both the CEO and the Executive Chairman have met the Share Ownership Guidelines described herein.

Shares of Company stock issued and held pursuant to exercised stock options shall be counted towards compliance with the Share Ownership Guidelines. For this purpose, the CEO and the Executive Chairman, as applicable, shall be deemed to have invested an amount equal to the market price of the Company stock at the time of exercise. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards compliance with the equity ownership target. For purposes of the Share Ownership Guidelines, each of the CEO and the Executive Chairman, as applicable, are deemed to hold all securities over which he or she is the registered or beneficial owner thereof through any contract, arrangement, understanding, relationship or otherwise has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.

For greater certainty, “beneficial owner” shall include any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement, or device whereby the CEO or the Executive Chairman, as applicable may be divested of beneficial ownership of a security.

Tax Deductibility of Compensation

Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executives in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual’s performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans may not be deductible. This is because none of our compensation plans have been presented to our stockholders for their approval.

In the past no individuals have been paid non-performance based compensation in excess of the Internal Revenue Code Section 162(m) tax deduction limit. However, we have determined that it is not appropriate at this time to limit our discretion to design any of our compensation arrangements for our Named Executive Officers, to qualify such compensation for exemption from the deduction limits of Section 162(m). Therefore, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the Named Executive Officer’s performance.

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

	Fiscal Year	Salary ($) (1)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2)		Non Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)			Total ($)
John Shackleton President and Chief Executive Officer	2008 2007	$ $	500,000 400,000	— —	N/A N/A	$ $	313,645 368,007	$ $	542,000 410,666	N/A N/A	$ $	13,231 18,535	(4)	$ $	1,368,876 1,197,208
Paul McFeeters Chief Financial Officer	2008 2007	$ $	373,432 266,525	— —	N/A N/A	$ $	305,713 334,996	$ $	130,950 133,262	N/A N/A	$ $	— —	(5)	$ $	810,095 734,783
P. Thomas Jenkins Executive Chairman and Chief Strategy Officer	2008 2007	$ $	497,910 435,323	— —	N/A N/A	$ $	327,888 291,848	$ $	539,734 494,110	N/A N/A	$ $	19,072 18,553	(6)	$ $	1,384,604 1,239,834
John Wilkerson Executive Vice President, Global Sales, Support and Services	2008 2007	$ $	400,000 308,942	— —	N/A N/A	$ $	522,018 470,283	$ $	364,920 221,880	N/A N/A	$ $	— —	(5)	$ $	1,286,938 1,001,105
Kirk Roberts Executive Vice President and President, Livelink Enterprise Content Management Division	2008 2007	$ $	348,537 310,945	— —	N/A N/A	$ $	297,638 315,802	$ $	312,054 178,794	N/A N/A	$ $	— —	(5)	$ $	958,229 805,541

Notes:

(1)	Any Canadian dollar payments included herein for Fiscal 2008 have been converted to the U.S dollar at an average conversion rate of 0.995820 (Fiscal 2007 at an average rate of 0.888415).
(2)	Amounts set forth in this column represent the amount recognized as the accounting share-based payment expense in our consolidated financial statements for Fiscal 2008 and do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. This amount has been calculated in accordance with SFAS 123R and is based upon the grant date valuation of the option award. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under item 8 of this Annual Report on Form 10-K.
(3)	The amounts in “Other Annual Compensation” primarily include (i) health benefits, (ii) car allowances paid, (iii) club memberships reimbursed, (iv) tax preparation and financial advisory fees paid, (v) living expenses reimbursed, and (vi) gifts and entertainment expenses paid by the Company. “Other Annual Compensation” does not include benefits received by the Named Executive Officers which are available generally to all our salaried employees.
(4)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($11,400); and
b.	Health club membership fees ($1,831)
(5)	The total value of all perquisite and personal benefits for this Named Executive Officer was less than $10,000, and therefore excluded.
(6)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($12,915);
b.	Club membership fees ($3,848); and
c.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins

Grants of Plan-based Awards in Fiscal Year 2008

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during the fiscal year ended June 30, 2008:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date (1)	Threshold ($)	Target ($) (2)	Options (#)	($/Share)	Awards ($)
John Shackleton	N/A	$43,750	$500,000	—	$—	$—
Paul McFeeters	N/A	$11,742	$123,604	—	$—	$—
P. Thomas Jenkins	N/A	$43,261	$494,417	—	$—	$—
John Wilkerson	N/A	$36,750	$300,000	—	$—	$—
Kirk Roberts	N/A	$27,861	$227,431	—	$—	$—

(1)	No options or other equity awards were granted to any of our Named Executive Officers during the year ended June 30, 2008.
(2)	Any Canadian dollar payments included herein for Fiscal 2008 have been converted to the U.S. dollar at a conversion rate of 0.988835
(3)	The above estimated future payouts relate to our short-term incentive plan. For estimated future payouts related to our long-term incentive plan, please see the “LTIP” section in this CD&A for full details.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised options for each Named Executive Officer as of June 30, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Shackleton:	602,862	—	$6.88	November 2, 2008
	80,000	—	$17.04	August 19, 2013
	56,250	18,750	$16.92	December 9, 2011
	12,500	37,500	$22.80	February 12, 2014

Paul McFeeters:	100,000	150,000	$14.02	June 1, 2013
P. Thomas Jenkins	300,000	—	$14.10	December 3, 2011
	200,000	—	$10.39	August 7, 2012
	75,000	25,000	$16.92	December 9, 2011
	12,500	37,500	$22.80	February 12, 2014

John Wilkerson	75,000	225,000	$17.01	September 5, 2013
Kirk Roberts	12,500	—	$15.25	April 5, 2009
	20,000	—	$17.04	August 19, 2013
	7,500	2,500	$16.92	December 9, 2011
	25,000	25,000	$14.94	November 7, 2012
	25,000	75,000	$17.01	September 5, 2013

(1)	We do not grant stock awards and therefore such information is not applicable herein.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth options exercised for Fiscal 2008 for each of the Named Executive Officers indicated below:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (2)
John Shackleton	10,000	$253,072
Paul McFeeters	—	—
P. Thomas Jenkins	—	—
John Wilkerson	—	—
Kirk Roberts	27,500	$571,182

Note:

(1)	We do not provide “stock awards” to either our Named Executive Officers or to any of our employees and therefore, information related to stock awards is not applicable herein
(2)	“Value realized upon exercise” is the difference between the market price at exercise of the shares underlying the options and the exercise price of the options. The market price of shares that are acquired upon exercise and sold immediately by the Named Executive Officer is based upon the actual price at which the shares are sold. The market price of shares that are acquired and being held by the Named Executive Officer is based upon the closing price of our Common Shares on the NASDAQ on the day immediately preceding the exercise.

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

When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events. We believe it is in the best interest of the Company and its shareholders that the Named Executive Officers are encouraged to focus on the operations of Open Text. Differences in payment periods, if any, are driven by the position held by the Named Executive Officer and by the Named Executive Officer’s length of service with Open Text. The amounts payable upon termination or change in control represent the amounts proposed by the Company and were not the result of any individual negotiations between us and any of our Named Executive Officers.

Termination Without Cause

If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following:

•

The failure by the Named Executive Officer to perform his or her duties according to the terms of his or her employment agreement or to perform in a manner satisfactory to our Board after Open Text has given the Named Executive Officer reasonable notice of this failure as well as a reasonable opportunity to correct this failure; however, any such failure:

•	that follows a diminution in his or her position or duties or responsibilities, or

•	that results from a disability of the Named Executive Officer,

is not considered a failure for purposes of this section;

•	The engagement by the Named Executive Officer in any act that is materially harmful to us;

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

Amounts Payable Upon Termination or Change of Control

If any one of the triggering events described above take place with respect to any of the Named Executive Officers, we may be liable to make the following payments. In addition, upon the instance of change in control, we are required to make LTIP payments to any participating Named Executive Officer in an amount equal to 50% of the target bonus if the change of control occurs after the commencement of the seventh (7th) month following the LTIP Performance period commencement date but before the completion of the eighteenth (18th) month following the LTIP performance period commencement date, or 100% of the target bonus if the change of control occurs after the commencement of the nineteenth (19th) month following the LTIP performance period commencement Date. Also, in the event of termination by the Corporation other than for Just Cause, the Executive shall have the right to exercise any options which are vested as at the date of termination for the 90 Day Period following the date of termination. Any unvested options which would have otherwise vested during such 90 Day Period shall continue to vest during that period and to the extent any unvested options have vested during such 90 Day Period, the Executive shall also be entitled to exercise those options within a rolling 90 day period after the date of vesting of such options, which period will not exceed 180 days following the date of termination. In the instance of a Change of Control, all options outstanding are deemed to vest.

John Shackleton

Upon any instance of termination or change in control described above, we are required to pay Mr. John Shackleton an amount equal to 15 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Shackleton the equivalent of 15 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Shackleton with the employee benefits we provided to Mr. Shackleton immediately prior to the occurrence of the event which triggered our obligation for a period of 15 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 15 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Shackleton in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief executive officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Shackleton must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 15 months. We may waive any breach by Mr. Shackleton of any provision of this agreement upon the review and approval of our Board.

P. Thomas Jenkins

Upon any instance of termination or change in control described above, we are required to pay Mr. P. Thomas Jenkins an amount equal to 15 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Jenkins the equivalent of 15 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Jenkins the employee benefits we provided to Mr. Jenkins immediately prior to the occurrence of the event which triggered our obligation for a period of 15 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 15 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Jenkins in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Jenkins must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 15 months. We may waive any breach by Mr. Jenkins of any provision of this agreement upon the review and approval of our Board.

Paul McFeeters

Upon any instance of termination or change in control described above, we are required to pay Mr. Paul McFeeters an amount equal to six months salary plus one-half times the variable short-term incentive payment Mr. McFeeters earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. McFeeters with the employee benefits we provided to Mr. McFeeters immediately prior to the occurrence of the event which triggered our obligation for a period of six months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of six months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. McFeeters in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief financial officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. McFeeters must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least six months. We may waive any breach by Mr. McFeeters of any provision of this agreement upon the review and approval of our Board of Directors.

Kirk Roberts

Upon any instance of termination or change in control described above, we are required to pay Mr. Kirk Roberts an amount equal to 12 months salary plus the variable short-term incentive payment Mr. Roberts earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. Roberts with the employee benefits we provided to Mr. Roberts immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Kirk Roberts in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Roberts must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 12 months. We may waive any breach by Mr. Roberts of any provision of this agreement upon the review and approval of our Board.

John Wilkerson

Upon any instance of termination or change in control described above, we are required to pay Mr. John Wilkerson an amount equal to six months salary plus one-half times the variable short-term incentive payment Mr. Wilkerson earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. Wilkerson with the employee benefits we provided to Mr. Wilkerson immediately prior to the occurrence of the event which triggered our obligation for a period of six months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of six months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Wilkerson in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our principal competitors that are listed in the section entitled “Competitive Compensation” which may be found above upon the occurrence of similar events.

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

Quantitative Estimates of Payments upon Termination or Change in Control

Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2008. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $32.10 per share as reported on the NASDAQ on June 30, 2008, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S dollars using an exchange rate of 0.988835

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2008; and

•	Payment under the Long Term Incentive Plan is calculated as though 50% of the target bonus has vested; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2008 plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2008, plus

•	with respect only to a change in control in the ownership of Open Text, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

		Salary ($)	STIP Payment ($)	LTIP Payment ($)	Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
John Shackleton	Termination Without Cause	$625,000	$625,000	$—	$17,382,519	$16,539	$18,649,058
	Change in Control	$625,000	$625,000	$1,000,000	$18,015,894	$16,539	$20,282,433
	Change in Relationship	$625,000	$625,000	$1,000,000	$18,015,894	$16,539	$20,282,433

P. Thomas Jenkins	Termination Without Cause	$618,022	$618,022	$—	$10,996,750	$23,840	$12,256,634
	Change in Control	$618,022	$618,022	$969,058	$11,725,000	$23,840	$13,953,942
	Change in Relationship	$618,022	$618,022	$969,058	$11,725,000	$23,840	$13,953,942

Paul McFeeters	Termination Without Cause	$185,407	$65,475	$—	$1,808,000	$—	$2,058,882
	Change in Control	$185,407	$65,475	$315,438	$4,520,000	$—	$5,086,320
	Change in Relationship	$185,407	$65,475	$315,438	$4,520,000	$—	$5,086,320

Kirk Roberts	Termination Without Cause	$346,092	$312,054	$—	$1,809,275	$—	$2,467,421
	Change in Control	$346,092	$312,054	$286,762	$3,030,725	$—	$3,975,633
	Change in Relationship	$346,092	$312,054	$286,762	$3,030,725	$—	$3,975,633
John Wilkerson	Termination Without Cause	$200,000	$182,460	$—	$2,263,500	$—	$2,645,960
	Change in Control	$200,000	$182,460	$487,500	$4,527,000	$—	$5,396,960
	Change in Relationship	$200,000	$182,460	$487,500	$4,527,000	$—	$5,396,960

Director Compensation

The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2008.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (2)	$98,500	N/A	$117,193	—	N/A	—		$215,693
Brian Jackman (3)	$86,500	N/A	$117,193	—	N/A	—		$203,693
Ken Olisa (4)	$65,000	N/A	$117,193	—	N/A	—		$182,193
Stephen Sadler (5)	$42,500	N/A	$117,193	—	N/A	$83,800	(8)	$243,493
Michael Slaunwhite (6)	$76,250	N/A	$117,193	—	N/A	—		$193,443
Gail Hamilton (7)	$53,750	N/A	$117,193	—	N/A	—		$170,943

(1)	Grant date fair values are computed in accordance with SFAS 123R. For a detailed description of the assumptions made in the valuation of our stock options, see Note 11 “Share Capital, Option Plan and Share-based Payments” in our Notes to Consolidated Financial Statements, under Item 8 to this Annual Report on Form 10-K.
(2)	As of June 30, 2008 Mr. Fowlie has 84,000 options outstanding.
(3)	As of June 30, 2008 Mr. Jackman has 60,000 options outstanding.
(4)	As of June 30, 2008 Mr. Olisa has 60,000 options outstanding.
(5)	As of June 30, 2008 Mr. Sadler has 284,000 options outstanding.
(6)	As of June 30, 2008 Mr. Slaunwhite has 90,000 options outstanding.
(7)	As of June 30, 2008 Ms. Hamilton has 24,000 options outstanding.
(8)	During Fiscal 2008, Mr. Stephen Sadler, received $83,800 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Effective January 1, 2008 we amended the compensation arrangements with our non- employee directors; the material terms of these arrangements are as follows:

Description	Amount and frequency of payment

Annual retainer fee payable to each non-employee director	$40,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Chair of the Audit Committee:	$10,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable @ $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable @ $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$10,000 per year payable @ $2,500 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$8,000 per year payable @ $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$7,000 per year payable @ $1,750 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable @ $1,500 at the beginning of each quarterly period.

For the period July 1, 2007 to December 31, 2007, our non-employee directors received $1,250 for each meeting attended, including committee meetings, except for Audit Committee members who received $1,875 for each Audit Committee meeting attended.

In Fiscal 2008, our non-employee directors each received 12,000 options to acquire our Common Shares (Fiscal 2007 – 12,000 options).

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Olisa, and Ms. Hamilton. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board) one of whose executive officers served as a director of ours.

Our Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Regulation S-K Item 402(b). Based on such review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the year ended June 30, 2008.

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, the foregoing “Report of the Compensation Committee on Executive Compensation” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 30, 2008 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and proposed director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting on investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2008. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L-0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1)(a) 82 Devonshire Street Boston, Massachusetts, 02109	9,161,500	18.00%

Caisse de depot et placement du Quebec (1)(b) 1000 place Jean-Paul-Riopelle Montreal Quebec CA H2Z 2B3	7,795,405	15.33%

RBC Asset Management Inc (1)(c) Royal Trust Tower, Suite 3800 77 King Street West, 6th floor Toronto, Ontario CA M5K 1H1	5,706,808	11.17%

Beutel, Goodman & Company Ltd (1)(d) 20 Eglinton Avenue West, Suite 2000 Toronto, Ontario, M4R 1K8	3,803,519	7.45%

Franklin Resources (1)(e) 1 Franklin Parkway San Mateo, California USA 94403-1906	2,829,813	5.60%

UBS AG (1)(f) Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland	2,582,635	5.10%

P. Thomas Jenkins (2)	1,599,340	3.00%

John Shackleton (3)	782,834	1.47%

Stephen J. Sadler (4)	649,900	1.22%

Michael Slaunwhite (5)	92,400	*

Randy Fowlie (6)	129,000	*

Brian Jackman (7)	60,000	*

Ken Olisa (8)	48,000	*

Gail Hamilton (9)	12,000	*

Kirk Roberts (10)	101,870	*

Paul McFeeters (11)	100,000	*

John Wilkerson (12)	75,000	*

M. William Forquer (13)	99,964	*

All executive officers and directors as a group (14)	3,767,398	7.06%

*	Less than 1%
(1)	Based on information filed in Schedule 13G or Schedule 13G/A with the SEC.
(a)	Sole voting power for 3,425,924 Common Shares and sole dispositive power for 9,161,500 Common Shares.

(b)	Sole voting power and sole dispositive power for 7,795,405 Common Shares.
(c)	Shared voting power and shared dispositive power for 5,706,808 Common Shares. Includes shares held by Phillips, Hager & North Investment Management Ltd., an affiliate of RBC Asset Management Inc.
(d)	Sole voting power for 3,379,019 Common Shares and sole dispositive power for 3,803,519 Common Shares.
(e)	Sole voting power for 2,815,713 Common Shares and sole dispositive power for 2,829,813 Common Shares. .
(f)	Sole voting power for 1,702,135 Common Shares and shared dispositive power for 2,582,635 Common Shares.

(2)	Includes 1,011,840 Common Shares owned and options for 587,500 Common Shares which are vested.
(3)	Includes 31,222 Common Shares owned and options for 751,612 Common Shares which are vested.
(4)	Includes 377,900 Common Shares owned and options for 272,000 Common Shares which are vested.
(5)	Includes 14,400 Common Shares owned and options for 78,000 Common Shares which are vested.
(6)	Includes 57,000 Common Shares owned and options for 72,000 Common Shares which are vested.
(7)	Includes 12,000 Common Shares owned and options for 48,000 Common Shares which are vested.
(8)	Includes options for 48,000 Common Shares which are vested.
(9)	Includes options for 12,000 Common Shares which are vested.
(10)	Includes 11,870 Common Shares owned and options for 90,000 Common Shares which are vested.
(11)	Includes options for 100,000 Common Shares which are vested.
(12)	Includes options for 75,000 Common Shares which are vested.
(13)	Includes 7,464 Common Shares owned and options for 92,500 Common Shares which are vested.
(14)	Includes 1,523,286 Common Shares owned and options for 2,244,112 Common Shares which are vested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock option plans as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,677,222	$13.44	1,067,500
Equity compensation plans not approved by security holders	—	—	—

Total	2,677,222	$13.44	1,067,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our related party transactions relate entirely to payments received by Mr. Stephen Sadler, a director, in connection with consulting fees for assistance with acquisition-related business activities. Mr. Sadler’s consulting agreement is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of $2,000 per day for services relating to this agreement. In addition he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenue, up to $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenue above $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of $250,000 per single acquisition and an aggregate annual limit of $480,000. The acquired company’s revenue, for this purpose, is equal to the acquired company’s revenue for the 12 months prior to the date of acquisition. (See Note 20 “Related party transactions” in our Notes to the Consolidated Financial Statements).

We have adopted a written policy that all transactions between us and our officers, directors and affiliates will be approved by a majority of the members of our audit committee.

Item 14.	Principal Accountant Fees and Services

The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP for Fiscal 2008 and Fiscal 2007 were:

Audit Fees

Audit fees were $2,225,843 for Fiscal 2008 and $2,526,773 for Fiscal 2007. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were approximately $319,382 for Fiscal 2008 and $306,053 for Fiscal 2007. Audit-related fees include (a) services related to statutory audits, and (b) review of filings with the SEC.

Tax Fees

The total fees for tax services were approximately $124,387 for Fiscal 2008 and $31,361 for Fiscal 2007. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice

All Other Fees

Not applicable for Fiscal 2008 and Fiscal 2007.

Pre-Approval Policy

Open Text’s Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit service that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided us in Fiscal 2008 and Fiscal 2007 have been pre-approved by the Audit Committee.

The Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG LLP’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

(b) The following documents are filed as a part of this report:

1) Consolidated financial statements and Reports of Independent Registered Public Accounting Firm and the related notes thereto are included under Item 8, in Part II.

2) Valuation and Qualifying Accounts; see Note 8 in the Notes to Consolidated Financial Statements included under Item 8, in Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company. (1)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (2)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (3)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (4)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (5)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.14	Open Text Corporation By-law, dated December 15, 2005. (7)

3.15	Articles of Continuance of the Company, dated December 29, 2005. (7)

4.1	Form of Common Share Certificate. (1)

Exhibit Number	Description of Exhibit
10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (8)

10.6	1998 Stock Option Plan. (9)

10.9*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (10)

10.10*	Indemnity Agreement with Peter Lipps dated August 19, 2005. (10)

10.11	2004 Employee Stock Option Plan. (11)

10.12	Artesia Stock Option Plan. (11)

10.13	Vista Stock Option Plan. (11)

10.14*	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (11)

10.15*	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (11)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (12)

10.21*	Employment Agreement, dated May 3, 2006 between Paul J. McFeeters and the Company. (13)

10.22*	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company. (14)

10.23*	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company. (14)

10.24*	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company. (14)

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006. (14)

10.26*	“Form of” Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (14)

10.27*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (15)

10.28	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005.

21.2	List of the Company’s Subsidiaries as of July 15, 2008.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract relating to compensatory plans or arrangements.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(8)	Filed as an Exhibit in the Company’s Report on Form 8-K, as filed wit the SEC on June 16, 1998 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(12)	Filed as an Exhibit in the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP, Licensed Public Accountants

Toronto, Canada

August 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation (and subsidiaries) as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP, Licensed Public Accountants

Toronto, Canada

August 20, 2008

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$254,916	$149,979
Accounts receivable trade, net of allowance for doubtful accounts of $3,974 as of June 30, 2008 and $2,089 as of June 30, 2007 (note 8)	134,396	128,781
Income taxes recoverable (note 16)	16,763	31,060
Prepaid expenses and other current assets	10,544	10,368
Deferred tax assets (note 16)	13,455	30,248

Total current assets	430,074	350,436
Capital assets (note 4)	43,582	43,614
Goodwill (note 5)	564,648	528,312
Acquired intangible assets (note 6)	281,824	343,324
Deferred tax assets (note 16)	59,881	42,078
Other assets (note 7)	10,491	9,524
Long-term income taxes recoverable (note 16)	44,176	9,557

	$1,434,676	$1,326,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$99,035	$100,211
Current portion of long-term debt (note 10)	3,486	4,048
Deferred revenues	176,967	143,097
Income taxes payable (note 16)	13,499	33,705
Deferred tax liabilities (note 16)	4,876	1,601

Total current liabilities	297,863	282,662
Long-term liabilities:
Accrued liabilities (note 9)	20,513	22,516
Long-term debt (note 10)	304,301	366,765
Deferred revenues	2,573	3,840
Long-term income taxes payable	54,681	—
Deferred tax liabilities (note 16)	109,912	120,019

Total long-term liabilities	491,980	513,140
Minority interest	8,672	6,975
Shareholders’ equity:
Share capital (note 11)
51,151,666 and 50,180,118 Common Shares issued and outstanding at June 30, 2008 and June 30, 2007, respectively; Authorized Common Shares: unlimited	438,471	426,188
Additional paid-in capital	39,330	35,311
Accumulated other comprehensive income	110,819	68,034
Retained earnings (deficit)	47,541	(5,465)

Total shareholders’ equity	636,161	524,068

	$1,434,676	$1,326,845

Commitments and contingencies (note 13)
Related party transactions (note 20)
Subsequent events (note 21)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. Dollars, except share and per share data)

	Year ended June 30,
	2008	2007	2006
Revenues:
License	$219,103	$182,507	$122,520
Customer support	363,580	287,570	183,878
Service	142,849	125,587	103,164

Total revenues	725,532	595,664	409,562

Cost of revenues:
License	15,415	13,652	11,196
Customer support	58,764	46,433	28,908
Service	117,037	105,955	83,469
Amortization of acquired technology intangible assets	41,515	36,206	18,900

Total cost of revenues	232,731	202,246	142,473

Gross profit	492,801	393,418	267,089

Operating expenses:
Research and development	105,894	79,102	58,469
Sales and marketing	174,185	150,958	104,225
General and administrative	69,985	61,092	44,960
Depreciation	12,017	13,846	11,103
Amortization of acquired intangible assets	30,759	24,586	9,199
Special charges (recoveries) (note 17)	(418)	12,908	26,182

Total operating expenses	392,422	342,492	254,138

Income from operations	100,379	50,926	12,951

Other income (expense), net (note 18)	(1,023)	1,742	(4,788)
Interest income (expense), net	(22,859)	(20,282)	1,487

Income before income taxes	76,497	32,386	9,650
Provision for income taxes (note 16)	22,993	10,334	4,093

Net income before minority interest	53,504	22,052	5,557
Minority interest	498	392	579

Net income for the year	$53,006	$21,660	$4,978

Net income per share—basic (note 19)	$1.04	$0.44	$0.10

Net income per share—diluted (note 19)	$1.01	$0.43	$0.10

Weighted average number of Common Shares outstanding—basic	50,779,530	49,392,845	48,666,139

Weighted average number of Common Shares outstanding—diluted	52,604,115	50,907,897	49,949,593

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Comprehensive Income	Common Shares		Commitment to Issue Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance as of June 30, 2005	—	48,137	$406,580	$813	$22,341	$(32,103)	$18,124	$415,755
Issuance of Common Shares
Under employee stock option plans	—	470	3,663	—	5,161	—	—	8,824
Under employee stock purchase plans	—	281	3,419	—	—	—	—	3,419
Acquisition of DOMEA eGovernment	—	47	813	(813)	—	—	—	—
Income tax effect related to stock options exercised	—	—	—	—	865	—	—	865
Comprehensive income:
Foreign currency translation adjustment	24,622	—	—	—	—	—	24,622	24,622
Minimum pension liability, net of tax	(47)	—	—	—	—	—	(47)	(47)
Unrealized holding losses on available-for-sale securities, net of tax	(45)						(45)	(45)
Net income for the year	4,978	—	—	—	—	4,978	—	4,978

Total comprehensive income	29,508

Balance as of June 30, 2006		48,935	414,475	—	28,367	(27,125)	42,654	458,371
Issuance of Common Shares
Under employee stock option plans	—	1,207	11,092	—	5,375	—	—	16,467
Under employee stock purchase plans	—	38	621	—	—	—	—	621
Fair value of vested portion of legacy Hummingbird stock options	—	—	—	—	284	—	—	284
Income tax effect related to stock options exercised	—	—	—	—	1,285	—	—	1,285
Comprehensive income:
Foreign currency translation adjustment	25,075	—	—	—	—	—	25,075	25,075
Unrealized holding losses on available-for-sale securities, net of tax	45						45	45
Minimum pension liability	582	—	—	—	—	—	582	582
Adoption of SFAS 158	(322)	—	—	—	—	—	(322)	(322)
Net income for the year	21,660	—	—	—	—	21,660	—	21,660

Total comprehensive income	47,040

Balance as of June 30, 2007		50,180	426,188	—	35,311	(5,465)	68,034	524,068
Issuance of Common Shares
Under employee stock option plans	—	942	11,558	—	3,789	—	—	15,347
Under employee stock purchase plans	—	30	725	—	—	—	—	725
Income tax effect related to stock options exercised	—	—	—	—	230	—	—	230
Comprehensive income:
Foreign currency translation adjustment	42,341	—	—	—	—	—	42,341	42,341
Net unrealized gain on defined benefit pension plans	444	—	—	—	—	—	444	444
Net income for the year	53,006	—	—	—	—	53,006	—	53,006

Total comprehensive income	95,791

Balance as of June 30, 2008		51,152	$438,471	—	$39,330	$47,541	$110,819	$636,161

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Year ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income for the year	$53,006	$21,660	$4,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,291	74,638	39,202
In-process research and development	500	—	—
Share-based compensation expense	3,789	5,376	5,196
Employee long-term incentive plan	2,154	—	—
Excess tax benefits from share-based compensation	(1,079)	(1,285)	(865)
Undistributed earnings related to minority interest	498	392	579
Amortization of debt issuance costs	1,220	805	—
Unrealized (gain) loss on financial instruments	3,178	(380)	—
Deferred taxes	(24,326)	(19,097)	(4,314)
Impairment of capital assets	—	—	3,819
Impairment of intangible assets	—	697	1,046
Changes in operating assets and liabilities:
Accounts receivable	(5,626)	11,089	9,406
Prepaid expenses and other current assets	(168)	1,425	(65)
Income taxes	12,600	(8,313)	(2,953)
Accounts payable and accrued liabilities	914	6,195	(3,204)
Deferred revenue	33,751	13,746	5,228
Other assets	1,274	3,916	2,745

Net cash provided by operating activities	165,976	110,864	60,798
Cash flows from investing activities:
Acquisition of capital assets	(6,895)	(5,260)	(19,278)
Additional purchase consideration for prior period acquisitions	(1,065)	(2,283)	(8,410)
Purchase of Hummingbird, net of cash acquired	—	(384,761)	—
Purchase of Momentum, net of cash acquired	—	(4,076)	—
Purchase of an asset group constituting a business	(2,209)	—	—
Investments in marketable securities	—	(829)	(20,241)
Acquisition related costs	(18,248)	(39,061)	(6,798)

Net cash used in investment activities	(28,417)	(436,270)	(54,727)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	1,079	1,285	865
Proceeds from issuance of Common Shares	12,272	11,734	4,569
Proceeds from long-term debt	—	390,000	12,928
Repayment of long-term debt	(63,616)	(33,247)	(160)
Debt issuance costs	(349)	(7,433)	—

Net cash provided by (used in) financing activities	(50,614)	362,339	18,202
Foreign exchange gain on cash held in foreign currencies	17,992	5,692	3,183
Increase in cash and cash equivalents during the year	104,937	42,625	27,456
Cash and cash equivalents at beginning of the year	149,979	107,354	79,898

Cash and cash equivalents at end of the year	$254,916	$149,979	$107,354

Supplementary cash flow disclosures (note 14)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

We develop, market, sell, and support Enterprise Content Management (“ECM”) solutions. We offer solutions both as end-user stand alone products and as fully integrated modules. We market and license our products and services primarily in North America and Europe.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned with the exception of IXOS Software AG (“IXOS”), which as of June 30, 2008 was 96.33% owned (June 30, 2007—96.02%). All inter-company balances and transactions have been eliminated. We have recorded a minority interest on our balance sheet in respect of IXOS to reflect the non-controlling interest in IXOS.

Use of estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments and (xiii) accounting for income taxes.

Reclassification

Certain prior period comparative figures have been adjusted to conform to current period presentation including reclassifications related to a change we made in our method of allocating operating expenses.

As a result of such reclassifications, General and administrative expenses decreased by approximately $1.0 million with corresponding increases of $256,000, $438,000, $39,000 and $315,000 in Cost of revenues for Customer support, Cost of revenues for Service, Research and development expense and Sales and marketing expense, respectively, for the year ended June 30, 2007 from previously reported amounts.

There was no change to income from operations or net income (loss) per share in any of the periods presented as a result of these reclassifications.

Cash and cash equivalents

Cash and cash equivalents include investments that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds discounted projected future cash flows. We recorded no impairment charge for long-lived assets during the year ended June 30, 2008, $697,000 during the year ended June 30, 2007 and $1.0 million during the year ended June 30, 2006 (see Note 17 for more details).

Acquired intangibles

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. We amortize acquired technology over its estimated useful life on a straight-line basis.

Customer relationships represent relationships that we have with customers of the acquired companies and are either based upon contractual or legal rights or are considered separable; that is, capable of being separated from the acquired entity and being sold, transferred, licensed, rented or exchanged. These customer relationships are initially recorded at their fair value based on the present value of expected future cash flows. We amortize customer relationships on a straight-line basis over their estimated useful lives.

We continually evaluate the remaining estimated useful life of our intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, we do not amortize goodwill. We performed, in accordance with SFAS 142, our annual impairment analysis of goodwill as of April 1, 2008. The analysis indicated that there was no impairment of goodwill in any of our reporting units.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: our commitment to a plan to sell the assets; the assets are available for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets have been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being actively marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets or that the plan will be withdrawn.

We measure long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. These assets are not depreciated.

As of June 30, 2008 we own one long-lived asset classified as held for sale (see Note 4 for more details).

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2008 and 2007.

Asset retirement obligations

We account for asset retirement obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

We record product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

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

Long-term sales contracts

During Fiscal 2008 we entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by SOP 97-2, we recognize revenue from such arrangements in accordance with the contract accounting guidelines in SOP 81-1, “Accounting for Performance of Construction-Type Contracts” (“SOP 81-1”) after evaluating for separation of any non-SOP 81-1 elements in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.

When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (“POC”) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the loss will be recognized immediately.

When circumstances exist that prevent us from making reasonably dependable estimates of contract revenues, we account for sales under such long-term contracts using the completed contract method.

Sales to resellers and channel partners

We execute certain sales contracts through resellers and distributors (collectively, “resellers”) and also large, well-capitalized partners such as SAP AG and Accenture Inc. (collectively, “channel partners”).

We recognize revenue relating to sales through resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenue to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

We recognize revenue relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, “the documentation”) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenue in a period subsequent to the period in which the channel partner completes the sale to the end user.

Rights of return and other incentives

We do not offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives.

Research and development costs

Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed, are expensed as incurred unless they meet the criteria for deferral and amortization, described in FASB SFAS No. 86 “Accounting for the Costs of Corporate Software to be Sold, Released, or Otherwise Marketed” (“SFAS 86”). In accordance with SFAS 86, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers. In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We did not recognize an increase in our net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption of FIN 48. Upon adoption of FIN 48, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 16 for more details).

Fair value of financial instruments

Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable (trade and accrued liabilities) approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

The fair value of our total long-term debt approximates its carrying value.

Financial instruments and hedge accounting

We follow the provisions of FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether the derivative is part of a hedge transaction and meets specific hedge accounting criteria. Refer to Note 10 for details relating to the accounting for financial instruments and hedging activities.

Foreign currency translation

Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiaries, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenue and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense)”. (For details see Note 18). The unrealized translation gains and losses on our net investment in these subsidiaries, including long-term intercompany advances, are accumulated under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”.

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recognition of costs associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.

We record restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, “Accounting for Post Employment Benefits” (“SFAS 112”). SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements. In accordance with SFAS 112, we record such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of our policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Net income per share

Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year (see Note 19 for more details).

Share-based payment

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB, SFAS123 (Revised 2004) and “Share-Based Payment” (“SFAS 123R”), using the modified prospective transitional method. Previously, we had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

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

We measure share-based compensation costs on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known.

Refer to Note 11 for details of stock options and share-based compensation costs recorded during the year ended June 30, 2008.

Recently issued accounting pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for us beginning July 1, 2009 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009 and early adoption is permitted. We are currently assessing the impact that the adoption of SFAS 161 will have on the disclosures within our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for us beginning July 1, 2008. The adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for us beginning July 1, 2008 and FSP 157-2 delays the effective date to July 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our financial statements.

NOTE 3—INVESTMENTS

On October 2, 2006, we acquired all of the remaining issued and outstanding shares of Hummingbird Ltd. (“Hummingbird”). In view of this, our investment in the equity of Hummingbird was included as part of our cost of the acquisition of Hummingbird. For details relating to this acquisition see Note 15.

NOTE 4—CAPITAL ASSETS

	As of June 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,490	$8,877	$1,613
Office equipment	10,251	8,948	1,303
Computer hardware	80,499	72,654	7,845
Computer software	28,015	21,819	6,196
Leasehold improvements	15,160	11,295	3,865
Land and buildings *	24,261	1,501	22,760

	$168,676	$125,094	$43,582

	As of June 30, 2007
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,417	$8,137	$2,280
Office equipment	8,642	7,579	1,063
Computer hardware	72,997	64,252	8,745
Computer software	22,232	17,368	4,864
Leasehold improvements	13,135	8,962	4,173
Land and buildings *	23,497	1,008	22,489

	$150,920	$107,306	$43,614

*	Included in this balance is an asset held for sale with a fair value of approximately $5.6 million as of June 30, 2008 (June 30, 2007 – $5.6 million). This asset is being held for sale as a result of a decision we took to sell a building we acquired as part of our Hummingbird acquisition. We expect to sell the building by way of a commercial sale and, at this point, we are unable to predict the timing of this disposal.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2006:

Balance, June 30, 2006	$235,523
Acquisition of Momentum	3,340
Acquisition of Hummingbird	272,433
Adjustments relating to prior acquisitions	4,395
Adjustments on account of foreign exchange	12,621

Balance, June 30, 2007	528,312
Purchase of an asset group constituting a business (Note 15)	2,199
Adjustments relating to prior acquisitions	5,930
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	34,687

Balance, June 30, 2008	$564,648

Adjustments relating to prior acquisitions made during Fiscal 2008 relate primarily to the finalization during the three months ended September 30, 2007, of fair value estimates of Hummingbird assets and liabilities acquired, including adjustments reflecting plans formulated in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”

(“EITF 95-3”) that commenced on the date of consummation of the acquisition relating to employee termination and abandonment of excess facilities. Prior acquisition adjustments also relate, in the case of certain other prior acquisitions, to the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

For details relating to the reduction of goodwill upon adoption of FIN 48 see Note 16.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2006	$55,174	$47,152	$102,326
Activity during Fiscal 2007:
Acquisition of Hummingbird	159,200	139,800	299,000
Amortization expense	(36,206)	(24,586)	(60,792)
Impairment of intangible assets	(697)	—	(697)
Foreign exchange impact	2,228	2,047	4,275
Other	(483)	(305)	(788)

Net book value, June 30, 2007	179,216	164,108	343,324
Activity during Fiscal 2008:
Amortization expense	(41,515)	(30,759)	(72,274)
Foreign exchange impact	3,853	4,829	8,682
Acquisition of Momentum (note 15)	—	1,900	1,900
Other	149	43	192

Net book value, June 30, 2008	$141,703	$140,121	$281,824

The range of amortization periods for intangible assets is from 4-10 years.

The amount of $1.9 million allocated to customer assets, in the table above, relates to the valuation of the Momentum Systems Inc (“Momentum”) customer assets. The amount was included within goodwill for the year ended June 30, 2007. The Momentum acquisition was consummated in March 2007 (see Note 15).

The following table shows the estimated future amortization expense for each of the next five years, assuming no further adjustments to acquired intangible assets:

Fiscal years ending June 30,
2009	$67,211
2010	53,661
2011	50,811
2012	47,861
2013	47,861

Total	$267,405

NOTE 7—OTHER ASSETS

	As of June 30,
	2008	2007
Debt issuance costs	$5,834	$7,199
Deposits	1,848	2,237
Long-term prepaid expenses	2,116	—
Pension assets	598	—
Miscellaneous other amounts	95	88

	$10,491	$9,524

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of our long-term debt. Long-tem prepaid expenses relate to certain advance payments on long-term patent licenses that are being amortized over a period of seven years. Deposits relate to security deposits provided to landlords in accordance with facility lease agreements. Pension assets relate to a pension asset recognized under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”) relating to a pension plan for legacy IXOS employees. (See Note 9 for details relating to pension liabilities).

NOTE 8—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (“AfDA”) as of June 30, 2006	$2,736
Bad debt expense for the year	2,379
Write-off /adjustments	(3,026)

Balance of allowance for doubtful accounts as of June 30, 2007	2,089
Bad debt expense for the period	2,855
Write-off /adjustments	(970)

Balance of allowance for doubtful accounts as of June 30, 2008	$3,974

Included in accounts receivable are unbilled receivables in the amount of $4.2 million and $3.4 million as of June 30, 2008 and June 30, 2007, respectively.

As part of our acquisition of Hummingbird we assumed an AfDA of $17.6 million. The acquired accounts receivable were recorded at fair value, net of this amount. The balance of this AfDA was $7.1 million as of June 30, 2008 (June 30, 2007 – $5.5 million). This information is included herein for memorandum purposes only and has no impact on the net balance of accounts receivable included in these consolidated financial statements.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2008	As of June 30, 2007
Accounts payable—trade	$3,728	$8,140
Accrued salaries and commissions	34,292	29,437
Accrued liabilities	49,014	44,770
Amounts payable in respect of restructuring (note 17)	1,150	2,636
Amounts payable in respect of acquisitions and acquisition related accruals	10,851	15,228

	$99,035	$100,211

Long-term accrued liabilities

	As of June 30, 2008	As of June 30, 2007
Pension liabilities	$154	$322
Amounts payable in respect of restructuring (note 17)	299	1,382
Amounts payable in respect of acquisitions and acquisition related accruals	10,256	15,025
Other accrued liabilities	2,697	534
Asset retirement obligations	7,107	5,253

	$20,513	$22,516

Pension liabilities

Pension liabilities relate to a pension plan recognized under SFAS 158 relating to certain former members of the IXOS board of directors. See also Note 7 for details relating to pension assets recognized under SFAS 158. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of our pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The fair value of our total plan assets as of June 30, 2008 is $3.7 million (June 30, 2007 – $2.9 million). The fair value of our total pension obligation as of June 30, 2008 is $3.1 million, (June 30, 2007 – $2.9 million).

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with SFAS 143. At June 30, 2008, the present value of this obligation was $7.1 million, (June 30, 2007 – $5.3 million), with an undiscounted value of $7.8 million, (June 30, 2007 – $7.5 million). These leases were primarily assumed in connection with our IXOS and Hummingbird acquisitions.

Excess facility obligations and accruals relating to acquisitions

We have accrued for the cost of excess facilities in connection with a number of our acquisitions, including our Fiscal 2007 Hummingbird acquisition. These accruals include our best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the excess facility will be charged to income and any deficits will be reversed to goodwill. The terms of the leases range from one year to 17 years.

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2008.

	Balance June 30, 2007	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2008
Hummingbird
Employee termination costs	$7,845	$—	$(7,075)	$(460)	$310
Excess facilities	2,708	—	(2,049)	3,590	4,249
Transaction-related costs	—	975	(160)	—	815

	10,553	975	(9,284)	3,130	5,374
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	18,564	—	(2,366)	(943)	15,255
Transaction-related costs	—	—	(964)	964	—

	18,564	—	(3,330)	21	15,255
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	838	—	(627)	—	211
Transaction-related costs	—	—	—	—	—

	838	—	(627)	—	211
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	55	—	(31)	—	24
Transaction-related costs	—	—	—	—	—

	55	—	(31)	—	24
Totals
Employee termination costs	7,845	—	(7,075)	(460)	310
Excess facilities	22,165	—	(5,073)	2,647	19,739
Transaction-related costs	243	975	(1,124)	964	1,058

	$30,253	$975	$(13,272)	$3,151	$21,107

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2007.

	Balance June 30, 2006	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2007
Hummingbird
Employee termination costs	$—	$23,619	$(21,432)	$5,658	$7,845
Excess facilities	—	2,408	(1,556)	1,856	2,708
Transaction-related costs	—	7,429	(6,907)	(522)	—

	—	33,456	(29,895)	6,992	10,553
IXOS
Employee termination costs	22	—	(22)	—	—
Excess facilities	17,401	—	* 1,414	(251)	18,564
Transaction-related costs	616	—	(486)	(130)	—

	18,039	—	906	(381)	18,564
Gauss
Transaction-related costs	34	—	(6)	(28)	—

	34	—	(6)	(28)	—
Eloquent
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Excess facilities	3,329	—	(1,384)	(1,107)	838
Transaction-related costs	221	—	(148)	(73)	—

	3,550	—	(1,532)	(1,180)	838
Artesia
Excess facilities	761	—	(400)	(306)	55
Transaction-related costs	12	—	(12)	—	—

	773	—	(412)	(306)	55
Vista
Transaction-related costs	6	—	—	(6)	—

	6	—	—	(6)	—
Optura
Excess facilities	30	—	(30)	—	—
Transaction-related costs	12	—	—	(12)	—

	42	—	(30)	(12)	—

Totals
Employee termination costs	22	23,619	(21,454)	5,658	7,845
Excess facilities	21,521	2,408	(1,956)	192	22,165
Transaction-related costs	1,144	7,429	(7,559)	(771)	243

	$22,687	$33,456	$(30,969)	$5,079	$30,253

*	Included in this amount is $6.2 million relating to the increase in an acquisition-related accrual for excess facilities resulting from the revision of an estimate of sub-lease income. The increase in accruals was recorded by way of a charge to “Special charges” in the Consolidated Statements of Income.

The adjustments to goodwill primarily relate to employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 10—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of June 30, 2008	As of June 30, 2007
Long-term debt
Term loan	$294,006	$357,151
Mortgage	13,781	13,662

	307,787	370,813

Less:
Current portion of long-term debt
Term loan	2,993	3,599
Mortgage	493	449

	3,486	4,048

Long-term portion of long-term debt	$304,301	$366,765

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the “credit agreement”) with a Canadian chartered bank (the “bank”) consisting of a $390.0 million term loan facility (the “term loan”) and a $75.0 million committed revolving long-term credit facility (the “revolver”). The term loan was used to finance a portion of our Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by us and certain of our subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. From October 2, 2006 to June 30, 2008 we have made total prepayments of $90.0 million of the principal on the term loan. These prepayments have reduced our quarterly principal payment to approximately $748,000.

For the year ended June 30, 2008, interest expense in the Consolidated Statements of Income includes $21.3 million (June 30, 2007-$22.6 million and June 30, 2006- nil), on account of interest expense relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There are no borrowings outstanding under the revolver as of June 30, 2008. During Fiscal 2008, we obtained a demand guarantee in the amount of Euro 11.1 million. (See Note 13 for details.)

For the year ended June 30, 2008, interest expense in the Consolidated Statements of Income includes $257,000, (June 30, 2007 – $261,000 and June 30, 2006-nil), on account of stand- by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The principal amount of the mortgage is Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario. Interest is to be paid monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $101,000 with a final lump sum principal payment of Canadian $12.6 million due on maturity.

As of June 30, 2008, the carrying value of the building was $17.1 million. (June 30, 2007 – $16.9 million)

For the year ended June 30, 2008, interest expense in the Consolidated Statements of Income includes $731,000, (June 30, 2007 – $673,000 and June 30, 2006-$291,000), on account of interest expense relating to the mortgage.

Financial Instruments and Hedging Activities

In October 2006, Open Text entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required us to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of a portion of the term loan. As of June 30, 2008, in accordance with the contractual terms and conditions of the term loan agreement, the hedged portion of the loan was $150.0 million (June 30, 2007 – $195.0 million).

SFAS 133 requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hedge accounting could not be applied to this instrument. The fair market value of the collar, which represents the cash we would receive or pay to settle the collar, was a payable of approximately $2.8 million as of June 30, 2008 (June 30, 2007—receivable of approximately $380,000), and has been included within “Accounts payable and accrued liabilities” (June 30, 2007—included within “Prepaid expenses and other current assets”) on the Consolidated Balance Sheets. The collar has a remaining term to maturity of 1.5 years.

For the year ended June 30, 2008, interest expense in the Consolidated Statements of Income has been increased by $3.2 million, (for the year ended June 30, 2007— reduced by $380,000 and June 30, 2006-nil), representing the change in the fair value of the collar during the fiscal year. Additionally, we record payments or receipts on the collar as adjustments to interest expense. Interest expense in the Consolidated Statements of Income has been increased by $784,000, on account of the net amount of monies payable under the collar for the year ended June 30, 2008 (June 30, 2007—reduction of interest expense of $21,000 and June 30, 2006-nil).

We will continue to monitor changes in interest rates periodically and will assess whether hedge accounting could potentially be applied in future periods.

NOTE 11—SHARE CAPITAL, OPTION PLANS AND SHARE BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares in Fiscal 2008 or Fiscal 2007.

Option Plans

A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	IXOS Stock Option Plan	2004 Stock Option Plan	Vista Stock Option Plan	Artesia Stock Option Plan	Hummingbird Option Plan
Date of inception	Jun-98	Jan-03	Jan-04	Mar-04	Oct-04	Sep-04	Sep-04	Oct-06

Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Former employees, and consultants of Quest Software Inc.	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, and consultants of Hummingbird Inc.

Options granted to date	7,914,290	414,968	51,000	210,000	2,078,000	43,500	20,000	355,675

Options cancelled to date	(2,552,610)	(13,500)	(13,000)	(144,750)	(345,500)	(17,625)	(10,000)	(313,549)

Options exercised to date	(3,304,698)	(395,641)	(3,000)	(5,250)	(189,875)	(9,875)	—	(4,895)

Options outstanding	2,056,982	5,827	35,000	60,000	1,542,625	16,000	10,000	37,231

Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified

Exercise price range	$6.09 – $31.35	$13.50 – $13.50	$26.24 – $26.24	$26.24 – $26.24	$14.02 – $37.22	$17.99 – $17.99	$17.99 – $17.99	$18.36 – $27.75

Expiration dates	10/1/2008 to 2/3/2016	1/28/2013 to 1/28/2013	1/27/2014 to 1/27/2014	1/27/2014 to 1/27/2014	12/9/2011 to 5/1/2015	9/3/2010 to 9/3/2013	9/3/2010 to 9/3/2013	10/2/2013 to 10/2/2013

A summary of option activity from June 30, 2005 is set forth below:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Options outstanding as of June 30, 2005	5,530,274	$11.93
Granted during Fiscal 2006	629,500	15.40
Cancelled	(355,322)	18.81
Exercised	(470,436)	7.75

Options outstanding as of June 30, 2006	5,334,016	12.25
Granted during Fiscal 2007	1,172,675	19.38
Cancelled	(562,358)	17.62
Exercised	(1,206,606)	9.19

Options outstanding as of June 30, 2007	4,737,727	14.15
Granted during Fiscal 2008	149,500	32.03
Cancelled	(181,584)	16.53
Exercised	(941,978)	12.27

Options outstanding as of June 30, 2008	3,763,665	$15.22

As of June 30, 2008, there were exercisable options outstanding to purchase 2,677,222 (June 30, 2007 – 3,065,367) Common Shares with a weighted average exercise price of $13.44 (June 30, 2007 – $12.23).

The following table summarizes information regarding stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2008	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2008	Weighted Average Exercise Price
$ 6.09 – $ 6.72	40,000	0.39	$6.64	40,000	$6.64
6.88 – 8.44	625,862	0.43	6.93	625,862	6.93
8.45 – 11.09	474,500	2.67	10.73	474,500	10.73
11.33 – 14.10	606,127	4.09	13.95	456,127	13.93
14.56 – 16.92	589,195	3.62	16.12	410,070	16.28
17.01 – 17.04	552,000	5.17	17.02	233,250	17.02
17.05 – 19.85	375,325	5.39	19.16	228,940	19.08
20.00 – 27.75	376,156	5.91	23.63	208,473	23.64
31.35 – 37.22	124,500	6.70	33.47	—	—

$ 6.09 – $37.22	3,763,665	3.75	$15.22	2,677,222	$13.44

Share-Based Payments

Summary of Outstanding Stock Options

As of June 30, 2008, options to purchase an aggregate of 3,763,665 Common Shares are outstanding under all of our stock option plans, and 1,067,500 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the years ended June 30, 2008 and 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	4,737,727	$14.15
Granted	149,500	32.03
Exercised	(941,978)	12.27
Forfeited or expired	(181,584)	16.53

Outstanding at June 30, 2008	3,763,665	$15.22	3.75	$63,754

Exercisable at June 30, 2008	2,677,222	$13.44	3.14	$49,944

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2006	5,334,016	$12.26
Granted	1,172,675	19.38
Exercised	(1,206,606)	9.19
Forfeited or expired	(562,358)	17.62

Outstanding at June 30, 2007	4,737,727	$14.15	4.47	$38,621

Exercisable at June 30, 2007	3,065,367	$12.23	3.66	$30,700

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by us are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the year ended June 30, 2008, the weighted-average fair value of options granted, as of the grant date, was $12.72, using the following weighted average assumptions: expected volatility of 43%; risk-free interest rate of 3.9%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical employee turnover rates, was used to determine the net amount of compensation expense recognized.

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

We did not use cash to settle equity instruments granted under share-based compensation arrangements, in any of the above periods.

As of June 30, 2008, the total compensation cost related to unvested stock awards not yet recognized in the Consolidated Statement of Income was $7.9 million, which will be recognized over a weighted average period of approximately 2 years. As of June 30, 2007, the total compensation cost related to unvested stock awards not yet recognized in the Consolidated Statement of Income was $11.5 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2008 was $3.8 million. Deferred tax assets of $684,000 were recorded, as of June 30, 2008 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

Share-based compensation cost included in the Consolidated Statement of Income for the year ended June 30, 2007 was approximately $5.4 million. Deferred tax assets of $875,000 were recorded, as of June 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised. We have not capitalized any share-based compensation costs as part of the cost of an asset.

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

For the year ended June 30, 2008, cash in the amount of $11.6 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us, during the year ended June 30, 2008 from the exercise of options eligible for a tax deduction was $1.1 million, which was recorded as additional paid-in capital.

For the year ended June 30, 2007, cash in the amount of $11.1 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us, during the year ended June 30, 2007 from the exercise of options eligible for a tax deduction was $1.3 million, which was recorded as additional paid-in capital.

For the year ended June 30, 2006, cash in the amount of $3.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the year ended June 30, 2006 from the exercise of options eligible for a tax deduction was $865,000, which was recorded as additional paid-in capital.

Long Term Incentive Plan

On September 10, 2007 our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (“LTIP”). The LTIP took effect for our Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we will make a series of annual grants, each of which covers a three year performance period, to certain of our employees, upon the employee meeting pre-determined performance targets. Awards may be equal to either 100% or 150% of target, for each criterion independently, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We will pay LTIP awards in cash.

Three performance criteria will be used to measure performance over the relevant three year period:

•

Absolute share price—if our Common Shares appreciate to a predetermined price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days, the absolute share price target will have been achieved;

•

Relative total shareholder return—if, over a three year period, our Common Shares appreciate at a rate which exceeds the rate of appreciation disclosed by the Standard & Poor’s Mid Cap 400—Software and Services Index by a prearranged percentage, the relative total shareholder return target will have been achieved; and

•

Average adjusted earnings per share—if the average of our adjusted earnings per share over the latter two years of a three year period reaches a preset amount, the average adjusted earnings per share target will have been met (adjusted earnings per share means adjusted net income divided by our total number of Common Shares outstanding on a diluted basis).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25.0%.

As part of the LTIP, our Board of Directors approved certain target payments, under the LTIP, to certain employees during the year ended June 30, 2008. Consistent with the provisions of SFAS 123R we have measured the fair value of the liability under the LTIP as of June 30, 2008 and charged the expense relating to such liability to compensation cost in the amount of $2.2 million for the year June 30, 2008 (June 30, 2007 – nil). The outstanding liability under the LTIP is re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (“ESPP”)

During the year ended June 30, 2008, 29,570 Common Shares were issued under the ESPP for cash collected from employees totaling $725,000. In addition, cash in the amount of $380,000 was received from employees that will be used to purchase Common Shares in future periods.

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

NOTE 12—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report, under SFAS 131, is based on the way that we organize our operating segments for making operational decisions and how our management and chief operating decision maker (“CODM”) assesses our financial performance. In Fiscal 2007 our reportable operating segments were based upon significant geography: North America, Europe and Other. Beginning in the second half of Fiscal 2008 we began the process of realigning our operating structure to manage our operations more effectively and our operations are now analyzed as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions. The segmented information presented herein for Fiscal 2007 and Fiscal 2006 has been restated, where applicable, to be on the same basis as applied in Fiscal 2008.

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Year ended June 30,
	2008	2007	2006
Revenues:
Canada	$55,494	$41,630	$31,111
United States	283,014	237,555	166,741
United Kingdom	90,385	70,475	37,528
Germany	116,869	95,661	71,494
Rest of Europe	142,840	120,845	80,238
All other countries	36,930	29,498	22,450

Total revenues	$725,532	$595,664	$409,562

The following table sets forth the distribution of long lived assets, representing capital assets and intangible assets- net, by significant geographic area, as of the periods indicated below.

	As of June 30, 2008	As of June 30, 2007
Long-lived assets:
Canada	$53,970	$57,704
United States	140,525	169,183
United Kingdom	33,080	39,014
Germany	41,143	55,064
Rest of Europe	50,823	60,081
All other countries	5,865	5,892

Total	$325,406	$386,938

It may be noted that our management and the CODM do not review the asset information hereinabove presented in order to assess performance and allocate resources.

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$416,297	$25,055	$61,242	$46,049	$283,951
Operating lease obligations *	86,933	26,856	38,109	7,424	14,544
Purchase obligations	4,632	2,643	1,844	145	—

	$507,862	$54,554	$101,195	$53,618	$298,495

*	Net of $5.5 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

Rental expense of $16.1 million, $13.5 million and $11.3 million was recorded during the fiscal years ended June 30, 2008, 2007 and 2006 respectively.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage see Note 10.

We do not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreements

On December 1, 2004, we announced that we had entered into a domination and profit transfer agreement (the “IXOS DA”) with IXOS. The IXOS DA came into force in August 2005 when it was registered in the commercial register at the local court in Munich. Under the terms of the IXOS DA, Open Text acquired the authority to issue directives to the management of IXOS. Also within the terms of the IXOS DA, Open Text offered to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“the Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Additionally, Open Text has guaranteed a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“the Annual Compensation”). The purchase price of 9.38 Euro has been disputed and is under review by a competent authority appointed by the German courts. At this time we cannot predict what the final purchase price will be or whether the annual compensation will be increased.

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, we commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the Consolidated Statements of Income. Based on the number of minority IXOS shareholders as of June 30, 2008, the estimated amount of Annual Compensation is approximately $498,000 for the year ended June 30, 2008. Additionally, an amount of approximately $564,000 was paid in Fiscal 2008, against previously accrued amounts, to the IXOS minority shareholders on account of Annual Compensation for the year ended June 30, 2007.

As of June 30, 2008 we continue to actively pursue the acquisition of the remainder of the IXOS minority interest through a “Squeeze Out” (“SO”) process. In connection with the SO we obtained, on December 11, 2007, a demand guarantee from a Canadian chartered bank in the amount of Euro 11.1 million for the purpose of guaranteeing the payment of the purchase consideration. The guarantee is valid for a period of one year ending on December 10, 2008 and is renewable for an additional period of one year. A meeting, in relation to the SO, was held in January, 2008. In early May 2008, the relevant court granted our request to “fast track” the registration of the SO; this decision has been appealed and it is not known, at this stage, when the appeal will be heard.

Disputes such as these are a normal and probable part of the process of acquiring minority shares in Germany. The costs associated with the above mentioned shareholder objections to the proposed fair value of the Annual Compensation and the Purchase Price are direct incremental costs associated with the ongoing step acquisitions of shares held by the minority shareholders and have been deferred within Goodwill pending the outcome of the objections. We are unable to predict the future costs associated with these activities that will be payable in future periods.

Guarantees and indemnifications

We have entered into license agreements with customers that include limited intellectual property indemnification clauses. Generally, we agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. In the event of such a claim, we are generally obligated to defend our customers against the claim and either settle the claim at our expense or pay damages that our customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. We have not made any indemnification payments in relation to these indemnification clauses.

In connection with certain facility leases, we have guaranteed payments on behalf of our subsidiaries either by providing a security deposit with the landlord or through unsecured bank guarantees obtained from local banks.

We have not recorded a liability for guarantees, indemnities or warranties described above in the accompanying Consolidated Balance Sheets since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows. Currently, we are not involved in any significant litigation that could materially impact our financial position or results of operations and cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$23,082	$23,480	$397
Cash received during the year for interest	$5,641	$3,512	$1,884
Cash paid during the year for income taxes	$19,622	$25,450	$2,953

During the year ended June 30, 2008, we acquired capital assets in the amount of $3.0 million which were accrued for but not paid as of June 30, 2008, (June 30, 2007 – $319,000, June 30, 2006 – $1.9 million).

NOTE 15—ACQUISITIONS

Fiscal 2008

Purchase of an Asset Group Constituting a Business

On September 14, 2007 we acquired certain miscellaneous assets from a Canadian company in the amount of $2.2 million. Of the total purchase price of $2.2 million, approximately $9,000 has been allocated to the fair value of certain computer hardware and the remaining amount has been allocated to Goodwill within our North America reporting unit. These allocations are preliminary and represent our best estimate of the allocation of the purchase price and are expected to change on or before September 13, 2008, with possibly a portion of, or the entire amount, initially allocated to Goodwill being allocated to acquired intangible assets.

Fiscal 2007

Momentum

In March 2007, we acquired all issued and outstanding shares of Momentum, a privately held company that specializes in providing ECM solutions to U.S. government agencies. The acquisition of Momentum has enhanced our ability to provide services to the U.S. government. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Established in 1993 and based in Arlington, Virginia, Momentum has been serving the government sector for more than 12 years by providing technical expertise to automate business processes. Momentum has experience using our Livelink ECM software to develop integrated systems for its clients.

The results of operations of Momentum have been consolidated with those of Open Text beginning March 2, 2007.

Consideration for this acquisition consisted of $4.7 million in cash. We additionally incurred approximately $877,000 in costs directly related to this acquisition.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Momentum’s net assets, based on their estimated fair values as of March 2, 2007, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $619)	$1,454
Long-term assets	157
Customer assets	1,900
Goodwill	1,948

Total assets acquired	5,459
Liabilities assumed	(501)

Net assets acquired	$4,958

The useful life of the customer assets has been estimated to be four years.

The portion of the purchase price allocated to goodwill has been assigned to our North America reporting unit and is deductible for tax purposes.

Hummingbird

In October 2006, we acquired all of the issued and outstanding shares of Hummingbird, an enterprise software solutions company that specializes in the development of decision enabling web-based environments. The acquisition of Hummingbird has strengthened our ability to offer an expanded portfolio of solutions aimed at a wide range of markets. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

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

The purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $88,287)	$69,067
Long-term assets	13,063
Customer assets	139,800
Technology assets	159,200
Goodwill	273,639

Total assets acquired	654,769
Liabilities assumed	(242,278)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to our North America, Europe and Other reporting units, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $44.5 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in March 2011. The liabilities related to employee termination costs have been substantially paid as of June 30, 2008, with the remaining balance expected to be paid on or before the fiscal year ended June 30, 2009. For further details relating to the type and amounts of these liabilities see Note 9.

Unaudited Pro Forma Results

The unaudited pro forma information relating to Hummingbird included hereunder does not include the financial impacts of the restructuring initiatives relating to former Hummingbird activities as these have been capitalized as part of the purchase allocation but includes the amortization charges from acquired intangible assets and adjustments to interest expense on account of long-term debt obtained to partially finance this acquisition, as if the acquisition of Hummingbird and borrowings related thereto had taken place on July 1, 2006 (see Note 10). Non-recurring charges of $16.0 million are included in this unaudited pro forma information. These charges relate primarily to one-time business combination and compensation costs incurred by Hummingbird prior to our acquisition. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Hummingbird had taken place at the beginning of the period presented.

(in thousands, except per share data)	Year ended June 30, 2007
(Unaudited)
Total revenues	$654,964
Net loss	$(23,721)
Basic net loss per share	$(0.48)
Diluted net loss per share	$(0.48)

FIN 48

Upon the adoption of FIN 48, goodwill relating to the Hummingbird acquisition was reduced by an amount of $6.5 million (see Note 16).

IXOS

As of June 30, 2008, we owned 96.33% (June 30, 2007 – 96.02%) of the outstanding shares of IXOS. We increased our ownership of the shares of IXOS by way of open market purchases during the year ended June 30, 2008. Total consideration paid for the purchase of shares of IXOS during the year ended June 30, 2008 was approximately $1.1 million (June 30, 2007 – $1.4 million). The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

NOTE 16—INCOME TAXES

We operate in several tax jurisdictions. Our income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions which are subject to a wide range of income tax rates.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2008	2007	2006
Domestic income	$55,385	$8,550	$15,206
Foreign income (loss)	21,112	23,836	(5,556)

Income before income taxes	$76,497	$32,386	$9,650

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2008	2007	2006
Domestic:
Current income taxes	$11,874	$—	$—
Deferred income taxes	2,064	3,410	2,730

	13,938	3,410	2,730

Foreign:
Current income taxes	35,445	29,431	8,407
Deferred income taxes	(26,390)	(22,507)	(7,044)

	9,055	6,924	1,363

Provision for income taxes	$22,993	$10,334	$4,093

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2008	2007	2006
Expected statutory rate	34.81%	36.12%	36.12%
Expected provision for income taxes	$26,629	$11,698	$3,486
Effect of permanent differences	(2,971)	7,890	2,314
Effect of foreign tax rate differences	(1,189)	(2,297)	(569)
Effect of change in tax rates	(1,603)	—	298
Benefit of losses	(1,082)	(1,121)	(3,018)
Change in valuation allowance	1,809	(3,650)	4,892
Difference in tax filings from provision	1,880	(1,462)	(2,792)
Other items	(480)	(724)	(518)

	$22,993	$10,334	$4,093

The subsequent recognition of a benefit related to the realization of tax loss carry forwards or deductible temporary differences acquired in a business combination where a valuation allowance had been established for these assets at the date of acquisition are applied to reduce goodwill and are not included in income. During Fiscal 2008, the recognition of $2.4 million (June 30, 2007 – $4.8 million) in pre-acquisition tax benefits of acquired companies was recorded as an adjustment (reduction) to goodwill.

As at June 30, 2008, a valuation allowance of $137.6 million (June 30, 2007 – $135.8 million) has been recorded on acquired deferred tax assets in business combinations where we had concluded that it is more likely than not that all or a portion of the acquired tax benefits would not be realized in the future. Subsequent recognition of these tax benefits will be applied as a reduction in goodwill.

We have approximately $7.8 million of domestic non-capital loss carryforwards which expire between 2014 and 2027 and $11.9 million of domestic capital loss carryforwards that have no expiry date. In addition, we have $483.1 million of foreign non-capital loss carry forwards of which $383.5 million have no expiry date. $23.2 million of these U.S. losses are restricted and their utilization each year is subject to an annual limitation, in accordance with a statutory formula. The remainder of the foreign losses expires between 2009 and 2025. In addition, investment tax credits of $10.6 million will expire between 2009 and 2028.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2008	2007
Deferred tax assets
Non-capital loss carryforwards	$142,012	$160,512
Capital loss carryforwards	3,532	1,804
Undeducted scientific research and development expenses	37,131	19,166
Depreciation and amortization	16,315	13,664
Restructuring costs and other reserves	21,964	33,114
Other	14,868	12,143

Total deferred tax asset	235,822	240,403
Valuation allowance	(162,486)	(168,077)

Deferred tax liabilities
Scientific research and development tax credits	(4,299)	(1,893)
Deferred credits	(880)	(1,601)
Acquired intangibles	(99,087)	(114,454)
Other	(10,522)	(3,672)

Deferred tax liabilities	(114,788)	(121,620)

Net deferred tax asset (liability)	$(41,452)	$(49,294)

Comprised of:
Current assets	$13,455	$30,248
Long-term assets	59,881	42,078
Current liabilities	(4,876)	(1,601)
Long-term liabilities	(109,912)	(120,019)

	$(41,452)	$(49,294)

We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of Open Text.

On July 1, 2007, we adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under SFAS 109. (See Note 2.)

We did not recognize an increase in the net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption FIN 48.

The total amount of unrecognized tax benefits as of June 30, 2008 was $45.0 million of which $11.3 million of unrecognized tax benefits would affect our effective tax rate, if realized, and the remaining $33.7 million would reduce goodwill recognized in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet upon adoption of FIN 48 as at July 1, 2007, including an increase of $1.8 million to long-term deferred tax assets, an increase of $26.5 million to long term current income tax recoverable, a decrease of $18.1 million to current income tax payable, an increase of $39.9 million to long-term income tax payable and a decrease of $6.5 million to goodwill. These unrecognized tax benefits relate primarily to the deductibility of inter-company charges as they relate to transfer pricing.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

Unrecognized tax benefits as of July 1, 2007	$45,175
Increases on account of current year positions	892
Increases on account of prior year positions	1,570
Decreases due to settlements with tax authorities	(750)
Decreases due to lapses of statutes of limitations	(1,531)
Other	(350)

Unrecognized tax benefits as of June 30, 2008	$45,006

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Consolidated Statements of Income. For the year ended June 30, 2008, we recognized interest and penalties in the amounts $1.1 million and $0.4 million respectively.

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2008 could decrease in the next 12 months by $2.2 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

Our three most significant tax jurisdictions are Canada, the United States and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, Germany, the United States and France. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible future outcomes.

NOTE 17—SPECIAL CHARGES (RECOVERIES)

Fiscal 2007 Restructuring Plan

In December 2006, our Board approved, and we commenced implementing, restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2007 restructuring plan”). Total costs to be incurred in conjunction with the plan were expected to be approximately $7.0 million, of which $6.4 million has been recorded within Special charges to date. The charge consisted primarily of costs associated with workforce reduction and abandonment of excess facilities, and as of June 30, 2008, these costs have been entirely paid. We do not expect to record any further charges on account of the Fiscal 2007 restructuring plan. A reconciliation of the beginning and ending liability for the years ended June 30, 2008, and 2007 is shown below:

Fiscal 2007 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2007	$1,229	$45	$—	$1,274
Accruals (recoveries)	(98)	16	56	(26)
Cash payments	(1,040)	(61)	(56)	(1,157)
Foreign exchange and other adjustments	(91)	—	—	(91)

Balance as of June 30, 2008	$—	$—	$—	$—

Fiscal 2007 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$—	$—	$—	$—
Accruals	5,766	189	467	6,422
Cash payments	(4,621)	(112)	(467)	(5,200)
Foreign exchange and other adjustments	84	(32)	—	52

Balance as of June 30, 2007	$1,229	$45	$—	$1,274

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (“Fiscal 2006 restructuring plan”). These charges relate to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. Total costs to be incurred in conjunction with the Fiscal 2006 restructuring plan were expected to be approximately $22.0 million, of which $20.9 million has been recorded within Special charges to date. The provision related to workforce reduction has been completed as of September 30, 2007. On a quarterly basis, we conduct an evaluation of the balances relating to excess facilities and revise our assumptions and estimates, as appropriate. The provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for Fiscal 2006 restructuring plan is shown below for the years ended June 30, 2008, 2007 and 2006.

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2007	$134	$1,346	$—	$1,480
Accruals (recoveries)	(41)	(96)	(3)	(140)
Cash payments	(98)	(704)	3	(799)
Foreign exchange and other adjustments	5	360	—	365

Balance as of June 30, 2008	$—	$906	$—	$906

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829
Accruals (recoveries)	(654)	(6)	96	(564)
Cash payments	(1,879)	(2,973)	(105)	(4,957)
Foreign exchange and other adjustments	(18)	190	—	172

Balance as of June 30, 2007	$134	$1,346	$—	$1,480

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Accruals (recoveries)	13,982	6,708	933	21,623
Cash payments	(11,788)	(2,770)	(924)	(15,482)
Foreign exchange and other adjustments	491	197	—	688

Balance as of June 30, 2006	$2,685	$4,135	$9	$6,829

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10.0 million relating primarily to our North America reporting unit. The charge consisted primarily of costs associated with a workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities. All actions relating to employer workforce reductions were completed, and the related costs expended as of March 31, 2006. As of June 30, 2008 all facilities related to our Fiscal 2004 restructuring plan have been exited, with a termination penalty of $500,000 incurred and accrued for as of June 30, 2008. This penalty has been paid as of July 2008. The remaining provision for facility costs relates to miscellaneous facility fees which will be paid before September 30, 2008. A reconciliation of the beginning and ending liability for the years ended June 30, 2008, 2007 and 2006 is shown below:

Fiscal 2004 Restructuring Plan	Facility costs
Balance as of June 30, 2007	$1,264
Accruals (recoveries)	(252)
Cash payments	(442)
Foreign exchange and other adjustments	(27)

Balance as of June 30, 2008	$543

Fiscal 2004 Restructuring Plan	Facility costs
Balance as of June 30, 2006	$1,170
Accruals	202
Cash payments	(521)
Foreign exchange and other adjustments	413

Balance as of June 30, 2007	$1,264

Fiscal 2004 Restructuring Plan	Work force reduction	Facility costs	Total
Balance as of June 30, 2005	$167	$1,878	$2,045
Revisions to prior accruals	(167)	(139)	(306)
Cash payments	—	(659)	(659)
Foreign exchange and other adjustments	—	90	90

Balance as of June 30, 2006	$—	$1,170	$1,170

Accretion of excess facility obligations relating to the IXOS acquisition

There were no accretions to excess facility obligations relating to the IXOS acquisition during the year ended June 30, 2008.

In June 2007, based upon our periodic review of the estimates of our future sub-lease income, which is embedded in our estimate of accruals for excess facility obligations, we reduced our original estimate for future sub-lease income relating to an excess facility acquired as part of our IXOS acquisition. The IXOS acquisition was consummated in March 2004.

In accordance with EITF 95-3, the original acquisition-related accrual for this facility was reduced by an estimate for future sub-lease income. EITF 95-3 also requires that any accretions to the original estimate, occurring one year after the date of the acquisition, be included in the determination of net income for the period in which such accretions are determined. Accordingly, we have included an amount of $6.2 million within Special charges for the year ended June 30, 2007, on account of the revision of the original estimate of sub-lease income.

Impairment of intangible assets

There was no impairment charges related to intangible assets as of June 30, 2008.

During the year ended June 30, 2007, and 2006 impairment charges of $697,000 and $1.0 million, respectively, were recorded relating to a write-down of certain intellectual property in North America. The intellectual property represents the fair value of acquired technology from our Corechange acquisition which closed in the 2003 fiscal year. The triggering event that gave rise to the impairments was a shift in the marketing and development strategy associated with the intellectual property and our assessment of the acquired technology relative to its product lifecycle. The impairments were measured as the excess of the carrying amount over the discounted projected future net cash flows. In addition, in Fiscal 2006 we changed our estimate of the remaining useful life of the intellectual property from four to two years. The change in estimate was accounted for on a prospective basis. As of June 30, 2007, the carrying value of the intellectual property is nil.

Impairment of capital assets

There were no impairment charges recorded against capital assets during the year ended June 30, 2008, and 2007.

During the year ended June 30, 2006, impairment charges of $3.8 million were recorded against capital assets that were written down to fair value, including various leasehold improvements at vacated premises and redundant office equipment. Fair value was determined based on our estimates of disposal proceeds, net of anticipated costs to sell.

NOTE 18—OTHER INCOME (EXPENSE)

Included in Other income (expense) for the year ended June 30, 2008 is primarily foreign exchange losses of approximately $900,000 (June 30, 2007 foreign exchange gains of $1.1 million and June 30, 2006 foreign exchange losses of $4.8 million).

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

	Year Ended June 30,
	2008	2007	2006
Basic earnings per share
Net income	$53,006	$21,660	$4,978

Basic earnings per share	$1.04	$0.44	$0.10

Diluted earnings per share
Net income	$53,006	$21,660	$4,978

Diluted earnings per share	$1.01	$0.43	$0.10

Weighted average number of shares outstanding
Basic	50,780	49,393	48,666
Effect of dilutive securities	1,824	1,515	1,284

Diluted	52,604	50,908	49,950

Excluded as anti-dilutive *	—	1,423	1,947

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the fiscal year.

NOTE 20—RELATED PARTY TRANSACTIONS

During Fiscal 2008, Mr. Stephen Sadler, a director, received approximately $84,000 (Fiscal 2007 – $420,000, Fiscal 2006 – $37,000) in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 21—SUBSEQUENT EVENTS

On July 3, 2008, we announced the acquisition of a division of Spicer Corporation, a privately held company based in Kitchener, Ontario, Canada. The division acquired specializes in “file format viewer solutions” for desktop applications, integrated business process management systems and reprographics. We believe that this acquisition will complement and extend our ECM suite and provide flexible document viewing options and enhanced document security functionality. Total cash consideration paid for this acquisition was approximately $12.0 million. We will begin consolidating the financial results of this division during our first quarter of Fiscal 2009.

On July 10, 2008 we announced the acquisition of eMotion LLC (“eMotion”), a “media management division” from Corbis Corporation, a “visual media provider” based in Seattle, Washington. eMotion specializes in managing and distributing digital media assets and marketing content. Total cash consideration paid for this acquisition was approximately $5.0 million. The eMotion division will be part of our Artesia Digital Media Group and will broaden our portfolio of marketing asset management solutions. We will begin consolidating eMotion’s financial results during our first quarter of Fiscal 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: August 25, 2008	By:	/s/ JOHN SHACKLETON
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

Signature	Title	Date

/s/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2008

/s/ PAUL MCFEETERS Paul McFeeters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 25, 2008

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	August 25, 2008

/s/ RANDY FOWLIE Randy Fowlie	Director	August 25, 2008

/s/ GAIL HAMILTON Gail Hamilton	Director	August 25, 2008

/s/ BRIAN JACKMAN Brian Jackman	Director	August 25, 2008

/s/ KEN OLISA Ken Olisa	Director	August 25, 2008

/s/ STEPHEN J. SADLER Stephen J. Sadler	Director	August 25, 2008

/s/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	August 25, 2008