Form 10-Q
period 2008-09-30
OPEN TEXT CORP
filed 2008-11-05
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 31, 2008 there were 51,865,268 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share data)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,133	$254,916
Accounts receivable trade, net of allowance for doubtful accounts of $3,699 as of September 30, 2008 and $3,974 as of June 30, 2008 (note 8)	108,301	134,396
Income taxes recoverable (note 13)	10,207	16,763
Prepaid expenses and other current assets	12,810	10,544
Deferred tax assets (note 13)	14,042	13,455

Total current assets	395,493	430,074
Investments in marketable securities (note 3)	3,349	—
Capital assets (note 4)	43,352	43,582
Goodwill (note 5)	544,701	564,648
Acquired intangible assets (note 6)	267,915	281,824
Deferred tax assets (note 13)	50,379	59,881
Other assets (note 7)	9,982	10,491
Long-term income taxes recoverable (note 13)	42,159	44,176

	$1,357,330	$1,434,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$77,983	$99,035
Current portion of long-term debt (note 10)	3,476	3,486
Deferred revenues	158,614	176,967
Income taxes payable (note 13)	5,208	13,499
Deferred tax liabilities (note 13)	3,696	4,876

Total current liabilities	248,977	297,863
Long-term liabilities:
Accrued liabilities (note 9)	17,880	20,513
Long-term debt (note 10)	302,989	304,301
Deferred revenues	2,597	2,573
Long-term income taxes payable (note 13)	53,070	54,681
Deferred tax liabilities (note 13)	100,153	109,912

Total long-term liabilities	476,689	491,980
Minority interest	8,707	8,672
Shareholders’ equity:
Share capital (note 11)
51,862,214 and 51,151,666 Common Shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively; Authorized Common Shares: unlimited	444,130	438,471
Additional paid-in capital	47,320	39,330
Accumulated other comprehensive income	69,305	110,819
Retained earnings	62,202	47,541

Total shareholders’ equity	622,957	636,161

	$1,357,330	$1,434,676

Commitments and contingencies (note 16)
Subsequent events (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. Dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
License	$50,074	$44,260
Customer support	98,429	86,304
Service	34,120	33,403

Total revenues	182,623	163,967

Cost of revenues:
License	2,893	3,554
Customer support	15,567	12,598
Service	27,729	27,504
Amortization of acquired technology-based intangible assets	10,747	10,152

Total cost of revenues	56,936	53,808

Gross profit	125,687	110,159

Operating expenses:
Research and development	28,578	23,983
Sales and marketing	44,832	37,859
General and administrative	18,387	17,010
Depreciation	2,698	2,984
Amortization of acquired customer-based intangible assets	8,215	7,415
Special charges (recoveries) (note 17)	—	(61)

Total operating expenses	102,710	89,190

Income from operations	22,977	20,969

Other income (expense), net	729	(1,827)
Interest income (expense), net	(2,994)	(7,872)

Income before income taxes	20,712	11,270
Provision for income taxes (note 13)	5,932	3,343

Net income before minority interest	14,780	7,927
Minority interest	119	127

Net income for the period	$14,661	$7,800

Net income per share—basic (note 12)	$0.29	$0.16

Net income per share—diluted (note 12)	$0.28	$0.15

Weighted average number of Common Shares outstanding—basic	51,298	50,285

Weighted average number of Common Shares outstanding—diluted	52,990	51,618

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended September 30,
	2008	2007
Retained earnings (deficit), beginning of period	$47,541	$(5,465)
Net income	14,661	7,800

Retained earnings, end of period	$62,202	$2,335

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

(Unaudited)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income for the period	$14,661	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,660	20,551
In-process research and development	—	500
Share-based compensation expense	1,423	1,063
Employee long-term incentive plan	1,059	185
Excess tax benefits from share-based compensation	(6,629)	(397)
Undistributed earnings related to minority interest	119	127
Amortization of debt issuance costs	224	290
Unrealized (gain) loss on financial instruments	(722)	1,407
Deferred taxes	(256)	(705)
Changes in operating assets and liabilities:
Accounts receivable	27,946	10,502
Prepaid expenses and other current assets	(1,926)	(499)
Income taxes	4,731	484
Accounts payable and accrued liabilities	(18,369)	(5,495)
Deferred revenue	(19,430)	(3,773)
Other assets	322	174

Net cash provided by operating activities	24,813	32,214
Cash flows from investing activities:
Acquisition of capital assets	(3,887)	(1,216)
Purchase of a division of Spicer Corporation	(10,836)	—
Purchase of eMotion LLC, net of cash acquired	(3,635)	—
Additional purchase consideration for prior period acquisitions	(35)	(176)
Purchase of an asset group constituting a business	—	(2,209)
Investments in marketable securities	(3,608)	—
Acquisition related costs	(3,258)	(8,029)

Net cash used in investment activities	(25,259)	(11,630)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	6,629	397
Proceeds from issuance of Common Shares	5,542	5,719
Repayment of long-term debt	(867)	(30,933)
Debt issuance costs	—	(349)

Net cash provided by (used in) financing activities	11,304	(25,166)

Foreign exchange gain (loss) on cash held in foreign currencies	(15,641)	4,909
Increase (decrease) in cash and cash equivalents during the period	(4,783)	327
Cash and cash equivalents at beginning of the period	254,916	149,979

Cash and cash equivalents at end of the period	$250,133	$150,306

Supplementary cash flow disclosures (note 15)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Open Text Corporation and our wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and methods of their application are consistent with those used and described in our annual consolidated financial statements for the year ended June 30, 2008. The consolidated financial statements do not include certain of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The information furnished reflects all adjustments necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended September 30, 2008 are not necessarily indicative of the results expected for any succeeding quarter. Additionally, there have been no significant changes in new accounting pronouncements or in our critical accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments and (xiii) accounting for income taxes.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), including the effect of foreign currency translations resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. Our total comprehensive income (loss) was as follows:

	Three months ended September 30,
	2008	2007
Other comprehensive income (loss):
Foreign currency translation adjustment	$(41,255)	$20,869
Unrealized loss on investments in marketable securities	(259)	—
Net income for the period	14,661	7,800

Comprehensive income (loss) for the period	$(26,853)	$28,669

Reclassification

Certain prior period comparative figures have been adjusted to conform to current period presentation including reclassifications related to a change we made in our method of allocating operating expenses.

As a result of such reclassifications, Research and development expenses increased by approximately $251,000 with a corresponding decrease to Sales and marketing expenses, for the three months ended September 30, 2007, from previously reported amounts.

There was no change to income from operations or net income (loss) per share in any of the periods presented as a result of these reclassifications.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS142-3 is effective for us beginning July 1, 2009 and early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161) which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009 and early adoption is encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on the disclosures within our consolidated financial statements.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 was effective for us beginning July 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157(FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On July 1, 2008, we adopted SFAS 157 except for those items that have been deferred under FSP FAS 157-2 and such adoption did not have a material impact on our consolidated financial statements (see Note 3). We are currently assessing the potential impact that the full adoption of SFAS 157 will have on our consolidated financial statements.

NOTE 3—FAIR VALUE MEASUREMENTS

We adopted SFAS 157, except for those items that have been deferred under FSP FAS 157-2, on July 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2008:

($ in millions)	September 30, 2008	Fair Market Measurements using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable Securities	$3.3	$3.3	n/a	n/a

Total financial assets	$3.3	$3.3	n/a	n/a

Liabilities:
Derivative financial instrument	$2.1	n/a	$2.1	n/a

Total financial liabilities	$2.1	n/a	$2.1	n/a

Our valuation techniques used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exist. Our valuation techniques used to measure the fair values of the derivative instrument, the counterparty to which has high credit ratings, were derived from the pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instrument. Our discounted cash flow techniques use observable market inputs, such as three month LIBOR-based yield curves, foreign currency spot and forward rates and implied volatilities.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2008, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

NOTE 4—CAPITAL ASSETS

	As of September 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,693	$8,756	$1,937
Office equipment	9,442	8,251	1,191
Computer hardware	77,092	69,542	7,550
Computer software	25,787	20,092	5,695
Leasehold improvements	14,148	10,612	3,536
Land and buildings *	24,964	1,521	23,443

	$162,126	$118,774	$43,352

	As of June 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,490	$8,877	$1,613
Office equipment	10,251	8,948	1,303
Computer hardware	80,499	72,654	7,845
Computer software	28,015	21,819	6,196
Leasehold improvements	15,160	11,295	3,865
Land and buildings *	24,261	1,501	22,760

	$168,676	$125,094	$43,582

*	Included in this balance is an asset held for sale with a fair value of approximately Canadian dollars $5.9 million as of September 30, 2008 (June 30, 2008—Canadian dollars $5.9 million). This asset is being held for sale as a result of a decision we took to sell a building we acquired as part of our Hummingbird acquisition. We expect to sell the building by way of a commercial sale and, at this point, we are unable to predict the timing of this disposal.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2007:

Balance, June 30, 2007	$528,312
Purchase of an asset group constituting a business (note 18)	2,199
Adjustments relating to prior acquisitions	5,930
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	34,687

Balance, June 30, 2008	564,648
Acquisition of a division of Spicer Corporation (note 18)	4,640
Acquisition of eMotion LLC (note 18)	3,678
Amount allocated to intangible customer assets (note 6)	(2,081)
Adjustments relating to prior acquisitions	(3,319)
Adjustments on account of foreign exchange	(22,865)

Balance, September 30, 2008	$544,701

Adjustments relating to prior acquisitions relate primarily to: (i) adjustments to plans formulated in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) relating to employee termination and abandonment of excess facilities and (ii) to the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2007	$179,216	$164,108	$343,324
Activity during Fiscal 2008:
Acquisition of Momentum (note 18)	—	1,900	1,900
Amortization expense	(41,515)	(30,759)	(72,274)
Foreign exchange and other impacts	4,002	4,872	8,874

Net book value, June 30, 2008	141,703	140,121	281,824
Activity during Fiscal 2009:
Acquisition of a division of Spicer Corporation (note 18)	5,529	1,777	7,306
Purchase of an asset group constituting a business (note 18)	—	2,081	2,081
Amortization expense	(10,747)	(8,215)	(18,962)
Foreign exchange and other impacts	(1,633)	(2,701)	(4,334)

Net book value, September 30, 2008	$134,852	$133,063	$267,915

The range of amortization periods for intangible assets is from 4-10 years.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

The amount of $2.1 million allocated to customer assets, in the table above, relates to the valuation of customer assets acquired through the purchase of an asset group constituting a business, which was consummated in September 2007 (see Note 18). The amount was included within goodwill for the year ended June 30, 2008 and was reclassified to customer assets in the finalization of the purchase price allocation.

The following table shows the estimated future amortization expense for the nine months ended June 30, 2009 and for each of the next four years, assuming no further adjustments to acquired intangible assets:

Fiscal years ending June 30,
2009	$48,988
2010	54,392
2011	51,656
2012	48,933
2013	48,618

Total	$252,587

NOTE 7—OTHER ASSETS

	As of September 30, 2008	As of June 30, 2008
Debt issuance costs	$5,608	$5,834
Deposits	1,781	1,848
Long-term prepaid expenses	1,963	2,116
Pension assets	543	598
Miscellaneous other amounts	87	95

	$9,982	$10,491

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of our long-term debt. Long-tem prepaid expenses relate to certain advance payments on long-term patent licenses that are being amortized over a period of seven years. Deposits relate to security deposits provided to landlords in accordance with facility lease agreements. Pension assets relate to a pension asset recognized under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158) relating to a pension plan for legacy IXOS employees (see Note 9 for details relating to pension liabilities).

NOTE 8—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (AfDA) as of June 30, 2007	$2,089
Bad debt expense for the year	2,855
Write-off /adjustments	(970)

Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the period	925
Write-off /adjustments	(1,200)

Balance of allowance for doubtful accounts as of September 30, 2008	$3,699

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Included in accounts receivable are unbilled receivables in the amount of $4.5 million and $4.2 million as of September 30, 2008 and June 30, 2008, respectively.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2008	As of June 30, 2008
Accounts payable—trade	$8,041	$3,728
Accrued salaries and commissions	23,291	34,292
Accrued liabilities	38,354	49,014
Amounts payable in respect of restructuring (note 17)	407	1,150
Amounts payable in respect of acquisitions and acquisition related accruals	7,890	10,851

	$77,983	$99,035

Long-term accrued liabilities
	As of September 30, 2008	As of June 30, 2008
Pension liabilities	$140	$154
Amounts payable in respect of restructuring (note 17)	256	299
Amounts payable in respect of acquisitions and acquisition related accruals	7,674	10,256
Other accrued liabilities	3,662	2,697
Asset retirement obligations	6,148	7,107

	$17,880	$20,513

Pension liabilities

Pension liabilities relate to a pension plan recognized under SFAS 158, relating to certain former members of the IXOS board of directors. See also Note 7 for details relating to pension assets recognized under SFAS 158. The actuarial cost method used in determining the net periodic pension cost, with respect to the IXOS employees, is the projected unit credit method. The liabilities and annual income or expense of our pension plan are determined using methodologies that involve various actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on assets. The fair value of our total plan assets as of September 30, 2008 is $3.3 million (June 30, 2008—$3.7 million). The fair value of our total pension obligation as of September 30, 2008 is $2.5 million, (June 30, 2008—$3.1 million).

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). At September 30, 2008, the present value of this obligation was $ 6.1 million, (June 30, 2008—$7.1 million), with an undiscounted value of $6.9 million, (June 30, 2008—$7.8 million). These leases were primarily assumed in connection with our IXOS and Hummingbird acquisitions.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Excess facility obligations and accruals relating to acquisitions

We have accrued for the cost of excess facilities in connection with a number of our acquisitions, including our Fiscal 2007 Hummingbird acquisition. These accruals include our best estimate in respect of future sub-lease income and costs incurred to achieve sub-tenancy. These liabilities have been recorded using present value discounting techniques and will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the excess facility will be charged to income and any deficits will be reversed to goodwill. The terms of the leases range from one year to three years.

The following table summarizes the activity with respect to our acquisition accruals during the three months ended September 30, 2008.

	Balance June 30, 2008	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance September 30, 2008
Division of Spicer Corporation (See note 18)
Employee termination costs	$—	$—	$—	$—	$—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	262	(61)	—	201

	—	262	(61)	—	201
Hummingbird
Employee termination costs	310	—	(28)	(13)	269
Excess facilities	4,249	—	(720)	(795)	2,734
Transaction-related costs	815	—	(120)	(695)	—

	5,374	—	(868)	(1,503)	3,003
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	15,255	—	(3,335)	—	11,920
Transaction-related costs	—	—	(45)	45	—

	15,255	—	(3,380)	45	11,920
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	211	—	(37)	—	174
Transaction-related costs	—	—	—	—	—

	211	—	(37)	—	174
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	24	—	(1)	—	23
Transaction-related costs	—	—	—	—	—

	24	—	(1)	—	23
Totals
Employee termination costs	310	—	(28)	(13)	269
Excess facilities	19,739	—	(4,093)	(795)	14,851
Transaction-related costs	1,058	262	(226)	(650)	444

	$21,107	$262	$(4,347)	$(1,458)	$15,564

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

The adjustments to goodwill primarily relate to employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 10—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of September 30, 2008	As of June 30, 2008
Long-term debt
Term loan	$293,257	$294,006
Mortgage	13,208	13,781

	306,465	307,787
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	483	493

	3,476	3,486

Long-term portion of long-term debt	$302,989	$304,301

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our Hummingbird acquisition and the revolver will be used for general business purposes. The credit agreement is guaranteed by us and certain of our subsidiaries.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 to September 30, 2008 we have made total non-scheduled prepayments of $90.0 million of the principal on the term loan. These non-scheduled prepayments have reduced our quarterly scheduled principal payment to approximately $748,000.

For the three months ended September 30, 2008, we recorded interest expense of $3.5 million (three months ended September 30, 2007-$7.1 million) on account of interest expense relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

outstanding under the revolver as of September 30, 2008. During Fiscal 2008, we obtained a demand guarantee in the amount of Euro 11.1 million. (See Note 16 for details).

For the three months ended September 30, 2008, we recorded interest expense of $57,000, (three months ended September 30, 2007—$72,000), on account of stand-by fees relating to the revolver.

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

As of September 30, 2008, the carrying value of the building was $16.4 million. (June 30, 2008—$17.1 million)

For the three months ended September 30, 2008, we recorded interest expense of $175,000, (three months ended September 30, 2007—$177,000), on account of interest expense relating to the mortgage.

Financial Instruments and Hedging Activities

In October 2006, we entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required us to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of a portion of the term loan. As of September 30, 2008, in accordance with the contractual terms and conditions of the term loan agreement, the hedged portion of the loan was $150.0 million (June 30, 2008—$150.0 million).

SFAS 133 requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hedge accounting could not be applied to this instrument. The fair market value of the collar, which represents the cash we would receive or pay to settle the collar, was a payable of approximately $2.1 million as of September 30, 2008 (June 30, 2008—$2.8 million), and has been included within “Accounts payable and accrued liabilities”. The collar has a remaining term to maturity of 1.25 years.

For the three months ended September 30, 2008, we recorded a recovery to interest expense of $722,000, (for the three months ended September 30, 2007—an increase to interest expense of $1.4 million), representing the change in the fair value of the collar during the quarter ended September 30, 2008. Additionally, we record payments or receipts on the collar as adjustments to interest expense. We recorded interest expense in the amount of $763,000 , on account of monies payable under the collar for the three months ended September 30, 2008 (three months ended September 30, 2007, a reduction to interest expense of $10,000).

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

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

We did not repurchase any Common Shares during the three months ended September 30, 2008 and 2007.

Share-Based Payments

Summary of Outstanding Stock Options

As of September 30, 2008, options to purchase an aggregate of 3,529,178 Common Shares are outstanding under all of our stock option plans, and 604,375 Common Shares are available for issuance under the 1998 Stock Option Plan and the 2004 Stock Option Plan. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the three months September 30, 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	3,763,665	$15.22
Granted	465,000	34.56
Exercised	(697,264)	7.54
Forfeited or expired	(2,223)	18.62

Outstanding at September 30, 2008	3,529,178	$19.29	4.55	$54,117

Exercisable at September 30, 2008	2,110,958	$15.65	3.85	$39,966

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by us are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the three months ended September 30, 2008, the weighted-average fair value of options granted, as of the grant date, was $13.69, using the following weighted average assumptions: expected volatility of 42%; risk-free interest rate of 3.8%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

As of September 30, 2008, the total compensation cost related to the unvested stock awards not yet recognized was $12.0 million, which will be recognized over a weighted average period of approximately 3 years.

As of September 30, 2007, the total compensation cost related to the unvested stock awards not yet recognized was $10.3 million, which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by us to settle equity instruments granted under share-based compensation arrangements.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2008 was approximately $1.4 million. Deferred tax assets of $250,000 were recorded for the three months ended September 30, 2008 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 was approximately $1.1 million. Deferred tax assets of $138,000 were recorded for the three months ended September 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

We have not capitalized any share-based compensation costs as part of the cost of an asset.

For the three months ended September 30, 2008, cash in the amount of $5.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2008 from the exercise of options eligible for a tax deduction was $6.6 million, which was recorded as additional paid-in capital.

For the three months ended September 30, 2007, cash in the amount of $5.5 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2007 from the exercise of options eligible for a tax deduction was $397,000, which was recorded as additional paid-in capital.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Long Term Incentive Plan

On September 10, 2007 our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP took effect for our Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we will make a series of annual grants, each of which covers a three year performance period, to certain of our employees, upon the employee meeting pre-determined performance targets. Awards may be equal to either 100% or 150% of target, for each criterion independently, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We will pay LTIP awards in cash.

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

Consistent with the provisions of SFAS 123R we have measured the fair value of the liability under the LTIP as of September 30, 2008 and charged the expense relating to such liability to compensation cost in the amount of $1.1 million for the three months ended September 30, 2008 (three months ended September 30, 2007—$185,000). The outstanding liability under the LTIP is re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (ESPP)

During the three months ended September 30, 2008, 13,284 Common Shares were issued under the ESPP for cash collected from employees totaling $404,000. In addition, cash in the amount of $287,000 was received from employees that will be used to purchase Common Shares in future periods.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

During the three months ended September 30, 2007, 16,894 Common Shares were issued under the ESPP for cash collected from employees totaling $350,000. In addition, cash in the amount of $181,000 was received from employees that will be used to purchase Common Shares in future periods.

NOTE 12—NET INCOME PER SHARE

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

	Three months ended September 30,
	2008	2007
Basic earnings per share
Net income	$14,661	$7,800

Basic earnings per share	$0.29	$0.16

Diluted earnings per share
Net income	$14,661	$7,800

Diluted earnings per share	$0.28	$0.15

Weighted average number of shares outstanding
Basic	51,298	50,285
Effect of dilutive securities	1,692	1,333

Diluted	52,990	51,618

Excluded as anti-dilutive *	64	698

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 13—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

The total amount of unrecognized tax benefits as of September 30, 2008 was $44.1 million of which $11.8 million of unrecognized tax benefits would affect our effective tax rate, if realized, and the remaining $32.3 million would reduce goodwill recognized in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet upon adoption of FIN 48 at July 1, 2007, including an increase of $1.8 million to long-term deferred tax assets, an increase of $26.5 million to long-term current income tax recoverable, a decrease of $18.1 million to current income tax payable, an increase of $39.9 million to long-term income tax payable and a decrease of $6.5 million to goodwill. These unrecognized tax benefits relate primarily to the deductibility of inter company charges as they relate to transfer pricing.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Upon adoption of FIN 48 we have elected to follow an accounting policy to classify accrued interest related to liabilities for income tax expense under “Interest income (expense), net” and penalties related to liabilities for income tax expense under “Other income (expense)”, on our consolidated financial statements. The gross amount of interest and penalties accrued as of September 30, 2008 was $0.5 million and nil, respectively.

We believe it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2008 could increase in the next 12 months by $1.8 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

Our three most significant tax jurisdictions are Canada, the United States and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to 10 years.

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, Germany, and France. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Although we believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations, there can be no assurances as to the possible future outcomes.

NOTE 14—SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under SFAS 131, to report is based on the way that we organize our operating segments for making operational decisions and how our management and chief operating decision maker (CODM) assesses our financial performance. Our operations are analyzed as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions.

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Three months ended September 30,
	2008	2007
Revenues:
Canada	$14,115	$11,087
United States	70,177	68,063
United Kingdom	19,637	20,996
Germany	31,023	22,329
Rest of Europe	38,762	33,430
All other countries	8,909	8,062

Total revenues	$182,623	$163,967

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

The following table sets forth the distribution of long lived assets, representing capital assets and intangible assets- net, by significant geographic area, as of the periods indicated below.

	As of September 30, 2008	As of June 30, 2008
Long-lived assets:
Canada	$60,623	$53,970
United States	133,276	140,525
United Kingdom	31,264	33,080
Germany	32,443	41,143
Rest of Europe	48,517	50,823
All other countries	5,144	5,865

Total	$311,267	$325,406

It may be noted that our management and the CODM do not review the asset information hereinabove presented in order to assess performance and allocate resources.

NOTE 15—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,504	$7,327
Cash received during the period for interest	$1,767	$1,171
Cash paid during the year for income taxes	$3,452	$499

During the three months ended September 30, 2008, we acquired capital assets in the amount of $1.4 million which were accrued for but not paid as of September 30, 2008, (September 30, 2007 – $757,000).

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$408,618	$18,601	$60,766	$46,049	$283,202
Operating lease obligations *	80,518	18,522	38,206	9,186	14,604
Purchase obligations	4,576	1,946	2,246	384	—

	$493,712	$39,069	$101,218	$55,619	$297,806

*	Net of $5.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Rental expense of $4.2 million was recorded during the three months ended September 30, 2008. (Three months ended September 30, 2007- $4.0 million).

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage, see Note 10.

We do not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Domination agreement

On December 1, 2004, we announced that we had entered into a domination and profit transfer agreement (the IXOS DA) with IXOS. The IXOS DA came into force in August 2005 when it was registered in the commercial register at the local court in Munich. Under the terms of the IXOS DA, Open Text acquired the authority to issue directives to the management of IXOS. Also within the terms of the IXOS DA, Open Text offered to purchase the remaining Common Shares of IXOS for a cash purchase price of Euro 9.38 per share (“the Purchase Price”) which was the weighted average fair value of the IXOS Common Shares as of December 1, 2004. Additionally, Open Text has guaranteed a payment by IXOS to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“the Annual Compensation”). The purchase price of 9.38 Euro has been disputed and is under review by a competent authority appointed by the German courts. At this time we cannot predict what the final purchase price will be or whether the annual compensation will be increased.

The IXOS DA was registered on August 23, 2005. In the quarter ended September 30, 2005, we commenced accruing the amount payable to minority shareholders of IXOS on account of Annual Compensation. This amount has been accounted for as a “guaranteed dividend”, payable to the minority shareholders, and is recorded as a charge to minority interest in the Consolidated Statements of Income. Based on the number of minority IXOS shareholders as of September 30, 2008, the estimated amount of Annual Compensation for Fiscal 2009 is $478,000, of which $119,000 has been accrued for the three months ended September 30, 2008.

As of September 30, 2008 we continue to actively pursue the acquisition of the remainder of the IXOS minority interest through a “Squeeze Out” (SO) process. In connection with the SO we obtained, on December 11, 2007, a demand guarantee from a Canadian chartered bank in the amount of Euro 11.1 million for the purpose of guaranteeing the payment of the purchase consideration. The guarantee is valid for a period of one year ending on December 10, 2008 and is renewable for an additional period of one year. A meeting, in relation to the SO, was held in January, 2008. In early May 2008, the relevant court granted our request to “fast track” the registration of the SO; this decision has been appealed and it is not known, at this stage, when the appeal will be heard.

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

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

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

We have not disclosed a liability for guarantees, indemnities or warranties described above in the accompanying Condensed Consolidated Balance Sheets since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows. Currently, we are not involved in any significant litigation that we reasonably believe could materially impact our financial position or results of operations and cash flows.

NOTE 17—SPECIAL CHARGES (RECOVERIES)

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2006 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. The total cost incurred in conjunction with the Fiscal 2006 restructuring plan was $20.9 million which has been recorded within Special charges to date. The provision related to workforce reduction was completed as of September 30, 2007. On a quarterly basis, we conduct an evaluation of the balances relating to excess facilities and revise our assumptions and estimates, as appropriate. The provisions relating to the abandonment of excess facilities, such as contract settlements and lease costs, are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2008 is shown below.

Facility costs
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2008	$906
Accruals (recoveries)	—
Cash payments	(182)
Foreign exchange and other adjustments	(61)

Balance as of September 30, 2008	$663

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Fiscal 2004 Restructuring Plan

In the three months ended March 31, 2004, we recorded a restructuring charge of approximately $10.0 million relating to a charge associated with workforce reduction, excess facilities associated with the integration of the IXOS acquisition, write downs of capital assets and legal costs related to the termination of facilities (Fiscal 2004 restructuring plan). All actions relating to employer workforce reductions were completed, and the related costs expended, as of March 31, 2006. As of June 30, 2008 payments relating to excess facilities related to our Fiscal 2004 restructuring plan were paid. A reconciliation of the beginning and ending liability for the three months ended September 30, 2008 is shown below:

Facility costs
Fiscal 2004 Restructuring Plan
Balance as of June 30, 2008	$543
Accruals (recoveries)	—
Cash payments	(543)
Foreign exchange and other adjustments	—

Balance as of September 30, 2008	$—

NOTE 18—ACQUISITIONS

Fiscal 2009

eMotion LLC

In July 2008, we acquired eMotion LLC (eMotion), a division of Corbis Corporation. eMotion specializes in managing and distributing digital media assets and marketing content. The acquisition of eMotion will enhance our capabilities in the “digital asset management” market, giving us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions. eMotion is based in Seattle, Washington. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of eMotion have been consolidated with those of Open Text beginning July 3, 2008.

Total consideration for this acquisition was $3.8 million which consisted of $3.6 million in cash, net of cash acquired, and approximately $190,000 in costs directly related to this acquisition. An amount of $500,000 has been held back, as provided for in the purchase agreement, to provide for any adjustments to the purchase price in the one year period following the closing date of the acquisition. This additional amount, if payable, shall be paid subject to any adjustments, on July 3, 2009 and will increase the cost of the acquisition.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to eMotion’s net assets, based on their estimated fair values as of July 3, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $608)	$648
Long-term assets	238
Goodwill	3,678

Total assets acquired	4,564
Liabilities assumed	(739)

Net assets acquired	$3,825

The portion of the purchase price allocated to goodwill has been assigned to our North America reporting unit and is deductible for tax purposes.

A director of the Company received approximately $35,000 in consulting fees for assistance with the acquisition of eMotion. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Division of Spicer Corporation

In July 2008, we announced the acquisition of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics. The acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of Spicer have been consolidated with those of Open Text beginning July 1, 2008.

Total consideration for this acquisition was $11.6 million which consisted of $10.8 million in cash, approximately $262,000 in costs directly related to this acquisition and approximately $494,000 (Canadian dollars $500,000) related to amounts held back under the purchase agreement. This amount held back is expected to be paid within the next six months. In addition, a further amount of $494,000 (Canadian dollars $500,000) has been held back from the purchase price and will be recorded as part of the purchase only upon the resolution of certain contingencies.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Spicer’s net assets, based on their estimated fair values as of July 1, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of nil)	$932
Long-term assets	23
Customer assets	1,777
Technology assets	5,529
Goodwill	4,640

Total assets acquired	12,901
Liabilities assumed	(1,310)

Net assets acquired	$11,591

The useful life of the customer and technology assets has been estimated to be five and seven years, respectively.

The portion of the purchase price allocated to goodwill has been assigned to our North America reporting unit and 75% of it is deductible for tax purposes.

A director of the Company received approximately $54,000 in consulting fees for assistance with the acquisition of Spicer. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

Fiscal 2008

Purchase of an Asset Group Constituting a Business

On September 14, 2007 we acquired certain miscellaneous assets from a Canadian company in the amount of $2.2 million. Of the total purchase price of $2.2 million, approximately $9,000 has been allocated to the fair value of certain computer hardware and $2.1 million has been allocated to customer assets.

The useful life of customer assets has been estimated to be five years.

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

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

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

A director of the Company received approximately $84,000 in consulting fees for assistance with the acquisition of Momentum. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

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

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

Consideration for this acquisition, net of cash acquired, consisted of $412.5 million in cash including approximately $21.0 million associated with the open market purchases of Hummingbird shares acquired in June 2006 and $7.2 million of direct acquisition related costs.

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

Current assets (net of cash acquired of $88,287)	$69,067
Long-term assets	13,063
Customer assets	139,800
Technology assets	159,200
Goodwill	270,772

Total assets acquired	651,902
Liabilities assumed	(239,411)

Net assets acquired	$412,491

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to our North America, Europe and Other reporting units, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $43.0 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in June 2011. The liabilities related to employee termination costs have been substantially paid as of June 30, 2008, with the remaining balance expected to be paid on or before the fiscal year ended June 30, 2009. For further details relating to the type and amounts of these liabilities see Note 9.

A director of the Company received approximately $330,000 in consulting fees for assistance with the acquisition of Hummingbird. These fees are included in the purchase price allocation. The director abstained from voting on the transaction.

FIN 48

Upon the adoption of FIN 48, goodwill relating to the Hummingbird acquisition was reduced by an amount of $6.5 million (see Note 13).

OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements—(Continued)

For the Three Months Ended September 30, 2008

(Tabular amounts in thousands, except per share data)

IXOS

As of September 30, 2008, we owned 96.34% (June 30, 2008—96.33%) of the outstanding shares of IXOS. We increased our ownership of the shares of IXOS by way of open market purchases during the three months ended September 30, 2008. Total consideration paid for the purchase of shares of IXOS during the three months ended September 30, 2008 was approximately $35,000. The minority interest in IXOS has been adjusted to reflect the proportionate reduction in minority interest ownership in IXOS as a result of such open market purchases.

NOTE 19—SUBSEQUENT EVENTS

Acquisition of Captaris

On October 31, 2008 we announced the acquisition of Captaris, Inc. (Captaris) a provider of software products that automate “document-centric” processes. As a result of this acquisition Open Text acquired all of Captaris’s outstanding shares for a total amount of approximately US $131 million in cash. Captaris is based in Seattle, Washington. Shares of Captaris’s common stock, which prior to the acquisition traded on the Nasdaq Global Market under the symbol “CAPA,” are in the process of being delisted from trading.

The Fiscal 2009 Restructuring Plan and the Captaris Restructuring Plan

On November 3, 2008 we announced the implementation of a plan to restructure our operations and consolidate our excess facilities (Fiscal 2009 restructuring plan). Total costs in connection with this plan are expected to be approximately $20 million and significant actions expected to take place, are as follows:

•	Employee reductions of approximately 10 percent of our workforce.

•	Closure of office facilities.

•	Other costs.

These are preliminary estimates and may change upon the finalization of the complete details of the Fiscal 2009 restructuring plan; we expect to finalize these details during November 2008. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities expenditures relating to the Fiscal 2009 restructuring plan will be charged to income from continuing operations and recorded under “Special Charges” within the Consolidated Statements of Income. We expect to complete, substantially, all significant actions related to the Fiscal 2009 restructuring plan by December 31, 2009.

In addition, we also expect to make certain reductions in the legacy employee head count and office facilities of Captaris (Captaris restructuring plan) and are, at the moment, in the process of finalizing the significant actions and costs relating to this initiative. In accordance with EITF 95-3 the expenditures relating to the Captaris restructuring plan will be included as part of the cost of the acquisition of Captaris.

Normal Course Issuer Bid

On November 3, 2008, we announced our intention to make a Normal Course Issuer Bid (NCIB) to repurchase, from time to time, until November 6, 2009, if considered advisable, up to an aggregate of 2,593,263 of our common shares. All common shares purchased by Open Text pursuant to the NCIB will be cancelled. The NCIB will expire on November 6, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our condensed consolidated financial statements for the three months ended September 30, 2008 (the Notes), certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and our accompanying Notes under Part I, Item I of this Form 10-Q.

All growth and percentage comparisons made herein refer to the three months ended September 30, 2008 (first quarter of Fiscal 2009) compared with the three months ended September 30, 2007 (first quarter of Fiscal 2008), unless otherwise noted. All references to “Notes” made herein are references to the Notes to our consolidated financial statements.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,000 people worldwide.

Milestones:

Significant milestones for the quarter ended September 30, 2008 (and up to the date of the filing of this report) were as follows:

•	Total revenue increased by 11.4% on a quarter over quarter basis to $182.6 million.

•	License revenue increased to $50.1 million, equivalent to a 13.1% increase over the same period in the prior fiscal year.

•

In October 2008, we announced that we will be unveiling records management and archiving capabilities for Microsoft Corporation’s (Microsoft) new “cloud-based” operating system, Windows Azure TM through our Enterprise Library Services offering, early next year.

•	On October 31, 2008 we announced that we acquired Captaris Inc. (discussed in more detail later in this document).

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry. We seek acquisitions that support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Since the beginning of Fiscal 2009, we made the following acquisitions:

eMotion LLC

In July 2008, we acquired eMotion LLC (eMotion), a division of Corbis Corporation, based in Seattle, Washington. eMotion specializes in managing and distributing digital media assets and marketing content. We believe the acquisition of eMotion will enhance our capabilities in the “digital asset management” market, giving us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.

Total consideration for this acquisition was $3.8 million, which consisted of $3.6 million in cash, net of cash acquired, and approximately $190,000 in costs directly related to this acquisition. An amount of $500,000 has been held back, as provided for in the purchase agreement, to provide for any adjustments to the purchase price in the one-year period following the closing date of the acquisition. This additional amount, if payable, shall be paid subject to any adjustments, on July 3, 2009 and will increase the cost of the acquisition.

Division of Spicer Corporation

In July 2008, we announced the acquisition of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics. We believe this acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality.

Total consideration for this acquisition was $11.6 million, which consisted of $10.8 million in cash, approximately $262,000 in costs directly related to this acquisition and approximately $494,000 (Canadian dollars $500,000) related to amounts held back under the purchase agreement. This amount held back is expected to be paid within the next six months. In addition, a further amount of $494,000 (Canadian dollars $500,000) has been held back from the purchase price and will be recorded as part of the cost of the acquisition only upon the resolution of certain contingencies.

Captaris

On October 31, 2008 we announced the acquisition of Captaris, Inc. (Captaris) a provider of software products that automate “document-centric” processes. As a result of this acquisition Open Text has acquired all of Captaris’s outstanding shares for a total amount of approximately $131 million in cash. We believe that this acquisition strengthens our position as the ECM market’s independent leader and broadens the suite of solutions we offer that integrate with SAP, Microsoft and Oracle solutions. Shares of Captaris’s common stock, which prior to the acquisition traded on the Nasdaq Global Market under the symbol “CAPA,” are in the process of being delisted from trading.

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

Our revenue from partners contributed approximately 37% of our license revenues in the three months ended September 30, 2008 compared to approximately 34% during the three months ended September 30, 2007.

Outlook for Fiscal 2009

We believe that we have a strong position in the ECM market despite the current general economic slow-down. We have a diversified “footprint”, in that more than 50% of our revenues are from outside of North America, which helps to insulate us from the “slowdown” currently being experienced in the U.S. economy. Also, slightly over 50% of our revenues are from maintenance revenues, which are a recurring source of income and as such, we expect this trend to continue, as historically our renewal rate for maintenance services is in excess of 90%. Additionally, our focus on compliance-based products also helps insulate us from “downturns” in the macro-economic environment.

We expect our revenue “mix” to be in the following ranges:

(% of total revenue)
License	30% to 35%
Customer support	45% to 50%
Services	20% to 25%

Our focus for Fiscal 2009 will be to:

•	continue to grow license revenue;

•	continue to focus on partner-influenced sales; and

•	continue to manage our costs effectively and reduce costs as appropriate.

Results of Operations

The following table presents an overview of our results of operations:

(in thousands)	Three months ended September 30,		Change/ increase (decrease)
	2008	2007
Total revenues	$182,623	$163,967	$18,656
Total cost of revenues	56,936	53,808	3,128

Gross profit	125,687	110,159	15,528
Operating expenses	102,710	89,190	13,520

Income from operations	22,977	20,969	2,008
Other expense, net, interest expense net, income taxes and minority interest	(8,316)	(13,169)	4,853

Net income	$14,661	$7,800	$6,861
Gross margin	68.8%	67.2%	N/A

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	Three months ended September 30,		Change/ increase (decrease)
	2008	2007
License	$50,074	$44,260	$5,814
Customer support	98,429	86,304	12,125
Services	34,120	33,403	717

Total	$182,623	$163,967	$18,656

(% of total revenue)	Three months ended September 30,
	2008	2007
License	27.4%	27.0%
Customer support	53.9%	52.6%
Services	18.7%	20.4%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	Three months ended September 30,		Change/ increase (decrease)
	2008	2007
North America	$84,292	$79,150	$5,142
Europe	89,422	76,755	12,667
Other	8,909	8,062	847

Total	$182,623	$163,967	$18,656

% of total revenue	Three months ended September 30,
	2008	2007
North America	46.2%	48.3%
Europe	49.0%	46.8%
Other	4.8%	4.9%

Total	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $5.8 million primarily as the result of increased revenues from our European operations and the impact of increased partner influenced sales. Of the total growth achieved, Europe accounted for $5.6 million of the increase, while North America and the “Other” geographic area contributed equally to the remainder of the increase. Approximately 37% of our license revenue came from partner-related transactions in the first quarter of Fiscal 2009 versus approximately 34% in the first quarter of Fiscal 2008.

Overall, our average license transaction size (for license transactions in excess of $75,000) went up, from $220,000 in the first quarter of Fiscal 2008 to $310,000 in the first quarter of Fiscal 2009.

In addition, we had 6 individual license transactions of $1.0 million or greater in the first quarter of Fiscal 2009, compared to 3 such transactions in the first quarter of Fiscal 2008.

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

Customer support revenues increased by approximately $12.1 million primarily as the result of growth from our operations in North America and Europe. Of the total growth achieved, North America accounted for $5.8 million of the increase, Europe contributed $5.6 million of the increase and the Other geographic area contributed to the remainder.

Service Revenue consists of revenues from consulting contracts and contracts to provide training and integration services.

Service revenues remained relatively flat, increasing only slightly by approximately $700,000 primarily as the result of growth from our Europe operations.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	Three months ended September 30,		Change/ increase (decrease)
	2008	2007
License	$2,893	$3,554	$(661)
Customer Support	15,567	12,598	2,969
Service	27,729	27,504	225
Amortization of acquired technology intangible assets	10,747	10,152	595

Total	$56,936	$53,808	$3,128

	Three months ended September 30,
Gross Margin	2008	2007
License	94.2%	92.0%
Customer Support	84.2%	85.4%
Service	18.7%	17.7%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

The slight decrease in the cost of license revenue was primarily due to lower production costs and this contributed to the increase in overall gross margin.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $3.0 million primarily due to an increase in direct costs associated with increased customer service revenues and an increase in headcount of 49 employees. Overall gross margin on customer support revenue has remained relatively stable at approximately 84%.

Cost of service revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant component of these costs is personnel related expenses. The other components include travel costs and third party subcontracting.

The slight increase in cost of service revenues was primarily due to increased training costs. Overall gross margin on service revenue has improved as a result of improved execution of billable utilization and longer term assignments.

Amortization of acquired technology intangible assets increased by $595,000 primarily due to the overall impact of increased levels of intangible assets in the first quarter of Fiscal 2009 compared to the first quarter of Fiscal 2008.

Operating Expenses

The following tables set forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	Three months ended September 30,		Change/ increase (decrease)
	2008	2007
Research and development	$28,578	$23,983	$4,595
Sales and marketing	44,832	37,859	6,973
General and administrative	18,387	17,010	1,377
Depreciation	2,698	2,984	(286)
Amortization of acquired customer intangible assets	8,215	7,415	800
Special charges (recoveries)	—	(61)	61

Total	$102,710	$89,190	$13,520

	Three months ended September 30,
(in % of total revenue)	2008	2007
Research and development	15.6%	14.6%
Sales and marketing	24.5%	23.1%
General and administrative	10.1%	10.4%
Depreciation	1.5%	1.8%
Amortization of acquired customer intangible assets	4.5%	4.5%
Special charges (recoveries)	0.0%	0.0%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $4.6 million primarily due to an increase in direct labour and labour-related benefits and expenses of $3.9 million and the remaining increase is the result of miscellaneous other expenses.

In Fiscal 2009 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $7.0 million primarily due to an increase in direct labour and labour-related benefits and expenses of $4.1 million. The increase in labour costs is attributable to an increase in headcount of 120 employees. The remaining increase is the result of an increase in travel expenses of approximately $483,000 and a net increase in office, overhead and miscellaneous expenses.

In Fiscal 2009 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

General and administrative expenses increased slightly by $1.4 million primarily due to an increase in direct labour and labour-related benefits and expenses of $2.3 million, offset by a net decrease in office, overhead and miscellaneous expenses. The increase in labour costs is attributable to an increase in headcount of 39 employees.

In Fiscal 2009 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Depreciation expenses remained relatively stable.

Amortization of acquired intangible customer assets has remained stable at 4.5% of revenue. The slight increase of $800,000 is primarily due to the overall impact of increased levels of intangible assets in the first quarter of Fiscal 2009 compared to the first quarter of Fiscal 2008.

Net interest expense is primarily made up of cash interest paid on our debt facilities and payments/receipts on the interest rate collar, as well as the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt obtained in October 2006, (term loan), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. In addition, as required by the lenders of the term loan, we also entered into an interest rate collar (collar) which enclosed the floating portion of our interest rate obligations associated with a portion of the term loan, within an upper limit of 5.34% and a lower limit of 4.79%. We account for the collar as a derivative instrument that is marked to market, with the changes in fair value being charged to interest expense in the period to which such changes relate. This change in value is the “theoretical” or unrealized (gain)/loss on the interest rate collar and reflects the change in the fair value of the collar between reporting periods.

To date, since entering into the agreement, we have made net payments of $1.5 million on the collar. We expect to make a payment of approximately $394,000 on the collar in the second quarter of Fiscal 2009. Although we are not able to predict future changes in the fair value of the collar with certainty, or the amount that we expect to pay or receive in future quarters, we expect to see its fair value approach nil as the collar approaches its contractual maturity (December, 2009).

Net interest expense decreased by $4.9 million, of which $4.3 million was the result of lower interest expenses and $596,000, the result of higher interest income earned.

The decrease in interest expense is primarily due to (i) a decrease in the interest paid on the term loan of $3.6 million and (ii) a decrease in the unrealized loss on the fair value of the collar of $2.1 million offset by (iii) an increase in the amount paid on the collar of $772,000, and (iv) an increase in tax-related interest expense of $732,000. The remainder of the change in interest expense is due to miscellaneous items.

The increase in interest income is on account of larger interest earnings related to a larger pool of investable cash.

For more details on interest expenses see Note 10 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Liquidity and Capital Resources

As of September 30, 2008, our cash and cash equivalents were made up of cash and bank-issued term deposits with maturities of 30 days or less. We are able to access our cash easily, for regular operational use, since we have no exposure to illiquid investments or distressed securities.

Cash flows provided by operating activities

Cash flows from operating activities decreased by $7.4 million due to a decrease in non-cash adjustments of $6.2 million and a decrease in operating assets and liabilities of $8.1 million, offset by an increase in net income of $6.9 million.

The decrease in non-cash adjustments was primarily due to the incremental impact of significantly larger excess tax benefits on the exercise of stock options by our US employees of $6.2 million (which is required to be presented as an outflow of operating cash flow) and a decrease in the unrealized loss on the fair value of our collar by $2.1 million as a result of increasing interest rates, offset by a slight increase in depreciation and amortization of $1.1 million, an increase in the accrual for our employee long-term incentive plan of approximately $874,000 (partially due to a full quarter impact of this accrual), and the remainder relating to miscellaneous items.

The decrease in operating assets and liabilities of $8.1 million is primarily due to lower deferred revenue balances in the amount of $15.7 million, lower accounts payable and accrued liabilities in the amount of $12.9 million, offset by an increase in taxes payable of $4.2 million and a reduction in accounts receivable of $17.4 million. The remaining movement in operating assets and liabilities is due to miscellaneous changes in prepaid expenses, other current assets and other assets.

The overall decrease in working capital was due to overall cash collections during the quarter being offset by payments of higher levels of accrued liabilities relating to Fiscal 2008 year end accruals.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions. In the aftermath of our more significant acquisitions, such as IXOS and Hummingbird, we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired company. These plans are recognized in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities. In addition we also spend recurring amounts on purchases of miscellaneous capital assets.

In the first quarter of Fiscal 2009, cash flows used in investing activities were higher by $13.6 million compared to the first quarter of Fiscal 2008. This increase in spending was due to an additional $2.7 million having been spent on capital assets, an incremental $12.3 million relating to new acquisitions, and investments of $3.6 million in marketable securities, offset by a decrease of $4.8 million in acquisition costs, due to the trailing off of payments which are at the end of the contractual period for certain acquired leased facilities, and the remainder due to decreased purchases of the IXOS minority interest.

In addition, as indicated earlier in this document, we expended approximately $131 million in cash to acquire Captaris on October 31, 2008.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing, monies received from the issuance of shares exercised by our employees and excess tax benefits on the exercise of stock options by our US employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

During the first quarter of Fiscal 2009, cash flow from financing activities was higher by $36.5 million compared to the first quarter of Fiscal 2008 primarily due to the fact that we did not make any non-scheduled prepayments on our long-term debt financing during the first quarter of Fiscal 2009 compared to a non-scheduled prepayment of $30.0 million in the first quarter of Fiscal 2008 and also due to additional cash received of $6.2 million relating to an increase in excess tax benefits on the exercise of stock options by our US employees. The remaining increase in cash flows from financing activities is due to miscellaneous items. We did not enter in enter into any new or additional long-term debt arrangements during the first quarter of Fiscal 2009.

Long-term Debt and Credit Facilities

On October 2, 2006, we acquired a $465.0 million credit agreement (credit agreement) with a Canadian chartered bank consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. The credit agreement is guaranteed by us and certain of our subsidiaries. (See Note 10 for details relating to an additional, non significant, mortgage financing arrangement).

Term loan

The term loan has a seven-year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date (i.e. from the inception of the term loan in October, 2006 to current date) we have made total prepayments of $90.0 million of the principal on the term loan. These payments have reduced the current quarterly principal payment to approximately $748,000. There were no prepayments made during the three months ended, September 30, 2008.

As of September 30, 2008, the carrying value of the term loan was $293.3 million and we are in compliance with all loan covenants relating to this facility.

As discussed earlier in the “Net Interest Expense” section above, we have limited our exposure to the floating rate portion of the interest rate on the term loan, by entering into a three-year interest-rate collar that has the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of September 30, 2008, the hedged portion of the loan is $150.0 million (June 30, 2008—$150.0 million).

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. During Fiscal 2008, we obtained a demand guarantee, under the revolver, in the amount of Euro 11.1 million. See Note 16 for details.

There were no borrowings outstanding under the revolver as of September 30, 2008, and through to the date hereof, we have not borrowed any amounts under the revolver.

Building held for sale

We currently own a building in Toronto, Canada (acquired as part of the acquisition of Hummingbird), which we have classified as an “asset held for sale”. Although we cannot determine the eventual selling price or the timing of the sale, we are actively marketing the property and expect to sell the building during Fiscal 2009. As of September 30, 2008, the fair value of the building was estimated to be, and recorded at, Canadian Dollars $5.9 million.

Normal Course Issuer Bid

On November 3, 2008, we announced our intention to make a Normal Course Issuer Bid (NCIB) to repurchase, from time to time, until November 6, 2009, if considered advisable, up to an aggregate of 2,593,263 of our common shares. All common shares purchased by Open Text pursuant to the NCIB will be cancelled. The NCIB will expire on November 6, 2009.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$408,618	$18,601	$60,766	$46,049	$283,202
Operating lease obligations *	80,518	18,522	38,206	9,186	14,604
Purchase obligations	4,576	1,946	2,246	384	—

	$493,712	$39,069	$101,218	$55,619	$297,806

*	Net of $5.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

Rental expense of $4.2 million was recorded during the three months ended September 30, 2008. (Three months ended September 30, 2007- $4.0 million).

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition (including any possible changes in our financial condition), revenue, expenses, and results of operations, liquidity, capital expenditures or capital resources. In accordance with United States generally accepted accounting principles (U.S. GAAP), neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible assets –Impairment Assessments

•	Accounting for income taxes

•	Legal and Other Contingencies

•	The valuation of stock options granted and liabilities related to share-based payments, including the long-term incentive plan

•	Allowances for doubtful accounts

•	Facility and restructuring accruals

•	Financial instruments

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

New Accounting Standards

For information relating to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of September 30, 2008. As of September 30, 2008 we had an outstanding balance of $293.3 million on this loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of September 30, 2008, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of September 30, 2008 is outstanding for the entire period.

We manage our interest rate exposure, relating to $150.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $150.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009. As of September 30, 2008, the fair value of the collar was a payable in the amount of $2.1 million.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of September 30, 2008, this balance represented approximately 63% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008. These, are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Recent events have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, events seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, rapid changes to the foreign currency exchange regime may adversely affect our financial results. Material increases in LIBOR may increase the debt payment costs for the portion of our credit facilities that we have not hedged. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or some other opportunity that would require a significant investment in resources. Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

Item 5. Other Information

Appointment of New Director.

On August 26, 2008 we announced the appointment of H. Garfield Emerson, Q.C. to our Board of Directors. Mr. Emerson is a lawyer with extensive experience in corporate governance and mergers and acquisitions and is currently Principal of Emerson Advisory, an independent business and financial advisory firm. He is a certified director of the Institute of Corporate Directors and a member of the Directors in Residence faculty of The Directors College, sponsored by the DeGroote School of Business (McMaster University) and the Conference Board of Canada. Mr. Emerson is the past National Chair of Fasken Martineau DuMoulin LLP, a national Canadian law firm, and is the former President and CEO of NM Rothschild & Sons, Canada Limited, an investment banking firm affiliated with NM Rothschild & Sons Limited, London, England, where he provided investment banking and financial advisory services in the areas of mergers and acquisitions, corporate finance, restructurings, and privatizations. Prior to this, Mr. Emerson was a senior partner of the law firm, Davies, Ward & Beck, where he was engaged in securities and corporate law and mergers and acquisitions.

In addition to his directorship of Open Text, Mr Emerson is the Chairman of the Board of Directors of First Calgary Petroleums Ltd, and a director of CAE Inc., Canadian Tire Corporation, Limited, Sentry Select Capital Corp., Wittington Investments, Limited and Pelmorex Investments Inc.

The Fiscal 2009 Restructuring Plan and the Captaris Restructuring Plan

On November 3, 2008 we announced the implementation of a plan to restructure our operations and consolidate our excess facilities (Fiscal 2009 restructuring plan). Total costs in connection with this plan are expected to be approximately $20 million and significant actions expected to take place, are as follows:

•	Employee reductions of approximately 10 percent of our workforce.

•	Closure of office facilities.

•	Other costs.

These are preliminary estimates and may change upon the finalization of the complete details of the Fiscal 2009 restructuring plan; we expect to finalize these details during November 2008. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities expenditures relating to the Fiscal 2009 restructuring plan will be charged to income from continuing operations and recorded under “Special Charges” within the Consolidated Statements of Income. We expect to complete, substantially, all significant actions related to the Fiscal 2009 restructuring plan by December 31, 2009.

In addition, we also expect to make certain reductions in the legacy employee head count and office facilities of Captaris (Captaris restructuring plan) and are, at the moment, in the process of finalizing the significant actions and costs relating to this initiative. In accordance with EITF 95-3 the expenditures relating to the Captaris restructuring plan will be included as part of the cost of the acquisition of Captaris.

Normal Course Issuer Bid

On November 3, 2008, we announced our intention to make a Normal Course Issuer Bid (NCIB) to repurchase, from time to time, until November 6, 2009, if considered advisable, up to an aggregate of 2,593,263 of our common shares. All common shares purchased by Open Text pursuant to the NCIB will be cancelled. The NCIB will expire on November 6, 2009.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and plan of merger between Open Text Corporation, Open Text Inc., Oasis Merger Corporation and Captaris Inc., dated September 3, 2008 (1)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 5, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: November 5, 2008	By:	/s/ JOHN SHACKLETON
John Shackleton
President and Chief Executive Officer

/s/ PAUL MCFEETERS
Paul McFeeters
Chief Financial Officer