Form 10-Q
period 2008-12-31
OPEN TEXT CORP
filed 2009-02-04
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________
FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                              to

Commission file number: 0-27544
_______________________

OPEN TEXT CORPORATION
(Exact name of registrant as specified in its charter)
_______________________

CANADA	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1
(Address of principal executive offices)

Registrant’s telephone number, including area code: (519) 888-7111
(Former name former address and former fiscal year, if changed since last report)
_________________________
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

At January 26, 2009, there were 51,900,406 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share data)

	December 31,	June 30,
	2008	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$172,870	$254,916
Accounts receivable trade, net of allowance for doubtful accounts of $4,128 as of December 31, 2008 and $3,974 as of June 30, 2008 (note 9)	126,757	134,396
Inventory (note 4)	2,227	-
Income taxes recoverable (note 15)	6,655	16,763
Prepaid expenses and other current assets	12,029	10,544
Deferred tax assets (note 15)	16,604	13,455
Total current assets	337,142	430,074

Investments in marketable securities (note 3)	2,789	-
Capital assets (note 5)	40,163	43,582
Goodwill (note 6)	577,244	564,648
Acquired intangible assets (note 7)	383,325	281,824
Deferred tax assets (note 15)	62,305	59,881
Other assets (note 8)	9,656	10,491
Long-term income taxes recoverable (note 15)	40,776	44,176
Total assets	$1,453,400	$1,434,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$123,715	$99,035
Current portion of long-term debt (note 12)	3,412	3,486
Deferred revenues	169,858	176,967
Income taxes payable (note 15)	140	13,499
Deferred tax liabilities (note 15)	3,366	4,876
Total current liabilities	300,491	297,863
Long-term liabilities:
Accrued liabilities (note 10)	21,718	20,513
Pension liability (note 11)	16,243	-
Long-term debt (note 12)	300,307	304,301
Deferred revenues	6,957	2,573
Long-term income taxes payable (note 15)	51,240	54,681
Deferred tax liabilities (note 15)	144,701	109,912
Total long-term liabilities	541,166	491,980
Minority interest (note 20)	-	8,672
Shareholders’ equity:
Share capital (note 13)
51,887,209 and 51,151,666 Common Shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively; Authorized Common Shares: unlimited	444,512	438,471
Additional paid-in capital	48,441	39,330
Accumulated other comprehensive income	55,827	110,819
Retained earnings	62,963	47,541
Total shareholders’ equity	611,743	636,161
Total liabilities and shareholders’ equity	$1,453,400	$1,434,676
Commitments and contingencies (note 18)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
License	$64,852	$55,158	$114,926	$99,418
Customer support	100,438	90,614	198,867	176,918
Service and other	42,361	36,762	76,481	70,165
Total revenues	207,651	182,534	390,274	346,501
Cost of revenues:
License	5,281	4,649	8,174	8,203
Customer support	17,356	14,191	32,923	26,789
Service and other	31,881	30,192	59,610	57,696
Amortization of acquired technology-based intangible assets	11,799	10,308	22,546	20,460
Total cost of revenues	66,317	59,340	123,253	113,148
Gross profit	141,334	123,194	267,021	233,353
Operating expenses:
Research and development	29,948	26,147	58,526	50,130
Sales and marketing	49,347	42,300	94,179	80,159
General and administrative	18,280	16,955	36,667	33,965
Depreciation	2,920	3,752	5,618	6,736
Amortization of acquired customer-based intangible assets	10,138	7,514	18,353	14,929
Special charges (recoveries) (note 19)	11,446	(47)	11,446	(108)
Total operating expenses	122,079	96,621	224,789	185,811
Income from operations	19,255	26,573	42,232	47,542
Other income (expense), net	(12,532)	(3,683)	(11,803)	(5,510)
Interest income (expense), net	(5,347)	(7,567)	(8,341)	(15,439)
Income before income taxes	1,376	15,323	22,088	26,593
Provision for income taxes (note 15)	683	4,511	6,615	7,854
Net income before minority interest	693	10,812	15,473	18,739
Minority interest (note 18)	(68)	127	51	254
Net income for the period	$761	$10,685	$15,422	$18,485
Net income per share—basic (note 14)	$0.01	$0.21	$0.30	$0.37
Net income per share—diluted (note 14)	$0.01	$0.20	$0.29	$0.35

Weighted average number of Common Shares outstanding—basic	51,873	50,736	51,586	50,511

Weighted average number of Common Shares outstanding— diluted	53,242	52,689	52,955	52,224

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(In thousands of U.S. Dollars)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Retained earnings (deficit), beginning of period	$62,202	$2,335	$47,541	$(5,465)
Net income	761	10,685	15,422	18,485
Retained earnings, end of period	$62,963	$13,020	$62,963	$13,020

 See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income for the period	$15,422	$18,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,517	42,125
In-process research and development	121	500
Share-based compensation expense	2,533	1,718
Employee long-term incentive plan	2,805	757
Excess tax benefits from share-based compensation	(6,653)	(766)
Undistributed earnings related to minority interest	51	254
Pension expense	906	—
Amortization of debt issuance costs	550	711
Unrealized (gain) loss on financial instruments	807	2,851
Loss on sale and write down of capital assets	269	—
Deferred taxes	3,915	(4,113)
Changes in operating assets and liabilities:
Accounts receivable	32,790	7,579
Inventory	(609)	—
Prepaid expenses and other current assets	(861)	(197)
Income taxes	6,469	8,554
Accounts payable and accrued liabilities	(16,097)	1,472
Deferred revenue	(25,613)	(8,883)
Other assets	1,334	510
Net cash provided by operating activities	64,656	71,557

Cash flows from investing activities:
Additions of capital assets - net	(2,094)	(3,386)
Purchase of a division of Spicer Corporation	(10,836)	—
Purchase of eMotion LLC, net of cash acquired	(3,635)	—
Purchase of Captaris Inc., net of cash acquired	(101,499)	—
Additional purchase consideration for prior period acquisitions	(4,612)	(439)
Purchase of an asset group constituting a business	—	(2,209)
Investments in marketable securities	(3,608)	—
Acquisition related costs	(7,288)	(11,842)
Net cash used in investment activities	(133,572)	(17,876)

Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	6,653	766
Proceeds from issuance of Common Shares	6,039	9,217
Repayment of long-term debt	(1,721)	(61,877)
Debt issuance costs	—	(349)
Net cash provided by (used in) financing activities	10,971	(52,243)
Foreign exchange gain (loss) on cash held in foreign currencies	(24,101)	8,292
Increase (decrease) in cash and cash equivalents during the period	(82,046)	9,730
Cash and cash equivalents at beginning of the period	254,916	149,979
Cash and cash equivalents at end of the period	$172,870	$159,709

Supplementary cash flow disclosures (note 17)

See accompanying Notes to Condensed Consolidated Financial Statements

 OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2008
(Tabular amounts in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Open Text Corporation and our wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and methods of their application are consistent with those used and described in our annual consolidated financial statements for the fiscal year ended June 30, 2008. The consolidated financial statements do not include certain of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The information furnished reflects all adjustments necessary for a fair presentation of the results for the interim periods presented and includes the financial results of Captaris Inc. (Captaris), with effect from November 1, 2008 (see Note 20). The operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results expected for any succeeding quarter. During the quarter ended December 31, 2008 we established and adopted certain additional critical accounting policies as a consequence of our acquisition of Captaris (see Note 2). Other than the establishment and adoption of these additional critical accounting policies there have been no significant changes in our critical accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition including allowances for estimated returns and right of return, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, (xiv) accounting for income taxes, and (xv) valuation of inventory.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), including the effect of foreign currency translations resulting from the consolidation of subsidiaries where the functional currency is a currency other than the U.S. Dollar. Our total comprehensive income (loss) is as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Other comprehensive income (loss):
Foreign currency translation adjustment	$(12,969)	$16,825	$(54,224)	$37,694
Unrealized loss on investments in marketable securities	(509)	—	(768)	—
Net income for the period	761	10,685	15,422	18,485
Comprehensive income (loss) for the period	$(12,717)	$27,510	$(39,570)	$56,179

Reclassification

Certain prior period comparative figures have been adjusted to conform to current period presentation including reclassifications related to a change we made in our method of allocating operating expenses.

As a result of such reclassifications, Research and development expenses increased with a corresponding decrease to Sales and marketing expenses by approximately $223,000 and $474,000, respectively, for the three and six months ended December 31, 2007, from previously reported amounts.

There was no change to income from operations or net income (loss) per share in any of the periods presented as a result of these reclassifications.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 is effective for us beginning July 1, 2009, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method and therefore the pending adoption of EITF 08-06 is not expected to have any impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-07, Accounting for Defensive Assets (EITF 08-07). EITF 08-07 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them and requires an acquirer (in a business combination) to account for such defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period that the asset diminishes in value.   EITF 08-07 is effective for intangible assets acquired by us on or after July 1, 2009, with early adoption prohibited.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS142-3 is effective for us beginning July 1, 2009 and early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires additional disclosures about the objectives of an entity's derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us during the quarter ended March 31, 2009 and the disclosures required by SFAS 161 will be included in our future consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R) which replaces SFAS No. 141 Business Combinations (SFAS 141). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On July 1, 2008, we adopted SFAS 157 except for those items that have been deferred under FSP FAS 157-2 and such adoption did not have a material impact on our consolidated financial statements (see Note 3). We are currently assessing the potential impact that the full adoption of SFAS 157 will have on our consolidated financial statements.

Accounting Policy Updates

 As a result of our acquisition of Captaris during the quarter ended December 31, 2008, we established and adopted accounting policies relating to the following:

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense, based upon management’s assumptions, consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability, respectively, on the balance sheet.

Inventories

Inventories are valued at the lower of cost (as calculated on a first in first out basis) or market value. In addition, full provisions are recorded for surplus inventory deemed to be obsolete or inventory in excess of six month’s forecasted demand.

Revenue Recognition

Allowance for product returns

We provide allowances for estimated returns and return rights that exist for certain legacy Captaris customers. In general, our customers are not granted return rights at the time of sale. However, Captaris has historically accepted returns and, therefore, reduced revenue recognized for estimated product returns. For those customers to whom we do grant return rights, we reduce revenue by an estimate of these returns. If we cannot reasonably estimate these returns, we defer the revenue until the return rights lapse. For software sold to resellers for which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

 NOTE 3—FAIR VALUE MEASUREMENTS

We adopted SFAS 157, except for those items that have been deferred under FSP FAS 157-2, on July 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

 SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2008:

		Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities	$2,789	$2,789	n/a	n/a

Total financial assets	$2,789	$2,789	n/a	n/a
Liabilities:
Derivative financial instrument	$3,605	n/a	$3,605	n/a

Total financial liabilities	$3,605	n/a	$3,605	n/a

Our valuation techniques used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exist. Our valuation techniques used to measure the fair values of the derivative instrument, the counterparty to which has high credit ratings, were derived from the pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instrument. Our discounted cash flow techniques use observable market inputs, such as three month LIBOR-based yield curves, foreign currency spot and forward rates and implied volatilities. In addition, on December 30, 2008, we entered into certain foreign currency forward contracts the fair value of which, on December 31, 2008, using Level 2 valuation methodology, was nil.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2008, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 4— INVENTORIES

As of December 31, 2008
Finished Goods	$1,680
Components	547
$2,227

Inventories consist primarily of fax boards that were acquired as part of our acquisition of Captaris (see Note 20).

NOTE 5—CAPITAL ASSETS

	As of December 31, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,895	$7,287	$3,608
Office equipment	8,978	7,877	1,101
Computer hardware	71,973	63,118	8,855
Computer software	23,088	16,986	6,102
Leasehold improvements	17,981	11,476	6,505
Land and buildings *	15,229	1,237	13,992
	$148,144	$107,981	$40,163

	As of June 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,490	$8,877	$1,613
Office equipment	10,251	8,948	1,303
Computer hardware	80,499	72,654	7,845
Computer software	28,015	21,819	6,196
Leasehold improvements	15,160	11,295	3,865
Land and buildings *	24,261	1,501	22,760
	$168,676	$125,094	$43,582

   ________________________________
*
A building that was recorded as an “asset held for sale” was sold in December 2008 for Canadian dollars $5.8 million. Inclusive of selling costs a loss of Canadian dollars $302,000 was recorded upon the sale.

NOTE 6—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2007:

Balance, June 30, 2007	$528,312
Purchase of an asset group constituting a business (note 20)	2,199
Adjustments relating to prior acquisitions	5,930
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	34,687
Balance, June 30, 2008	564,648
Acquisition of a division of Spicer Corporation (note 20)	4,815
Acquisition of Captaris Inc.(note 20)	44,692
Amount allocated to intangible assets	(2,081)
Adjustments relating to prior acquisitions	(3,846)
Adjustments on account of foreign exchange	(30,984)
Balance, December 31, 2008	$577,244

Adjustments relating to prior acquisitions relate primarily to: (i) adjustments to plans formulated in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) relating to employee termination and abandonment of excess facilities and (ii) the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2007	$179,216	$164,108	$343,324
Acquisition of Momentum	—	1,900	1,900
Amortization expense	(41,515)	(30,759)	(72,274)
Foreign exchange and other impacts	4,002	4,872	8,874
Net book value, June 30, 2008	141,703	140,121	281,824
Acquisition of Captaris Inc. (note 20)	60,000	72,000	132,000
Acquisition of eMotion LLC (note 20)	1,450	2,357	3,807
Acquisition of a division of Spicer Corporation (note 20)	5,529	1,777	7,306
Purchase of an asset group constituting a business (note 20)	—	2,081	2,081
Amortization expense	(22,546)	(18,353)	(40,899)
Foreign exchange and other impacts	(379)	(2,415)	(2,794)
Net book value, December 31, 2008	$185,757	$197,568	$383,325

The range of amortization periods for intangible assets is from 3-10 years.

The following table shows the estimated future amortization expense for the fiscal periods indicated below. This calculation assumes no future adjustments to acquired intangible assets:
s
Fiscal years ending June 30,
2009 (six months ended June 30)	$46,323
2010	80,967
2011	78,151
2012	74,348
2013	72,239
Total	$352,028

NOTE 8—OTHER ASSETS

	As of December 31, 2008	As of June 30, 2008
Debt issuance costs	$5,276	$5,834
Deposits	1,992	1,848
Long-term prepaid expenses	1,761	2,116
Pension assets	553	598
Miscellaneous other amounts	74	95
	$9,656	$10,491

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of our long-term debt.  Deposits relate to security deposits provided to landlords in accordance with facility lease agreements.  Long-tem prepaid expenses relate to certain advance payments on long-term patent licenses that are being amortized over a period of seven years. Pension assets relate to a pension asset recognized under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158) relating to a pension plan for legacy IXOS employees (see Note 11).

NOTE 9—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (AfDA) as of June 30, 2007	$2,089
Bad debt expense for the year	2,855
Write-off /adjustments	(970)
Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the period	2,651
Write-off /adjustments	(2,497)
Balance of allowance for doubtful accounts as of December 31, 2008	$4,128

    Included in accounts receivable are unbilled receivables in the amount of $4.7 million and $4.2 million as of December 31, 2008 and June 30, 2008, respectively.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2008	As of June 30, 2008
Accounts payable—trade	$6,653	$3,728
Accrued salaries and commissions	27,893	34,292
Accrued liabilities	62,676	49,014
Amounts payable in respect of restructuring (note 19)	9,735	1,150
Amounts payable in respect of acquisitions and acquisition related accruals	16,758	10,851
	$123,715	$99,035

Long-term accrued liabilities
	As of December 31, 2008	As of June 30, 2008
Amounts payable in respect of restructuring (note 19)	714	299
Amounts payable in respect of acquisitions and acquisition related accruals	7,382	10,256
Other accrued liabilities	6,734	2,851
Asset retirement obligations	6,888	7,107
	$21,718	$20,513

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with FASB SFAS No.143, “Accounting for Asset Retirement Obligations” (SFAS 143). As of December 31, 2008 the present value of this obligation was $6.9 million, (June 30, 2008—$7.1 million), with an undiscounted value of $8.9 million, (June 30, 2008—$7.8 million).

Accruals relating to acquisitions

In accordance with EITF 95-3, and in relation to our acquisitions, we have accrued for costs relating to legacy workforce reductions and abandonment of excess legacy facilities. Such accruals are capitalized as part of the cost of the subject acquisition and in the case of abandoned facilities, have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for workforce reductions is extinguished against the payments made to the employees and in the case of excess facilities, will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the excess facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015.

The following table summarizes the activity with respect to our acquisition accruals during the six months ended December 31, 2008.

	Balance June 30, 2008	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance December 31, 2008
Captaris (See note 20)
Employee termination costs	$—	$9,276	$(1,649)	$—	$7,627
Excess facilities	—	3,347	(149)	—	3,198
Transaction-related costs	—	797	(466)	—	331
	—	13,420	(2,264)	—	11,156
Division of Spicer Corporation
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	262	(240)	(22)	—
	—	262	(240)	(22)	—
Hummingbird
Employee termination costs	310	—	(41)	(13)	256
Excess facilities	4,249	—	(1,475)	(795)	1,979
Transaction-related costs	815	—	(120)	(695)	—
	5,374	—	(1,636)	(1,503)	2,235
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	15,255	—	(4,901)	—	10,354
Transaction-related costs	—	—	(45)	45	—
	15,255	—	(4,946)	45	10,354
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243
	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	211	—	(77)	—	134
Transaction-related costs	—	—	—	—	—
	211	—	(77)	—	134
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	24	—	(6)	—	18
Transaction-related costs	—	—	—	—	—
	24	—	(6)	—	18
Totals
Employee termination costs	310	9,276	(1,690)	(13)	7,883
Excess facilities	19,739	3,347	(6,608)	(795)	15,683
Transaction-related costs	1,058	1,059	(871)	(672)	574
	$21,107	$13,682	$(9,169)	$(1,480)	$24,140

The adjustments to goodwill primarily relate to employee termination costs and excess facilities accounted for in accordance with EITF 95-3.  The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 11— PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

As part of our acquisition of Captaris we acquired the following unfunded defined benefit pension plan and certain long-term employee benefit obligations in relation to Captaris Document Technologies GmbH (CDT), a wholly owned subsidiary of Captaris.  As of December 31, 2008 the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Non current portion of benefit obligation
CDT defined benefit plan	$14,990	$290	$14,700
CDT Anniversary plan	1,097	204	893
CDT early retirement plan	650	—	650
Total	$16,737	$494	$16,243

* The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

CDT Defined Benefit Plan

CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors´ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation from November 1, 2008 (the date from which the results of operations of Captaris have been consolidated with Open Text) to December 31, 2008:

Benefit obligation as of November 1, 2008	$14,782
Service cost	99
Interest cost	142
Benefits paid	(33)
Benefit obligation as of December 31, 2008	14,990
Less: current portion	(290)
Non current portion of benefit obligation as of December 31, 2008	$14,700

       In determining the fair value of the CDT pension plan as of December 31, 2008, we used the following weighted average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%

Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

Anticipated pension payments under the CDT pension plan, for the calendar years indicated below are as follows:

2009	$275
2010	372
2011	397
2012	434
2013	546
2014 to 2018	4,064
Total	$6,088

CDT Long-term employee benefit obligation.

CDT’s long-term employee benefit obligation relates to obligations to CDT employees in relation to CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $1.1 million for the long-term employee benefit obligation and $650,000 for the early retirement plan, as of December 31, 2008.

       The Anniversary plan is a defined benefit plan for long-tenured CDT employees. The plan provides for a lump-sum payment to employees of two months of salary upon reaching the anniversary of twenty five years of service and three months of salary upon reaching the anniversary of forty years of service. The early retirement plan is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees, upon reaching a certain age, to elect to work full-time for a period of time and be paid 50% of their full time salary. After working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments from the earned but unpaid salaries until they are eligible to receive payments under the postretirement benefit plan discussed above. Benefits under the early retirement plan are generally based on the employees’ compensation and the number of years of service.

IXOS AG Defined Benefit Plans

    Included within “Other Assets” are net pension assets of $553,000 (June 30, 2008—$598,000) relating to two IXOS defined benefit pensions plans (IXOS pension plans) relating to certain former members of the IXOS board of directors and certain IXOS employees, respectively (See Note 8). The net periodic pension cost, with respect to the IXOS pension plans, is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.  The fair value of our total plan assets under the IXOS pension plans, as of December 31, 2008, is $3.3 million (June 30, 2008—$3.7 million). The fair value of our total pension obligation under the IXOS pension plans, as of December 31, 2008 is $2.8 million, (June 30, 2008—$3.1 million).

    In determining the fair value of the IXOS pension plans as of December 31, 2008, we used the following weighted average key assumptions:

Assumptions : Former IXOS directors’ defined benefit pension plan
Salary increases	0.00%
Pension increases	1.50%- 3.00%
Discount rate	6.00%
Rate of expected return on plan assets	4.50%

Assumptions : Former IXOS employees’ defined benefit pension plan
Salary increases	0.00%
Pension increases	0.00%
Discount rate	6.00%
Rate of expected return on plan assets	4.60%

    Anticipated pension payments under the IXOS pension plans, for the calendar years indicated below are as follows:

Anticipated Pension Payments
2009	$111
2010	15
2011	-
2012	86
2013	64
2014 to 2018	549
Total	$825

NOTE 12—LONG-TERM DEBT AND FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Long-term debt

Long-term debt is comprised of the following:

	As of December 31, 2008	As of June 30, 2008
Long-term debt
Term loan	$292,509	$294,006
Mortgage	11,210	13,781
	303,719	307,787
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	419	493
	3,412	3,486
Long-term portion of long-term debt	$300,307	$304,301

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 to December 31, 2008 we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. These non-scheduled prepayments have reduced our total outstanding term loan to $292.5 million and our quarterly scheduled principal payment to approximately $748,000.

For the three and six months ended December 31, 2008, we recorded interest expense of $3.7 million and $7.2 million, respectively, (three and six months ended December 31, 2007-$6.1 million and $13.2 million, respectively), relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of December 31, 2008. During Fiscal 2008, we obtained a demand guarantee, under the revolver, in the amount of Euro 11.1 million which was cancelled on December 22, 2008 (See Note 18).

For the three and six months ended December 31, 2008, we recorded interest expense of $55,000 and $112,000 respectively, (three and six months ended December 31, 2007—$73,000 and $145,000, respectively), on account of stand-by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The original principal amount of the mortgage was Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario. Interest accrues monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $101,000 with a final lump sum principal payment of Canadian $12.6 million due on maturity.

As of December 31, 2008, the carrying value of the building was $14.0 million. (June 30, 2008—$17.1 million).

For the three and six months ended December 31, 2008, we recorded interest expense of $144,000 and $320,000 (three and six months ended December 31, 2007—$188,000 and $365,000, respectively), relating to the mortgage.

Financial Instruments and Hedging Activities

Interest-rate collar

In October 2006, we entered into a three year interest-rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. This was pursuant to a requirement in the credit agreement that required us to maintain, from thirty days following the date on which the term loan was entered into through the third anniversary or such earlier date on which the term loan is paid, interest rate hedging arrangements with counterparties in respect of a portion of the term loan.  As of December 31, 2008, in accordance with the contractual terms and conditions of the term loan agreement, the hedged portion of the loan was $100.0 million (June 30, 2008— $150.0 million).

SFAS 133 requires that changes in a derivative instrument’s fair value be recognized in current earnings unless specific hedge accounting criteria are met and that an entity must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

SFAS 133 requires that written options must meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hedge accounting could not be applied to this instrument. The fair market value of the collar was approximately $3.6 million as of December 31, 2008 (June 30, 2008—$2.8 million), and has been included within “Accounts payable and accrued liabilities”. The collar has a remaining term to maturity of 1.0 year from December 31, 2008.

For the three and six months ended December 31, 2008, we recorded net interest expense of $1.5 million and $807,000 respectively, (for the three and six months ended December 31, 2007-an increase to interest expense of $1.4 million and $2.8 million, respectively), representing the change in the fair value of the collar during the quarter ended December 31, 2008. Additionally, we record payments or receipts on the collar as adjustments to interest expense. We recorded interest expense in the amount of $394,000 and $1.2 million, respectively, on account of monies payable under the collar for the three and six months ended December 31, 2008 (three and six months ended December 31, 2007- a reduction to interest expense of nil and $10,000, respectively).

Foreign currency forward contracts

On December 30, 2008 we entered into forward contracts to limit the exchange fluctuations on certain intercompany revenue streams that are expected to occur, on a monthly basis, over the next twelve months, in the amounts of $5.5 million per month, for a total amount of $66.0 million. These contracts have been designated as, and will be accounted for as, cash flow hedges of forecasted transactions. We do not use forward contracts for trading purposes. As of December 31, 2008 the fair value of these forward contracts individually and in the aggregate was nil.

NOTE 13—SHARE CAPITAL, OPTION PLANS AND SHARE BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the three and six months ended December 31, 2008 and 2007.

 Share-Based Payments

Summary of Outstanding Stock Options

As of December 31, 2008, options to purchase an aggregate of 3,743,948 Common Shares are outstanding and 1,364,525 Common Shares are available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the six months December 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	3,763,665	$15.22
Granted	706,100	32.63
Exercised	(722,227)	7.80
Forfeited or expired	(3,590)	17.52
Outstanding at December 31, 2008	3,743,948	$19.93	4.46	$40,649
Exercisable at December 31, 2008	2,317,786	$16.26	3.67	$32,245

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

For the three months ended December 31, 2008, the weighted-average fair value of options granted, as of the grant date, was $10.13, using the following weighted average assumptions: expected volatility of 41%; risk-free interest rate of 1.28%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

For the six months ended December 31, 2008, the weighted-average fair value of options granted, as of the grant date, was $12.47, using the following weighted average assumptions: expected volatility of 42%; risk-free interest rate of 2.9%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

For the three months ended December 31, 2007, there were no options granted by us. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized during this period.

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

As of December 31, 2008, the total compensation cost related to the unvested stock awards not yet recognized was $12.5 million, which will be recognized over a weighted average period of approximately 3 years.

As of December 31, 2007, the total compensation cost related to the unvested stock awards not yet recognized was $9.0 million, which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by us to settle equity instruments granted under share-based compensation arrangements.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2008 was approximately $1.1 million and $2.5 million, respectively.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2007 was approximately $655,000 and $1.7 million, respectively.

We have not capitalized any share-based compensation costs as part of the cost of an asset.

For the three and six months ended December 31, 2008, cash in the amount of $382,000 and $5.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2008 from the exercise of options eligible for a tax deduction was $24,000 and $6.6 million, respectively, which was recorded as additional paid-in capital.

For the three and six months ended December 31, 2007, cash in the amount of $3.4 million and $8.9 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by the Company, during the three and six months ended December 31, 2007 from the exercise of options eligible for a tax deduction was $369,000 and $766,000, respectively, which was recorded as additional paid-in capital.

Long Term Incentive Plan

On September 10, 2007 our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP took effect in Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we will make a series of annual grants, each of which covers a three year performance period, to certain of our employees, upon the employee meeting pre-determined performance targets. Awards may be equal to either 100% or 150% of target, for each criterion independently, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We expect to settle the LTIP awards in cash.

Three performance criteria will be used to measure performance over the relevant three year period:

•
Absolute share price – if our Common Shares appreciate to a predetermined price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days, the absolute share price target will have been achieved;

•
Relative total shareholder return – if, over a three year period, our Common Shares appreciate at a rate which exceeds the rate of appreciation disclosed by the Standard & Poor’s Mid Cap 400 Software and Service Index by a prearranged percentage, the relative total shareholder return target will have been achieved; and

•
Average adjusted earnings per share – if the average of our adjusted earnings per share over the latter two years of a three year period reaches a preset amount, the average adjusted earnings per share target will have been met (adjusted earnings per share means adjusted net income divided by our total number of Common Shares outstanding on a diluted basis).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25%.

Consistent with the provisions of SFAS 123R, we have measured the fair value of the liability under the LTIP as of December 31, 2008 and charged the expense relating to such liability to compensation cost in the amount of $1.7million for the three months ended December 31, 2008 (three months ended December 31, 2007—$572,000) and $2.8 million for the six months ended December 31, 2008 (six months ended December 31, 2007—$757,000). The outstanding liability under the LTIP is re-measured based upon the change in the fair value of the liability. As of the end of every reporting period, a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (ESPP)

During the three months ended December 31, 2008, no Common Shares were issued under the ESPP.  During the six months ended December 31, 2008, 13,316 Common Shares were issued under the ESPP for cash collected from employees totaling $404,000. In addition, cash in the amount of $115,000 and $402,000, respectively, was received from employees for the three and six months ended December 31, 2008 that will be used to purchase Common Shares in future periods.

 During the three months ended December 31, 2007, no Common Shares were issued under the ESPP. During the six months ended December 31, 2007, 16,894 Common Shares were issued under the ESPP for cash collected from employees, totaling $350,000. In addition, cash in the amount of approximately $151,000 and $332,000, respectively, was received from employees for the three and six months ended December 31, 2007 that will be used to purchase Common Shares in future periods.

NOTE 14—NET INCOME PER SHARE

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

	Three months ended December 31,		Six months ended December 31
Basic earnings per share	2008	2007	2008	2007
Net income	$761	$10,685	$15,422	$18,485
Basic earnings per share	$0.01	$0.21	$0.30	$0.37

Diluted earnings per share
Net income	$761	$10,685	$15,422	$18,485
Diluted earnings per share	$0.01	$0.20	$0.29	$0.35
Weighted average number of shares outstanding
Basic	51,873	50,736	51,586	50,511
Effect of dilutive securities	1,369	1,953	1,369	1,713
Diluted	53,242	52,689	52,955	52,224
Excluded as anti-dilutive *	1,037	56	628	60

  ______________________
* Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 15—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

The total amount of unrecognized tax benefits as of  December 31, 2008 was $45.8 million of which $12.9 million of unrecognized tax benefits would affect our effective tax rate, if realized, and the remaining $32.9 million would reduce goodwill recognized in connection with the Hummingbird acquisition. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet upon adoption of FIN 48 at July 1, 2007, including an increase of $1.8 million to long-term deferred tax assets, an increase of $26.5 million to long-term current income tax recoverable, a decrease of $18.1 million to current income tax payable, an increase of $39.9 million to long-term income tax payable and a decrease of $6.5 million to goodwill.  These unrecognized tax benefits relate primarily to the deductibility of intercompany charges as they relate to transfer pricing.

Upon adoption of FIN 48 we have elected to follow an accounting policy to classify interest related to income tax-related receivables/payables under “Interest income (expense), net” and penalties related to liabilities for income tax expense under “Other income (expense)”, on our consolidated financial statements. The gross amount of tax –related interest and penalties accrued as of December 31, 2008 was approximately $300,000 and nil, respectively.

We believe it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2008 could increase in the next 12 months by $1.9 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

Although we believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations, we cannot predict with any level of certainty the exact nature of the possible future outcomes or settlements.

NOTE 16—SEGMENT INFORMATION

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under SFAS 131, to report is based on the way that we organize our operating segments for making operational decisions and how our management and chief operating decision maker (CODM) assess our financial performance. Our operations are analyzed as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions.

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Three months ended December 31		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
Canada	$13,366	$14,643	$27,481	$25,730
United States	91,579	69,867	161,756	137,930
United Kingdom	18,418	22,515	38,055	43,511
Germany	39,139	27,430	70,162	49,759
Rest of Europe	34,826	37,777	73,588	71,207
All other countries	10,323	10,302	19,232	18,364
Total revenues	$207,651	$182,534	$390,274	$346,501

The following table sets forth the distribution of long-lived assets, representing capital assets and intangible assets- net, by significant geographic area, as of the periods indicated below.

	As of December 31, 2008	As of June 30, 2008
Long-lived assets:
Canada	$49,046	$53,970
United States	242,028	140,525
United Kingdom	29,510	33,080
Germany	51,493	41,143
Rest of Europe	46,320	50,823
All other countries	5,091	5,865
Total	$423,488	$325,406

It may be noted that our management and the CODM do not review the asset information hereinabove presented in order to assess performance and allocate resources.

NOTE 17—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,536	$6,359	$9,040	$13,686
Cash received during the period for interest	$1,432	$1,296	$3,199	$2,467
Cash paid during the year for income taxes	$1,571	$1,430	$5,023	$1,929

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$401,049	$12,275	$58,774	$46,049	$283,951
Operating lease obligations *	90,816	13,996	44,623	15,469	16,728
Purchase obligations	4,884	1,525	2,766	593	—
	$496,749	$27,796	$106,163	$62,111	$300,679

________________________________
*	Net of $4.7 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

Rental expense of $4.4 million and $8.6 million was recorded during the three and six months ended December 31, 2008, respectively (three and six months ended December 31, 2007- $4.2 million and $8.2 million, respectively).

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage, see Note 12.

We do not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

IXOS Squeeze out and Annual Compensation.

In December 2008, we acquired the remaining minority interest in IXOS for approximately $12.4 million and successfully concluded the “Squeeze Out” (SO) process.  As a result, a guaranteed payment to the minority shareholders of IXOS of an annual compensation of Euro 0.42 per share (“Annual Compensation”) is not payable for Fiscal 2009.  Annual Compensation in the amount of Euro 335,000 relating to Fiscal 2008 has been accrued for and is expected to be paid during the quarter ending March 31, 2009.

In connection with the SO we had obtained in December 2007, a demand guarantee from a Canadian chartered bank in the amount of Euro 11.1 million for the purpose of guaranteeing the payment of the remaining IXOS purchase consideration. As we now own 100% of IXOS, this guarantee was cancelled in December 2008.

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

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business, and accrue for these items where appropriate. While the outcome of these proceedings and claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows. Currently, we are not involved in any litigation that we reasonably believe could materially impact our financial position or results of operations and cash flows.

NOTE 19—SPECIAL CHARGES (RECOVERIES)

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2009 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (see Note 10). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan are expected to be approximately $20 million, of which $11.3 million has been recorded within Special charges during the three months ended December 31, 2008.  The $11.3 million charge consisted primarily of costs associated with workforce reduction in the amount of $10.0 million and abandonment of excess facilities in the amount of $1.3 million.  The provision related to workforce reduction is expected to be paid by December 2009 and the provisions relating to contract settlements and lease costs are expected to be paid by December 2010.  The remaining charge of approximately $9.0 million is expected to relate mainly to excess facilities. However, on a quarterly basis, we will conduct an evaluation of the balances relating to workforce reduction and excess facilities and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2008 is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2008	$-	$-	$-
Accruals	9,973	1,334	11,307
Cash payments	(1,544)	(3)	(1,547)
Foreign exchange and other adjustments	266	(8)	258
Balance as of December 31, 2008	$8,695	$1,323	$10,018

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

A reconciliation of the beginning and ending liability for the six months ended December 31, 2008 is shown below.

Facility costs
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2008	$906
Accruals (recoveries)	—
Cash payments	(366)
Foreign exchange and other adjustments	(109)
Balance as of December 31, 2008	$431

Impairment Charges

    Special charges also includes an impairment charge of $139,000 against certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

NOTE 20—ACQUISITIONS

Fiscal 2009

Captaris Inc.

On October 31, 2008, we acquired all of the issued and outstanding shares of Captaris, a provider of software products that automate “document-centric” processes.  The acquisition of Captaris is expected to strengthen our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions.  In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of Captaris have been consolidated with those of Open Text beginning November 1, 2008.

Total consideration for this acquisition was $101.5 million, which consisted of $101.0 million in cash, net of cash acquired, and approximately $467,000 of direct acquisition related costs.

Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to Captaris’ net assets, based on their estimated fair values as of October 31, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

Current assets (net of cash acquired of $30,043)	$28,664
Long-term assets	27,423
Customer assets	72,000
Technology assets	60,000
In-process research and development *	121
Goodwill	44,692
Total assets acquired	232,900
Total liabilities assumed and acquisition related accruals	(131,401)
Net assets acquired	$101,499

    * Included as part of research and development expense in the quarter ended December 31, 2008.

The useful lives of customer assets have been estimated to be between three and five years.  The useful lives of technology assets have been estimated to be between five and six years.

No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $13.4 million relating to employee termination charges, costs relating to abandonment of excess Captaris facilities and accruals for unpaid direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Captaris by way of workforce reduction and abandonment of excess legacy facilities. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in February 2015. The liabilities related to employee termination costs are expected to be paid on or before the one-year anniversary of the closing date of this acquisition. (See Note 10).

A director of the Company earned approximately $270,000 in consulting fees for assistance with the acquisition of Captaris.  These fees are included in the purchase price allocation.  The director abstained from voting on the transaction.

Proforma financial information (unaudited)

The unaudited proforma financial information in the table below summarizes the combined result of Open Text and Captaris, on a proforma basis, as though the companies had been combined as of July 1, 2007.  This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented.

The proforma information included hereunder does not include the financial impacts of the restructuring initiatives undertaken by Open Text in connection with the Captaris acquisition, as these have been capitalized as part of the preliminary purchase allocation, but does include the estimated amortization charges relating to the allocation of values to acquired intangible assets (see Note 7).

		Three months ended December 31,			Six months ended December 31,
		2008	2007		2008	2007
Total revenues		$219,283	$210,619		$436,402	$397,851
Net income (loss)	$	*(11,603)	$6,945	$	*(1,161)	$11,354
Basic net income (loss) per share		$(0.22)	$0.14		$(0.02)	$0.22
Diluted net income (loss) per share		$(0.22)	$0.13		$(0.02)	$0.22

    * Included herein are non-recurring charges in the amount of $9.3 million, recorded by Captaris in relation to business combination costs incurred by Captaris and the acceleration of the vesting of (Captaris) employee stock options.

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

Total consideration for this acquisition was $3.8 million which consisted of $3.6 million in cash, net of cash acquired, and approximately $198,000 in costs directly related to this acquisition.  An amount of $500,000 has been held back, as provided for in the purchase agreement, to provide for any adjustments to the purchase price in the one year period following the closing date of the acquisition. This additional amount, if payable, shall be paid subject to any adjustments, on July 3, 2009 and will increase the cost of the acquisition.

 Purchase Price Allocation

Under business combination accounting the total purchase price, excluding the amount of $500,000 which has been held back, was allocated to eMotion’s net assets, based on their estimated fair values as of July 3, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.  The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $608)	$648
Long-term assets	238
Customer assets	2,357
Technology assets	1,450
Goodwill	-
Total assets acquired	4,693
Liabilities assumed	(868)
Net assets acquired	$3,825

The useful lives of customer and technology assets have been estimated to be five and seven years, respectively.

A director of the Company earned approximately $35,000 in consulting fees for assistance with the acquisition of eMotion.  These fees are included in the purchase price allocation.  The director abstained from voting on the transaction.

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

Total consideration for this acquisition was $11.7 million which consisted of $10.8 million in cash, approximately $239,000 in costs directly related to this acquisition and approximately $594,000 related to amounts held back under the purchase agreement, which have been paid in January 2009.  In addition, a further amount of $224,000 has been held back from the purchase price and will be recorded as part of the purchase only upon the resolution of certain contingencies.

Purchase Price Allocation

Under business combination accounting the total purchase price, excluding the amount of $224,000 which has been held back, was allocated to Spicer’s net assets, based on their estimated fair values as of July 1, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets	$932
Long-term assets	23
Customer assets	1,777
Technology assets	5,529
Goodwill	4,815
Total assets acquired	13,076
Liabilities assumed	(1,323)
Net assets acquired	$11,753

The useful life of the customer and technology assets has been estimated to be five and seven years, respectively.

The portion of the purchase price allocated to goodwill has been assigned to our North America reporting unit and 75% of it is deductible for tax purposes.

A director of the Company earned approximately $54,000 in consulting fees for assistance with the acquisition of Spicer.  These fees are included in the purchase price allocation.  The director abstained from voting on the transaction.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our condensed consolidated financial statements for the three and six months ended December 31, 2008, certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and our accompanying Notes under Part I, Item I of this Form 10-Q.

All growth and percentage comparisons made herein refer to the three and six months ended December 31, 2008 compared with the three and six months ended December 31, 2007, unless otherwise noted.  All references to “Notes” made herein are references to the Notes to our consolidated financial statements.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content.  We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,400 people worldwide.

 Quarterly Highlights:

The second quarter of Fiscal 2009 was overall a successful quarter for us.  We generated $64.9 million in license revenue, equivalent to a 17.6% increase over the second quarter of Fiscal 2008, and total revenue increased by $25.1 million, to $207.7 million, equivalent to a 13.8% increase.  Of the total license revenue generated, approximately 25% came from new customers and 75% came from our existing customer base.

Additionally, we successfully completed the acquisition of Captaris Inc. (Captaris) which we acquired for $101.5 million (net of cash acquired); also we acquired the residual minority shareholdings in IXOS Software AG (IXOS), one of our significant German subsidiaries, for approximately $12.4 million.

In the second quarter of Fiscal 2009, we also commenced the implementation of a significant restructuring initiative, which we had previously announced in the first quarter of Fiscal 2009, to reduce our worldwide workforce and rationalize and consolidate our facilities.  As a result we took a charge to our earnings of $11.4 million primarily in connection with this restructuring initiative.   We expect to record a further charge of approximately $9.0 million before the end of our Fiscal 2009 year.

Other significant highlights for the quarter ended December 31, 2008 (and up to the date of the filing of this report) were as follows:

•
In December 2008, we introduced a new release of “Open Text Fax Server” for Microsoft Office SharePoint, which is the latest version of our electronic fax and document delivery software, with new features designed to help customers to lower installation and ongoing maintenance costs.  This product was previously marketed by Captaris under the “RightFax” name.

•
In December 2008, we announced a major expansion to our “eDiscovery” capabilities, with an early case assessment solution designed to assist organizations in reducing the costs associated with eDiscovery activities.  This solution allows organizations to assess the legal merits of a case and manage legal holds and collection for discovery, regulatory and compliance requests.

•
In November 2008, we hosted our annual global conference event “Open Text Content World” in Orlando, Florida. The event featured “content experts” from across the industry, and was our largest conference ever, with over 1,600 attendees.

•
In October 2008, we unveiled a new release of our “Web Solutions”, aimed at delivering a complete set of “Web 2.0” tools to help meet the demands of new digital strategies.  We believe our new tools will give customers greater security and control over social media than what was previously offered.

•
In October 2008, we announced the release of our version 2.0 “Open Text Employee Information Management solution” (EIM).  The new version includes improved user navigation, closer integration with SAP ERP Human Capital management solution, as well as a new feature that allows guest users to temporarily access content in personnel folders, subject to security policies.

•
In October 2008, we introduced an expansion of our “Content Lifecycle Management” services for Microsoft Office SharePoint 2007, extending the solution to our eDOCS customers.  This solution is intended to provide eDOCS customers with integrated records management and archiving capabilities to improve compliance initiatives to meet regulatory demands and risk management concerns.

Significant customer purchases during the quarter include:
•	SBB AG, a Swiss travel and transport company, who purchased our Lifecycle Management solution;
•	The City of London Corporation, who purchased a comprehensive corporate records management and archiving solution; and
•	Getty Images, a creator and distributor of digital content, who purchased our Digital Media solutions.

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

During Fiscal 2009, we have, to date, made the following acquisitions:

Captaris

On October 31, 2008 we acquired all the issued and outstanding shares of Captaris, a provider of software products that automates “document-centric” processes.  Captaris is based in Bellevue, Washington. We believe that this acquisition will be meaningfully accretive to Open Text and will strengthen our position as the ECM market’s independent leader and broaden the suite of solutions we offer that integrate with SAP, Microsoft and Oracle solutions.

Total consideration for this acquisition was $101.5 million, net of cash acquired.

eMotion LLC

In July 2008, we acquired eMotion LLC (eMotion), a division of Corbis Corporation, based in Seattle, Washington.  eMotion specializes in managing and distributing digital media assets and marketing content.  We believe the acquisition of eMotion will enhance our capabilities in the “digital asset management” market, giving us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.   Total consideration for this acquisition was $3.6 million, net of cash acquired.

Division of Spicer Corporation

In July 2008, we announced the acquisition of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics.  We believe this acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality.  Total consideration for this acquisition was $10.8 million.

Partnerships

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

During the second quarter of Fiscal 2009, we announced that SAP will resell our “Vendor Invoice Management” (VIM) products and our “Document Capture” solution, which was recently acquired as part of the acquisition of Captaris. The VIM product reduces the manual effort associated with data entry, helping customers keep costs low.

In addition, we announced a strategic partnership with Deloitte Canada.  Under this partnership, Deloitte Canada will provide Open Text EIM solutions including “ECM for SAP”, “e-Discovery”, and “Records Management”.

Finally, we also announced that our “eDOCS” product line would leverage new integrations with the Microsoft platform.  These enhancements will include support for new Microsoft platform products such as “Microsoft SQL Server 2008” and “Windows Server 2008”.

Our revenue from partners contributed approximately 38% of our license revenues in the three months ended December 31, 2008 compared to approximately 34% during the three months ended December 31, 2007.

Outlook for Fiscal 2009

We believe that we have a strong position in the ECM market despite the current general economic “slow-down”. We have a diversified “footprint”, in that approximately 50% of our revenues are from outside of North America, which helps to insulate us from the slowdown currently being experienced in the U.S. economy.  Also, approximately 50% of our revenues are from maintenance revenues, which are a recurring source of income and as such, we expect this trend to continue, as historically our renewal rate for maintenance services is in excess of 90%. Additionally, we believe our focus on compliance-based products, (with approximately 70% of our license revenue emanating from compliance-based products), along with our strong partnerships, will help insulate us from “downturns” being experienced in the current macro-economic environment.

We expect our revenue “mix” for Fiscal 2009 to be in the following ranges:

(% of total revenue)
License	30% to 35%
Customer support	45% to 50%
Services	20% to 25%

Our focus for Fiscal 2009 will be to:
•	continue to grow license revenue;
•	continue to focus on partner-influenced sales; and
•	continue to manage our costs effectively and reduce costs as appropriate.

Results of Operations

Overview

    Absent the impact of special charges, our income from operations went up by $4.2 million and $6.2 million during the three and six months ended December 31, 2008 compared to the same periods in the prior fiscal year.  All growth and percentage comparisons refer to the three and six months ended December 31, 2008, as compared with the three and six months ended December 31, 2007, unless otherwise noted. An analysis of our operational results (including the impacts of Special charges) follows:

 Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2008	2007	Change - Increase (decrease)	2008	2007	Change - Increase (decrease)
License	$64,852	$55,158	9,694	$114,926	$99,418	15,508
Customer support	100,438	90,614	9,824	198,867	176,918	21,949
Service and other	42,361	36,762	5,599	76,481	70,165	6,316
Total	$207,651	$182,534	25,117	$390,274	$346,501	43,773

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2008	2007	2008	2007
License	31.2%	30.2%	29.4%	28.7%
Customer support	48.4%	49.7%	51.0%	51.1%
Service and other	20.4%	20.1%	19.6%	20.2%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended December 31,			Six months ended December 31,
	2008	2007	Change - Increase/ (decrease)	2008	2007	Change - Increase/ (decrease)
(in thousands)
North America	$104,945	$84,510	20,435	$189,237	$163,660	25,577
Europe	92,383	87,722	4,661	181,805	164,477	17,328
Other	10,323	10,302	21	19,232	18,364	868
Total	$207,651	$182,534	25,117	$390,274	$346,501	43,773

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2008	2007	2008	2007
North America	50.5%	46.3%	48.5%	47.2%
Europe	44.5%	48.1%	46.6%	47.5%
Other	5.0%	5.6%	4.9%	5.3%
Total	100.0%	100.0%	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $9.7 million in the three months ended December 31, 2008, primarily as the result of increased revenues from our North America operations and the impact of increased partner influenced sales.  Of the total growth achieved, North America accounted for 68% of the increase, while Europe contributed to the rest. The “Other” geographic area remained relatively flat. Partner influenced sales comprised of 38% of our license revenues in the second quarter of Fiscal 2009 compared to 34% in the second quarter of Fiscal 2008.

Overall, our average license transaction size (for license transactions in excess of $75,000) was $240,000 in the second quarter of Fiscal 2009, which is slightly higher when compared to the second quarter of Fiscal 2008, in which the average license transaction size was $225,000.

 In addition, we had four individual license transactions of $1.0 million or greater in the second quarter of Fiscal 2009, compared to five such transactions in the second quarter of Fiscal 2008.

License revenue increased by approximately $15.5 million in the six months ended December 31, 2008, primarily as the result of increased revenues from our European operations and the impact of increased partner influenced sales.  Of the total growth achieved, Europe accounted for 66% of the increase, while North America accounted for the remainder of the increase.

Customer Support Revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from such support and maintenance agreements relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. As our installed base grows, the renewal rate has a larger influence on customer support revenue than the current software revenue growth. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue in a given period. Typically the term of these support and maintenance agreements is twelve months, with customer renewal options. We have historically experienced a renewal rate over 90% but it is not atypical to encounter pricing pressure from our customers during contract negotiation and renewal. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

Customer support revenues increased by approximately $9.8 million in the three months ended December 31, 2008, primarily as the result of growth from our operations in North America. Of the total growth achieved, North America accounted for over 90% of the increase, while Europe and the Other geographic area remained relatively flat on a quarter over quarter basis.

Customer support revenues increased by approximately $21.9 million in the six months ended December 31, 2008, primarily as the result of growth from our operations in North America and Europe.  Of the total growth achieved, North America accounted for 70% of the increase, while Europe contributed 25% of the increase and the Other geographic area contributed to the remainder.

Service and Other Revenue Service revenue consists of revenues from consulting contracts, contracts to provide training and integration services.  “Other” revenue consists of hardware sales.  It may be noted that  “Other” revenue is a new revenue stream, and starting in the second quarter of Fiscal 2009, these revenues are being “grouped” (on account of their relative immateriality), within this category.

Service and other revenues increased by approximately $5.6 million in the three months ended December 31, 2008, of which $3.7 million related to sale of hardware.  Of the total growth North America contributed 79%, while the Other geographic area contributed 18%, and Europe contributed to the remainder of the growth.

Service and other revenues increased by approximately $6.3 million in the six months ended December 31, 2008, of which $3.7 million related to the sale of hardware.  Of the total growth North America contributed 56%, while the Europe contributed 27%, and the Other geographic area contributed to the remainder of the growth.

 Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended December 31,			Six months ended December 31,
	2008	2007	Change- Increase/ (decrease)	2008	2007	Change- Increase/ (decrease)
(In thousands)
License	$5,281	$4,649	632	$8,174	$8,203	(29)
Customer Support	17,356	14,191	3,165	32,923	26,789	6,134
Service and other	31,881	30,192	1,689	59,610	57,696	1,914
Amortization of acquired technology intangible assets	11,799	10,308	1,491	22,546	20,460	2,086
Total	$66,317	$59,340	6,977	$123,253	$113,148	10,105

	Three months ended December 31,		Six months ended December 31,
Gross Margin	2008	2007	2008	2007
License	91.9%	91.6%	92.9%	91.7%
Customer Support	82.7%	84.3%	83.4%	84.9%
Service and other	24.7%	17.9%	22.1%	17.8%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue as a percentage of license revenue (and gross margin) remained stable during the three and six months ended December 31, 2008.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $3.2 million in the three months ended December 31, 2008, and $6.1 million in the six months ended December 31, 2008, primarily due to increased revenue.   Overall gross margin on customer support revenue has remained relatively stable within a range of 83% to 85%.

As compared to the corresponding periods in Fiscal 2008, overall headcount related to customer support activities has increased in Fiscal 2009 by 136 employees.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel related expenses, travel costs and third party subcontracting.  Also, starting in the second quarter of Fiscal 2009, the costs of selling hardware has been grouped within this category.  As noted earlier, this is a new revenue stream and these are the direct costs of sale related to the sale of hardware.

Cost of service and other revenues increased by $1.7 million in the three months ended December 31, 2008, primarily due to an increase in costs associated with the sale of hardware of $1.9 million, offset by a reduction in cost of services of $200,000.  Overall gross margin on service and other revenues have improved as a result of improved execution of billable utilization and the higher margins related to hardware sales.

Cost of service and other revenues increased by $1.9 million in the six months ended December 31, 2008, primarily due to an increase in costs associated with the sale of hardware. Overall gross margin on service and other revenues have improved as a result of improved execution of billable utilization and the grouping of higher margin hardware revenue within this category.

Amortization of acquired technology intangible assets increased by $1.5 million in the three months ended December 31, 2008 and $2.1 million in the six months ended December 31, 2008, primarily due to the overall impact of increased levels of intangible assets relating to our Fiscal 2009 acquisitions.

Operating Expenses

The following tables set forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,			Six months ended December 31,
(in thousands)	2008	2007	Change - Increase (decrease)	2008	2007	Change - Increase (decrease)
Research and development	$29,948	$26,147	3,801	$58,526	$50,130	8,396
Sales and marketing	49,347	42,300	7,047	94,179	80,159	14,020
General and administrative	18,280	16,955	1,325	36,667	33,965	2,702
Depreciation	2,920	3,752	(832)	5,618	6,736	(1,118)
Amortization of acquired customer-based intangible assets	10,138	7,514	2,624	18,353	14,929	3,424
Special charges (recoveries)	11,446	(47)	11,493	11,446	(108)	11,554
Total	$122,079	$96,621	25,458	$224,789	$185,811	38,978

	Three months ended December 31,		Six months ended December 31,
(in % of total revenue)	2008	2007	2008	2007
Research and development	14.4%	14.3%	15.0%	14.5%
Sales and marketing	23.8%	23.2%	24.1%	23.1%
General and administrative	8.8%	9.3%	9.4%	9.8%
Depreciation	1.4%	2.1%	1.4%	1.9%
Amortization of acquired customer intangible assets	4.9%	4.1%	4.7%	4.3%
Special charges (recoveries)	5.5%	0.0%	2.9%	0.0%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $3.8 million in the three months ended December 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $1.8 million.  The remaining increase in expenses is the result of miscellaneous other expenses.

Research and development expenses increased by $8.4 million in the six months ended December 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $5.7 million.  The remaining increase in expenses is the result of miscellaneous other expenses.

As compared to the corresponding periods in Fiscal 2008, overall headcount related to research and development activities has increased in Fiscal 2009 by 178 employees.

          In Fiscal 2009, we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $7.0 million in the three months ended December 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $4.5 million. The remaining increase is the result of an increase in miscellaneous expenses of approximately $1.4 million and a net increase in travel, office and overhead expenses of approximately $1.1 million.

Sales and marketing expenses increased by $14.0 million in the six months ended December 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $8.7 million. The remaining increase is the result of an increase in miscellaneous expenses of $3.6 million, and a net increase of approximately $1.7 million in travel, office and overhead expenses.

As compared to the corresponding periods in Fiscal 2008, overall headcount related to sales and marketing activities has increased in Fiscal 2009 by 191 employees.

In Fiscal 2009, we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

 General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and costs relating to our public company obligations.

General and administrative expenses increased slightly by $1.3 million in the three months ended December 31, 2008 and $2.7 million in the six months ended December 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses.

As compared to the corresponding periods in Fiscal 2008, overall head count related to general and administrative activities has increased in Fiscal 2009 by 95 employees.

In Fiscal 2009, we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Amortization of acquired customer-based intangible assets increased by $2.6 million in the three months ended December 31, 2008, and $3.4 million in the six months ended December 31, 2008, primarily due to the overall impact of increased levels of intangible assets relating to our Fiscal 2009 acquisitions.

Special charges   As indicated earlier, we communicated the implementation of a restructuring initiative in the second quarter of Fiscal 2009 to restructure our workforce and to rationalize and consolidate our facilities (the Fiscal 2009 Restructuring Plan).  The charge to earnings in the second quarter of Fiscal 2009 was $11.4 million consisting primarily of $10.0 million relating to workforce reduction and $1.3 million relating to abandonment of excess facilities.  We expect that the Fiscal 2009 Restructuring Plan will result in future cost savings and operational efficiencies of approximately $40.0 million.

In addition to the charge booked in the current quarter, we expect to book an additional charge relating to the Fiscal 2009 Restructuring Plan, of approximately $9.0 million before the end of our Fiscal 2009 year.

Net interest expense is primarily made up of cash interest paid on our debt facilities and payments/receipts on the interest rate collar, as well as the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.  Net interest expense decreased by $2.2 million in the three months ended December 31, 2008, of which $2.1 million was the result of lower interest expenses and $100,000, the result of lower interest income earned.  This decrease in interest expense is primarily due to a decrease of $2.4 million in the interest paid on the term loan, offset by an increase in the amount paid on the collar of $400,000. The remainder of the change in interest expense is due to miscellaneous items.

Net interest expense decreased by $7.1 million in the six months ended December 31, 2008, of which $6.4 million was the result of lower interest expenses and approximately $700,000, the result of lower interest income earned.  This decrease in interest expense is primarily due to a decrease of $5.9 million in the interest paid on the term loan and a decrease in the unrealized loss on the fair value of the collar of $2.0 million.  The decreases were offset by an increase in the amount paid on the collar of $1.2 million, and an increase in tax-related interest expense of $500,000. The remainder of the change in interest expense is due to miscellaneous items.

For the three and six months ended December 31, 2008, the decrease in the interest paid on our term loan is due to declining interest rates and the decrease in interest income is due to a lower pool of investible cash and declining interest rates.

For more details on interest expenses see Note 12 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Other income (expense) relates to certain non-operational charges relating primarily to foreign exchange gains/ losses, tax-related penalties, and gains/losses on disposals of assets.

For the three months ended December 31, 2008, net other expenses increased by $8.8 million and by $6.3 million for the six months ended December 31, 2008, primarily due to the impact of foreign currency charges.

Liquidity and Capital Resources

As of December 31, 2008, our cash and cash equivalents was made up of cash and bank-issued term deposits with maturities of 30 days or less.  We are able to access our cash easily, for regular operational use, and we have no exposure to illiquid investments or distressed securities.

Cash flows provided by operating activities

Cash flows from operating activities decreased by $6.9 million in the six months ended December 31, 2008, due to a decrease in operating assets and liabilities of $11.6 million and a decrease in net income of $3.1 million, both offset by an increase in non-cash adjustments of $7.8 million.

The decrease in operating assets and liabilities of $11.6 million for the six months ended December 31, 2008, is primarily due to decreases in (i) taxes payable $2.1 million, (ii) accounts payable and accrued liabilities of $17.6 million, and (iii) deferred revenue balances in the amount of $16.7 million.  These decreases were offset by an increase in accounts receivable of $25.2 million. The remainder of the change relates to miscellaneous items.

The increase in non-cash adjustments of $7.8 million for the six months ended December 31, 2008, was primarily due to increases in (i) deferred taxes of $8.0 million, (ii) depreciation and amortization of $4.4 million, (iii) the valuation of our employee long term incentive plan of $2.0 million, and (iv) pension accruals in the amount of $900,000.  These increases were offset by a decrease on our excess tax benefit on share based compensation expenses of $5.9 million, and an unrealized loss on the fair value of our collar by $2.0 million. The remainder of the change relates to miscellaneous items.

The overall decrease in working capital during the six months ended December 31, 2008, was due to overall cash collections being offset by payments of higher levels of accrued liabilities and deferred revenue relating to Fiscal 2008 year end accruals.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions. In the aftermath of our more significant acquisitions, such as IXOS, Hummingbird and Captaris, we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired companies. These plans are recognized in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities.  In addition we also spend recurring amounts on purchases of miscellaneous capital assets.

In the six months ended December 31, 2008, cash flows used in investing activities were higher by $115.7 million.  This increase was due to (i) an increase of $118.0 million relating to acquisitions, (inclusive of $101.5 million for Captaris), and (ii) an increase in investments of $3.6 million.  These increases were offset by (i) a reduction of payments related to acquisition accruals of $4.6 million and (ii) a reduction of spending on capital assets of $1.3 million due to the impact of the sale of a building held as an asset held for sale, for $4.5 million.

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

During the six months ended December 31, 2008, cash flow from financing activities increased by $63.2 million compared to the same period in the prior fiscal year, primarily due to the fact that we did not make any non-scheduled prepayments on our long-term debt financing, whereas during the six months ended December 31, 2007, we made total non-scheduled prepayments of $60.0 million. In addition there was an increase in cash flow from the excess tax benefits on share-based compensation of $5.9 million. These increases were offset by a reduction in the proceeds from the issuance of Common Shares in the amount of $3.2 million, with the remaining change in cash flows due to miscellaneous items.  We did not enter in enter into any new or additional long-term debt arrangements in the first or second quarter of Fiscal 2009.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (credit agreement) with a Canadian chartered bank consisting of a term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary.

Term loan

The term loan has a seven-year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date (i.e. from the inception of the term loan in October, 2006, to December 31, 2008) we have made total prepayments of $90.0 million of the principal on the term loan. These payments have reduced the current quarterly principal payment to approximately $748,000.  There were no prepayments made during the six months ended, December 31, 2008.

As of December 31, 2008, the carrying value of the term loan was $292.5 million and we are in compliance with all loan covenants relating to this facility.

We have entered into a three-year interest-rate collar that has the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%.  As of December 31, 2008, the hedged portion of the loan is $100.0 million (June 30, 2008 - $150.0 million).  The collar expires on December 31, 2009.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. During Fiscal 2008, we obtained a demand guarantee, under the revolver, in the amount of Euro 11.1 million which was cancelled in December, 2008.

There were no borrowings outstanding under the revolver as of December 31, 2008, and through to the date hereof, we have not borrowed any amounts under the revolver.

Pensions

As part of the acquisition of Captaris, we acquired an unfunded pension plan and certain long-term employee benefit plans.  As of December 31, 2008, our total unfunded pension plan obligation was $15.0 million and the total unfunded long-term employee benefit obligation was $1.7 million.  We expect to be able to make the payments related to these obligations, in the normal course.  For a detailed discussion see Note 11.

 Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Long-term debt obligations	$401,049	$12,275	$58,774	$46,049	$283,951
Operating lease obligations *	90,816	13,996	44,623	15,469	16,728
Purchase obligations	4,884	1,525	2,766	593	—
	$496,749	$27,796	$106,163	$62,111	$300,679

________________________________
*	Net of $4.7 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

Rental expense of $4.4 million and $8.6 million was recorded during the three and six months ended December 31, 2008, respectively (three and six months ended December 31, 2007- $4.2 million and $8.2 million, respectively).

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage, see Note 12.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S.GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition
•	Business combinations
•	Goodwill and intangible assets – Impairment Assessments
•	Accounting for income taxes
•	Legal and other contingencies
•	The valuation of stock options granted and liabilities related to share-based payments, including the long-term incentive plan
•	Allowance for doubtful accounts
•	Facility and restructuring accruals
•	Financial instruments
•	The valuation of pension assets and obligations

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 and Note 2 to Part I of this Form 10-Q for a more complete discussion of our critical accounting policies and estimates.

New Accounting Standards

          For information relating to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of December 31, 2008. As of December 31, 2008, we had an outstanding balance of $292.5 million on this loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of December 31, 2008, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of December 31, 2008 is outstanding for the entire period.

We manage our interest rate exposure, relating to $100.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $100.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009.  As of December 31, 2008, the fair value of the collar was a payable in the amount of $3.6 million.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of December 31, 2008, this balance represented approximately 62% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%.

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

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

Risk Factors

In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

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

In connection with our acquisition of Captaris Inc., we assumed certain unfunded pension liabilities. We have no assurance that we will generate sufficient cash flow to satisfy these obligations

In October 2008, we acquired Captaris Inc. and, as a part of the transaction, assumed its unfunded pension plan liabilities. We will be required to fund these obligations through current and future cash flows. Going forward, our net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and the longevity and actuarial profile of the relevant workforce. A change in the discount rate would result in a significant increase or decrease in the valuation of these pension obligations, affecting the net periodic pension cost in the year the change is made and following years. We have no assurance that we will generate cash flow sufficient to satisfy these obligations. This could have a material adverse effect on our business and results of operations.

Our acquisition of Captaris may adversely affect our operations in the short term

On October 31, 2008 we acquired all of the issued and outstanding common shares of Captaris. The Captaris acquisition represents a significant opportunity for our business. However, certain inevitable integration challenges may result from the acquisition and may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Captaris employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees of the newly merged entity.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 9, 2008. The following actions were voted upon at the meeting:

1. The following individuals were elected to our Board of Directors, to hold office until the next annual meeting of shareholders, or until their successors are elected or appointed. The outcome of the vote was carried by a show of hands.

Names
P. Thomas Jenkins
John Shackleton
Randy Fowlie
Brian J. Jackman
Stephen J. Sadler
Michael Slaunwhite
Gail Hamilton
H. Garfield Emerson Q.C.
Katherine B. Stevenson

2. The shareholders approved the re-appointment of KPMG LLP as our independent auditors until the next annual meeting of shareholders and approved the authorization of our Board of Directors to fix the auditors’ remuneration. The outcome of the vote was carried by a show of hands.

3. The shareholders approved a resolution to amend the Company’s 2004 Stock Option Plan to (a) further restrict the grant of options that may be made under the 2004 Stock Option Plan and to other share compensation arrangements of the Company that may be entered into with non-executive directors of the Company; (b) reserve for issuance an additional 1,000,000 Common Shares under the 2004 Stock Option Plan; and (c) specify that amendments to the provisions governing amendment of the 2004 Stock Option Plan must be approved by the holders of Common shares.  There were 27,856,056 Common Shares voted in favour of the motion and there were 11,567,403 voted against the motion.

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

OPEN TEXT CORPORATION

Date: February 4, 2009	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer