Form 10-Q
period 2009-03-31
OPEN TEXT CORP
filed 2009-05-07
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________
FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2009.
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
_________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 20, 2009, there were 52,622,018 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share data)

	March 31,	June 30,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$237,048	$254,916
Accounts receivable trade, net of allowance for doubtful accounts of $3,784 as of March 31, 2009 and $3,974 as of June 30, 2008 (note 9)	111,731	134,396
Inventory (note 4)	1,939	-
Income taxes recoverable (note 16)	6,895	16,763
Prepaid expenses and other current assets	14,401	10,544
Deferred tax assets (note 16)	16,838	13,455
Total current assets	388,852	430,074

Investments in marketable securities (note 3)	6,656	-
Capital assets (note 5)	39,202	43,582
Goodwill (note 6)	564,018	564,648
Acquired intangible assets (note 7)	354,743	281,824
Deferred tax assets (note 16)	61,339	59,881
Other assets (note 8)	11,245	10,491
Long-term income taxes recoverable (note 16)	41,073	44,176
Total assets	$1,467,128	$1,434,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$116,372	$99,035
Current portion of long-term debt (note 12)	3,407	3,486
Deferred revenues	193,676	176,967
Income taxes payable (note 16)	1,705	13,499
Deferred tax liabilities (note 16)	3,315	4,876
Total current liabilities	318,475	297,863
Long-term liabilities:
Accrued liabilities (note 10)	19,984	20,513
Pension liability (note 11)	15,790	-
Long-term debt (note 12)	299,174	304,301
Deferred revenues	7,305	2,573
Long-term income taxes payable (note 16)	51,472	54,681
Deferred tax liabilities (note 16)	136,776	109,912
Total long-term liabilities	530,501	491,980
Minority interest	-	8,672
Shareholders’ equity:
Share capital (note 14)
52,618,018 and 51,151,666 Common Shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively; Authorized Common Shares: unlimited	456,278	438,471
Additional paid-in capital	50,991	39,330
Accumulated other comprehensive income	25,885	110,819
Retained earnings	84,998	47,541
Total shareholders’ equity	618,152	636,161
Total liabilities and shareholders’ equity	$1,467,128	$1,434,676
Guarantees and contingencies (note 18)
Subsequent events (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues:
License	$51,919	$51,534	$166,845	$150,952
Customer support	101,949	91,606	300,816	268,524
Service and other	38,167	35,622	114,648	105,787
Total revenues	192,035	178,762	582,309	525,263
Cost of revenues:
License	4,496	3,093	12,670	11,296
Customer support	17,304	14,292	50,227	41,081
Service and other	30,288	28,856	89,898	86,552
Amortization of acquired technology-based intangible assets	11,625	10,440	34,171	30,900
Total cost of revenues	63,713	56,681	186,966	169,829
Gross profit	128,322	122,081	395,343	355,434
Operating expenses:
Research and development	28,809	27,990	87,335	78,120
Sales and marketing	44,426	41,307	138,605	121,466
General and administrative	17,937	18,268	54,604	52,233
Depreciation	3,229	2,909	8,847	9,645
Amortization of acquired customer-based intangible assets	11,176	8,077	29,529	23,006
Special charges (recoveries) (note 19)	1,788	(14)	13,234	(122)
Total operating expenses	107,365	98,537	332,154	284,348
Income from operations	20,957	23,544	63,189	71,086
Other income (expense), net	11,655	(6,831)	(148)	(12,341)
Interest expense, net	(2,431)	(6,684)	(10,772)	(22,123)
Income before income taxes	30,181	10,029	52,269	36,622
Provision for income taxes (note 16)	8,146	2,594	14,761	10,448
Net income before minority interest	22,035	7,435	37,508	26,174
Minority interest	-	168	51	422
Net income for the period	$22,035	$7,267	$37,457	$25,752
Net income per share—basic (note 15)	$0.42	$0.14	$0.72	$0.51
Net income per share—diluted (note 15)	$0.41	$0.14	$0.71	$0.49

Weighted average number of Common Shares outstanding—basic	52,312	50,979	51,825	50,666

Weighted average number of Common Shares outstanding— diluted	53,441	52,789	53,122	52,424

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
(In thousands of U.S. Dollars)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Retained earnings (deficit), beginning of period	$62,963	$13,020	$47,541	$(5,465)
Net income	22,035	7,267	37,457	25,752
Retained earnings, end of period	$84,998	$20,287	$84,998	$20,287

 See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars)
(Unaudited)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income for the period	$37,457	$25,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,547	63,551
In-process research and development	121	500
Share-based compensation expense	3,957	2,795
Employee long-term incentive plan	2,396	1,490
Excess tax benefits from share-based compensation	(8,382)	(867)
Undistributed earnings related to minority interest	51	422
Pension expense	1,124	—
Amortization of debt issuance costs	831	1,004
Unrealized (gain) loss on financial instruments	(134)	5,579
Loss on sale and write down of capital assets	353	—
Deferred taxes	(3,577)	(4,619)
Changes in operating assets and liabilities:
Accounts receivable	47,897	(7,018)
Inventory	(320)	—
Prepaid expenses and other current assets	(3,425)	(2,008)
Income taxes	9,656	5,892
Accounts payable and accrued liabilities	(21,177)	(7,849)
Deferred revenue	(1,304)	36,055
Other assets	(528)	686
Net cash provided by operating activities	137,543	121,365

Cash flows from investing activities:
Additions of capital assets - net	(6,308)	(5,414)
Purchase of a division of Spicer Corporation	(11,437)	—
Purchase of eMotion LLC, net of cash acquired	(3,635)	—
Purchase of Captaris Inc., net of cash acquired	(101,033)	—
Additional purchase consideration for prior period acquisitions	(4,612)	(451)
Purchase of an asset group constituting a business	—	(2,209)
Investments in marketable securities	(8,930)	—
Acquisition related costs	(12,578)	(14,907)
Net cash used in investment activities	(148,533)	(22,981)

Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	8,382	867
Proceeds from issuance of Common Shares	17,674	11,415
Repayment of long-term debt	(2,570)	(62,746)
Debt issuance costs	—	(349)
Net cash provided by (used in) financing activities	23,486	(50,813)
Foreign exchange gain (loss) on cash held in foreign currencies	(30,364)	18,212
Increase (decrease) in cash and cash equivalents during the period	(17,868)	65,783
Cash and cash equivalents at beginning of the period	254,916	149,979
Cash and cash equivalents at end of the period	$237,048	$215,762

Supplemental cash flow disclosures (note 17)

See accompanying Notes to Condensed Consolidated Financial Statements

 OPEN TEXT CORPORATION

Unaudited Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009
(Tabular amounts in thousands, except per share data)

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

The information furnished reflects all adjustments necessary for a fair presentation of the results for the interim periods presented and includes the financial results of Captaris Inc. (Captaris), with effect from November 1, 2008 (see Note 20). The operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results expected for any succeeding quarter. Upon the acquisition of Captaris, we established and adopted certain additional significant accounting policies (see Note 2). Other than the establishment and adoption of these additional significant accounting policies there have been no significant changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition including allowances for estimated returns and right of return, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, (xiv) accounting for income taxes, and (xv) the valuation of inventory.

Comprehensive income (loss)

Comprehensive income (loss) comprises (net of income tax effects) the following items:

(i)	Net income;
(ii)	Translation gains and losses from converting foreign currency subsidiaries to our parent company’s currency;
(iii)	Unrealized gains and losses relating to certain foreign currency forward contracts accounted for as cash flow hedges;
(iv)	Unrealized gains and losses relating to marketable securities classified as “available for sale” investments; and
(v)	Changes in unrealized actuarial gains relating to defined benefit pension plans.

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Other comprehensive income (loss):
Net income for the period	$22,035	7,267	37,457	25,752
Foreign currency translation adjustments	(27,398)	32,144	(81,622)	69,838
Unrealized loss in investment in marketable securities	(1,456)	—	(2,274)	—
Unrealized loss on cash flow hedges	(1,120)	—	(1,120)	—
Change in actuarial gains relating to defined benefit pension plans	32	—	82	—
Comprehensive income (loss) for the period	$(7,907)	$39,411	$(47,477)	$95,590

Reclassification and adjustments

Certain prior period comparative figures have been adjusted to conform to current period presentation including reclassifications related to a change we made in our method of allocating operating expenses.

As a result of such reclassifications, Research and development expenses increased with a corresponding decrease to Sales and marketing expenses by approximately $0.3 million and $0.8 million, respectively, for the three and nine months ended March 31, 2008, from previously reported amounts.  There was no change to income from operations or net income per share in any of the periods presented as a result of these reclassifications.

Additionally, during the quarter ended March 31, 2009, the Company recorded a charge to “Other expense” of approximately $1.6 million. This charge relates to the reinstatement of a non-material liability for potential customer-related refunds previously recorded within income as a credit to bad debt expense, in the amounts of $0.2 million, $0.3 million, $0.4 million, and $0.7 million, for the fiscal years ended 2003, 2004, 2005, and 2006, respectively. No such amounts were recorded into income after July 1, 2006.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 is effective for us beginning July 1, 2009, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method and therefore EITF 08-06 is not expected to have any impact on our consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. During the quarter ended March 31, 2009, we adopted SFAS 161 and the disclosures required by SFAS 161 have been included in these consolidated financial statements (see Note 13).

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

Accounting Policy Updates

 As a result of our acquisition of Captaris during the quarter ended December 31, 2008, we established and adopted accounting policies relating to the following:

Accounting for Pensions, post- retirement and post-employment benefits

Pension expense, based upon management’s assumptions, consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to Accumulated Other Comprehensive Income within Shareholders’ equity), respectively, on the balance sheet.

Inventories

Inventories are valued at the lower of cost (as calculated on a first in first out basis) or market value. In addition, full provisions are recorded for surplus inventory deemed to be obsolete or inventory in excess of six month’s forecasted demand.

Revenue Recognition: Allowance for product returns

We provide allowances for estimated returns and return rights that exist for certain legacy Captaris customers. In general, our customers are not granted return rights at the time of sale. However, Captaris has historically accepted returns and, has therefore, reduced recognized revenue for estimated product returns. For those customers to whom we do grant return rights, we reduce revenue by an estimate of these returns. If we cannot reasonably estimate these returns, we defer the revenue until the return rights lapse. For software sold to resellers for which we have granted exchange rights, we defer the revenue until the reseller sells the software through to end-users. When customer acceptance provisions are present and we cannot reasonably estimate returns, we recognize revenue upon the earlier of customer acceptance or expiration of the acceptance period.

NOTE 3—FAIR VALUE MEASURMENTS

We adopted SFAS 157, except for those items that have been deferred under FSP FAS 157-2, on July 1, 2008. The items deferred relate to: i) non financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, ii) asset retirement obligations initially measured at fair value, and iii) non financial liabilities for exit or disposal activities initially measured at fair value under FASB Statement no. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2009:

		Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	$6,656	$6,656	n/a	n/a
Financial Liabilities:
Derivative financial instrument liabilities (note 13)	$4,341	n/a	$4,341	n/a

Our valuation techniques used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exists. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from the pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as monthly LIBOR-based yield curves, and foreign currency spot and forward rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2009, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 4— INVENTORIES

As of March 31, 2009
Finished goods	$2,148
Components	424
2,572
Less: Provision for inventories	(633)
$1,939

Inventories consist primarily of fax boards that were acquired as part of our acquisition of Captaris during the quarter ended December 31, 2008 (see Note 20). Prior to this date we did not hold any inventories.

NOTE 5—CAPITAL ASSETS

	As of March 31, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,990	$6,275	$3,715
Office equipment	8,242	7,255	987
Computer hardware	69,227	60,573	8,654
Computer software	23,349	17,332	6,017
Leasehold improvements	17,799	11,509	6,290
Land and buildings	14,836	1,297	13,539
	$143,443	$104,241	$39,202

	As of June 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,490	$8,877	$1,613
Office equipment	10,251	8,948	1,303
Computer hardware	80,499	72,654	7,845
Computer software	28,015	21,819	6,196
Leasehold improvements	15,160	11,295	3,865
Land and buildings *	24,261	1,501	22,760
	$168,676	$125,094	$43,582

   ________________________________
*	Includes a building that was recorded as an “asset held for sale” which was sold in December 2008 for Canadian dollars $5.8 million.

NOTE 6—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2007:

Balance, June 30, 2007	$528,312
Purchase of an asset group constituting a business (note 20)	2,199
Adjustments relating to prior acquisitions	5,930
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	34,687
Balance, June 30, 2008	564,648
Acquisition of a division of Spicer Corporation (note 20)	4,815
Acquisition of Captaris Inc. (note 20)	46,362
Adjustments relating to prior acquisitions	(10,688)
Adjustments on account of foreign exchange	(41,119)
Balance, March 31, 2009	$564,018

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

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2007	$179,216	$164,108	$343,324
Acquisition of Momentum	—	1,900	1,900
Amortization expense	(41,515)	(30,759)	(72,274)
Foreign exchange and other impacts	4,002	4,872	8,874
Net book value, June 30, 2008	141,703	140,121	281,824
Acquisition of Captaris Inc. (note 20)	60,000	72,000	132,000
Acquisition of eMotion LLC (note 20)	1,452	2,359	3,811
Acquisition of a division of Spicer Corporation (note 20)	5,529	1,777	7,306
Purchase of an asset group constituting a business (note 20)	—	2,081	2,081
Amortization expense	(34,171)	(29,529)	(63,700)
Foreign exchange and other impacts	(3,649)	(4,930)	(8,579)
Net book value, March 31, 2009	$170,864	$183,879	$354,743

The range of amortization periods for intangible assets is from 3-10 years.

The following table shows the estimated future amortization expense for the fiscal periods indicated below. This calculation assumes no future adjustments to acquired intangible assets:
s
Fiscal years ending June 30,
2009 (three months ended June 30)	$21,123
2010	79,893
2011	77,258
2012	73,815
2013 and beyond	102,654
Total	$354,743

NOTE 8—OTHER ASSETS

	As of March 31, 2009	As of June 30, 2008
Debt issuance costs	$4,993	$5,834
Deposits and restricted cash	2,599	1,943
Long-term prepaid expenses	3,095	2,116
Pension assets	558	598
	$11,245	$10,491

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of our long-term debt.  Deposits relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of facility-based lease agreements.  Long-term prepaid expenses relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS employees and directors (see Note 11), recognized under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158).

NOTE 9—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts (AfDA) as of June 30, 2007	$2,089
Bad debt expense for the year	2,855
Write-off /adjustments	(970)
Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the period	3,670
Write-off /adjustments	(3,860)
Balance of allowance for doubtful accounts as of March 31, 2009	$3,784

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2009	As of June 30, 2008
Accounts payable—trade	$14,418	$3,728
Accrued salaries and commissions	25,173	34,292
Accrued liabilities	54,432	49,014
Amounts payable in respect of restructuring (note 19)	7,541	1,150
Amounts payable in respect of acquisitions and acquisition related accruals	14,808	10,851
	$116,372	$99,035

Long-term accrued liabilities
	As of March 31, 2009	As of June 30, 2008
Amounts payable in respect of restructuring (note 19)	954	299
Amounts payable in respect of acquisitions and acquisition related accruals	5,671	10,256
Other accrued liabilities	6,439	2,851
Asset retirement obligations	6,920	7,107
	$19,984	$20,513

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with FASB SFAS No.143, “Accounting for Asset Retirement Obligations” (SFAS 143). As of March 31, 2009 the present value of this obligation was $6.9 million (June 30, 2008—$7.1 million), with an undiscounted value of $8.4 million (June 30, 2008—$7.8 million).

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

The following table summarizes the activity with respect to our acquisition accruals during the nine months ended March 31, 2009.

	Balance June 30, 2008	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance March 31, 2009
Captaris (see note 20)
Employee termination costs	$—	$9,276	$(3,793)	$1,284	$6,767
Excess facilities	—	3,347	(582)	651	3,416
Transaction-related costs	—	797	(1,006)	209	—
	—	13,420	(5,381)	2,144	10,183
Division of Spicer Corporation
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	262	(240)	(22)	—
	—	262	(240)	(22)	—
Hummingbird
Employee termination costs	310	—	(48)	(13)	249
Excess facilities	4,249	—	(1,817)	(795)	1,637
Transaction-related costs	815	—	(120)	(695)	—
	5,374	—	(1,985)	(1,503)	1,886
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	15,255	—	(6,956)	—	8,299
Transaction-related costs	—	—	(45)	45	—
	15,255	—	(7,001)	45	8,299
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	(243)	—	—
	243	—	(243)	—	—
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	211	—	(100)	—	111
Transaction-related costs	—	—	—	—	—
	211	—	(100)	—	111
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	24	—	(24)	—	—
Transaction-related costs	—	—	—	—	—
	24	—	(24)	—	—
Totals
Employee termination costs	310	9,276	(3,841)	1,271	7,016
Excess facilities	19,739	3,347	(9,479)	(144)	13,463
Transaction-related costs	1,058	1,059	(1,654)	(463)	—
	$21,107	$13,682	$(14,974)	$664	$20,479

The adjustments to goodwill primarily relate to employee termination costs and excess facilities accounted for in accordance with EITF 95-3.  The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 11— PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

As part of our acquisition of Captaris we acquired the following unfunded defined benefit pension plan and certain long-term employee benefit obligations in relation to Captaris Document Technologies GmbH (CDT), a wholly owned subsidiary of Captaris.  As of March 31, 2009, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Non current portion of benefit obligation
CDT defined benefit plan	$14,625	$278	$14,347
CDT Anniversary plan	1,014	160	854
CDT early retirement plan	589	—	589
Total	$16,228	$438	$15,790

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation from November 1, 2008 (the date from which the results of operations of Captaris have been consolidated with Open Text) to March 31, 2009:

Benefit obligation as of November 1, 2008	$14,782
Service cost	224
Interest cost	351
Benefits paid	(80)
Foreign exchange	(652)
Benefit obligation as of March 31, 2009	14,625
Less: current portion	(278)
Non current portion of benefit obligation as of March 31, 2009	$14,347

The following are the details of net pension expense for the CDT pension plan for the reporting periods indicated:

Pension expense:	Three months ended March 31, 2009	Nine months ended March 31, 2008
Service cost	$125	$224
Interest cost	209	351
Net pension expense	$334	$575

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan as of March 31, 2009, we used the following weighted average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%

Employee fluctuation rate:
to age 30	3.00%
to age 35	2.00%
to age 40	2.00%
to age 45	1.50%
to age 50	0.50%
from age 51	0.00%

Anticipated pension payments under the CDT pension plan, for the calendar years indicated below are as follows:

2009	$216
2010	356
2011	380
2012	415
2013	522
2014 to 2018	3,887
Total	$5,776

CDT Long-term employee benefit obligation.

CDT’s long-term employee benefit obligation relates to obligations to CDT employees in relation to CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $1.0 million for the Anniversary plan and $0.6 million for the early retirement plan, as of March 31, 2009.

The Anniversary plan is a defined plan for long-tenured CDT employees.  The plan provides for a lump-sum payment to employees of two months of salary upon reaching the anniversary of twenty-five years of service and three months of salary upon reaching the anniversary of forty years of service.  The early retirement plan is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees, upon reaching a certain age, to elect to work full-time for a period of time and be paid 50% of their full time salary. After working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments from the earned but unpaid salaries until they are eligible to receive payments under the postretirement benefit plan discussed above. Benefits under the early retirement plan are generally based on the employees’ compensation and the number of years of service.

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.6 million (June 30, 2008—$0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) for certain former members of the IXOS board of directors and certain IXOS employees (see Note 8). The net periodic pension cost, with respect to the IXOS pension plans, is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.  The fair value of our total plan assets under the IXOS pension plans, as of March 31, 2009, is $3.3 million (June 30, 2008—$3.7 million). The fair value of our total pension obligation under the IXOS pension plans, as of March 31, 2009 is $2.7 million, (June 30, 2008—$3.1 million).

In determining the fair value of the IXOS pension plans as of March 31, 2009, we used the following weighted average key assumptions:

Assumptions : Former IXOS directors’ defined benefit pension plan
Salary increases	0.00%
Pension increases	1.50%- 3.00%
Discount rate	6.00%
Rate of expected return on plan assets	4.50%

Assumptions : Former IXOS employees’ defined benefit pension plan
Salary increases	0.00%
Pension increases	0.00%
Discount rate	6.00%
Rate of expected return on plan assets	4.30%

Anticipated pension payments under the IXOS pension plans, for the calendar years indicated below are as follows:

Anticipated Pension Payments
2009	$77
2010	14
2011	-
2012	166
2013	70
2014 to 2018	597
Total	$924

NOTE 12—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of March 31, 2009	As of June 30, 2008
Long-term debt
Term loan	$291,761	$294,006
Mortgage	10,820	13,781
	302,581	307,787
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	414	493
	3,407	3,486
Long-term portion of long-term debt	$299,174	$304,301

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

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 to March 31, 2009 we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three and nine months ended March 31, 2009, we recorded interest expense of $2.0 million and $9.2 million, respectively, (three and nine months ended March 31, 2008-$4.5 million and $17.7 million, respectively), relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of March 31, 2009.

For the three and nine months ended March 31, 2009, we recorded interest expense of $56,000 and $0.2 million respectively, (three and nine months ended March 31, 2008 - $56,000 and $0.2 million, respectively), on account of stand-by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The original principal amount of the mortgage was Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario. Interest accrues monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.6 million due on maturity.

As of March 31, 2009, the carrying value of the building was $13.5 million (June 30, 2008—$17.1 million).

For the three and nine months ended March 31, 2009, we recorded interest expense of $0.1 million and $0.5 million (three and nine months ended March 31, 2008—$0.2 million and $0.6 million, respectively), relating to the mortgage.

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTVITIES

We adopted the FASB’s Statement No.161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133 (SFAS 161), on January 1, 2009. SFAS 161 enhances financial statement disclosures required under the FASB’s Statement No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and the adoption thereof had no financial statement impact on our consolidated financial statements. We have applied SFAS 161 prospectively and therefore disclosures relating to prior interim periods have not been presented.

Foreign Currency Forward Contracts

On December 30, 2008, we entered into a hedging program with a Canadian chartered bank, to limit the potential foreign exchange fluctuations on future intercompany royalties and management fees that are expected to be earned by our Canadian subsidiary from one of our U.S. subsidiaries. The program seeks to hedge, on a monthly basis, and over a future rolling twelve month period, $5.5 million of royalties and management fees. Each monthly contract settles within twelve months from inception date and we do not use these forward contracts for trading or speculative purposes.

Our hedging strategy, under this program, is to limit the potential volatility associated with the foreign currency gains and losses that may be experienced upon the eventual settlement of these transactions.

We have designated these transactions as cash flow hedges of forecasted transactions under SFAS 133.  Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income.  Unrealized gains or losses on the ineffective portion of these forward contracts, and the gain or loss on ineffective hedges that have been excluded from effectiveness testing have been classified within “Other income (expense)”. The fair value of the contracts at the end of the reporting period, as of March 31, 2009, is recorded within “Accounts payable and accrued liabilities”.

As of March 31, 2009, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $60.5 million.

Interest Rate Collar

As part of the requirements of the term loan credit agreement (see Note 12) we are required to maintain, from thirty days following the date on which the term loan was entered into through to the third anniversary or such earlier date on which the term loan is paid, an interest rate hedging arrangement with counter parties in respect of the term loan. Accordingly, in October 2006, we entered into a three year interest rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with the term loan within an upper limit of 5.34% and a lower limit of 4.79%.  As of March 31, 2009, the notional amount of the interest rate collar was $100.0 million.

SFAS 133 requires that written options meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hence hedge accounting was not applied to the interest rate collar.

The quarterly unrealized gains or losses on the interest rate collar and quarterly amounts payable by us to the counter party are included within interest expense and the fair value of the interest rate collar is recorded with “Accounts payable and accrued liabilities.” As of March 31, 2009, the fair value of the collar, recorded within “Accounts payable and accrued liabilities” was $2.8 million.

Fair value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended March 31, 2009, were as follows (amounts presented do not include any income tax effects).

Fair value of Derivative Instruments in the Condensed Consolidated Balance Sheet (see Note 3)

Derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges under SFAS 133	Accounts Payable and accrued liabilities	$1,556

Derivatives Not Designated as Hedging Instruments Under SFAS 133
Interest rate collar not designated as a hedging instrument under SFAS 133	Accounts Payable and accrued liabilities	2,785
Total derivatives		$4,341

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31, 2009		Three months ended March 31, 2009		Three months ended March 31, 2009
Foreign currency forward contracts	$(2,104)	Other income/ (expense)	$(427)	Other income/(expense)	$121*

* Includes a gain of $127,000 relating to amounts excluded from the assessment of hedge effectiveness and a loss of $6,000 relating to the ineffective portion of hedging relationships.

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31, 2009
Interest rate collar	Interest expense - net	$820

NOTE 14—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the three and nine months ended March 31, 2009 and March 31, 2008.

 Share-Based Payments

Summary of Outstanding Stock Options

As of March 31, 2009, options to purchase an aggregate of 2,978,420 Common Shares were outstanding and 1,649,095 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the nine months ended March 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	3,763,665	$15.22
Granted	716,100	32.66
Exercised	(1,439,839)	11.82
Forfeited or expired	(61,506)	31.69
Outstanding at March 31, 2009	2,978,420	$20.72	4.52	$41,023
Exercisable at March 31, 2009	1,636,424	$16.57	3.70	$29,251

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

For the three months ended March 31, 2009, the weighted-average fair value of options granted, as of the grant date, was $12.10, using the following weighted average assumptions: expected volatility of 40%; risk-free interest rate of 1.53%; expected dividend yield of 0%; and expected life of 4.3 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

For the nine months ended March 31, 2009, the weighted-average fair value of options granted, as of the grant date, was $12.47, using the following weighted average assumptions: expected volatility of 42%; risk-free interest rate of 2.9%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

As of March 31, 2009, the total compensation cost related to the unvested stock awards not yet recognized was $11.3 million, which will be recognized over a weighted average period of approximately 2 years.

As of March 31, 2008, the total compensation cost related to the unvested stock awards not yet recognized was $8.7 million, which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by us to settle equity instruments granted under share-based compensation arrangements.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2009 was approximately $1.4 million and $4.0 million, respectively.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2008 was approximately $1.1 million and $2.8 million, respectively.

We have not capitalized any share-based compensation costs as part of the cost of an asset.

For the three and nine months ended March 31, 2009, cash in the amount of $11.4 million and $17.0 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2009 from the exercise of options eligible for a tax deduction was $1.7 million and $8.4 million, respectively, which was recorded within additional paid-in capital.

For the three and nine months ended March 31, 2008, cash in the amount of $2.0 million and $10.9 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us, during the three and nine months ended March 31, 2008 from the exercise of options eligible for a tax deduction was $0.1 million  and $0.9 million, respectively, which was recorded as additional paid-in capital.

Long Term Incentive Plan

On September 10, 2007, our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP took effect in Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers a three year performance period, to certain of our employees, upon the employee meeting pre-determined performance targets. Awards may be equal to either 100% or 150% of target, for each of the criteria listed below, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We expect to settle the LTIP awards in cash.

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

Consistent with the provisions of SFAS 123R, we have measured the fair value of the liability under the LTIP as of March 31, 2009 and recorded a recovery relating to such liability to compensation cost in the amount of $0.4million for the three months ended March 31, 2009 (three months ended March 31, 2008—expense of $0.7 million) and recognized an expense of $2.4 million for the nine months ended March 31, 2009 (nine months ended March 31, 2008—$1.5 million). The outstanding liability under the LTIP as of March 31, 2009 was $4.6 million (June 30, 2008 - $2.2 million) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (ESPP)

During the three months ended March 31, 2009, 13,197 Common Shares were issued under the ESPP for cash collected from employees in prior periods, totaling $0.5 million. During the nine months ended March 31, 2009, 26,513 Common Shares were issued under the ESPP for cash collected from employees totaling $0.8 million. In addition, cash in the amount of $0.2 million was received from employees for the three months ended March 31, 2009 that will be used to purchase Common Shares in future periods.

During the three months ended March 31, 2008, 12,676 Common Shares were issued under the ESPP for cash collected from employees in prior periods, totaling $0.4 million. During the nine months ended March 31, 2008, 29,570 Common Shares were issued under the ESPP for cash collected from employees, totaling $0.7 million. In addition, cash in the amount of approximately $0.2 million was received from employees for the three months ended March 31, 2008 that will be used to purchase Common Shares in future periods.

NOTE 15—NET INCOME PER SHARE

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

	Three months ended March 31,		Nine months ended March 31
Basic earnings per share	2009	2008	2009	2008
Net income	$22,035	$7,267	$37,457	$25,752
Basic earnings per share	$0.42	$0.14	$0.72	$0.51

Diluted earnings per share
Net income	$22,035	$7,267	$37,457	$25,752
Diluted earnings per share	$0.41	$0.14	$0.71	$0.49
Weighted average number of shares outstanding
Basic	52,312	50,979	51,825	50,666
Effect of dilutive securities	1,129	1,810	1,297	1,758
Diluted	53,441	52,789	53,122	52,424
Excluded as anti-dilutive *	419	47	34	—

  ______________________
* Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 16—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of FIN 48 we have elected to follow an accounting policy to classify interest related to income tax-related receivables/payables under “Interest income (expense), net” and penalties related to liabilities for income tax expense under “Other income (expense)”, on our consolidated financial statements. The amounts of tax-related interest and penalties accrued as of March 31, 2009 were approximately $0.6 million and $0.3 million, respectively.

We believe it is reasonably possible that the unrecognized tax benefits, as of March 31, 2009 could increase in the next 12 months by $0.2 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

Although we believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations, we cannot predict with any level of certainty the exact nature of any future possible examinations or settlements.

NOTE 17—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,034	$4,728	$12,074	$18,414
Cash received during the period for interest	$739	$1,170	$3,938	$3,634
Cash paid during the period for income taxes	$1,005	$8,666	$6,028	$10,595

NOTE 18—GUARANTEES AND CONTINGENCIES

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

NOTE 19—SPECIAL CHARGES (RECOVERIES)

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2009 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (see Note 10). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan are expected to be approximately $20 million, of which $13.0 million has been recorded within Special charges to date. The $13.0 million charge consisted primarily of costs associated with workforce reduction in the amount of $9.9 million and abandonment of excess facilities in the amount of $3.1 million.  The provision related to workforce reduction is expected to be paid by December 2009 and the provision relating to facility costs is expected to be paid by April 2011.   The remaining charge of approximately $7.0 million is expected to relate mainly to excess facilities. However, on a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reduction and excess facilities and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2009 is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2008	$-	$-	$-
Accruals	9,950	3,061	13,011
Cash payments	(4,549)	(451)	(5,000)
Foreign exchange and other adjustments	221	18	239
Balance as of March 31, 2009	$5,622	$2,628	$8,250

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2006 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs. The total cost incurred in conjunction with the Fiscal 2006 restructuring plan was $20.9 million which has been recorded within Special charges to date. The actions related to workforce reduction were completed as of September 30, 2007.  The provisions relating to facility costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2009 is shown below.

Facility costs
Fiscal 2006 Restructuring Plan
Balance as of June 30, 2008	$906
Accruals (recoveries)	—
Cash payments	(538)
Foreign exchange and other adjustments	(123)
Balance as of March 31, 2009	$245

Impairment Charges

Special charges also includes a charge of $0.2 million relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

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

Total consideration for this acquisition was $102.0 million, which consisted of $101.0 million in cash, net of cash acquired, and approximately $1.0 million of direct acquisition related costs.

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

Current assets (net of cash acquired of $30,043)	$29,375
Long-term assets	27,234
Intangible customer assets	72,000
Technology assets	60,000
In-process research and development *	121
Goodwill	46,362
Total assets acquired	235,092
Total liabilities assumed and acquisition related accruals	(133,054)
Net assets acquired	$102,038

* Included as part of research and development expense in the quarter ended December 31, 2008.

The useful lives of intangible customer assets have been estimated to be between three and five years.  The useful lives of technology assets have been estimated to be between five and six years.

No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $15.6 million relating to employee termination charges, costs relating to abandonment of excess Captaris facilities and accruals for unpaid direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Captaris by way of workforce reduction and abandonment of excess legacy facilities. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in February 2015. The liabilities related to employee termination costs are expected to be paid on or before the one-year anniversary of the closing date of this acquisition (see Note 10).

A director of the Company earned approximately $0.3 million in consulting fees for assistance with the acquisition of Captaris.  These fees are included in the purchase price allocation.  The director abstained from voting on the transaction.

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

The proforma information included hereunder does not include the financial impacts of the restructuring initiatives relating to former Captaris activities, as these have been capitalized as part of the preliminary purchase allocation but does include the estimated amortization charges relating to the allocation of values to acquired intangible assets (see Note 7).

	Three months ended March 31	Nine months ended March 31,
	2008	2009		2008
Total revenues	$206,681		$628,437	$604,532
Net income (loss)	$(2,660)	$	*20,875	$8,694
Basic net income (loss) per share	$(0.05)		$0.40	$0.17
Diluted net income (loss) per share	$(0.05)		$0.39	$0.17

* Included herein are non-recurring charges in the amount of $9.3 million, recorded by Captaris in relation to business combination costs incurred by Captaris and the acceleration of the vesting of (Captaris) employee stock options.

eMotion LLC

In July 2008, we acquired 100% ownership of eMotion LLC (eMotion), a division of Corbis Corporation.  eMotion specializes in managing and distributing digital media assets and marketing content.  The acquisition of eMotion will enhance our capabilities in the “digital asset management” market, giving us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.  eMotion is based in Seattle, Washington. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of eMotion have been consolidated with those of Open Text beginning July 3, 2008.

Total consideration for this acquisition was $3.8 million which consisted of $3.6 million in cash, net of cash acquired, and approximately $0.2 million in costs directly related to this acquisition.  An amount of $0.5 million has been held back, as provided for in the purchase agreement, to provide for any adjustments to the purchase price in the one year period following the closing date of the acquisition. This additional amount, if payable, shall be paid subject to any adjustments, on July 3, 2009 and will increase the cost of the acquisition.

 Purchase Price Allocation

Under business combination accounting the total purchase price, excluding the amount of $0.5 million which has been held back, was allocated to eMotion’s net assets, based on their estimated fair values as of July 3, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.  The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets	$648
Long-term assets	238
Intangible customer assets	2,359
Technology assets	1,452
Total assets acquired	4,697
Liabilities assumed	(884)
Net assets acquired	$3,813

The useful lives of intangible customer and technology assets have been estimated to be five and seven years, respectively.

A director of the Company earned approximately $35,000 in consulting fees for assistance with the acquisition of eMotion.  These fees are included in the purchase price allocation.  The director abstained from voting on the transaction.

Division of Spicer Corporation

In July 2008, we acquired 100% ownership of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics.  The acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality.  In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of Spicer have been consolidated with those of Open Text beginning July 1, 2008.

Total consideration for this acquisition was $11.7 million which consisted of $11.4 million in cash, approximately $0.3 million in costs directly related to this acquisition.  In addition, a further amount of $0.2 million has been held back from the purchase price and will be recorded as part of the purchase only upon the resolution of certain contingencies.

Purchase Price Allocation

Under business combination accounting the total purchase price, excluding the amount of $0.2 million which has been held back, was allocated to Spicer’s net assets, based on their estimated fair values as of July 1, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a preliminary valuation conducted by management, and its estimates and assumptions are subject to change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

The preliminary purchase price allocation set forth below represents our best estimate of the allocation of the purchase price and the fair value of net assets acquired.

Current assets	$932
Long-term assets	23
Intangible customer assets	1,777
Technology assets	5,529
Goodwill	4,815
Total assets acquired	13,076
Liabilities assumed	(1,333)
Net assets acquired	$11,743

The useful life of the intangible customer and technology assets has been estimated to be five and seven years, respectively.

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

The useful life of the customer assets has been estimated to be five years.

NOTE 21—SUBSEQUENT EVENTS

On May 6, 2009 we annouced that we had entered into an agreement with Vignette Corporation (Vignette) pursuant to which Open Text and Vignette will combine their businesses through a merger and Vignette will become a wholly owned subsidiary of Open Text. Pursuant to the terms of the merger agreement and subject to the conditions thereof, each share of common stock of Vignette issued and outstanding immediately prior to the effective date of the merger will be converted into the right to receive $8.00 in cash, without interest and 0.1447 of one share of Open Text common stock. The approximate value of the total consideration for this merger is $310.0 million. The Board of Directors of Vignette has approved the merger and the merger agreement.  The completion of the merger is expected to happen within 60 to 90 days and is subject to various closing conditions, including obtaining the approval of Vignette’s stockholders and receiving antitrust approvals.

     On April 8, 2009 we acquired Vizible Corporation (“Vizible”), a Toronto-based privately held maker of digital media interface solutions.  We believe that the acquisition of Vizible will help expand our suite of digital asset management solutions. The purchase consideration for this acquisition is approximately $0.9 million of which approximately $67,000 has been paid and the remainder will be paid before June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our condensed consolidated financial statements for the three and nine months ended March 31, 2009, certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and our accompanying Notes under Part I, Item I of this Form 10-Q.

All growth and percentage comparisons made herein refer to the three and nine months ended March 31, 2009 compared with the three and nine months ended March 31, 2008, unless otherwise noted.  All references to “Notes” made herein are references to the Notes to our consolidated financial statements.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. The ECM industry is characterized by having significant development costs, frequent new product introductions and evolving industry standards. ECM is the set of technologies used to capture, manage, store, preserve, analyze, exchange, and archive business content throughout an enterprise.  ECM software enables organizations to publish and present web-based content, maintain and archive documents and records, support team collaboration, and perform other activities with unstructured data. Unstructured data includes data such as e-mails, word documents, faxes, presentations, videos, and voicemails. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry.

The initial public offering for Open Text was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,400 people worldwide.

Quarterly Highlights:
The third quarter of Fiscal 2009 was another successful quarter for Open Text.  We generated $51.9 million in license revenue, a 0.7% increase over the third quarter of Fiscal 2008, and total revenues increased by $13.3 million, to $192.0 million, a 7.4% increase.

During the quarter, we generated $72.9 million of operating cash flow as compared to the $49.8 million of operating cash flow in the third quarter of Fiscal 2008, a 46.3% increase. For the nine months ended March 31, 2009, operating cash flow was $137.5 million, a 13.3% increase from $121.4 million of operating cash flow for the nine months ended March 31, 2008.

Other significant highlights for the quarter ended March 31, 2009 (and up to the date of the filing of this report) were as follows:

•
In April 2009, we were ranked as the largest Canadian software company in the 2009 Branham300 ranking, the well-known annual ranking of top information and communication technology companies operating in Canada. The Branham300 is published by the Branham Group, a leading Canadian industry analyst and strategic consulting firm serving the global information technology marketplace.

•
In April 2009, we announced the availability of our latest Connectivity solution, Open Text SOCKS Client.  “SOCKS” is an internet protocol that facilitates the routing of network packets between client server applications via a proxy server. Our solution aims to assist organizations to transparently and cost-effectively secure their enterprise content applications over TCIP/IP networks.

•
In February 2009 we announced the availability of Exceed onDemand® 7, an application delivery platform that allows organizations to centrally distribute UNIX applications to local or remote Windows and Linux workstations.

•
In February 2009, we announced the availability of the latest release of Open Text Web Solutions. Available to customers now, this new release offers a number of additional enhancements such as helping customers translate, manage and synchronize multiple websites worldwide.

•	In January 2009 we received the latest version of the U.S. Department of Defense's (DoD) Standard for Records Management certification for its advanced records management offerings.

•
In January 2009, we unveiled the release of Open Text Recruiting Management for Microsoft SharePoint, a native Microsoft Office SharePoint Server 2007 application for collaborative hiring case management that helps to simplify the recruiting process within organizations. This release is part of a continuing Open Text plan to build applications that extend Office SharePoint Server 2007, based on the Open Text ECM Suite.

•
In January 2009, we introduced new versions of Desktop Viewer and Open Text Thin Client Viewer, with expanded support for new file formats. The solutions help enterprises lower costs and improve productivity by providing a simple way to manage the creation, capture, viewing, markup and publishing of content across departments and the enterprise. Using the Open Text Thin Client Viewer, customers can view, share, distribute and collaborate on documents online with partners, suppliers and customers via a Web browser.

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry. We seek acquisitions that support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and ultimately increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Intention to acquire Vignette

On May 6, 2009 we announced that we had entered into an agreement with Vignette Corporation (Vignette) pursuant to which Open Text and Vignette will combine their businesses through a merger and Vignette will become a wholly owned subsidiary of Open Text. Pursuant to the terms of the merger agreement and subject to the conditions thereof, each share of common stock of Vignette issued and outstanding immediately prior to the effective date of the merger will be converted into the right to receive $8.00 in cash, without interest and 0.1447 of one share of Open Text common stock. The approximate value of the total consideration for this merger is $310.0 million. The Board of Directors of Vignette has approved the merger and the merger agreement.  The completion of the merger is expected to happen within 60 to 90 days and is subject to various closing conditions, including obtaining the approval of Vignette’s stockholders and receiving antitrust approvals.

Acquisitions during Fiscal 2009

During Fiscal 2009, to date, we have made the following acquisitions:

Vizible

On April 8, 2009, we acquired Vizible Corporation (Vizible), a Toronto-based privately held maker of digital media interface solutions.  We believe that the acquisition of Vizible will help expand our suite of digital asset management solutions. Purchase consideration for this acquisition is approximately $0.9 million of which approximately $67,000 has been paid and the remainder will be paid before June 30, 2009.

Captaris

On October 31, 2008, we acquired all the issued and outstanding shares of Captaris, a provider of software products that automates “document-centric” processes.  Captaris is based in Bellevue, Washington. We believe that this acquisition will be meaningfully accretive to Open Text and will strengthen our position as the ECM market’s independent leader and broaden the suite of solutions we offer that integrate with SAP©, Microsoft© and Oracle©  solutions.  Total consideration for this acquisition was $101.0 million, net of cash acquired.

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

Division of Spicer Corporation

In July 2008, we announced the acquisition of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics.  We believe this acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality.  Total consideration for this acquisition was $11.4 million.

Partnerships

Partnerships are fundamental to the Open Text business.  We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which give us added leverage to deliver customer-focused solutions. Partnership alliances of Open Text include, but are not limited to, Oracle©, Microsoft©, SAP©, Deloitte©, and Accenture©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continually aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

During the third quarter of Fiscal 2009, we announced that we joined the Cisco Technology Developer Program as part of the program's IP Communications solution category.  This program is designed to unite Cisco Systems Inc. with third party developers of hardware and software to deliver tested interoperable solutions to joint customers.

Our partner-driven revenues accounted for $21.8 million of our license revenues in the three months ended March 31, 2009 compared to approximately $20.1 million during the three months ended March 31, 2008. Partner revenues accounted for $55.8 million of license revenue for the nine months ended March 31, 2009 compared to $53.3 million contributed by partners during the same period of the prior fiscal year.

Outlook for the remainder of Fiscal 2009

We believe that we have a strong position in the ECM market. We have a diversified geographic profile with approximately 50% of our revenues originating outside of North America.  Also, approximately 50% of our revenues are derived from customer support sales, which are a recurring source of revenue, as historically our renewal rate for customer support services is approximately 90%. Additionally, we believe our focus on compliance-based products,  along with our strong partnerships, will help insulate us from the downturn in the current macro-economic environment.

Our focus for the remainder of Fiscal 2009 will be to:
•	continue to grow license revenue;
•	continue to focus on partner-influenced sales; and
•	continue to manage our costs effectively and reduce costs as appropriate.

Results of Operations

Overview

Net income for the three months ended March 31, 2009 was $22.0 million, as compared to $7.3 million of net income for the three months ended March 31, 2008.   During the nine months ended March 31, 2009 net income was $37.5 million, as compared to $25.8 million of net income for the nine months ended March 31, 2008.

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, as a percentage of total revenue, and by major geography for each of the periods indicated:

Revenue by product type

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2009	2008	Change - Increase (decrease)	2009	2008	Change - Increase (decrease)
License	$51,919	$51,534	$385	$166,845	$150,952	$15,893
Customer support	101,949	91,606	10,343	300,816	268,524	32,292
Service and other	38,167	35,622	2,545	114,648	105,787	8,861
Total	$192,035	$178,762	$13,273	$582,309	$525,263	$57,046

	Three months ended March 31,		Nine months ended March 31,
(% of total revenue)	2009	2008	2009	2008
License	27.0%	28.8%	28.7%	28.7%
Customer support	53.1%	51.2%	51.7%	51.1%
Service and other	19.9%	20.0%	19.6%	20.2%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended March 31,			Nine months ended March 31,
	2009	2008	Change - Increase/ (decrease)	2009	2008	Change - Increase/ (decrease)
(in thousands)
North America	$98,357	$83,243	$15,114	$287,594	$246,903	$40,691
Europe	82,107	86,603	(4,496)	263,912	251,080	12,832
Other	11,571	8,916	2,655	30,803	27,280	3,523
Total	$192,035	$178,762	$13,273	$582,309	$525,263	$57,046

	Three months ended March 31,		Nine months ended March 31,
(% of total revenue)	2009	2008	2009	2008
North America	51.2%	46.6%	49.4%	47.0%
Europe	42.8%	48.4%	45.3%	47.8%
Other	6.0%	5.0%	5.3%	5.2%
Total	100.0%	100.0%	100.0%	100.0%

License Revenue primarily consists of fees earned from the licensing of software products to customers.

License revenue increased by approximately $0.4 million from $51.5 million in the three months ended March 31, 2008 to $51.9 million in the three months ended March 31, 2009.  North American license sales increased by $2.5 million, from $22.4 million for the three month period ended March 31, 2008 to $24.9 million for the three month period ended March 31, 2009.  European license sales decreased by $4.2 million, from $26.6 million for the three month period ended March 31, 2008 to $22.4 million for the three month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Partner influenced sales comprised of 42.0% of our license revenues in the third quarter of Fiscal 2009 compared to 20.1% in the third quarter of Fiscal 2008.

License revenue increased by approximately $15.9 million from $151.0 million in the nine months ended March 31, 2008 to $166.8 million in the nine months ended March 31, 2009.  North American license sales increased by $9.2 million, from $67.2 million for the nine month period ended March 31, 2008 to $76.4 million for the nine month period ended March 31, 2009.  European license sales increased by $6.0 million, from $74.3 million for the nine month period ended March 31, 2008 to $80.3 million for the nine month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Customer Support Revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Because of our large installed base, the renewal rate has more influence on total customer support revenue in comparison to the impact that the current software revenue has. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue from period to period. We have historically experienced a renewal rate of approximately 90% but it is not atypical to encounter pricing pressure from our customers during contract negotiation and renewal. The term of support and maintenance agreements is typically twelve months, with customer renewal options. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

Customer support revenues increased by $10.3 million in the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008.  North American customer service revenues increased by $9.1 million, from $46.6 million for the three month period ended March 31, 2008 to $55.7 million for the three month period ended March 31, 2009.  European customer service revenues increased by $0.9 million, from $40.1 million for the three month period ended March 31, 2008 to $41.0 million for the three month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Customer support revenues increased by approximately $32.3 million in the nine months ended March 31, 2009, as compared to the nine month period ended March 31, 2008.  North American customer service revenues increased by $24.4 million, from $134.6 million for the nine month period ended March 31, 2008 to $159.0 million for the nine month period ended March 31, 2009.  European customer service revenues increased by $6.3 million, from $120.4 million for the nine month period ended March 31, 2008 to $126.7 million for the nine month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Service and Other Revenue. Service revenue consists of revenues from consulting contracts, contracts to provide training and integration services.  “Other” revenue consists of hardware revenue, a new revenue stream, which started in the second quarter of Fiscal 2009. These revenues are grouped with Service in this category because they are immaterial.

Service and other revenues increased by approximately $2.5 million in the three months ended March 31, 2009.  Of total service and other revenue of $38.2 million for the quarter, hardware revenue added $4.4 million. North American service and other sales increased by $3.5 million, from $14.2 million for the three month period ended March 31, 2008 to $17.7 million for the three month period ended March 31, 2009.  European service and other sales decreased by $1.3 million, from $19.9 million for the three month period ended March 31, 2008 to $18.6 million for the three month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Service and other revenues increased by approximately $8.9 million in the nine months ended March 31, 2009.  Of total service and other revenue of $114.6 million for the period, $8.1 million related to the sale of hardware.  North American service and other sales increased by $7.0 million, from $45.1 million for the nine month period ended March 31, 2008 to $52.1 million for the nine month period ended March 31, 2009.  European service and other sales increased by $0.4 million, from $56.4 million for the nine month period ended March 31, 2008 to $56.8 million for the nine month period ended March 31, 2009.  Other geographies accounted for the remainder of the change.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended March 31,			Nine months ended March 31,
	2009	2008	Change- Increase/ (decrease)	2009	2008	Change- Increase/ (decrease)
(In thousands)
License	$4,496	$3,093	$1,403	$12,670	$11,296	$1,374
Customer Support	17,304	14,292	3,012	50,227	41,081	9,146
Service and other	30,288	28,856	1,432	89,898	86,552	3,346
Amortization of acquired technology-based intangible assets	11,625	10,440	1,185	34,171	30,900	3,271
Total	$63,713	$56,681	$7,032	$186,966	$169,829	$17,137

	Three months ended March 31,		Nine months ended March 31,
Gross Margin	2009	2008	2009	2008
License	91.3%	94.0%	92.4%	92.5%
Customer Support	83.0%	84.4%	83.3%	84.7%
Service and other	20.6%	19.0%	21.6%	18.2%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased $1.4 million and gross margin decreased 2.7% during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is attributable to higher third party royalty costs.

Cost of license revenue increased $1.4 million and gross margin remained stable for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2009. The increase is attributable to higher third party royalty costs.

 Cost of customer support revenues is primarily comprised of technical support personnel and related costs.

Cost of customer support revenues increased by $3.0 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This was primarily due to increased personnel costs to support higher revenue.

Cost of customer support revenues increased by $9.1 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008.  Again this increase was primarily due to increased personnel costs to support higher revenue.  Overall gross margin on customer support revenue has remained relatively stable within a range of 83% to 85%.

Headcount related to customer support activities increased by 117 employees at March 31, 2009 compared to March 31, 2008.

 Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel related expenses, travel costs and third party subcontracting.  Also, starting in the second quarter of Fiscal 2009, the costs of selling hardware is grouped within this category.

Cost of service and other revenues increased by $1.4 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to an increase in costs associated with the sale of hardware of $2.5 million, offset by a reduction in cost of services of $1.1 million.  Overall gross margin on service and other revenues have improved as a result of the higher margin related to hardware sales.

Cost of service and other revenues increased by $3.3 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, primarily due to an increase in costs associated with the sale of hardware. Overall gross margin on service and other revenues have improved as a result of the grouping of higher margin hardware revenue within this category.

Headcount at March 31, 2009 related to customer support activities decreased by 16 employees compared to March 31, 2008.

Amortization of acquired technology-based intangible assets increased by $1.2 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.   Amortization of acquired technology intangible assets increased by $3.3 million in the nine months ended March 31, 2009, as compared to the respective nine months ended March 31, 2008.  In both instances the increases are primarily due to the overall impact intangible assets acquired in Fiscal 2009.

Operating Expenses

The following tables set forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended March 31,			Nine months ended March 31,
(in thousands)	2009	2008	Change - Increase (decrease)	2009	2008	Change - Increase (decrease)
Research and development	$28,809	$27,990	$819	$87,335	$78,120	$9,215
Sales and marketing	44,426	41,307	3,119	138,605	121,466	17,139
General and administrative	17,937	18,268	(331)	54,604	52,233	2,371
Depreciation	3,229	2,909	320	8,847	9,645	(798)
Amortization of acquired customer-based intangible assets	11,176	8,077	3,099	29,529	23,006	6,523
Special charges (recoveries)	1,788	(14)	1,802	13,234	(122)	13,356
Total	$107,365	$98,537	$8,828	$332,154	$284,348	$47,806

	Three months ended March 31,		Nine months ended March 31,
(in % of total revenue)	2009	2008	2009	2008
Research and development	15.0%	15.7%	15.0%	14.9%
Sales and marketing	23.1%	23.1%	23.8%	23.1%
General and administrative	9.3%	10.2%	9.4%	9.9%
Depreciation	1.7%	1.6%	1.5%	1.8%
Amortization of acquired customer-based intangible assets	5.8%	4.5%	5.1%	4.4%
Special charges (recoveries)	0.9%	0.0%	2.3%	0.0%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $0.8 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $2.7 million, offset by a decrease in other miscellaneous research and development related expenses.

Research and development expenses increased by $9.2 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, primarily due to an increase in direct labour and labour-related benefits and expenses of $8.4 million as well as an increase in consulting expenses of $3.6 million, offset by a decrease in other miscellaneous research and development related expenses.

Headcount at March 31, 2009, related to research and development activities increased by 150 employees compared to March 31, 2008.

          In Fiscal 2009, we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and expenses associated with advertising and trade shows.

Sales and marketing expenses increased by $3.1 million in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This increase was primarily due to an increase in direct labour and labour-related benefits and expenses of $2.1 million and an increase in consulting expenses of $0.6 million.  The remainder of the difference is due to an increase in other sales and marketing related expenses.

Sales and marketing expenses increased by $17.1 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008. This increase was primarily due to an increase in direct labour and labour-related benefits and expenses of $10.8 million, an increase in consulting expenses of $1.5 million, an increase in travel expenses of $1.0 million, and an increase in overhead expenses of $0.9 million.  The remainder of the difference is due to an increase in other sales and marketing related expenses.

Headcount at March 31, 2009 related to sales and marketing activities increased by 122 employees compared to March 31, 2008.

In Fiscal 2009, we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

 General and administrative expenses consist primarily of personnel expenses, facility expenses, audit fees, consulting expenses and costs relating to our public company obligations.

General and administrative expenses decreased by $0.3 million in the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008.  The main driver of the change was a $1.1 million decrease in overhead expenses offset by an increase in other general and administrative related expenses for the remainder of the change.

In the nine months ended March 31, 2009 general and administrative expenses increased $2.4 million, as compared to the nine month period ended March 31, 2008. The increase is primarily due to an increase in direct labour and labour-related benefits and expenses in the amount of $3.5 million offset by a decrease in overhead expenses in the amount of $2.2 million.  The remainder of the difference is due to an increase in other general and administrative expenses.

Headcount at March 31, 2009 related to general and administrative activities increased by 135 employees compared to March 31, 2008.

In Fiscal 2009, we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Amortization of acquired customer-based intangible assets increased by $3.1 million in the three months ended March 31, 2009, as compared to the respective three month period ended March 31, 2008.  Amortization of acquired customer-based intangible assets increased $6.5 million in the nine months ended March 31, 2009, as compared to the respective nine month period ended March 31, 2008.  In both cases the increases were primarily due to the overall impact of intangible assets acquired in Fiscal 2009.

Special charges   We communicated the implementation of the Fiscal 2009 Restructuring Plan in the second quarter of Fiscal 2009. The Plan is designed to restructure our workforce and to rationalize and consolidate our excess facilities.  The charge to earnings in the third quarter of Fiscal 2009 was $1.8 million relating primarily to abandonment of excess facilities.  We expect that the Fiscal 2009 Restructuring Plan will result in annual cost savings and operational efficiencies of approximately $40.0 million.

In addition to the charges booked in the second quarter and in the current quarter, we expect to book an additional charge relating to the Fiscal 2009 Restructuring Plan, of approximately $7.0 million.

Interest expense – net is primarily made up of cash interest paid on our debt facilities and payments or receipts on the interest rate collar, as well as the unrealized gain or loss on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Net interest expense decreased by $4.3 million in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Interest expense decreased $4.7 million and interest income decreased $0.4 million.  This decrease in interest expense is primarily due to a decrease of $2.5 million on interest paid on the term loan, and a decrease on the unrealized loss on the fair value of the collar of $3.5 million, as compared to the same period in the prior fiscal year. The decreases were offset by an increase in the amount paid on the collar of $0.8 million.  The remainder of the change in interest expense is due to miscellaneous items.

Net interest expense decreased by $11.4 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008.  Interest expense decreased by $11.0 million, while interest income increased by $0.4 million.  This decrease in interest expense is primarily due to a decrease of $8.4 million on the interest paid on the term loan and a decrease in the unrealized loss on the fair value of the collar of $5.6 million.  The decreases were offset by an increase in the amount paid on the collar of $2.0 million, and an increase in tax-related interest expense of $0.7 million. The remainder of the change in interest expense is due to miscellaneous items.

For the three and nine months ended March 31, 2009, the decrease in the interest paid on our term loan is due to declining interest rates.

For more details on interest expenses see Note 12 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Other income (expense) relates to certain non-operational charges, primarily foreign exchange gains and losses and tax-related penalties.

For the three months ended March 31, 2009, net other income increased by $18.5 million, as compared to the three months ended March 31, 2008.  The main driver of this change was due to an increase in foreign exchange gains in the amount of $20.3 million, offset by miscellaneous other net expenses of $1.8 million.

 For the nine months ended March 31, 2009, net other income increased $12.2 million, as compared to the nine months ended March 31, 2008.  This was primarily due to the impact of foreign exchange gains.

Liquidity and Capital Resources

As of March 31, 2009, our cash and cash equivalents was made up of cash and bank-issued term deposits with maturities of 30 days or less.  We are able to access our cash easily, for regular operational use, and we have no exposure to illiquid investments or distressed securities.

Cash flows provided by operating activities

Cash flows from operating activities increased by $16.2 million in the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008.  This change is due to an increase in operating assets and liabilities of $5.0 million and an increase in net income of $11.7 million, offset by a decrease in non-cash adjustments of approximately $0.5 million.

The increase in operating assets and liabilities of $5.0 million for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, was primarily due to an increase in accounts receivable collections of $54.9 million, partially offset by (absent the impact of acquisitions) (i) a decrease in the change in accounts payable and accrued liabilities of $13.3 million, and (ii) a decrease in the change in deferred revenue balances in the amount of $37.4 million.  The remainder of the changes in operating cash flow is due to other operating activities.

The increase in non-cash adjustments of $0.5 million for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, was primarily due to (i) an increase in depreciation and amortization of $9.0 million, (ii) an increase in share based compensation of $1.2 million, (iii) an increase in the change of pension accruals in the amount of $1.1 million and v) an increase in the change of deferred taxes in the amount $1.0 million.  These increases were offset by a decrease on our excess tax benefit on share based compensation expenses of $7.5 million, an unrealized loss on the fair value of financial instruments by $5.7 million and other miscellaneous changes in operating activities.

Cash flows used in investing activities

Our cash flows used in investing activities have been primarily on account of business acquisitions. In the aftermath of our more significant acquisitions, such as IXOS, Hummingbird and Captaris, we typically implement exit plans for reduction of legacy workforces and legacy real estate facilities of the acquired companies. These plans are recognized in accordance with the accounting rules governing acquisition-related accruals. Payments against these accruals are recorded as a use of cash in investing activities.  In addition we also spend recurring amounts on purchases of miscellaneous capital assets.

In the nine months ended March 31, 2009, cash flows used in investing activities were higher by $125.6 million, than in the same period in the prior fiscal year.  This increase was primarily due to (i) an increase of $118.1 million relating to acquisitions, (inclusive of $101.0 million for Captaris), and (ii) an increase in investments of $8.9 million.  These increases were offset by a reduction related to acquisition costs of $2.3 million.  The remainder of the changes in investing cash flow is due to other miscellaneous investing activities.

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

During the nine months ended March 31, 2009, cash flows from financing activities increased by $74.3 million compared to the same period in the prior fiscal year, primarily due to the fact that we did not make any non-scheduled prepayments on our long-term debt financing, whereas during the nine months ended March 31, 2008, we made total non-scheduled prepayments of $60.0 million. In addition there was an increase in cash flow from excess tax benefits on share-based compensation of $7.5 million and an increase in the proceeds from the issuance of Common Shares in the amount of $6.3 million.  The remaining change in cash flows is due to miscellaneous items.  We have not entered into any new or additional long-term debt arrangements during Fiscal 2009.

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

Term loan

The term loan has a seven-year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. From October 2, 2006, to March 31, 2009 we have made total prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

As of March 31, 2009, the carrying value of the term loan was $291.8 million and we are in compliance with all loan covenants relating to this facility.

We entered into a three-year interest-rate collar that has the economic effect of circumscribing the floating portion of our interest rate obligations originally associated with the term loan within an upper limit of 5.34% and a lower limit of 4.79%.  As of March 31, 2009, the notional amount of the hedged portion of the loan is $100.0 million (June 30, 2008 - $150.0 million).  The collar expires on December 31, 2009.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum.

There were no borrowings outstanding under the revolver as of March 31, 2009, and through to the date hereof, we have not borrowed any amounts under the revolver.

Pensions

As part of the acquisition of Captaris, we acquired an unfunded pension plan and certain long-term employee benefit plans.  As of March 31, 2009, our total unfunded pension plan obligation was $14.6 million and the total unfunded long-term employee benefit obligation was $1.6 million.  We expect to be able to make the payments related to these obligations, in the normal course.  For a detailed discussion see Note 11.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by fiscal years,
	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Long-term debt obligations	$361,884	$4,301	$43,747	$31,629	$282,207
Operating lease obligations *	82,488	6,669	42,386	15,211	18,222
Purchase obligations	4,445	845	2,952	648	—
	$448,817	$11,815	$89,085	$47,488	$300,429

________________________________
*	Net of $4.9 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five year mortgage on our headquarters in Waterloo, Ontario. For details relating to the term loan and the mortgage, see Note 12.

On December 30, 2008, we entered into a hedging program with a Canadian chartered bank, to limit the potential foreign exchange fluctuations on future intercompany royalties and management fees that are expected to be earned by our Canadian subsidiary from one of our U.S. subsidiaries. The program seeks to hedge, on a monthly basis, and over a future rolling twelve month period, $5.5 million of royalties and management fees. Each monthly contract settles within twelve months from inception date and we do not use these forward contracts for trading purposes. Our hedging strategy, under this program, is to limit the potential volatility associated with the foreign currency gains and losses that may be experienced upon the eventual settlement of these transactions. The fair value of the contracts, as of March 31, 2009, was $1.6 million and is recorded within “Accounts payable and accrued liabilities”. As of March 31, 2009, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $60.5 million.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of March 31, 2009. As of March 31, 2009, we had an outstanding balance of $291.8 million on this loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of March 31, 2009, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.8 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of March 31, 2009 is outstanding for the entire period.

We manage our interest rate exposure, relating to $100.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $100.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009.  As of March 31, 2009, the fair value of the collar was a payable in the amount of $2.8 million.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2009, this balance represented approximately 75% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 8%.

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

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Recent events have demonstrated that businesses and industries throughout the world are very tightly connected to each other.  Thus, events seemingly unrelated to us or to our industry may adversely affect us over the course of time.  For example, rapid changes to the foreign currency exchange regime may adversely affect our financial results.  Material increases in LIBOR may increase the debt payment costs for the portion of our credit facilities that we have not hedged.  Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or some other opportunity that would require a significant investment in resources.  Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base.  As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us.  Any of these events, or any other events caused by turmoil in world financial markets, may have a materially adverse effect on our business, operating results, and financial condition.

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

Our acquisition of Captaris may adversely affect our operations in the short term

In October, 2008 we acquired all of the issued and outstanding common shares of Captaris. The Captaris acquisition represents a significant opportunity for our business. However, certain inevitable integration challenges may result from the acquisition and may divert management’s attention from the normal daily operations of our existing businesses, products and services. We cannot ensure that we will be successful in retaining key Captaris employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees of the newly merged entity.

Item 6.                 Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of May 5, 2009, by and among Open Text Corporation, Scenic Merger Corp., and Vignette Corporation. (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

101.REF	XBRL taxonomy extension reference linkbase

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: May 7, 2009	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer

/s/ PAUL McFEETERS
Paul McFeeters Chief Financial Officer