Form 10-K
period 2009-06-30
OPEN TEXT CORP
filed 2009-08-21
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2008, was approximately $1.3 billion. The number of the Registrant’s Common Shares outstanding as of August 17, 2009 was 56,149,329.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2009, which are set forth in Part II, Item 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

Overview

Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “Open Text”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2009” means our fiscal year beginning on July 1, 2008 and ending June 30, 2009; (ii) the term “Fiscal 2008” means our fiscal year beginning on July 1, 2007 and ending June 30, 2008; and (iii) the term “Fiscal 2007” means our fiscal year beginning on July 1, 2006 and ending on June 30, 2007. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the United States Securities and Exchange Commission (the SEC) may be obtained free of charge through the Investor Relations section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Information on our Investor Relations page and our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our operations fall into one dominant industry segment: Enterprise Content Management (ECM) software. Unless otherwise indicated, the information presented in this Item 1 reflects material details regarding the business of Open Text as a consolidated, unified entity.

For information regarding our revenue and assets by geography for Fiscal 2009, Fiscal 2008 and Fiscal 2007, see Note 18 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

General

We are an independent company providing ECM software solutions. We focus solely on ECM software solutions and, generally, have expanded our product and service offerings through strategic acquisitions. It is our mission to be generally recognized as “The Content Experts” in the ECM marketplace.

Our ECM software products help our customers manage their critical business content including version revisions and compliance with regulatory requirements. Our Open Text ECM Suite enables corporations to manage traditional forms of content such as images, office documents, graphics and drawings, as well as to manage electronic content including web pages, email and video. Our solutions aim to allow users to gain access to view and manage all information related to a transaction or business process, without having to switch from one application to another.

Our goal as an independent provider of ECM software solutions is to help our customers leverage their existing strategic investments in enterprise applications, regardless of whether their applications are from Microsoft Corporation (Microsoft), SAP AG (SAP) or Oracle Corporation (Oracle). We help our customers reduce their risk and infrastructure costs by managing all content object types with common retention and archiving governance and our independence, we believe, provides our customers with more choice.

ECM Software Solutions

We provide ECM solutions that bring together people, processes and information. Our software combines collaboration with content management, transforming information into knowledge that provides the foundation for innovation, compliance and accelerated growth.

In addition, Open Text “Services” offers a detailed suite of services within its “Solution Value Chain” to help customers achieve implementation goals. From training and consulting, to hosting services and customer support programs, our Services organization helps customers successfully implement and deploy a complete enterprise-wide solution.

We also provide ECM software, solutions and expertise for governments, “Global 2000” organizations and mid-market companies. Our software helps customers to:

•	respond to regulatory and operational compliance requirements;

•	reduce their risk and infrastructure costs by managing all content object types with common retention and archiving governance; and

•	leverage their strategic investments in enterprise applications from Microsoft, SAP and Oracle.

Open Text ECM Suite

The Open Text ECM Suite represents the core Open Text offering. It brings together the content management capabilities needed to manage a wide range of enterprise content—including business documents, vital records, Web content, digital assets (images, audio, and video), email, forms and reports. The Open Text ECM Suite provides all of the components of a comprehensive ECM suite based on the modular, flexible, and integrated Open Text Content Services service-oriented architecture. This architecture provides the customer with the benefits of common integration layers, which enable all elements of the suite to communicate well and share information, while at the same time offering flexibility and agility to address the specific requirements of the customer’s specific business.

Open Text Content Services enable information workers to manage and exploit content types in a unified way at three critical levels and are comprised of the following core elements:

•	Open Text Enterprise Connect—offers a new user interface with customizable views of business content.

•

Open Text Enterprise Process Services—offers a comprehensive set of enterprise process services to help organizations put content in the hands of users when and where they need it—i.e., in the context of the business process they are supporting.

•

Open Text Enterprise Library Services—provides a repository to consistently enforce and manage retention schedules, corporate governance, and regulatory compliance policies for content types enterprise-wide.

Open Text ECM Suite

The Open Text ECM Suite is comprised of the following components:

•

Document Management provides the repository for business documents (Microsoft Office, CAD, PDF, etc.) and allows for the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search services for documents and their content.

•

Collaboration offers a range of tools that help facilitate people working with each other, with content, and with processes. These tools include project and community workspaces, real-time instant messaging, instant online meetings, screen sharing, wikis, polls, blogs, discussion forums, and more.

•

Social Media offers a natural and intuitive application that gives customers new ways of working productively together through the Web and mobile devices, while also meeting security and compliance demands through integration with a company’s wider ECM system.

•

Web Content Management provides tools for authoring, maintaining, and administering sophisticated Web sites that offer a “visitor experience” that integrates content from internal and external sources.

•

Digital Asset Management provides a specialized set of content management services for ingesting, browsing, searching, viewing, assembling, and delivering “rich” media content such as images, audio and video.

•	Records Management enables control of the complete lifecycle of content objects by associating robust retention and disposition rules with each content asset.

•

Email Management services enable the archiving, control, and monitoring of email to reduce the size of the email database, improve email server performance, control the lifecycle of email content and monitor email content to ensure compliance.

•	Archiving helps bring storage expenses under control through optimization of storage use.

•

Capture & Delivery tools provide the means of converting documents from analog sources—such as paper or facsimile (fax) to electronic documents—and applying value-added functions to them, such as optical/intelligent character recognition (OCR/ICR), barcode scanning etc., and then releasing them into the Open Text ECM Suite repository where they can be stored, managed, and searched.

•

Business Process Management (BPM) provides the tools for analyzing, deploying, executing, and monitoring the daily business processes in which content is referenced to make decisions and in which people make the decisions. BPM often involves interaction with other enterprise applications, such as those from SAP and Oracle.

•

Content Reporting provides tools for analyzing content and generating reports on virtually any set of data and organizing and formatting data output for distribution to channels such as print, email, fax, Web sites, and portals.

In addition, we offer customers industry-specific solutions based on the foundation of the Open Text ECM Suite for the following sectors: government, high-technology/manufacturing, energy, financial services, pharmaceutical and life sciences, legal, and media.

Open Text Support program

Through our Open Text Support Program, customers receive convenient access to software upgrades, a support knowledge base, discussions, product information and an on-line mechanism to post and review “trouble tickets”. In addition our “support teams” handle questions on the use, configuration, and functionality of Open Text products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

Open Text Consulting, Learning and Hosting Services

Our Consulting Services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.

Our Learning Services’ consultants analyze our customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. Open Text’s learning services employs a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.

Our Hosting Services provide an alternative method of deployment to achieve optimum performance without the administrative and implementation costs associated with installing and managing an in-house system.

Marketing and Sales

Customers

Our customer base consists of a number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2009, no single customer has accounted for 10% or more of our revenues.

Global Distribution Channels

We operate on a global basis and in Fiscal 2009 we generated slightly over 50% of our revenues from outside North America. A significant portion of our sales of products and services is direct, primarily through our subsidiary sales and service organizations. In North America, our sales and service employees are based in our headquarters and in field offices throughout the United States and Canada. Outside of North America, our international subsidiaries license and support our software in their local countries as well as within other foreign countries where we do not have a sales subsidiary.

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

Global Strategic Alliances

These alliances are strategic partnerships, cultivated over time and often involve co-development of the partner’s solution and our solutions to create an extended and integrated solution for the customer.

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

Building on our existing reseller agreement with SAP, signed in 2007, we announced (in the second quarter of Fiscal 2009) that SAP will also resell Open Text Vendor Invoice Management (VIM) and “Document Capture” solutions.

Open Text and Microsoft Corporation

Our strategic alliance with Microsoft offers improved integration between our ECM solutions and Microsoft’s desktop and server products, such as Microsoft SharePoint. Our solutions increasingly rely on Microsoft desktop as a highly popular user interface for accessing content in context. The integration of our solutions with Microsoft desktop allow an Open Text customer to automatically extract information from ERP, CRM, ECM and other enterprise applications when such customer opens any piece of email. This context allows workers to make decisions and take actions, all through the familiar Microsoft Outlook interface.

In addition to email, Microsoft SharePoint provides functionality for team collaboration and document sharing. We offer solutions that allow our customers to realize SharePoint’s ease of use, while seamlessly tying into established retention policies for enterprise content in areas such as archiving and records retention. Also, we have expanded our support for the latest Microsoft database technology to help our customers manage and retrieve information stored on their servers.

Open Text and Oracle Corporation

This partnership extends our enterprise solutions framework, and builds upon the database integration relationship between us and Oracle. The partnership with Oracle allows us to focus on building content-enabled solutions that solve complex, industry-specific problems. We build comprehensive solutions directly on the Oracle Content Database infrastructure using new Oracle Fusion technology. Our alliance with Oracle enables our customers to fortify their existing investments in accounts payable invoice processing, and report and output management solutions from Oracle. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Global Systems Integrators

Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.

Accenture Ltd (Accenture), a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic ECM solutions. Accenture’s extensive experience with enterprise-rollout planning and design, combined with our ECM technology, provides solutions to address an organization’s ECM requirements.

Other Open Text Systems Integrator partners include Deloitte Consulting LLP, Cap Gemini Inc. and Logica Holding Inc.

International Markets

We provide our ECM services worldwide. Our geographic coverage allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams by diversifying our portfolio to offset negative geography–specific economic trends, and offers us an opportunity to take advantage of new markets for solutions.

There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A to this Annual Report on Form 10-K.

Research and Development of Our ECM Solutions

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $116.2 million for Fiscal 2009, $107.2 million for Fiscal 2008, and $79.1 million for Fiscal 2007. We believe our spending on research and development is in line with our mission to be generally recognized as “The Content Experts” in the ECM marketplace. We expect to continue to invest in research and development.

Competition

The market for our products is highly competitive, and we expect competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM providers, management companies, web content management businesses, as well as management, workflow, document imaging and electronic document management companies. International Business Machines Corporation (IBM) is the largest company that competes directly with us in the ECM market. In 2006, IBM acquired a direct competitor, FileNet Corporation (FileNet), and this acquisition has made IBM a significant competitor for our business. Another significant competitor is EMC Corporation (EMC), a large storage technology company. In addition to the competition posed by both IBM and EMC, numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

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

In March 2009, Autonomy Corporation plc (Autonomy), an infrastructure software company based in the United Kingdom announced that they had acquired Interwoven Inc (Interwoven), a California-based content management software company. Interwoven focused on selling into the mid-level market with specific emphasis on legal and regulatory usage and Autonomy will gain access to these products through this acquisition.

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

Acquisitions during Fiscal 2009 and Fiscal 2008

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

In Fiscal 2009, we made the following acquisitions:

•

In April 2009, we completed the acquisition of Toronto-based Vizible Corporation (Vizible), a privately held maker of digital media interface solutions for $0.9 million. The addition of Vizible expands Open Text’s Digital Media solutions.

•

In October, 2008, we completed the acquisition of Captaris Inc. (Captaris), a provider of software products that automate document-centric processes, for $101.0 million, net of cash acquired. The acquisition of Captaris is expected to strengthen our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions.

•

In July 2008, we completed the acquisition of eMotion LLC from Corbis Corporation, for $3.6 million, net of cash acquired. This acquisition enhances our capabilities in the “digital asset management” market, providing us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.

•

In July 2008, we completed the acquisition of substantially all of the assets of a division of Spicer Corporation (a privately held company) that specializes in file format viewer solutions for desktop applications, integrated business process management (BPM) systems, and reprographics. Open Text purchased the assets for $11.4 million.

In Fiscal 2008, we purchased certain miscellaneous assets from a Canadian company for $2.2 million.

On July 21, 2009, we acquired Vignette Corporation, a provider of ECM software products for innovative and dynamic Web experiences, for a total consideration of approximately $321 million. As a result, we added Vignette’s Web Content Management, Portal, Collaboration and Records Management experts to our experienced team of ECM professionals. We also increased our customer base, and gained enterprise level technology that strengthens our ECM suite.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. As of June 30, 2009, we own twenty-seven U.S. patents which expire between 2014 and 2026, one Canadian patent which expires in 2017 and twenty-four other foreign patents which expire between 2011 and 2025. In addition, we have applied for twenty-eight U.S. patents, nine Canadian patents and twenty-one other foreign patents.

Employees

As of June 30, 2009, we employed a total of 3,411 individuals. The composition of this employee base is as follows: (i) 747 employees in sales and marketing, (ii) 886 employees in product development, (iii) 611 employees in professional services, (iv) 610 employees in customer support, and (v) 557 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions that we operate in, a “Workers’ Council” represents our employees.

Pursuant to the acquisition of Vignette on July 21, 2009, we acquired 741 employees. These employees are not included in the above totals.

Item 1A.	Risk Factors

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

Our success depends on our relationships with strategic partners and with distributors and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, could materially impact our revenues

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities which arise in our competitive environment. As well, a portion of our license revenues are derived from the license of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control, and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, a decline in the number of distributors, or a decision by our distributors to discontinue the sale of our products could materially reduce revenue.

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

If our products and services do not gain market acceptance, we may not be able to increase our revenues

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and the development of new product offerings. In response to customer requests, it is important to our success that we continue: (i) to enhance our products; and (ii) to seek to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to intense competition, our business will suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

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

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent respect for our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into an escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products; or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including without limitation patents, are applied to software products. Although we do not believe that our products infringe on the rights of third-parties, third-parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third-parties may assert infringement claims against us in the future. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant adverse impact on our ability to generate future revenue and profits.

The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business

We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our products. For a limited number of product modules, we rely on software products that we license from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, and enhance any of such software, could result in increased costs or in delays or reductions in product shipments until equivalent software is developed or licensed and integrated with internally developed software. Such increased costs or delays or reductions in product shipments could adversely affect our business.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter into each of our markets. Numerous releases of competitive products have occurred in recent history and may be expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse affect on our business

Recent acquisitions by large, well-capitalized technology companies have changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with companies that have more resources at their disposal to compete with us in the marketplace. For example, Autonomy acquired Interwoven in March of 2009. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources; thus, they can engage in competition with our products and services on the basis of sale price, marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and the goods and services that these companies may be able to produce to our target customers at a lower cost may materially reduce the profit margins we earn on the goods and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material affect on the operations or finances of our business.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

The growth of our company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. Thus, we continue to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds; (b) substantial investment with respect to technology transfers; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material affect on the price of our Common Shares.

Our acquisitions of Captaris and of Vignette may adversely affect our operations in the short term

In October 2008, we acquired all of the issued and outstanding common shares of Captaris, Inc. In July 2009, we acquired all of the issued and outstanding common shares of Vignette Corporation. Each of these acquisitions represents a significant opportunity for our business. However, these acquisitions also present certain risks, including but not limited to:

•

the risk that the potential benefits of these acquisitions would not be realized fully as a result of challenges we might face in integrating the customers, technology, personnel and operations of each acquired company with ours;

•	the risk that the potential benefits of these acquisitions would not be realized fully as a result of general industry-wide conditions, macroeconomic developments or other factors;

•

the risk that Open Text’s management will need to devote substantial time and resources to the integration of the acquired corporation with ours at the expense of attending to and growing Open Text’s business or other business opportunities; and

•	the risk associated with any other additional demands that these acquisitions would place on our management.

We cannot ensure that we will be successful in retaining key Captaris or Vignette employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees who work for the combined entity.

We may not generate sufficient cash flow to satisfy the unfunded pension obligations we assumed as a result of the Captaris acquisition

When we acquired Captaris in October 2008, we assumed its unfunded pension plan liabilities. We will be required to use the operating cash flow that we generate in the future to meet these obligations. As a result, our future net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and by the longevity and actuarial profile of the relevant workforce. A change in the discount rate would result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We cannot assure that we will generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations may have a material adverse effect on the operational and financial health of our business.

Our acquisition of Vignette obligates us to assume its unique risks

Our acquisition of all of the issued and outstanding common shares of Vignette Corporation significantly increased the size and scope of our operations. As a result, we have to address the risks associated with the acquired business and operations. These risks include without limitation:

•

When the acquisition was completed, Vignette was attempting to institute significant changes to its research and development operations. We have not decided whether we will continue this transition of research and development activities. If we continue this transition, we may experience increased costs and implementation delays any of which may materially and adversely affect our operations and finances. If we decide to halt this transition, the costs associated with the abandonment of the project may also adversely affect our operations and finances.

•

As a result of the acquisition and in connection with Vignette’s net operating loss carry forwards, we have acquired certain legacy deferred tax assets. In circumstances where there is an “ownership change” of the corporation, Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of such net operating loss carry-forwards. As of current date, we are in the process of assessing whether we are able to utilize these tax attributes prior to their expiration and the eventual valuation of these deferred tax assets could materially affect the amount of goodwill recorded with respect to this acquisition.

Our acquisition activity may lead to a material increase in the incurrence of debt which may adversely affect our finances

We may borrow money to provide the funds necessary to pay for companies we seek to acquire, if we deem such financing activity to be appropriate. The interest costs generated under any such debt obligations may materially increase our interest expense which may materially and adversely affect our profitability as well as the price of our Common Shares. Our ability to pay the interest and repay the principal for the indebtedness we incur as a result of our acquisition activity depends upon our ability to manage our business operations and our financial resources. In addition, the agreements related to such borrowings may contain covenants requiring us to meet certain financial performance targets and operating covenants, and limiting our discretion with respect to certain business matters, such as, among other things, the payment of dividends, the borrowing of additional amounts and the making of investments.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses of varying size and organizational complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the nature of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition; however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

We must continue to manage our internal resources during periods of company growth or our operating results could be adversely affected

The ECM market has continued to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively our operating results will likely suffer which may, in turn, adversely affect our business.

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

Our compensation structure may hinder our efforts to attract and retain vital employees

A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be proscribed by the government may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under the long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across the customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to companies in other industries. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing deals. In the current economic environment it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses (such a delay may be due to the factors described in the in the prior risk factor or it may be due to other factors) could cause significant variations in operating results from quarter to quarter, and such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected.

The restructuring of our operations may, adversely affect our business or our finances

We often undertake initiatives to restructure or streamline our operations. We may incur costs associated with implementing the restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Some of these restructuring costs may have to be treated as expenses which would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, the change in foreign exchange rates may adversely affect our revenue, earnings or other financial measures.

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

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard Company, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.

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

Our revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our products and for the products of our competitors;

•	The introduction or enhancement of products by us and by our competitors;

•	Market acceptance of enhancements or products;

•	Delays in the introduction of products or enhancements by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in product installation with customers;

•	Change in the mix of distribution channels through which products are licensed;

•	Change in the mix of products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as international trade policies and policies taken to stimulate or to preserve national economies.

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

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for the portion of our credit facilities that we have not hedged. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or some other opportunity that would require a significant investment in resources. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements which govern our provision of products or services to customers over a multi-year period. Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 112,000 square feet of owned facilities and 961,916 square feet of leased facilities (sublet space excluded).

Owned Facilities

Our headquarters is located in Waterloo, Canada, and it consists of approximately 112,000 square feet. We currently utilize the entire facility for our operations. The land upon which the building stands is leased from the University of Waterloo (the University), for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to Note 11 “Long-term Debt” to the Notes to Consolidated Financial Statements, under Item 8 of this Annual Report on Form 10-K.

In May 2009, we received approval from our Board of Directors to start construction of a facility on an adjacent parcel of land to our existing Waterloo facility which will consist of 112,000 square feet. We have not commenced the construction of this facility and we expect that the construction thereof will take at least 18 months.

Leased Facilities

We lease 961,916 square feet (sublet space excluded) both domestically and internationally. Our significant leased facilities include the following:

•	Richmond Hill facility, located in Toronto, Canada, totaling 101,458 square feet;

•	Sparks Avenue facility, located in Toronto, Canada, totaling 56,600 square feet;

•	Konstanz facility, located in Germany, totaling 57,517 square feet; and

•	Grasbrunn facility, located in Germany, totaling 339,195 square feet.

Due to restructuring and merger integration initiatives, we have vacated 467,246 square feet of all our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.

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

Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (“TSX”) since 1998 under the symbol “OTC”. The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX and NASDAQ, respectively, for the periods indicated below.

	NASDAQ		TSX
	High	Low	High	Low
			(in Canadian dollars)
Fiscal Year Ending June 30, 2009:
Fourth Quarter	$37.20	$29.89	$44.58	$35.00
Third Quarter	$36.40	$28.93	$44.60	$35.76
Second Quarter	$36.46	$22.01	$39.00	$27.01
First Quarter	$39.09	$28.70	$41.14	$29.60

Fiscal Year Ending June 30, 2008:
Fourth Quarter	$39.09	$31.22	$39.01	$31.90
Third Quarter	$35.00	$25.54	$34.96	$26.46
Second Quarter	$36.59	$25.60	$35.05	$25.52
First Quarter	$27.13	$17.52	$28.55	$18.65

On July 7, 2009, the closing price of our Common Shares on the NASDAQ was $34.87 per share, and on the TSX was Canadian $40.57 per share.

As at July 7, 2009, we had 64 shareholders of record holding our Common Shares of which 35 were U.S. shareholders.

Unregistered Sales of Equity Securities

None.

Dividend Policy

We have historically not paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Repurchases

In Fiscal 2009, we did not repurchase any of our shares.

Stock Performance Graph and Cumulative Total Return

The following graph compares for each of the five fiscal years ended June 30, 2009, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	An index of companies in the internet and software services industry which is maintained by Hemscott, Inc. (herein referred to as the “Hemscott Index”);

•	the NASDAQ Market Index; and

•	the S&P/TSX Composite Index

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2004, as compared with the cumulative return on a $100 investment in the Hemscott Index, the NASDAQ Market Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective indices are assumed to be reinvested. The performance of our Common Shares, as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2004, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30,
	2004	2005	2006	2007	2008	2009
Open Text Corporation	100.0	44.39	45.27	68.21	100.63	114.17
Hemscott Index	100.0	81.05	82.82	103.51	98.92	80.68
NASDAQ Market Index	100.0	99.89	106.32	127.46	111.91	89.19
S&P/TSX Composite	100.0	117.89	140.99	172.98	184.58	136.81

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

Canadian Tax Matters

Dividends

Under the 1980 U.S.-Canada Income Tax Convention (the Convention), a Canadian withholding tax of 15% applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of our

Common Shares: who are resident in the U.S. for the purposes of the Convention; and who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed location in Canada.

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

The Fifth Protocol to the 1980 tax treaty between Canada and the U.S. entered into force on December 15, 2008 and is generally effective in respect of taxes withheld at source on February 1, 2009 (and in respect of other taxes for taxation years beginning after December 31, 2008).

Under the Protocol, dividends are subject to a 5% withholding tax where the beneficial owner is a company (including fiscally transparent entities as from 1 January 2010) that holds at least 10% of the voting stock of the company paying the dividends; otherwise, the rate is 15%.

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

The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five years indicated below has been derived from our audited financial statements. Over the last five fiscal years we have acquired a number of companies, including Hummingbird Ltd. and Captaris Inc. The results of these companies and all our other acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Income Data:
Revenue	$785,665	$725,532	$595,664	$409,562	$414,828

Net income	$56,938	$53,006	$21,660	$4,978	$20,359

Net income per share, basic	$1.09	$1.04	$0.44	$0.10	$0.41

Net income per share, diluted	$1.07	$1.01	$0.43	$0.10	$0.39

Weighted average number of Common Shares outstanding, basic	52,030	50,780	49,393	48,666	49,919

Weighted average number of Common Shares outstanding, diluted	53,271	52,604	50,908	49,950	52,092

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$1,507,236	$1,434,676	$1,326,845	$678,035	$640,936
Long-term liabilities	$502,044	$491,980	$513,140	$57,108	$57,781
Cash dividends per Common Share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the year ended June 30, 2009, certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part 1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (the Notes) under Item 8 of this Form 10-K.

All growth and percentage comparisons made herein under the section titled “Fiscal 2009 Compared to Fiscal 2008”, refer to the twelve months ended June 30, 2009 (Fiscal 2009) compared with the twelve months ended June 30, 2008 (Fiscal 2008). All growth and percentage comparisons made herein under the section titled “Fiscal 2008 Compared to Fiscal 2007”, refer to Fiscal 2008 compared with the twelve months ended June 30, 2007 (Fiscal 2007).

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,400 people worldwide. Additionally, we acquired 741 employees pursuant to the acquisition of Vignette Corporation (Vignette) on July 21, 2009.

Fiscal 2009 Highlights:

Fiscal 2009 was overall a successful year for us. In terms of our operating results:

•	Total revenue increased by 8.3% on a year over year basis to $785.7 million.

•	License revenue increased to $229.8 million, a 4.9% increase over Fiscal 2008.

•	Customer support revenue increased to $405.3 million, an 11.5% increase over Fiscal 2008.

•	Operating cash flows increased to $176.2 million, a 6.1% increase over Fiscal 2008.

•	Our overall cash balance at June 30, 2009 increased by $20.9 million over June 30, 2008.

Additionally, we successfully completed the acquisition of Captaris Inc. (Captaris) which we acquired for $101.0 million (net of cash acquired).

Other Fiscal 2009 highlights were as follows:

•

In May 2009, the Ministry of Government Services, representing the Government of Ontario, established a 10-year contract for ECM solutions from Open Text, making us its exclusive single vendor for enterprise information management.

•

In April 2009, we were ranked as the largest Canadian software company in the 2009 Branham300 ranking, an annual ranking of information and communication technology companies operating in Canada. The Branham300 is published by the Branham Group, a Canadian industry analyst and strategic consulting firm serving the global information technology marketplace.

•	In January 2009, we received the latest version of the U.S. Department of Defense’s (DoD) Standard for Records Management certification for its advanced records management offerings.

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

•

In December 2008, we announced an expansion to our “eDiscovery” capabilities, with an early case assessment solution designed to assist organizations in reducing the costs associated with eDiscovery activities. This solution allows organizations to assess the legal merits of a case and manage legal holds and collection for discovery, regulatory and compliance requests.

•

In October 2008, we unveiled a new release of our “Web Solutions”, aimed at delivering a complete set of “Web 2.0” tools to help meet the demands of new digital strategies. We believe our new tools will give customers greater security and control over social media than what was previously offered.

Significant customer “deals” during the current year include:

•	Bruce Power, a nuclear generating company, located in Toronto, Ontario, who expanded their current Livelink platform to include Email Management;

•	Hatch Associates Limited, a global engineering construction management organization who purchased additional licenses of Livelink ECM to support their business operations and “go-to-market” support;

•

FOX Network Group, an entertainment and broadcasting company, who purchased Livelink ECM and accounts payable for JD Edwards, to help improve its accounts payable operations and to help its organization meet applicable statutory requirements;

•	Safety-Kleen Systems Inc., a provider of environmental and oil refining services, who expanded their Open Text suite to include Livelink ECM document and records management solutions;

•	SBB AG, a Swiss travel and transport company, who purchased our Lifecycle Management solution;

•	The City of London Corporation, a body which provides local governmental services in the United Kingdom, who purchased our comprehensive corporate records management and archiving solution;

•	Getty Images Inc., a creator and distributor of digital content, who purchased our Digital Media solutions;

•

United Launch Alliance, a joint venture between Boeing Company and Lockheed Martin Corporation, who purchased additional licenses for Open Text’s ECM Suite for content life cycle management and Microsoft SharePoint integration to help manage the documentation of their workflow processes;

•	Hydro One Networks Inc., a provider of hydro electricity, who purchased Open Text ECM Suite for content life cycle management and CLM services for SharePoint;

•	Burger King Holdings Inc., who purchased SAP Invoice Management by Open Text and Kofax OCR;

•

Loblaw Companies Limited, a food distributor and provider of general merchandise products, and financial products and services, who purchased our Open Text ECM suite for its archiving and records management capabilities;

•

Corus Entertainment Inc., an integrated media and entertainment company, who purchased the Open Text ECM Suite for Digital Asset Management and Content Life Cycle Management to help reduce its dependency on paper documents;

•	Nokia Siemens Network, a telecommunications hardware, software and professional services company, who purchased Open Text’s Portal Integration Kit to assist with the building of its extranet; and

•

DuPont E I De Nemours & Co., a science-based product and services company, who purchased additional Open Text licenses to support their SAP business practices in order to archive and link documents to SAP transactions outside of the core system.

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

On October 31, 2008, we acquired all of the issued and outstanding common shares of Captaris, a provider of software products that automate “document-centric” processes. The acquisition of Captaris is expected to strengthen our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions. Total consideration for this acquisition was $101.0 million, net of cash acquired.

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

In July 2008, we acquired 100% ownership of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. The division specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics. The acquisition will complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality. Total consideration for this acquisition was $11.4 million, net of cash acquired.

Acquisitions subsequent to June 30, 2009

On July 21, 2009, we acquired Vignette, a provider of ECM software products (based in Austin, Texas with worldwide operations) for approximately $321 million. We believe that this acquisition will further consolidate our position as an independent leader in the ECM marketplace.

Vignette has a comprehensive portfolio of Web and Transactional Content Management solutions that complement the ECM strategy of Open Text. We will continue to support Vignette’s existing products and installed customer base, including users of previous versions of Vignette Content Management, as well as Open Text’s existing Web Solutions products. The combined product line will provide users with a full set of feature options, from an easy-to-use, fast-to-deploy Web site management application to a fully integrated, Web business application platform optimized for large-scale deployments. We also see opportunities to leverage other components of Vignette’s product portfolio within the Open Text ECM Suite. We will announce more details on product strategy and a detailed overall product roadmap to include Vignette products at the annual Content World 2009 Conference, in October 2009.

We will begin consolidating the financial results of Vignette during the first quarter of Fiscal 2010.

Partners

Partnerships are fundamental to the Open Text business. We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which give us leverage to deliver customer-focused solutions. Key partnership alliances of Open Text include, but are not limited to, Oracle©, Microsoft©, SAP©, Deloitte©, and Accenture©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continually aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

Outlook for Fiscal 2010

We believe that we have a strong position in the ECM market and that the market for content solutions remains robust. We have a diversified geographic profile, in that slightly over 50% of our revenues are from outside of North America. Also, slightly over 50% of our revenues are from maintenance revenues, which are a recurring source of income and as such, we expect this trend to continue. Additionally, our focus on compliance based products also helps insulate us from “downturns” in the current macroeconomic environment.

We expect our revenue “mix” to be in the following ranges:

(% of total revenue)
License	25% to 30%
Customer support	50% to 55%
Services and other	20% to 25%

FISCAL 2009 COMPARED TO FISCAL 2008

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	2009	2008	Change/ increase (decrease)
License	$229,818	$219,103	$10,715
Customer support	405,310	363,580	41,730
Services and Other	150,537	142,849	7,688

Total	$785,665	$725,532	$60,133

(% of total revenue)	2009	2008
License	29.3%	30.2%
Customer support	51.6%	50.1%
Services and Other	19.1%	19.7%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2009	2008	Change/ increase (decrease)
North America	$391,855	$338,508	$53,347
Europe	351,384	350,094	1,290
Other	42,426	36,930	5,496

Total	$785,665	$725,532	$60,133

% of total revenue	2009	2008
North America	49.9%	46.7%
Europe	44.7%	48.2%
Other	5.4%	5.1%

Total	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers. License revenue increased by approximately $10.7 million primarily as the result of increased revenues from our North America operations and the impact of increased partner influenced sales.

The increase in License revenue is geographically attributable to an increase in North America license sales of $10.8 million and an increase in License sales in other geographies of $2.4 million offset by a decrease in Europe license sales of $2.5 million.

Overall, our average license transaction size (for sales in excess of $75,000) increased in Fiscal 2009 compared to Fiscal 2008 as set out in the table below.

Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2009	$320,000	$370,000	$240,000	$310,000
2008	$300,000	$290,000	$240,000	$220,000

Customer Support Revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Because of our large installed base, the renewal rate has more influence on total customer support revenue in comparison to the impact that the current software revenue has. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. New license sales create additional customer support agreements which contribute substantially to the increase in our customer support revenue.

Customer support revenues increased in Fiscal 2009 by approximately $41.7 million. This was largely due to the growth of our North America operations.

The increase in customer support revenues is attributable to an increase in North America Customer support sales of $34.2 million, an increase in Europe Customer support sales of $6.0 million and the remainder of the increase is due to sales generated in other geographies.

Service and Other Revenue. Service revenue consists of revenues from consulting contracts, contracts to provide training and integration services. “Other” revenue consists of hardware revenue, a new revenue stream, which started in the second quarter of Fiscal 2009 on account of our acquisition of Captaris. These revenues are grouped within the “Service and Other” category because they are relatively immaterial.

The increase in Services and other revenues is due to an increase in North America Service and other revenues of $8.5 million, offset by a decrease in Europe Service and other revenues by $2.2 million. The remainder of the change in Service and other revenues is from revenue generated in other geographies.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2009	2008	Change/ increase (decrease)
License	$16,204	$15,415	$789
Customer Support	68,902	58,764	10,138
Service and Other	118,998	117,037	1,961
Amortization of acquired technology-based intangible assets	47,733	41,515	6,218

Total	$251,837	$232,731	$19,106

Gross Margin	2009	2008
License	92.9%	93.0%
Customer Support	83.0%	83.8%
Service and Other	21.0%	18.1%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased slightly by $0.8 million primarily due to an increase in direct costs associated with increased license revenues for Fiscal 2009. Overall gross margin on cost of license revenue has remained relatively stable at approximately 93%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs.

Cost of customer support revenues increased by $10.1 million, which is primarily due to an increase in direct costs, associated with increased customer support revenues for Fiscal 2009. Overall gross margin on customer support revenue has remained relatively stable at approximately 83%.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel related expenses, travel costs and third party subcontracting. Also, starting in the second quarter of Fiscal 2009, the cost of selling hardware is grouped within this category.

Overall gross margins on service and other revenues have improved as a result of higher margins related to hardware sales.

Amortization of acquired technology-based intangible assets increased by $6.2 million due to the increase in intangible assets in Fiscal 2009 on account of the acquisitions made by us in Fiscal 2009.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2009	2008	Change/ increase (decrease)
Research and development	$116,164	$107,206	$8,958
Sales and marketing	186,533	172,873	13,660
General and administrative	73,842	69,985	3,857
Depreciation	12,012	12,017	(5)
Amortization of acquired customer-based intangible assets	33,259	30,759	2,500
Special charges (recoveries)	14,434	(418)	14,852

Total	$436,244	$392,422	$43,822

(in % of total revenue)	2009	2008
Research and development	14.8%	14.8%
Sales and marketing	23.7%	23.8%
General and administrative	9.4%	9.6%
Depreciation	1.5%	1.7%
Amortization of acquired customer-based intangible assets	4.2%	4.2%
Special charges (recoveries)	1.8%	(0.1)%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses as a percentage of total revenue remained stable at 14.8% for both Fiscal 2009 and 2008.

Research and development expenses increased by approximately $9.0 million, due to an increase in direct labour and labour-related benefits and expenses of $11.2 million as well as an increase in consulting expenses of $3.2 million offset by a decrease in overhead expenses of $2.7 million and a decrease in miscellaneous expenses of $2.2 million. The remainder of the difference is due to a decrease in miscellaneous research and development related expenses.

Headcount at June 30, 2009, related to research and development activities increased by 164 employees compared to June 30, 2008.

In Fiscal 2010 we expect research and development expenses to be in the range of 14% to 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses as a percentage of total revenue remained relatively stable at 23.7% and 23.8% for Fiscals 2009 and 2008, respectively.

Sales and marketing expenses increased by $13.7 million primarily due to an increase in direct labour and labour-related benefits and expenses of $9.5 million and an increase in consulting expenses of $2.2 million. The remainder of the difference is due to an increase in miscellaneous sales and marketing related expenses.

Headcount at June 30, 2009, related to sales and marketing activities increased by 101 employees compared to June 30, 2008.

In Fiscal 2010 we expect sales and marketing costs to be in the range of 24% to 26% of total revenue.

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs.

General and administrative expenses as a percentage of total revenue remained relatively stable at 9.4% and 9.6% for Fiscal 2009 and 2008 respectively.

General and administrative expenses increased by $3.9 million, which is primarily due to an increase in direct labour and labour-related benefits and expenses in the amount of $4.9 million, offset by a decrease in travel expenses in the amount of $1.1 million, and a decrease in overhead expenses in the amount of $1.0 million. The remainder of the difference is due to an increase in miscellaneous general and administrative expenses.

Headcount at June 30, 2009, related to general and administrative activities increased by 111 employees compared to June 30, 2008.

In Fiscal 2010 we expect general and administrative expenses to be in the range of 9% to 10% of total revenue.

Depreciation expenses remained consistent in Fiscal 2009 as compared to Fiscal 2008.

Amortization of acquired intangible customer-based assets increased by $2.5 million due to the increase in intangible assets in Fiscal 2009 on account of the acquisitions made by us in Fiscal 2009.

Special charges (recoveries) typically relate to amounts that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets and other non-recurring charges. Generally, we implement such plans in the context of streamlining existing Open Text operations that get impacted by significant acquisitions. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges. Restructuring plans relating to legacy employee workforce reduction and abandonment of legacy excess facilities of the acquired company are not included within Special charges, but are accounted for as part of the cost of the acquisition, unless such charges relate to additional accruals recorded after the purchase price allocation period. (See Note 9 for more details).

The increase in special charges was due to the implementation of the Fiscal 2009 Restructuring Plan which was announced in the second quarter of Fiscal 2009. The Plan is designed to restructure our workforce and to rationalize and consolidate our excess facilities. For more details on Special charges (recoveries), see Note 16.

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt obtained in October 2006, (the term loan), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum.

Net interest expense decreased by $9.2 million, which is primarily due to a decrease in the interest expense of the long term loan in the amount of $10.1 million with the remainder of the change due to miscellaneous items.

For more details on interest expenses see Note 11 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Liquidity and Capital Resources

Cash flows provided by operating activities

Cash flows from operating activities increased by $10.2 million in Fiscal 2009 due to an increase in net income of $3.9 million and an increase in non-cash adjustments of $14.5 million. These increases were offset by a decrease in operating assets and liabilities of $8.2 million.

The increase in non-cash adjustments was primarily due to (i) a change in deferred taxes of $14.4 million, (ii) an increase in depreciation and amortization of $8.7 million, largely as the result of the impact of acquisition related activities and fixed asset purchases, (iii) an increase in employee long term incentive plan accruals of $1.7 million (iv) an increase in pension related accruals of $1.4 million and (v) an increase in share based compensation of $1.2 million. These increases were offset by (i) a change in excess tax benefits on share based compensation expense of $7.6 million, and (ii) a change in the unrealized loss on the fair value of our collar by $4.9 million, as the result of decreasing interest rates in Fiscal 2009. The remaining change in non-cash adjustments relates to miscellaneous items.

The decrease in operating assets and liabilities of $8.2 million is primarily due to (i) a decrease in cash flows of $40.6 million relating to a lower deferred revenue balance, (ii) a decrease in cash flows of $20.8 million relating to a lower accounts payable balance, and (iii) a decrease in cash flows of $6.9 million related to higher prepaid and other assets balances (long term and short term). These decreases were offset by (i) an increase of $49.4 million relating to a lower accounts receivable balance, which is attributable to higher cash collections from a larger customer base, and (ii) an increase in cash flows of $10.7 million due to a higher income tax payable balance.

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

In Fiscal 2009, cash flows used in investing activities increased by approximately $132.4 million. This was primarily due to (i) approximately $117.0 million having been spent on acquisitions during Fiscal 2009 compared to $2.2 million in Fiscal 2008, (ii) an increase of $3.5 million spent on additional purchase consideration relating to prior period acquisitions, inclusive of the purchase of the remainder of the IXOS minority interest in Fiscal 2009, (iii) an investment of $8.9 million in marketable securities in Fiscal 2009 (compared to nil in Fiscal 2008), and (iv) an increase in capital asset purchases in the amount of approximately $5.3 million, predominantly relating to software and hardware purchases. The remainder of the change was due to miscellaneous items.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from the issuance of shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

During Fiscal 2009, cash flow from financing activities increased by $75.4 million primarily due to the fact that (i) we did not make any large prepayments on our long term loan as we had done in the prior year resulting in an impact of $60.2 million, (ii) we had an increase in the proceeds from the issuance of common share in the amount of $7.3 million, and (iii) we had an increase in excess tax benefits on share-based compensation expense in the amount of $7.6 million. The remainder of the increase is due to other financing related activities. We did not enter into any new or additional long-term debt arrangements during the year.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. The credit agreement is guaranteed by us and certain of our subsidiaries.

Term loan

The term loan has a seven-year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any prepayments made. To date we have made total prepayments of $90.0 million of the principal on the term loan. These payments have reduced the current quarterly principal payment to approximately $0.7 million.

As of June 30, 2009, the outstanding principal amount under the term loan was $291.0 million, and we are in compliance with all loan covenants relating to this facility.

We have limited our exposure to the floating rate portion of the interest rate on the term loan by entering into a three-year interest-rate collar that has the economic effect of circumscribing the floating portion of our interest rate obligations associated with $195.0 million of the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of June 30, 2009, and in accordance with the contractual terms and conditions of the term loan agreement, the hedged portion of the loan was $100.0 million (June 30, 2008 – $150.0 million). The collar expires on December 31, 2009.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this revolver facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum. There were no borrowings outstanding under the revolver as of June 30, 2009, and thus far, we have not borrowed any amounts under the revolver.

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

Pensions

As part of the acquisition of Captaris, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of June 30, 2009, our total unfunded pension plan obligation was $16.4 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the payments related to these obligations, in the normal course. For a detailed discussion see Note 10.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2010	2011 - 2012	2013 - 2014	2015 and beyond
Long-term debt obligations	$345,433	$16,039	$36,078	$293,316	$—
Operating lease obligations *	98,644	26,568	32,852	18,389	20,835
Purchase obligations	4,623	2,418	1,969	236	—

	$448,700	$45,025	$70,899	$311,941	$20,835

*	Net of $5.0 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario. See Note 11.

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

Business combinations

We account for acquisitions of companies in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). We allocate the purchase price to tangible assets, intangible assets and liabilities based on estimated fair values at the date of acquisition with the excess of purchase price, if any, being allocated to goodwill.

Starting on July 1, 2009 we adopted SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R). Our acquisition of Vignette Corporation, in Fiscal 2010, will be accounted for in accordance with SFAS 141R.

Pursuant to SFAS 141R’s “acquisition method” of accounting, we will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by SFAS 157, “Fair Value Measurements” (SFAS 157). Goodwill, as of the acquisition date, is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to that under SFAS 141.

Upon our adoption of SFAS 141R, any changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions will be recorded in current period income tax expense, unless any such changes are identified during the measurement period and relate to new information obtained about facts and circumstances that existed as of the acquisition date, in which case the change is considered a measurement period adjustment and is recorded to goodwill. Upon our adoption of SFAS 141R in Fiscal 2010, this requirement is applicable to all of our acquisitions regardless of the acquisition date. Our accounting for deferred tax asset valuation allowances and uncertain tax position liabilities, restructuring liabilities and costs incurred to effect an acquisition will generally result in the recording of an expense to our operations as these expenses are incurred. This contrasts with how we account for these items pursuant to SFAS 141 and related accounting guidance in Fiscal 2009 and prior periods, which generally require that these items be included as a part of the purchase price allocation for the business combination and generally do not impact our expenses or results of operations. We expect that changes in estimates of deferred tax asset valuation allowances and uncertain tax position liabilities assumed in an acquisition that occurred prior to the adoption of SFAS 141R will be accounted for as a current period income tax expense if we do not believe any new information obtained after the acquisition date, about facts and circumstances, existed as of the acquisition date or was not identified within the measurement period.

SFAS 141R requires that all “acquired company” restructuring activities initiated by us must be accounted for separately from the business combination in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Prior to the adoption of SFAS 141R we accounted for acquired company restructuring activities under FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (EITF 95-3). Changes in estimates associated with liabilities recognized for restructuring plans pertaining to acquisitions completed prior to Fiscal 2010 will continue to be accounted for pursuant to the EITF 95-3. Our Open Text-based restructuring activities are accounted for in accordance with SFAS 146. Refer to Note 16 for details relating to our restructuring charges.

Upon our adoption of SFAS 141R, should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we will report the provisional amounts for such items in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. Those measurement period adjustments that we determine to be significant will be applied retroactively to comparative information in our consolidated financial statements, including adjustments to depreciation, amortization, or other income effects recognized in the initial accounting.

Impairment of long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with FASB SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). We test long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. We have not recorded any impairment charges for long-lived assets during the years ended June 30, 2009 and 2008.

Acquired intangibles

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions.

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

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, we do not amortize goodwill. We performed, in accordance with SFAS 142, our annual impairment analysis of goodwill as of April 1, 2009. The analysis indicated that there was no impairment of goodwill in any of our reporting units during the years ended June 30, 2009 and 2008.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2009 and 2008.

Revenue recognition

a) License revenues

We recognize revenue in accordance with SFAS of Position (SOP) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA) in October 1997 as amended by SOP 98-9 issued in December 1998.

We record product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element.

Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (PCS) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

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

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by SOP 97-2, we recognize revenue from such arrangements in accordance with the contract accounting guidelines in SOP 81-1, “Accounting for Performance of Construction-Type Contracts” (SOP 81-1) after evaluating for separation of any non-SOP 81-1 elements in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.

When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (POC) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the loss will be recognized immediately.

When circumstances exist that prevent us from making reasonably dependable estimates of contract revenues, we account for sales under such long-term contracts using the completed contract method.

Sales to resellers and channel partners

We execute certain sales contracts through resellers and distributors (collectively, resellers) and also large, well-capitalized partners such as SAP AG and Accenture Inc. (collectively, channel partners).

We recognize revenue relating to sales through resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenue to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller, and if the reseller is newly formed, undercapitalized, or in financial difficulty, any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

We recognize revenue relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, the documentation) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenue in a period subsequent to the period in which the channel partner completes the sale to the end user.

Rights of return and other incentives

We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives.

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

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB SFAS 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We did not recognize an increase in our net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption of FIN 48. Upon adoption of FIN 48, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 13 for more details).

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

Financial instruments and hedge accounting

We follow the provisions of FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended” (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether the derivative is part of a hedge transaction and meets specific hedge accounting criteria. Refer to Notes 14 and 15 for details relating to the accounting for financial instruments and hedging activities.

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to SFAS 146, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.

We record restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, Accounting for Post Employment Benefits (SFAS 112). SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements. In accordance with SFAS 112, we record such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of our policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. Refer to Note 16 for details relating to our restructuring charges.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Share-based payment

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB, SFAS 123 (Revised 2004) and “Share-Based Payment” (SFAS 123R), using the modified prospective transitional method. Previously, we had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

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

Refer to Note 12 for details of stock options and share-based compensation costs.

Accounting for Pensions, post- retirement and post-employment benefits

Pension expense, based upon management’s assumptions, consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans), and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within Shareholders’ equity), respectively, on the balance sheet. Refer to Note 10 for details relating to our pension plans.

New Accounting Standards

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 is effective for us beginning July 1, 2009. We do not currently have any investments that are accounted for under the equity method and therefore EITF 08-06 does not have any impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-07, Accounting for Defensive Assets (EITF 08-07). EITF 08-07 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them and requires an acquirer (in a business combination) to account for such defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period that the asset diminishes in value. EITF 08-07 is effective for intangible assets acquired by us on or after July 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS142-3 is effective for us beginning July 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. During the year ended June 30, 2009, we adopted SFAS 161 and the disclosures required by SFAS 161 have been included in these consolidated financial statements (see Note 15).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 currently does not have any impact on our consolidated financial statements.

As discussed earlier in this note, SFAS 141R is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB SFAS No. 157 (FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On July 1, 2008, we adopted SFAS 157 except for those items that have been deferred under FSP FAS 157-2 and such adoption did not have a material impact on our consolidated financial statements (see Note 14). The items deferred relate to: i) non financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, ii) asset retirement obligations initially measured at fair value, and iii) non financial liabilities for exit or disposal activities initially measured at fair value under FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We are currently assessing the potential impact that the full adoption of SFAS 157 will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted SFAS 165 for the year ended June 30, 2009 and its adoption did not result in any significant or material changes to our reporting of subsequent events.

FISCAL 2008 COMPARED TO FISCAL 2007

Results of Operations

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

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

(In thousands)	2008	2007	Change/ increase (decrease)
License	$219,103	$182,507	$36,596
Customer support	363,580	287,570	76,010
Services	142,849	125,587	17,262

Total	$725,532	$595,664	$129,868

(% of total revenue)	2008	2007
License	30.2%	30.6%
Customer support	50.1%	48.3%
Services	19.7%	21.1%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2008	2007	Change/ increase (decrease)
North America	$338,508	$279,185	$59,323
Europe	350,094	286,981	63,113
Other	36,930	29,498	7,432

Total	$725,532	$595,664	$129,868

% of total revenue	2008	2007
North America	46.7%	46.9%
Europe	48.2%	48.2%
Other	5.1%	4.9%

Total	100.0%	100.0%

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

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2008	2007	Change/ increase (decrease)
License	$15,415	$13,652	$1,763
Customer Support	58,764	46,433	12,331
Service	117,037	105,955	11,082
Amortization of acquired technology intangible assets	41,515	36,206	5,309

Total	$232,731	$202,246	$30,485

Gross Margin	2008	2007
License	93.0%	92.5%
Customer Support	83.8%	83.9%
Service	18.1%	15.6%

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

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2008	2007	Change/ increase (decrease)
Research and development	$107,206	$79,102	$28,104
Sales and marketing	172,873	150,958	21,915
General and administrative	69,985	61,092	8,893
Depreciation	12,017	13,846	(1,829)
Amortization of acquired customer intangible assets	30,759	24,586	6,173
Special charges (recoveries)	(418)	12,908	(13,326)

Total	$392,422	$342,492	$49,930

(in % of total revenue)	2008	2007
Research and development	14.8%	13.3%
Sales and marketing	23.8%	25.3%
General and administrative	9.6%	10.3%
Depreciation	1.7%	2.3%
Amortization of acquired customer intangible assets	4.2%	4.1%
Special charges (recoveries)	(0.1)%	2.2%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs.

Research and development expenses increased by $28.1 million due to an increase in direct labour and labour-related benefits and expenses of $17.6 million. The remaining increase is the result of an In-Process Research and Development expense of $0.5 million relating to our Hummingbird acquisition, the full year impact of the Hummingbird acquisition of $4.1 million, consulting fees of $1.2 million, travel expenses of $1.3 million and the remainder due to an increase in office, overhead and miscellaneous expenses.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $21.9 million due to an increase in direct labour and labour-related benefits and expenses of $17.1 million. The remaining increase is the result of an increase in travel expenses of $1.4 million, marketing expenses of $2.3 million and the remainder due to an increase in office, overhead and miscellaneous expenses.

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

The reduction in Special charges in Fiscal 2008 compared to Fiscal 2007 was due to the fact that the major actions connected to our “Fiscal 2007 Restructuring Plan” were already complete as of the end of our Fiscal 2007 and we did not implement any new restructuring plans during Fiscal 2008.

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt obtained in October 2006, (the term loan), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. In addition, as required by the lenders of the term loan, we also entered into an interest rate collar (the collar) which enclosed the floating portion of our interest rate obligations associated with a portion of the term loan, within an upper limit of 5.34% and a lower limit of 4.79%. We account for the collar as a derivative instrument that is marked to market, with the changes in fair value being charged to interest expense in the period to which such changes relate. This change in value is the “theoretical” or unrealized (gain)/loss on the interest rate collar and reflects the change in the fair value of the collar between reporting periods.

Throughout Fiscal 2008, interest rates declined; while this has favorably impacted our cash interest payments, it also significantly increased the negative fair value of our collar, (as the valuation of the collar is influenced by current and expected future interest rates). It is important to note, however, that as the collar approaches maturity (in December 2009) the negative fair value that is being seen now will eventually “unwind” and the value of the collar will trend back up to “nil” or even a positive value if interest rates start moving upwards. If interest rates continue to move downwards we will likely have to continue to make cash payments on the collar, equivalent to the difference between the lower range of the collar and LIBOR applied to the hedged portion of the term loan.

To date, since entering into the agreement, we have made net payments of $0.8 million on the collar. Although we are not able to predict future changes in the fair value of the collar with certainty, or the amount that we expect to pay or receive in future quarters, we expect to see its fair value approach nil as the collar approaches its contractual maturity.

Net interest expense increased by $2.6 million primarily due to (i) an increase in the unrealized loss on the fair value of the collar of $3.6 million, (ii) an increase in the amount paid on the collar of $0.8 million, (iii) an increase in tax-related interest expense of $0.7 million, and (iv) an increase in amortization of debt issuance costs of $0.4 million. These increases were offset by higher interest income earned of $2.1 million, as the result of a larger pool of investable cash in the current fiscal year and lower interest paid on the long-term debt of $1.3 million. The remaining increase in interest expense is due to miscellaneous items.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of June 30, 2009. As of June 30, 2009, we had an outstanding balance of $291.0 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of June 30, 2009, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.7 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of June 30, 2009, is outstanding for the entire period.

We manage our interest rate exposure, relating to $100.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $100.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009. As of June 30, 2009, the fair value of the collar was a payable in the amount of $2.1 million.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of June 30, 2009, this balance represented approximately 52% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%.

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

(B) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Securities Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed our ICFR as of June 30, 2009, the end of our fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our ICFR was effective as of June 30, 2009.

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

(C) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP, our independent Registered Public Accounting Firm, has issued a report under Public Company Accounting Oversight Board Auditing Standard No. 5 (AS 5) which includes a report on the effectiveness of our ICFR. See Item 8 of this Annual Report on Form 10-K.

(D) Changes in ICFR

As a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.    Other Information

On August 20, 2009 we announced that John Wilkerson, Executive Vice President, Global Sales, Service and Support, will be retiring during Fiscal 2011 (see Item 10 for further details).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our directors and executive officers as of August 1, 2009.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins	49	Executive Chairman and Chief Strategy Officer

John Shackleton	62	President and Chief Executive Officer

Paul McFeeters	54	Chief Financial Officer

Randy Fowlie (2)(3)	49	Director

Brian J. Jackman (1)(3)	68	Director

H. Garfield Emerson (1)(3)	68	Director

Stephen J. Sadler	58	Director

Michael Slaunwhite (2)	48	Director

Gail E. Hamilton (1)	59	Director

Katharine B. Stevenson (2)	47	Director

M. William Forquer	51	Executive Vice President, Corporate Marketing

Kirk Roberts	48	Executive Vice President, Products

John Wilkerson	53	Executive Vice President, Global Sales, Services and Support

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

P. Thomas Jenkins is the Executive Chairman and Chief Strategy Officer of Open Text. He has served as a Director of Open Text since December 1994 and as its Chairman since June 30, 1998 and most recently as its Executive Chairman since June 30, 2005. From July 1994 to July 1997 Mr. Jenkins was President of Open Text and from July 1997 until July 2005, Mr. Jenkins served as Chief Executive Officer of Open Text. Mr. Jenkins was appointed Chief Strategy Officer of Open Text in August 2005 and currently serves in that capacity. From December 1986 until June 1994, Mr. Jenkins held several executive positions with DALSA Inc., an electronic imaging manufacturer based in Waterloo, Ontario, Canada. Prior to these positions, Mr. Jenkins was employed in a variety of technical and managerial capacities at a variety of information technology based companies in Canada. In addition to his Open Text responsibilities, Mr. Jenkins is currently a member of the board of BMC Software, Inc., a publicly traded software corporation based in Houston, Texas. He is also an appointed member of the Government of Canada’s Competition Policy Review Panel and an appointed member of the Social Sciences and Humanities Research Council of Canada. Mr. Jenkins received an M.B.A. in entrepreneurship & technology management from Schulich School of Business at York University, an M.A.Sc. in electrical engineering from the University of Toronto and a B.Eng. & Mgt. in Engineering Physics and Commerce from McMaster University.

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

Randy Fowlie has served as a director of Open Text since March 1998. Mr. Fowlie has operated a consulting practice since July 2006. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company; from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to May 1999. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant.

Brian J. Jackman has served as a director of Open Text since December 2002. Mr. Jackman is the President of the Jackman Group Inc., a private consulting firm he founded in 2005. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice President, President, Global Systems and Technologies and as a member of the board of directors of the company. Mr. Jackman also serves as a director of the following public companies: (i) PC-TEL, Incorporated, and (ii) Keithley Instruments, Incorporated. Mr. Jackman received a B.A from Gannon University and an M.B.A from The Pennsylvania State University.

H. Garfield Emerson Q.C. has served as a director of Open Text since August 2008. Mr. Emerson is the Principal of Emerson Advisory, an independent business and financial advisory company. Mr. Emerson served as the National Chair of Fasken Martineau DuMoulin LLP, a Canadian national law firm with overseas offices, from July 1, 2001 to June 30, 2006. Mr. Emerson was also the President and CEO of NM Rothschild & Sons Canada Limited, an investment banking firm affiliated with NM Rothschild & Sons Limited, London, England, from February 1, 1990 to July 31, 2001. Prior to that, Mr. Emerson was a senior partner of the law firm, Davies, Ward & Beck, where he practiced from January 1, 1970 to January 31, 1990. Mr. Emerson is a certified director of the Institute of Corporate Directors, a member of (i) the Directors in Residence faculty of The Directors College sponsored by the DeGroote School of Business (McMaster University), (ii) the Conference Board of Canada, and (iii) a member of the National Association of Corporate Directors. Currently, Mr. Emerson is also a director of the following public companies: (i) CAE Inc, and (ii) Canadian Tire Corporation, Limited. In addition, Mr. Emerson also holds directorship in the following companies: (i) Sentry Select Capital Inc., (ii) Wittington Investments, Limited (iii) Pelmorex Investments Inc., and (iv) RII North America Inc. Mr. Emerson is a graduate of the University of Toronto, and holds an LL.B. and an undergraduate honours degree in history.

Stephen J. Sadler has served as a director of Open Text since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a public software engineering company that develops geographic information systems as well as interactive voice response systems. Mr. Sadler was previously the Executive Vice President and Chief Financial Officer of Geac Computer Corp Ltd (GEAC) from 1987 to 1990, President and Chief Executive Officer of GEAC from 1990 to 1996, Vice Chairman of

GEAC from 1996 to 1998, and was a Senior Advisor to GEAC on acquisitions until May 1999. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently, Mr. Sadler is also a director of the following public companies: i) Enghouse Systems Limited and ii) Belzberg Technologies Inc. In addition, Mr. Sadler is also the Chairman of Helix Investments (Canada) Inc., a position he has held since early 1998. Mr. Sadler holds a B.A. Sc. (Honours) in industrial engineering and an M.B.A. (Dean’s List) and he is a Chartered Accountant.

Michael Slaunwhite has served as a director of Open Text since March 1998. Mr. Slaunwhite is presently the Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen Software Inc., a provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds B.A. Commerce (Honours) from Carleton University.

Gail E. Hamilton has served as a director of Open Text since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003 Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Currently, Ms. Hamilton is also a director of the following public companies: (i) Ixia (a provider of IP network testing solutions), and (ii) Arrow Electronics, Inc. (a distributor of components and computer systems). In addition Ms. Hamilton also holds directorship at Surgient, Inc. (a supplier of virtualization technology). Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University.

Katharine B. Stevenson has served as a director of Open Text since December of 2008. Ms Stevenson also serves as a director and chair of the audit committee of OSI Pharmaceuticals Inc., and director and member of the audit committee of CAE Inc., both of which are publicly listed companies. She is Chair of the Board of Governors of The Bishop Strachan School, a leading independent school for girls, and a Governor of the University of Guelph. Ms. Stevenson has 25 years of corporate finance experience. She was formerly Treasurer of Nortel Networks Corporation from 1998-2007, and from 1995-1998 was Assistant Treasurer and VP, Corporate Finance. From 1984-1995, she held a variety of positions in corporate and investment banking at JP Morgan Chase & Co. From 1989-1995, Ms. Stevenson was Vice President, providing financial advice to major multinational companies. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is also certified with the professional designation ICD.D, granted by the Institute of Corporate Directors.

M. William Forquer was appointed Executive Vice President, Corporate Marketing in July 2007. Prior to that, Mr. Forquer was Executive Vice President, ECM Business Development. From 2003 to 2005, Mr. Forquer served as Executive Vice President, Marketing. Mr. Forquer has also held the position of Senior Vice President, Business Development of Open Text. Mr. Forquer has been involved with knowledge management systems throughout his entire career. He has been with Open Text since June 1998, when the Company acquired Information Dimensions Inc. (IDI), where Mr. Forquer was President. Mr. Forquer has a B.S. in Mathematics Education and a M.S. in Computer and Information Science, both from The Ohio State University.

Kirk Roberts has played a predominant leadership role in Open Text’s growth as a worldwide Enterprise Content Management (ECM) leader. Mr. Roberts has been with the software and online services industries for more than 20 years and founded NirvCentre, one of Canada’s first online service providers, where he served as the chief executive for a decade. At Open Text, Mr. Roberts has held a variety of key management positions. From 2002 to 2005, Mr. Roberts served as Executive Vice President, Worldwide Services, leading the Global

Customer Support and Global Services business units. Today, Mr. Roberts is responsible for the company’s international ECM Solutions and Product Development and Marketing organizations as Executive Vice President, Products.

John Wilkerson was appointed Executive Vice President, Global Sales, Services and Support in August 2006. Mr. Wilkerson has over 25 years of experience working in the hi-technology industry. From 2003 to 2006, Mr. Wilkerson served as Executive Vice President of Global Sales, Business Development, Technical Services and Customer Support at Bocada Corporation. From 2002 to 2003, Mr. Wilkerson served as Vice President of United States Services for Microsoft Corporation, where Mr. Wilkerson was responsible for the operating plan and execution of Microsoft Consulting Services and Premier Support Services for the U.S. From 1999 to 2002, Mr. Wilkerson served as Vice President and President of Global Alliances at Electronic Data Systems Corporation. Mr. Wilkerson has also had other executive and management positions at Oracle Corporation and IBM Corporation. Mr. Wilkerson has a Bachelor of Science degree in Business Management from Seattle Pacific University (see Item 9B).

Involvement in Certain Legal Proceedings

Ms. Stevenson served as the Treasurer of Nortel Networks Corporation through August 2007. In January 2009, Nortel filed petitions under bankruptcy laws of the United States and Canada.

Audit Committee

The Audit Committee currently consists of three directors, Messrs Fowlie and Slaunwhite, and Ms. Stevenson, with Mr. Fowlie serving as Chairman, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule S605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.

The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the Code) that applies to all of our directors, officers and employees. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide fair, accurate, timely and understandable disclosure in our filings with the Securities and Exchange Commission and other public commissions.

The full text of the Code is published on our web site at www.opentext.com under the Company/Investors section.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2009.

This report is provided by the following independent directors, who comprise our Compensation Committee:

Gail Hamilton (Chair), Brian J. Jackman, H. Garfield Emerson,

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, this “Compensation Committee Report” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our principal executive officer, principal financial officer and our three most highly compensated executives, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers) for the year which ended on June 30, 2009 (Fiscal 2009) should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate of 0.868449.

Overview of Compensation Program

The Compensation Committee of Open Text’s board of directors (the Compensation Committee or the Committee) is responsible for making recommendations to Open Text’s board of directors (the Board) with respect to the compensation of our Named Executive Officers. Our Compensation Committee makes recommendations to the Board on the basis that total compensation paid to our Named Executive Officers is fair and reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and to provide market competitive compensation, the majority which is based on the achievement of performance goals. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	John Shackleton—President and Chief Executive Officer (CEO);

•	P. Thomas Jenkins—Executive Chairman and Chief Strategy Officer (Executive Chairman);

•	Paul McFeeters—Chief Financial Officer (CFO);

•	Kirk Roberts—Executive Vice President, Products; and

•	John Wilkerson—Executive Vice President, Global Sales, Services and Support.

Compensation Oversight Process

Our Compensation Committee has responsibility for the oversight of executive compensation and recommends plans to the Board for final approval.

Our Board, our Compensation Committee and our management have instituted a set of detailed procedures to evaluate the performance of each of our Named Executive Officers to help determine the amount of the variable short-term incentives and long-term incentives to award to each Named Executive Officer.

Mr. Shackleton sets the annual corporate financial targets for each of our Named Executive Officers other than for himself and Mr. Jenkins, that are in some instances specific to the performance of the particular division or area of responsibility for which the Named Executive Officer is accountable. The Board sets the corporate financial targets for Mr. Shackleton and Mr. Jenkins. Our Board conducts the initial discussions and makes the initial decisions with respect to the corporate financial targets for Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board discusses its decisions with management.

We also seek the advice of outside compensation consultants to provide assistance and guidance on compensation issues. Such consultants are screened and chosen by our Compensation Committee in discussion with our management. The consultants provide our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultants assist our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation. The Compensation Committee engaged Mercer LLC (Mercer), a human resources consulting services provider during our year ended June 30, 2008 (Fiscal 2008), to provide compensation analysis and advice on an ongoing basis, which includes analysis of compensation for Fiscal 2009.

During Fiscal 2009 our Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices. Such analysis and advice included:

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

•

Long-Term Incentive Plan—Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (LTIP) and assisted in the development of the second phase of our LTIP. In particular, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants which are made under other long-term incentive plans implemented by comparable companies throughout North America.

In reaching its decisions, the Compensation Committee has considered Mercer’s analysis and advice, as well as any other factors the Committee considers appropriate. Decisions made by the Compensation Committee, however, are the responsibility of the Committee and may reflect factors and considerations other than the information and recommendations provided by Mercer.

Our Compensation Committee considers the impact of tax, accounting treatments and applicable regulatory requirements when approving compensation programs.

Our Compensation Committee met five times during Fiscal 2009; Mercer attended two of these five meetings. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting. These materials and agenda are reviewed and approved by the Chairman of our Compensation Committee. Following the approval of the Chairman of our Compensation Committee, meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.

Role of Executive Officers in the Compensation Process

Our Compensation Committee recommends all compensation plans with respect to our executive officers to the Board for the Board’s final approval. While our Compensation Committee alone makes all recommendations with respect to Mr. Shackleton’s and Mr. Jenkins’ compensation, our Compensation Committee does consider the recommendations of Mr. Shackleton when making compensation decisions regarding all other Named Executive Officers. Management also works with Mercer to provide internal information, as necessary, to facilitate comparisons of our compensation programs to those programs of our peers and competitors.

Compensation Philosophy

We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder goals.

Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy—Open Text’s short and long-term goals should be reflected in our overall compensation program;

•	Performance sensitive—compensation should be linked to the operating and market performance of our organization and should fluctuate with such performance; and

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

Compensation Objectives

The objectives of our compensation program are:

•	To attract and retain highly qualified executive officers who have a history of proven success;

•	To align the interests of executive officers with our shareholders’ interests and with the execution of our business strategy;

•	To evaluate executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value; and

•	To tie compensation awards directly to key finance measurements with evaluations based on achieving and overachieving predetermined objectives.

Attracting and Retaining Highly Qualified Executive Officers

We seek to attract and retain high performing executives by offering:

•	Competitive compensation; and

•	An appropriate mix and level of short-term and long-term financial incentives.

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

Prior to making its recommendations, our Compensation Committee reviews data related to compensation levels and programs of companies that are similar in size to Open Text and operate within the “technology” industry. Each year, Mercer performs an assessment of the compensation of our executives. In Fiscal 2009, Mercer benchmarked all material elements of our compensation programs to the following companies, which collectively comprise our peer group:

•	Akamai Technologies Inc.

•	Ariba Inc.

•	CMGI Inc

•	CNET Networks Inc.

•	Digital River Inc.

•	Fair Isaac Corp.

•	Gartner Inc.

•	Global Payments Inc

•	Henry (Jack) & Associates

•	MacDonald Dettwiler & Associates

•	Mentor Graphics Corp.

•	ParametricTechnology Corp.

•	Realnetworks Inc.

•	Savvis Inc.

•	Softchoice Corp

•	SRA International Inc.

•	Sybase Inc.

•	Synopsys Inc.

•	United Online Inc.

•	Valueclick Inc.

•	WebMD Health Corp

The purpose of this benchmarking process was to:

•	Understand the competitiveness of our current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between our actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for our Compensation Committee’s approval.

Our research indicated that, for Fiscal 2009, the total targeted compensation for each Named Executive Officer was positioned between the 50th and 75th market percentile of the compensation provided to similar situated officers by companies in our peer group. The weighting of the base and the variable portions of our compensation program was comparable to the weighting of similar portions of the compensation packages provided by the companies in our peer group.

Short-Term and Long-Term Financial Incentives

To motivate our executives to achieve our short-term corporate goals, all of our Named Executive Officers are able to participate in our variable short-term incentive plan. Awards made under the short-term incentive plan are made by way of cash payments only.

Our practice has generally been to provide long-term incentive compensation to our Named Executive Officers in the form of a periodic grant of stock options, which generally vest over a service period of 4 years and do not have any other conditions attached to them. These grants of options are in addition to the grant of options that may be made upon the hiring of a Named Executive Officer.

In August 2008, the following grants of stock options were made to the following Named Executive Officers:

Named Executive Officer	Options Granted (#)
John Shackleton	100,000
Tom Jenkins	100,000
Paul McFeeters	50,000
Kirk Roberts	35,000
John Wilkerson	50,000

During Fiscal 2008, our Board approved the implementation of the LTIP. The plan allows for awards, in addition to stock options, that endeavour to encourage and reward superior performance by aligning an increase in the Named Executive Officer’s compensation with improvements in our corporate performance and with an increase in the value of our shareholders’ investment.

We provide further information regarding the determination of our short-term and long-term incentive programs in the following section which discusses the alignment of the Named Executive Officers’ interests with our interests.

Aligning Officers Interests with Shareholder’s Interests

We believe that transparent, objective and easily verified corporate goals, combined with applicable individual performance goals, play an important role in creating and maintaining an effective compensation strategy for our Named Executive Officers. Our objective is to facilitate an increase in shareholder value through the achievement of these corporate goals under the leadership of the Named Executive Officers working in conjunction with all of our valued employees.

We use a combination of fixed and variable compensation to motivate our executives to achieve our corporate goals. For Fiscal 2009, the basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.

Fixed salary and benefits comprise a portion of the total compensation; however, variable short-term incentives and the LTIP also represent a significant component of total compensation. When we make decisions regarding executive compensation, we often use the term “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the company and such executive officer is able to meet or exceed his or her applicable performance targets. Although LTIP compensation and stock options meet this definition of compensation which is at risk, they are an additional incentive used to promote long-term value, and therefore do not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer’s influence is upon our financial or operational results, the higher is the risk/reward portion of his or her compensation. The chart below provides the approximate percentage of short-term, cash-based compensation provided to each Named Executive Officer that were fixed salary and “at risk” for Fiscal 2009:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (“At Risk”)
John Shackleton	50%	50%
Tom Jenkins	50%	50%
Paul McFeeters	75%	25%
Kirk Roberts	60%	40%
John Wilkerson	57%	43%

For amounts relating to awards of stock options and LTIP awards, please see the detailed discussions in the sections entitled “Variable Long-Term Incentives- Stock Options” and “LTIP” respectively, which may be found below.

Our Compensation Committee annually reviews the percentage of each Named Executive Officer’s compensation that is “at risk” depending on the Named Executive Officer’s responsibilities and objectives.

Fixed Salary and Benefits

Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.

Base Salary

Base salary for our Named Executive Officers, other than for Mr. Jenkins and for Mr. Shackleton, is reviewed annually by the relevant Named Executive Officer’s reporting manager and by Mr. Shackleton, and then reviewed by our Compensation Committee before any approval is made by the Board. Base salary for Mr. Jenkins and for Mr. Shackleton is recommended annually by our Compensation Committee and approved by our Board. The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance) of the particular individual. Our Compensation Committee obtains information regarding competitive market conditions through the assistance of our management and of the outside compensation consultants.

The performance of each of the Named Executive Officers, other than Mr. Shackleton and Mr. Jenkins is assessed by Mr. Shackleton, in his capacity as the direct supervisor of the three other Named Executive Officers. The performance of each of Mr. Shackleton and Mr. Jenkins is assessed by our Board. Our Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent. Then our Board discusses its decisions with management. Each Named Executive Officer also performs a self-assessment.

During Fiscal 2009, we did not award increases to base salary; we made that decision in response to market analyses.

Perquisites

Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. Our executive officers are entitled to some benefits that are not otherwise available to all of our employees. These benefits are provided in the form of a base allowance per year that each Named Executive Officer receives primarily for the purposes of:

•	Participating in an annual executive medical physical examination;

•	Maintaining membership in a health club;

•	Car allowances; and

•	Purchasing financial advice and related services.

Other Benefits

We provide various employee benefit programs to all our employees, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance;

•	Tuition reimbursement programs; and

•	Tax based retirement savings plans matching contributions.

Variable Short-Term Incentives

The amount of the variable short-term incentive payable to each Named Executive Officer is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are approved by our Board. These objectives consist of worldwide revenue, adjusted net income, personal targets and, in the case of Named Executive Officers with responsibility for a revenue generating division, worldwide divisional targets.

Worldwide revenue is derived from the “Total Revenues” line of our audited income statement with no adjustments or other alterations made to this figure. Worldwide revenue is an important variable that helps us to assess the Named Executive Officer’s role in helping us to grow and manage our business.

Adjusted net income, which is intended to reflect the operational effectiveness of the Company’s leadership, is calculated as net income, excluding where applicable (i) the amortization of acquired intangible assets, (ii) other income or expense, (iii) share-based compensation expense, and (iv) special charges, all net of tax.

Worldwide divisional targets help us to assess the contributions of the subject Named Executive Officer in helping us to grow and manage our business with respect to our revenue generating divisions.

Personal targets for each of the Named Executive Officers are qualitative goals which are specific to the Named Executive Officers’ role and assess important objectives related to how the company operates and grows, but which are not in all cases quantifiable.

We determine targeted amounts of short-term incentives for each Named Executive Officer at the beginning of the fiscal year. We also determine short-term performance measures and associated weightings for each Named Executive Office at the beginning of the fiscal year, based on the Named Executive Officers’ specific roles. These weightings indicate the percentage of the short-term incentive award that will be received if the Named Executive Officer meets the target set for each performance-based measure. If the target set for the performance-based measure is not met, then, at a minimum, the Named Executive Officer must achieve at least 80% of the target in order to receive 20% of the short-term incentive award with respect to that measure. Below 80% of target achievement results in 0% payment of the short-term incentive award with respect to that measure. The only exception to this is with personal targets. For calculation purposes of personal targets, the Named Executive Officer must achieve a minimum of 55% of combined personal targets in order to receive 60% of the short-term incentive award with respect to that measure. Below 55% of target achievement results in 0% payment of the short-term incentive award with respect to that measure. The Chief Executive Officer, the Compensation Committee and the Board of Directors make the determination as to whether a personal target is met.

The targeted amounts are calculated as a percentage of the Named Executive Officer’s annual salary and are also determined by an individual’s ability to influence our overall business prospects. Achieving the threshold target will trigger the award of the minimum incentive payment to the Named Executive Officer and achieving the expected target will trigger the award of the expected incentive payment. The Named Executive Officer will receive no incentive payment if he or she does not meet the threshold target.

For Fiscal 2009 the following performance measures and associated weightings, determined by the Board, for each Named Executive Officer were:

	Worldwide Revenue	Worldwide Adjusted Net Income	Worldwide Divisional targets	Personal targets
John Shackleton	45%	45%	N/A	10%
Tom Jenkins	35%	35%	N/A	30%
Paul McFeeters	35%	35%	N/A	30%
Kirk Roberts	25%	25%	40%	10%
John Wilkerson	45%	45%	N/A	10%

We believe that each element of our short-term incentive compensation program requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the targeted awards.

The determination as to whether a target has been met is strictly formulaic, although the Board reserves the right to make positive or negative adjustments if it considers them to be appropriate. The Board made no such positive or negative adjustment during Fiscal 2009 in respect of Fiscal 2009 compensation payments. To the extent the expected target is exceeded, the award will be proportionately greater but will in no event exceed 1.5 times the amount the Named Executive Officer would realize upon achievement of the expected target for such criterion.

The following table shows the percentage of each Named Executive Officer’s salary that was represented by the amounts payable for achieving his threshold and expected targets in Fiscal 2009.

Named Executive Officer	Payable for Achievement of Minimum Target as a Percentage of Salary	Payable for Achievement of Expected Target as a Percentage of Salary	Payable for Achievement of Maximum Target as a percentage of Salary
John Shackleton	24%	100%	145%
Tom Jenkins	32%	100%	135%
Paul McFeeters	11%	33%	45%
Kirk Roberts	16%	66%	95%
John Wilkerson	18%	75%	109%

Variable Long-Term Incentives

Stock options

With respect to stock option grants, our Board, based upon the recommendation of our Compensation Committee, makes the following determinations:

•	The Named Executive Officers and others who are entitled to participate in the stock option plan;

•	The number of options to be granted under the plan in general and to each recipient in particular;

•	The date on which each option is granted; and

•	The other material terms and conditions of each stock option grant.

Our Board makes these determinations subject to the provisions of our currently existing stock option plans, and is guided by a table of annual ranges for grants of our stock options. Gains from prior option grants are not considered when setting the amount of long-term incentive awards, or any other compensation elements, to any Named Executive Officer.

We periodically grant options to our Named Executive Officers and to our other employees (including but not limited to employees who recently joined Open Text). During each quarter, our Board conducts meetings in which it reviews and approves grants of options. The grant dates for these options abide by the provisions of our insider trading policy, which states, in part, that stock options may not be granted while a “trading window” is closed.

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

Our stock options are generally granted:

•	On the second trading day for the NASDAQ market following the date on which our quarterly or annual financial results, as applicable, are released; and

•	At a price that is not less than the closing price of our Common Shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.

LTIP

Our LTIP went into effect during Fiscal 2008. The goal of the LTIP is to reward our executives who have significantly contributed to the growth of our company through their performance and to provide our executives with a stake in our future. Accordingly, the LTIP represents a significant component of each Named Executive Officer’s total compensation. The LTIP is a rolling three-year program, which means that assessment of a Named Executive Officer’s performance under each grant is made continuously over the period, but payments on that grant are only made at the end of the applicable three-year term. The Named Executive Officer needs to remain employed by Open Text at the end of the three year period to be eligible for a payout. Grants made in Fiscal 2009 were set using a percentage of the Named Executive Officer’s total on-target compensation. For each Named Executive Officer, the compensation awarded under the LTIP was determined by the Named Executive Officer’s overall compensation and by his ability to influence Open Text’s overall results. Three criteria are used to measure each Named Executive Officer’s performance over the relevant three-year period. For grants made during Fiscal 2009, the LTIP relied upon the following criteria and targets:

•

Absolute share price—if our Common Shares appreciate to a price of $48.00 USD per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days at any time during the three-year period, the absolute share price target will be achieved;

•

Relative total shareholder return—if, over the three year period, our Common Shares appreciate at a rate which exceeds the rate of appreciation for the Standard & Poor’s Mid Cap 400—Software and Services Index by 500 basis points, the relative total shareholder return target will be achieved; and

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of the three-year period reaches $2.80, the average adjusted earnings per share target will be met (adjusted earnings per share means adjusted net income determined as described earlier under “Variable Short-Term Incentives”, divided by the total number of Common Shares outstanding on a diluted basis).

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25.0%.

The weightings were assigned by the Compensation Committee. In making this assignment, the Compensation Committee’s intention was to align the Named Executive Officer’s interests with what we believe are our shareholders’ interests. Awards made in Fiscal 2009 will equal either 0% or 100% of target for each criterion independently, based upon Open Text’s performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2009 LTIP awards is 1.0 times the target award for that criterion. If Open Text does not meet the target set for a particular performance criterion, each Named Executive Officer would not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other two. For example, if Open Text failed to meet the target set for relative total shareholder return, exceeded the maximum set for absolute share price, and met the target set for average adjusted earnings per share, each Named Executive Officer would receive a total reward equal to 62.5% times such Named Executive Officer’s target LTIP award.

The amounts which may be realized for awards under the Fiscal 2009 LTIP grants for 100% achievement of the targets over the three-year period ending June 30, 2011 are as follows:

Named Executive Officer	Long Term Incentive Plan: 100% Achievement at June 30, 2011
John Shackleton	$1,500,000
Tom Jenkins	$1,302,674
Paul McFeeters	$434,225
Kirk Roberts	$503,700
John Wilkerson	$1,050,000

The greater the Named Executive Officer’s influence upon our financial or operational performance, the higher the compensation reward the Named Executive Officer may receive.

Amounts granted in Fiscal 2009 under the LTIP were in addition to the amounts granted in Fiscal 2008 and may be settled in cash or stock.

Awards granted in Fiscal 2008 under the LTIP will be settled in cash. The amount which may be realized for awards under the LTIP which were granted in Fiscal 2008 for 100% threshold or 150% maximum achievement of the targets over the three-year period ending June 30, 2010 are as follows:

Named Executive Officer	Long Term Incentive Plan: 100% Achievement at June 30, 2010	Long Term Incentive Plan: 150% Achievement at June 30, 2010
John Shackleton	$2,000,000	$3,000,000
Tom Jenkins	$1,702,160	$2,553,240
Paul McFeeters	$554,070	$831,106
Kirk Roberts	$503,700	$755,551
John Wilkerson	$975,000	$1,462,500

There were no payments made under the LTIP during Fiscal 2009. For more information regarding the criteria used to evaluate performance with respect to the LTIP awards made during Fiscal 2008, please refer to Item 11 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Other Information With Respect to Our Compensation Program

Pension Plans

We do not provide pension benefits or any non-qualified deferred compensation to any of our Named Executive Officers.

Share Ownership Guidelines

Open Text currently has equity ownership guidelines (or “Share Ownership Guidelines”), the objective of which is to encourage the CEO and the Executive Chairman to buy and hold stock in the Company based upon an investment target. The Company believes that equity ownership by these Named Executive Officers helps to align the financial interests of the CEO and the Executive Chairman with the financial interests of the shareholders of the Company.

The investment target for these Named Executive Officers equals such person’s base salary, exclusive of bonus and other incentive compensation. Pursuant to the Share Ownership Guidelines, the CEO and Executive Chairman shall each reach the investment target by holding a minimum investment of $100,000 in Company common stock by the end of each fiscal year of employment. The CEO and the Executive Chairman are in compliance with the Share Ownership Guidelines for Fiscal 2009 (see Item 12 of this Annual Report on Form 10-K for information regarding Open Text shares owned by the CEO and the Executive Chairman).

Shares of Company stock issued and held pursuant to exercised stock options shall be counted towards compliance with the Share Ownership Guidelines. For this purpose, the CEO and the Executive Chairman, as applicable, shall be deemed to have invested an amount equal to the market price of the Company stock at the time of exercise. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards compliance with the equity ownership target. For purposes of the Share Ownership Guidelines, each of the CEO and the Executive Chairman, as applicable, are deemed to hold all securities over which he is the registered or beneficial owner thereof through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:

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

Tax Deductibility of Compensation

Under Section 162(m) of the United States Internal Revenue Code (or “Section 162(m)”) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executives in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual’s performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans may not be deductible. This is because none of our compensation plans have been presented to our stockholders for their approval.

In the past, no individuals who are subject to Section 162(m) have been paid non-performance based compensation in excess of the Section 162(m) tax deduction limit. However, we have determined that it is not appropriate at this time to limit our discretion to design any of our compensation arrangements for the Named Executive Officers who are subject to Section 162(m), to qualify such compensation for exemption from the deduction limits of Section 162(m). Therefore, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the applicable Named Executive Officer’s performance.

Although the tax and accounting implications are considered by our Compensation Committee in designing compensation programs with respect to our Named Executive Officers, these factors do not comprise a material factor in the decisions made with respect to the compensation of our Named Executive Officers.

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Any Canadian dollar payments included herein: (i) for Fiscal 2009 have been converted to the U.S. dollar at an average rate of 0.861366; (ii) for Fiscal 2008 have been converted to the U.S. dollar at an average conversion rate of 0.995820; and (iii) for Fiscal 2007 have been converted to the U.S. dollar at an average rate of 0.888415.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)
John Shackleton	2009	$500,000	—	N/A	$471,929	$387,500	N/A	$20,673	(3)	$1,380,102
President and Chief Executive Officer	2008	$500,000	—	N/A	$313,645	$542,000	N/A	$13,231		$1,368,876
	2007	$400,000	—	N/A	$368,007	$410,666	N/A	$18,535		$1,197,208
Paul McFeeters	2009	$323,012	—	N/A	$456,336	$85,598	N/A	$—	(4)	$864,946
Chief Financial Officer	2008	$373,432	—	N/A	$305,713	$130,950	N/A	$—		$810,095
	2007	$266,525	—	N/A	$334,996	$133,262	N/A	$—		$734,783
P. Thomas Jenkins	2009	$430,683	—	N/A	$502,030	$355,313	N/A	$18,998	(5)	$1,307,024
Executive Chairman and Chief Strategy Officer	2008	$497,910	—	N/A	$327,888	$539,734	N/A	$19,072		$1,384,604
	2007	$435,323	—	N/A	$291,848	$494,110	N/A	$18,553		$1,239,834
John Wilkerson	2009	$400,000	—	N/A	$683,313	$237,300	N/A	$135,792	(6)	$1,456,405
Executive Vice President, Global Sales, Support and Services	2008	$400,000	—	N/A	$522,018	$364,920	N/A	$—		$1,286,938
	2007	$308,942	—	N/A	$470,283	$221,880	N/A	$—		$1,001,105

Kirk Roberts	2009	$301,478	—	N/A	$388,592	$169,308	N/A	$—	(4)	$859,378
Executive Vice President, Products	2008	$348,537	—	N/A	$297,638	$312,054	N/A	$—		$958,229
	2007	$310,945	—	N/A	$315,802	$178,794	N/A	$—		$805,541

(1)	Amounts set forth in this column represent the amount recognized as the accounting share-based payment expense in our consolidated financial statements for fiscal years 2009, 2008 and 2007, respectively, and do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. This amount has been calculated in accordance with SFAS 123R and is based upon the grant date valuation of the option award. For a discussion of the assumptions used in this valuation, see Note 12 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under item 8 of this Annual Report on Form 10-K.
(2)	The amounts in “All Other Compensation” primarily include (i) health benefits, (ii) car allowances, (iii) club memberships reimbursed, (iv) tax preparation and financial advisory fees paid, and (v) living expenses reimbursed. “All Other Compensation” does not include benefits received by the Named Executive Officers which are available generally to all our salaried employees.
(3)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($11,400);
b.	Tax preparation and financial advisory fees ($3,274)
c.	Taxable benefits for the “Achievers club” ($2,467); and
d.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Shackleton.
(4)	The total value of all perquisite and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.
(5)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($12,404);
b.	Club membership fees ($3,419); and
c.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins.
(6)	Represents amounts we paid or reimbursed for:

a.	Relocation expenses ($127,742); and
b.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Wilkerson.

Grants of Plan-Based Awards in Fiscal 2009

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during the Fiscal 2009. Any Canadian dollar payments included herein for Fiscal 2009 have been converted to the U.S. dollar at a conversion rate of 0.868449:

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name		Threshold	Target	Maximum	Options	($/Share)	Awards ($)
John Shackleton	August 21, 2008	$120,000	$500,000	$725,000	100,000	$34.50	$1,366,370
Paul McFeeters	August 21, 2008	$34,738	$108,556	$146,551	50,000	$34.50	$683,185
P. Thomas Jenkins	August 21, 2008	$138,952	$434,225	$586,203	100,000	$34.50	$1,366,370
John Wilkerson	August 21, 2008	$72,000	$300,000	$435,000	50,000	$34.50	$683,185
Kirk Roberts	August 21, 2008	$47,938	$199,743	$289,628	35,000	$34.50	$478,230

(1)	The above estimated future payouts relate to our short-term incentive plan. For estimated future payouts related to our long-term incentive plan, please see the section entitled “Compensation Discussion and Analysis—Aligning the Interests of the Named Executive Officers with the Interests of Open Text’s Shareholders—LTIP” above.
(2)	We do not grant stock awards to either our Named Executive Officers or to any of our employees and therefore, information related to stock awards is not applicable herein.
(3)	For further information regarding our options granting procedures, please see “Compensation Discussion and Analysis—Aligning the Interests of the Named Executive Officers with the Interests of Open Text’s Shareholders-Variable Long-Term Incentives” above.

Outstanding Equity Awards

The following table sets forth certain information regarding unexercised options for each Named Executive Officer as of June 30, 2009.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Shackleton	August 19, 2003	80,000	—	17.04	August 19, 2013
	December 9, 2004	55,000	—	16.92	December 9, 2011
	February 12, 2007	15,000	25,000	22.80	February 12, 2014
	August 21, 2008	—	100,000	34.50	August 21, 2015

Paul McFeeters	June 1, 2006	140,000	100,000	14.02	June 1, 2013
	August 21, 2008	—	50,000	34.50	August 21, 2015

P. Thomas Jenkins	December 3, 2001	300,000	—	14.10	December 3, 2011
	August 7, 2002	200,000	—	10.39	August 7, 2012
	December 9, 2004	100,000	—	16.92	December 9, 2011
	February 12, 2007	25,000	25,000	22.80	February 12, 2014
	August 21, 2008	—	100,000	34.50	August 21, 2015

John Wilkerson	September 5, 2006	50,000	150,000	17.01	September 5, 2013
	August 21, 2008	—	50,000	34.50	August 21, 2015

Kirk Roberts	August 19, 2003	20,000	—	17.04	August 19, 2013
	December 9, 2004	10,000	—	16.92	December 9, 2011
	November 7, 2005	—	12,500	14.94	November 7, 2012
	September 5, 2006	32,500	50,000	17.01	September 5, 2013
	August 21, 2008	—	35,000	34.50	August 21, 2015

(1)	We do not grant stock awards to either our Named Executive Officers or any of our other employees and therefore, information related to stock awards is not applicable herein.
(2)	All options in the table above vest annually over a period of 4 years starting from the time of grant.

Option Exercises in Fiscal 2009

The following table sets forth certain details regarding options exercised in Fiscal 2009 by each of the Named Executive Officers indicated below:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value realized on Exercise (2) ($)
John Shackleton	632,862	$15,726,576
Paul McFeeters	10,000	$208,853
P. Thomas Jenkins	—	$—
John Wilkerson	100,000	$1,704,305
Kirk Roberts	67,500	$1,214,845

(1)	We do not grant stock awards to either our Named Executive Officers or any of our other employees.
(2)	“Value realized upon exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause;

•	A change of control in the ownership of Open Text; and

•	A change in the relationship between Open Text and the Named Executive Officer.

When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer group. Differences in such payments, if any, are driven by the position held by the Named Executive Officer and by the Named Executive Officer’s length of service with Open Text. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our Named Executive Officers.

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

•

The engagement by the Named Executive Officer in any illegal conduct or any act of dishonesty which benefits the Named Executive Officer at our expense including but not limited to the failure by the Named Executive Officer to:

•	honour his or her fiduciary duties to us; and

•	fulfill his or her duty to act in our best interests;

•	The failure of the Named Executive Officer to abide by the terms of any resolution passed by our Board; or

•	The failure of the Named Executive Officer to abide by our policies, procedures and codes of conduct.

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

•	Any material failure by either Open Text or by any of Open Text’s subsidiaries to provide any:

•	benefit, bonus, profit sharing, incentive, remuneration or compensation plan;

•	stock ownership or purchase plan; or

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

Amounts Payable Upon Termination or Change of Control

If any one of the triggering events described above takes place with respect to any of the Named Executive Officers, we may be liable to make to that Named Executive Officer certain payments as described below. In addition, upon the instance of change in control, we are required to make LTIP payments to any participating Named Executive Officer in an amount equal to 50% of the target bonus if the change of control occurs after the commencement of the seventh (7th) month following the LTIP Performance period commencement date (such date, the “LTIP Start Date”) but before the completion of the eighteenth (18th) month following the LTIP Start Date, or 100% of the target bonus if the change of control occurs after the commencement of the nineteenth (19th) month following the LTIP Start Date. Also, in the event of termination by the Company other than for the reasons described in “Termination Without Cause” above, the affected Named Executive Officer shall have the right to exercise any options which are vested as of the date of termination at any time within 90 days following such date of termination (such period of time, the “90 Day Period”). Any unvested options which would have otherwise vested during such 90 Day Period shall continue to vest during that period and to the extent any unvested options have vested during such 90 Day Period, the Named Executive Officer shall also be entitled to exercise those options within a rolling 90 day period after the date of vesting of such options, which period will not exceed 180 days following the date of termination. In the instance of a change in control as described in “Change of Control” above, all options outstanding are deemed to vest.

John Shackleton

Upon any instance of termination or change in control described above, we are required to pay Mr. John Shackleton an amount equal to 15 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Shackleton the equivalent of 15 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Shackleton with the employee benefits we provided to Mr. Shackleton immediately prior to the occurrence of the event which triggered our obligation for a period of 15 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 15 months or less from the date of the event which triggered our obligation. In all events, the Corporation will make all payments to the Executive not later than 2 1/2 months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.

When determining the amounts and the type of compensation and benefits to provide to Mr. Shackleton in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief executive officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, which may be found above, upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Shackleton must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 15 months. We may waive any breach by Mr. Shackleton of any provision of this agreement upon the review and approval of our Board.

P. Thomas Jenkins

Upon any instance of termination or change in control described above, we are required to pay Mr. P. Thomas Jenkins an amount equal to 19 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Jenkins the equivalent of 19 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Jenkins the employee benefits we provided to Mr. Jenkins immediately prior to the occurrence of the event which triggered our obligation for a period of 19 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 19 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. Jenkins in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, which may be found above, upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Jenkins must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 19 months. We may waive any breach by Mr. Jenkins of any provision of this agreement upon the review and approval of our Board.

Paul McFeeters

Upon any instance of termination or change in control described above, we are required to pay Mr. Paul McFeeters an amount equal to 12 months salary plus the equivalent of 12 months variable short-term incentive payment Mr. McFeeters earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. McFeeters with the employee benefits we provided to Mr. McFeeters immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Mr. McFeeters in the event of a termination or change in control described above, we considered available information with respect to amounts payable to chief financial officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, which may be found above, upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. McFeeters must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 12 months. We may waive any breach by Mr. McFeeters of any provision of this agreement upon the review and approval of our Board of Directors.

Kirk Roberts

Upon any instance of termination or change in control described above, we are required to pay Mr. Kirk Roberts an amount equal to 19 months salary plus the equivalent of 19 months of variable short-term incentive payment Mr. Roberts earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. Roberts with the employee benefits we provided to Mr. Roberts immediately prior to the occurrence of the event which triggered our obligation for a period of 19 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 19 months from the date of the event which triggered our obligation.

When determining the amounts and the type of compensation and benefits to provide to Kirk Roberts in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, which may be found above, upon the occurrence of similar events.

In return for receiving the payments and the benefits described in this section, Mr. Roberts must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 19 months. We may waive any breach by Mr. Roberts of any provision of this agreement upon the review and approval of our Board.

John Wilkerson

Upon any instance of termination or change in control described above, we are required to pay Mr. John Wilkerson an amount equal to 12 months salary plus the equivalent of 12 months of the variable short-term incentive payment Mr. Wilkerson earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. Wilkerson with the employee benefits we provided to Mr. Wilkerson immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months or less from the date of the event which triggered our obligation. In all events, the Corporation will make all payments to the Executive not later than 2 1/2 months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.

When determining the amounts and the type of compensation and benefits to provide to Mr. Wilkerson in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, which may be found above, upon the occurrence of similar events.

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

Quantitative Estimates of Payments upon Termination or Change in Control

Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2009. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $36.42 per share as reported on the NASDAQ on June 30, 2009, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S dollars using an exchange rate of 0.868449

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2009; and

•	Payment under the Long Term Incentive Plan is calculated as though 50% of the 2009 target bonus has vested and 100% of the 2008 target bonus has vested; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2009, plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2009, plus

•	with respect only to a change in control in the ownership of Open Text, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	LTIP Payment ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
John Shackleton	Termination Without Cause	625,000	625,000	0	2,875,600	24,529	4,150,129
	Change in Control/ Relationship	625,000	625,000	2,750,000	3,360,100	24,529	7,384,629

Tom Jenkins	Termination Without Cause	687,522	687,522	0	14,240,500	26,197	15,641,741
	Change in Control/ Relationship	687,522	687,522	2,353,497	14,725,000	26,197	18,479,738

Paul McFeeters	Termination Without Cause	325,668	86,302	0	3,160,000	9,373	3,581,343
	Change in Control/ Relationship	325,668	86,302	771,183	5,472,000	9,373	6,664,526

Kirk Roberts	Termination Without Cause	481,265	270,276	0	1,715,575	10,647	2,477,763
	Change in Control/ Relationship	481,265	270,276	755,551	2,519,725	10,647	4,037,463

John Wilkerson	Termination Without Cause	400,000	237,300	0	2,450,250	4,803	3,093,353
	Change in Control/ Relationship	400,000	237,300	1,500,000	3,978,000	4,803	6,120,103

Director Compensation

The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2009.

	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (2)	$92,000	N/A	$133,441	—	N/A	—		$225,441
Brian Jackman (3)	$70,500	N/A	$133,441	—	N/A	—		$203,941
Stephen Sadler (4)	$40,000	N/A	$133,441	—	N/A	$473,578	(10)	$647,019
Michael Slaunwhite (5)	$65,000	N/A	$133,441	—	N/A	—		$198,441
Gail E. Hamilton (6)	$54,000	N/A	$133,441	—	N/A	—		$187,441
H. Garfield Emerson (7)	$61,834	N/A	$53,641	—	N/A	—		$115,475
Katharine B. Stevenson (8)	$52,500	N/A	$53,641	—	N/A	—		$106,141
Ken Olisa (9)	$12,500	N/A	$79,800	—	N/A	—		$92,300

(1)

In Fiscal 2009, each director, with the exception of Mr. Olisa, was awarded options for 10,300 Common shares. The weighted average fair value of these options granted, as of the grant date, was $9.71 per share. The share-based compensation cost included herein above includes a portion of share-based compensation cost relating to options granted in Fiscal 2008 and portion of the share-based compensation cost relating to the options granted in Fiscal 2009. Grant date fair values are computed in accordance with SFAS 123R. For a detailed description of the assumptions made in the valuation of our stock options, see Note 12 “Share Capital, Option Plan and Share-based Payments” in our Notes to Consolidated Financial Statements, under Item 8 to this Annual Report on Form 10-K. The values reflected in this column do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards.

(2)	As of June 30, 2009 Mr. Fowlie holds 58,300 options.
(3)	As of June 30, 2009 Mr. Jackman holds 70,300 options.
(4)	As of June 30, 2009 Mr. Sadler holds 94,300 options.
(5)	As of June 30, 2009 Mr. Slaunwhite holds 100,300 options.
(6)	As of June 30, 2009 Ms. Hamilton holds 34,300 options.
(7)	As of June 30, 2009 Mr. Emerson holds 10,300 options Mr. Emerson became a director in August 2008.
(8)	As of June 30, 2009 Ms. Stevenson holds 10,300 options outstanding. Ms. Stevenson became a director in December 2008.
(9)	As of January 1, 2009 Mr. Olisa no longer serves as a member of our board of directors. His term ended in the normal course. All compensation Mr. Olisa earned in our first half of Fiscal 2009 was for his role as a non-employee director.
(10)	During Fiscal 2009, Mr. Stephen Sadler received $473,578 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. The material terms of our director compensation arrangements are as follows:

Description	Amount and frequency of payment

Annual retainer fee payable to each non-employee director	$40,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Independent Lead Director	$10,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable @ $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable @ $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$10,000 per year payable @ $2,500 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$8,000 per year payable @ $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$7,000 per year payable @ $1,750 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable @ $1,500 at the beginning of each quarterly period.

Compensation Committee Interlocks and Insider Participation

Prior to January 1, 2009, the members of our compensation committee included Mr. Olisa and Ms. Hamilton. Post January 1, 2009, the members of our Compensation Committee consist of Ms. Hamilton, Mr. Jackman and Mr. Emerson. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire board) one of whose executive officers served as a director of ours.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 30, 2009 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and nominee for director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting on investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2009. For the purpose of calculating the percentage of beneficial ownership, 54,192,751 shares were considered outstanding as of June 30, 2009 (the total beneficial shares). This is made up of (i) 52,716,751 common shares outstanding, (ii) 1,383,500 options vested and (iii) 92,500 options which will vest within 60 days of June 30, 2009. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts, 02109	6,804,282	12.56%

Ameriprise Financial Inc. (1) 145 Ameriprise Financial Center Minneapolis, MN 55474	5,358,406	6.53%

TAL Global Asset Management Inc. (1) 1000 de la Gauchetiere West, Suite 3100 Montreal, Quebec, H3B 4W5	2,876,225	5.31%

UBS AG (1) Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland	2,700,260	4.98%

Friess Associates LLC (1) 115 E. Snow King Jackson, WY 83001	2,655,300	4.90%

P. Thomas Jenkins (2)	1,946,840	3.59%

John Shackleton (3)	251,692	*

Stephen J. Sadler (4)	354,500	*

Michael Slaunwhite (5)	98,400	*

Randy Fowlie (6)	79,500	*

Brian J. Jackman (7)	72,000	*

Gail E. Hamilton (8)	24,000	*

Katharine B. Stevenson (9)	2,100	*

Paul McFeeters (10)	152,500	*

Kirk Roberts (11)	80,620	*

John Wilkerson (12)	62,500	*

M. William Forquer (13)	66,214	*

All executive officers and directors as a group (14)	3,190,866	5.89%

*	Less than 1%

(1)	Information regarding the shares outstanding is based on information filed in Schedule 13G or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total beneficial shares outstanding as of June 30, 2009.
(2)	Includes 1,296,840 Common Shares owned, options for 625,000 Common Shares which are vested, and options for 25,000 Common Shares which will vest within 60 days of June 30, 2009.
(3)	Includes 76,692 Common Shares owned, options for 150,000 Common Shares which are vested, and options for 25,000 Common Shares which will vest within 60 days of June 30, 2009.
(4)	Includes 270,500 Common Shares owned and options for 84,000 Common Shares which are vested.
(5)	Includes 8,400 Common Shares owned and options for 90,000 Common Shares which are vested.
(6)	Includes 31,500 Common Shares owned and options for 48,000 Common Shares which are vested.
(7)	Includes 12,000 Common Shares owned and options for 60,000 Common Shares which are vested.
(8)	Includes options for 24,000 Common Shares which are vested.
(9)	Includes 2,100 Common Shares owned.
(10)	Includes options for 140,000 Common Shares which are vested and options for 12,500 Common Shares which will vest within 60 days of June 30, 2009.
(11)	Includes 9,370 Common Shares owned, options for 62,500 Common Shares which are vested, and options for 8,750 Common Shares which will vest within 60 days of June 30, 2009.
(12)	Includes options for 50,000 Common Shares which are vested and options for 12,500 Common shares which will vest within 60 days of June 30, 2009.
(13)	Includes 7,464 Common Shares owned, options for 50,000 Common Shares which are vested and options for 8,750 Common Shares which will vest within 60 days of June 30, 2009.
(14)	Includes 1,714,866 Common Shares owned, options for 1,383,500 Common Shares which are vested and options for 92,500 Common Shares which will vest within 60 days of June 30, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock option plans as of June 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,625,975	$16.64	1,699,095
Equity compensation plans not approved by security holders	—	—	—

Total	1,625,975	$16.64	1,699,095

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Mr. Stephen Sadler, a director, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the company. Mr. Sadler’s consulting agreement is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of $2,000 per day for services relating to this agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenue, up to $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenue above $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of $250,000 per single acquisition and an aggregate annual limit of $480,000. The acquired company’s revenue, for this purpose, is equal to the acquired company’s revenue for the 12 months prior to the date of acquisition.

During Fiscal 2009, Mr. Stephen Sadler received approximately $0.5 million in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Related Transaction Policy

We have adopted a written policy that all transactional agreements between us and our officers, directors and affiliates will be first approved by a majority of the independent directors. Once these agreements are approved, payments made pursuant to the agreements are approved by the members of our audit committee.

The Board has determined that all directors, except Mr. Jenkins, our Executive Chairman and Chief Strategy Officer, Mr. Shackleton, our President and Chief Executive Officer, and Mr. Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.

Item 14.	Principal Accountant Fees and Services

The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP for Fiscal 2009 and Fiscal 2008 were:

Audit Fees

Audit fees were $1.9 million, for Fiscal 2009 and $2.2 million for Fiscal 2008. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were approximately $0.07 million for Fiscal 2009 and $0.3 million for Fiscal 2008. Audit-related fees include (a) services related to statutory audits, and (b) review of filings with the SEC.

Tax Fees

The total fees for tax services were approximately $0.3 million for Fiscal 2009 and $0.1 million for Fiscal 2008. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other Fees

Not applicable for Fiscal 2009 and Fiscal 2008.

Pre-Approval Policy

Open Text’s Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit service that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided us in Fiscal 2009 and Fiscal 2008 have been pre-approved by the Audit Committee.

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

2) Valuation and Qualifying Accounts; see Note 3 in the Notes to Consolidated Financial Statements included under Item 8, in Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Open Text Corporation, Open Text Inc., Oasis Merger Corporation and Captaris Inc., dated September 3, 2008. (18)

2.2	Agreement and Plan of Merger dated as of May 5, 2009 by and among Open Text Corporation, Scenic Merger Corporation and Vignette Corporation. (19)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (2)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (3)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (4)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (5)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.14	Open Text Corporation By-law, dated December 15, 2005. (7)

Exhibit Number	Description of Exhibit
3.15	Articles of Continuance of the Company, dated December 29, 2005. (7)

4.1	Form of Common Share Certificate. (1)

4.2	Amended and Restated Shareholders Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 6, 2007 (amending and restating the Shareholder Rights Plan Agreement dated as of November 1, 2004 filed as an exhibit to Open Text’s Current Report on Form 8-K, as filed with the SEC on November 12, 2004) .(8)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (9)

10.6	1998 Stock Option Plan. (10)

10.9*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (11)

10.10*	Indemnity Agreement with Peter Lipps dated August 19, 2005. (11)

10.11	2004 Employee Stock Option Plan. (12)

10.12	Artesia Stock Option Plan. (12)

10.13	Vista Stock Option Plan. (12)

10.14*	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (12)

10.15*	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (12)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (13)

10.21*	Employment Agreement, dated May 3, 2006 between Paul J. McFeeters and the Company. (14)

10.22*	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company. (15)

10.23*	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company. (15)

10.24*	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company. (15)

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006. (15)

10.26*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (15)

10.27*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (16)

10.28	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (17)

21.1	List of the Company’s Subsidiaries as of June 30, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

101.REF	XBRL taxonomy extension reference linkbase

*	Indicates management contract relating to compensatory plans or arrangements.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 27, 2009, and incorporated herein by reference.
(9)	Filed as an Exhibit in the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(13)	Filed as an Exhibit in the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 20, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” as of July 1, 2008 and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 as of July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 20, 2009

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$275,819	$254,916
Accounts receivable trade, net of allowance for doubtful accounts of $4,208 as of June 30, 2009 and $3,974 as of June 30, 2008 (note 3)	115,802	134,396
Inventory (note 4)	1,568	—
Income taxes recoverable (note 13)	4,496	16,763
Prepaid expenses and other current assets	16,604	10,544
Deferred tax assets (note 13)	20,621	13,455

Total current assets	434,910	430,074
Investments in marketable securities (note 14)	13,103	—
Capital assets (note 5)	45,165	43,582
Goodwill (note 6)	576,111	564,648
Acquired intangible assets (note 7)	315,048	281,824
Deferred tax assets (note 13)	69,877	59,881
Other assets (note 8)	13,064	10,491
Long-term income taxes recoverable (note 13)	39,958	44,176

Total assets	$1,507,236	$1,434,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$115,018	$99,035
Current portion of long-term debt (note 11)	3,449	3,486
Deferred revenues	189,397	176,967
Income taxes payable (note 13)	10,356	13,499
Deferred tax liabilities (note 13)	508	4,876

Total current liabilities	318,728	297,863
Long-term liabilities:
Accrued liabilities (note 9)	23,073	20,513
Pension liability (note 10)	15,803	—
Long-term debt (note 11)	299,234	304,301
Deferred revenues	7,914	2,573
Long-term income taxes payable	47,131	54,681
Deferred tax liabilities (note 13)	108,889	109,912

Total long-term liabilities	502,044	491,980
Minority interest	—	8,672
Shareholders’ equity:
Share capital (note 12)
52,716,751 and 51,151,666 Common Shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively; Authorized Common Shares: unlimited	457,982	438,471
Additional paid-in capital	52,152	39,330
Accumulated other comprehensive income	71,851	110,819
Retained earnings	104,479	47,541

Total shareholders’ equity	686,464	636,161

Total liabilities and shareholders’ equity	$1,507,236	$1,434,676

Guarantees and contingencies (note 19)
Related party transactions (note 23)
Subsequent events (note 24)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

	Year ended June 30,
	2009	2008	2007
Revenues:
License	$229,818	$219,103	$182,507
Customer support	405,310	363,580	287,570
Service and other	150,537	142,849	125,587

Total revenues	785,665	725,532	595,664

Cost of revenues:
License	16,204	15,415	13,652
Customer support	68,902	58,764	46,433
Service and other	118,998	117,037	105,955
Amortization of acquired technology-based intangible assets	47,733	41,515	36,206

Total cost of revenues	251,837	232,731	202,246

Gross profit	533,828	492,801	393,418

Operating expenses:
Research and development	116,164	107,206	79,102
Sales and marketing	186,533	172,873	150,958
General and administrative	73,842	69,985	61,092
Depreciation	12,012	12,017	13,846
Amortization of acquired customer-based intangible assets	33,259	30,759	24,586
Special charges (recoveries) (note 16)	14,434	(418)	12,908

Total operating expenses	436,244	392,422	342,492

Income from operations	97,584	100,379	50,926

Other income (expense), net (note 21)	(3,187)	(1,023)	1,742
Interest expense, net	(13,620)	(22,859)	(20,282)

Income before income taxes	80,777	76,497	32,386
Provision for income taxes (note 13)	23,788	22,993	10,334

Net income before minority interest	56,989	53,504	22,052
Minority interest	51	498	392

Net income for the year	$56,938	$53,006	$21,660

Net income per share—basic (note 22)	$1.09	$1.04	$0.44

Net income per share—diluted (note 22)	$1.07	$1.01	$0.43

Weighted average number of Common Shares outstanding—basic	52,030	50,780	49,393

Weighted average number of Common Shares outstanding—diluted	53,271	52,604	50,908

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Comprehensive Income	Common Shares		Additional Paid in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance as of June 30, 2006		48,935	$414,475	$28,367	$(27,125)	$42,654	$458,371
Issuance of Common Shares
Under employee stock option plans	—	1,207	11,092	5,375	—	—	16,467
Under employee stock purchase plans	—	38	621	—	—	—	621
Fair value of vested portion of legacy Hummingbird stock options	—	—	—	284	—	—	284
Income tax effect related to stock options exercised	—	—	—	1,285	—	—	1,285
Comprehensive income:
Foreign currency translation adjustment	25,075	—	—	—	—	25,075	25,075
Unrealized holding losses on available-for-sale securities, net of tax	45					45	45
Minimum pension liability	582	—	—	—	—	582	582
Adoption of SFAS 158	(322)	—	—	—	—	(322)	(322)
Net income for the year	21,660	—	—	—	21,660	—	21,660

Total comprehensive income	47,040

Balance as of June 30, 2007		50,180	426,188	35,311	(5,465)	68,034	524,068
Issuance of Common Shares
Under employee stock option plans	—	942	11,558	3,789	—	—	15,347
Under employee stock purchase plans	—	30	725	—	—	—	725
Income tax effect related to stock options exercised	—	—	—	230	—	—	230
Comprehensive income:
Foreign currency translation adjustment	42,341	—	—	—	—	42,341	42,341
Net unrealized gain on defined benefit pension plans	444	—	—	—	—	444	444
Net income for the year	53,006	—	—	—	53,006	—	53,006

Total comprehensive income	95,791

Balance as of June 30, 2008		51,152	438,471	39,330	47,541	110,819	636,161
Issuance of Common Shares
Under employee stock option plans	—	1,539	18,727	5,032	—	—	23,759
Under employee stock purchase plans	—	26	784	—	—	—	784
Income tax effect related to stock options exercised	—	—	—	7,790	—	—	7,790
Comprehensive income:
Foreign currency translation adjustment	(44,944)	—	—	—	—	(44,944)	(44,944)
Change in actuarial gains relating to defined benefit pension plan	813	—	—	—	—	813	813
Unrealized gain on cash flow hedges	990	—	—	—	—	990	990
Unrealized holding gain on available-for-sale securities, net of tax	4,173					4,173	4,173
Net income for the year	56,938	—	—	—	56,938	—	56,938

Total comprehensive income	17,970

Balance as of June 30, 2009		52,717	$457,982	$52,152	$104,479	$71,851	$686,464

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Year ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income for the year	$56,938	$53,006	$21,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,004	84,291	74,638
In-process research and development	121	500	—
Share-based compensation expense	5,032	3,789	5,376
Employee long-term incentive plan	3,880	2,154	—
Excess tax benefits from share-based compensation	(8,631)	(1,079)	(1,285)
Undistributed earnings related to minority interest	51	498	392
Pension expense	1,377	—	—
Amortization of debt issuance costs	1,099	1,220	805
Unrealized (gain) loss on financial instruments	(1,682)	3,178	(380)
Loss on sale and write down of capital assets	353	—	—
Deferred taxes	(9,914)	(24,326)	(19,097)
Impairment of intangible assets	—	—	697
Changes in operating assets and liabilities:
Accounts receivable	43,761	(5,626)	11,089
Inventory	50	—	—
Prepaid expenses and other current assets	(3,130)	(168)	1,425
Income taxes	23,274	12,600	(8,313)
Accounts payable and accrued liabilities	(19,930)	914	6,195
Deferred revenue	(6,861)	33,751	13,746
Other assets	(2,622)	1,274	3,916

Net cash provided by operating activities	176,170	165,976	110,864
Cash flows from investing activities:
Additions of capital assets-net	(12,150)	(6,895)	(5,260)
Purchase of Vizible	(850)	—	—
Purchase of Captaris Inc., net of cash acquired	(101,033)	—	—
Purchase of eMotion LLC, net of cash acquired	(3,635)	—	—
Purchase of a division of Spicer Corporation	(11,437)	—	—
Purchase of Hummingbird, net of cash acquired	—	—	(384,761)
Purchase of Momentum, net of cash acquired	—	—	(4,076)
Purchase of an asset group constituting a business	—	(2,209)	—
Additional purchase consideration for prior period acquisitions	(4,612)	(1,065)	(2,283)
Investments in marketable securities	(8,930)	—	(829)
Acquisition related costs	(18,182)	(18,248)	(39,061)

Net cash used in investing activities	(160,829)	(28,417)	(436,270)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	8,631	1,079	1,285
Proceeds from issuance of Common Shares	19,593	12,272	11,734
Proceeds from long-term debt	—	—	390,000
Repayment of long-term debt	(3,426)	(63,616)	(33,247)
Debt issuance costs	—	(349)	(7,433)

Net cash provided by (used in) financing activities	24,798	(50,614)	362,339
Foreign exchange gain (loss) on cash held in foreign currencies	(19,236)	17,992	5,692
Increase in cash and cash equivalents during the year	20,903	104,937	42,625
Cash and cash equivalents at beginning of the year	254,916	149,979	107,354

Cash and cash equivalents at end of the year	$275,819	$254,916	$149,979

Supplementary cash flow disclosures (note 20)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

We develop, market, sell, and support Enterprise Content Management (ECM) solutions. We offer solutions both as end-user stand alone products and as fully integrated modules. We market and license our products and services primarily in North America and Europe.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consideration

The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly and partially owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Captaris Inc. (Captaris), with effect from November 1, 2008 (see Note 17).

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

As a result of such reclassifications, Research and development expenses increased with a corresponding decrease to Sales and marketing expenses by approximately $1.3 million, for the year ended June 30, 2008, (nil—June 30, 2007), from previously reported amounts. There was no change to income from operations or net income in any of the periods presented as a result of these reclassifications.

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

Business combinations

We have accounted for acquisitions of companies in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). SFAS 141 requires us to allocate the purchase price to tangible assets, intangible assets and liabilities based on estimated fair values at the date of acquisition with the excess of purchase price, if any, being allocated to goodwill.

Starting on July 1, 2009 we adopted SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R). Our acquisition of Vignette Corporation, in Fiscal 2010, will be accounted for in accordance with SFAS 141R.

Pursuant to SFAS 141R’s “acquisition method” of accounting, we will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by SFAS 157, “Fair Value Measurements” (SFAS 157). Goodwill, as of the acquisition date, is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to that under SFAS 141.

The more significant areas of SFAS 141R that we expect will affect our consolidated financial statements are provided below.

Upon our adoption of SFAS 141R, any changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions will be recorded in current period income tax expense, unless any such changes are identified during the measurement period and relate to new information obtained about facts and circumstances that existed as of the acquisition date, in which case the change is considered a measurement period adjustment and is recorded to goodwill. Upon our adoption of SFAS 141R in Fiscal 2010, this requirement is applicable to all of our acquisitions regardless of the acquisition date. Our accounting for deferred tax asset valuation allowances and uncertain tax position liabilities, restructuring liabilities and costs incurred to effect an acquisition will generally result in the recording of an expense to our operations as these expenses are incurred. This contrasts with how we account for these items pursuant to SFAS 141 and related accounting guidance in Fiscal 2009 and prior periods, which generally require that these items be included as a part of the purchase price allocation as adjustments arise for the business combination and generally do not impact our expenses or results of operations.

SFAS 141R requires that all “acquired company” restructuring activities initiated by us must be accounted for separately from the business combination in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Prior to the adoption of SFAS 141R we accounted for acquired company restructuring activities under FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (EITF 95-3). Changes in estimates associated with liabilities recognized for restructuring plans pertaining to acquisitions completed prior to Fiscal 2010 will continue to be accounted for pursuant to the EITF 95-3. Our Open Text-based restructuring activities are accounted for in accordance with SFAS 146. For further details, refer to the discussion of “Restructuring Charges” within this note.

Upon our adoption of SFAS 141R, should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we will report the provisional amounts for such items in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. Those measurement period adjustments that we determine to be significant will be applied retroactively to comparative information issued in reporting periods, subsequent to the acquisition date, in our consolidated financial statements, including adjustments to depreciation, amortization, or other income effects recognized in the initial accounting.

Impairment of long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with FASB SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). We test long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. We have not recorded any impairment charges for long-lived assets during the years ended June 30, 2009 and 2008.

Acquired intangibles

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions.

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

Goodwill

FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, we do not amortize goodwill. We performed, in accordance with SFAS 142, our annual impairment analysis of goodwill as of April 1, 2009. The analysis indicated that there was no impairment of goodwill in any of our reporting units during the year ended June 30, 2009. No impairments were recorded for the years ended June 30, 2008 and 2007.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2009 and 2008.

Asset retirement obligations

We account for asset retirement obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. SFAS 143 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA) in October 1997 as amended by SOP 98-9 issued in December 1998.

We record product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element.

Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (PCS) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends. These rights are irrevocable to the customer’s benefit, and the customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

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

We assess whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. Our sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. Exceptions are only made to these standard terms for certain sales in parts of the world where local practice differs. In these jurisdictions, our customary payment terms are in line with local practice.

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

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by SOP 97-2, we recognize revenue from such arrangements in accordance with the contract accounting guidelines in SOP 81-1, “Accounting for Performance of Construction-Type Contracts” (SOP 81-1) after evaluating for separation of any non-SOP 81-1 elements in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”.

When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (POC) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the loss will be recognized immediately.

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

We recognize revenue relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, the documentation) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenue in a period subsequent to the period in which the channel partner completes the sale to the end user.

Rights of return and other incentives

We do not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives.

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

Research and development costs

Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed, are expensed as incurred unless they meet the criteria for deferral and amortization, described in FASB SFAS No. 86 “Accounting for the Costs of Corporate Software to be Sold, Released, or Otherwise Marketed” (SFAS 86). In accordance with SFAS 86, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers. In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB SFAS 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We did not recognize an increase in our net liability for unrecognized tax obligations, or record a change to the balance of retained earnings, as a result of the adoption of FIN 48. Upon adoption of FIN 48, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 13 for more details).

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

Financial instruments and hedge accounting

We follow the provisions of FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities as amended” (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether the derivative is part of a hedge transaction and meets specific hedge accounting criteria. Refer to Notes 14 and 15 for details relating to the accounting for financial instruments and hedging activities.

Foreign currency translation

Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiaries, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenue and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense)”. (For details see Note 21). The unrealized translation gains and losses on our net investment in these subsidiaries, including long-term intercompany advances, are accumulated under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”.

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to SFAS 146, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.

We record restructuring charges relating to employee termination costs in accordance with FASB SFAS No. 112, Accounting for Post Employment Benefits (SFAS 112). SFAS 112 applies to post-employment benefits provided to employees under ongoing benefit arrangements. In accordance with SFAS 112, we record such charges when the termination benefits are capable of being determined or estimated in advance, from either the provisions of our policy or from past practices, the benefits are attributable to services already rendered and the obligation relates to rights that vest or accumulate.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. Refer to Note 16 for details relating to our restructuring charges.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Net income per share

Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year (see Note 22 for more details).

Share-based payment

On July 1, 2005, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB, SFAS123 (Revised 2004) and “Share-Based Payment” (SFAS 123R), using the modified prospective transitional method. Previously, we had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

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

Refer to Note 12 for details of stock options and share-based compensation costs.

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense, based upon management’s assumptions, consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within Shareholders’ equity), respectively, on the balance sheet. Refer to Note 10 for details relating to our pension plans.

Inventories

Inventories are valued at the lower of cost (as calculated on a first in first out basis) or market value. In addition, full provisions are recorded for surplus inventory deemed to be obsolete or inventory in excess of six month’s forecasted demand.

Recently issued accounting pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-06 is effective for us beginning July 1, 2009. We do not currently have any investments that are accounted for under the equity method and therefore EITF 08-06 does not have any impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-07, Accounting for Defensive Assets (EITF 08-07). EITF 08-07 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them and requires an acquirer (in a business combination) to account for such defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period that the asset diminishes in value. EITF 08-07 is effective for intangible assets acquired by us on or after July 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS142-3 is effective for us beginning July 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which enhances the disclosure requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires additional disclosures about the objectives of an entity’s derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. During the year ended June 30, 2009, we adopted SFAS 161 and the disclosures required by SFAS 161 have been included in these consolidated financial statements (see Note 15).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160), which changes the accounting and reporting for minority interests. Minority interest will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 currently does not have any impact on our consolidated financial statements.

As discussed earlier in this note, SFAS 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB SFAS No. 157 (FSP FAS 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On July 1, 2008, we adopted SFAS 157 except for those items that have been deferred under FSP FAS 157-2 and such adoption did not have a material impact on our consolidated financial statements (see Note 14). The items deferred relate to: i) non financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, ii) asset retirement obligations initially measured at fair value, and iii) non financial liabilities for exit or disposal activities initially measured at fair value under FASB SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We are currently assessing the potential impact that the full adoption of SFAS 157 will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted SFAS 165 for the year ended June 30, 2009 and its adoption did not result in any significant or material changes to our reporting of subsequent events.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2007	$2,089
Bad debt expense for the year	2,855
Write-off /adjustments	(970)

Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the year	4,562
Write-off /adjustments	(4,328)

Balance of allowance for doubtful accounts as of June 30, 2009	$4,208

Included in accounts receivable are unbilled receivables in the amount of $7.0 million as of June 30, 2009 (June 30, 2008 – $ 4.2 million).

NOTE 4—INVENTORIES

As of June 30, 2009
Finished goods	$1,760
Components	260

2,020
Less: Provision for inventories	(452)

$1,568

Inventories consist primarily of fax boards that were acquired as part of our acquisition of Captaris during the quarter ended December 31, 2008 (see Note 17). Prior to this date we did not hold any inventories.

NOTE 5—CAPITAL ASSETS

	As of June 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,472	$7,677	$3,795
Office equipment	8,696	7,674	1,022
Computer hardware	77,813	66,118	11,695
Computer software	28,094	20,679	7,415
Leasehold improvements	19,662	13,074	6,588
Land and buildings	16,163	1,513	14,650

	$161,900	$116,735	$45,165

	As of June 30, 2008
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,490	$8,877	$1,613
Office equipment	10,251	8,948	1,303
Computer hardware	80,499	72,654	7,845
Computer software	28,015	21,819	6,196
Leasehold improvements	15,160	11,295	3,865
Land and buildings *	24,261	1,501	22,760

	$168,676	$125,094	$43,582

*	Includes a building that was recorded as an “asset held for sale” which was sold in December 2008 for Canadian dollars $5.8 million.

NOTE 6—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2007:

Balance, June 30, 2007	$528,312
Purchase of an asset group constituting a business (note 17)	2,199
Adjustments relating to prior acquisitions	5,930
Adjustments relating to the adoption of FIN 48	(6,480)
Adjustments on account of foreign exchange	34,687

Balance, June 30, 2008	564,648
Acquisition of Vizible Corporation (note 17)	253
Acquisition of Captaris Inc. (note 17)	65,508
Acquisition of a division of Spicer Corporation (note 17)	4,791
Adjustments relating to prior acquisitions	(33,120)
Adjustments on account of foreign exchange	(25,969)

Balance, June 30, 2009	$576,111

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

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2007	$179,216	$164,108	$343,324
Acquisition of Momentum	—	1,900	1,900
Amortization expense	(41,515)	(30,759)	(72,274)
Foreign exchange and other impacts	4,002	4,872	8,874

Net book value, June 30, 2008	141,703	140,121	281,824
Acquisition of Vizible Corporation (note 17)	374	—	374
Acquisition of Captaris Inc. (note 17)	73,600	32,900	106,500
Acquisition of eMotion LLC (note 17)	2,823	1,411	4,234
Acquisition of a division of Spicer Corporation (note 17)	5,529	1,777	7,306
Purchase of an asset group constituting a business (note 17)	—	2,081	2,081
Amortization expense	(47,733)	(33,259)	(80,992)
Foreign exchange and other impacts	(2,749)	(3,530)	(6,279)

Net book value, June 30, 2009	$173,547	$141,501	$315,048

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2010	$74,716
2011	71,769
2012	69,250
2013	66,598
2014 and beyond	32,715

Total	$315,048

NOTE 8—OTHER ASSETS

	As of June 30, 2009	As of June 30, 2008
Debt issuance costs	$4,728	$5,834
Deposits and restricted cash	4,615	1,943
Long-term prepaid expenses	3,130	2,116
Pension assets	591	598

	$13,064	$10,491

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of the long-term debt. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of facility-based lease agreements. Long-term prepaid expenses relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS employees and directors (see Note 10), recognized under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106 and 132(R)” (SFAS 158).

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2009	As of June 30, 2008
Accounts payable—trade	$15,465	$3,728
Accrued salaries and commissions	31,973	34,292
Accrued liabilities	49,527	49,014
Amounts payable in respect of restructuring (note 16)	5,061	1,150
Amounts payable in respect of acquisitions and acquisition related accruals	12,992	10,851

	$115,018	$99,035

Long-term accrued liabilities

	As of June 30, 2009	As of June 30, 2008
Amounts payable in respect of restructuring (note 16)	$849	$299
Amounts payable in respect of acquisitions and acquisition related accruals	7,128	10,256
Other accrued liabilities	7,936	2,851
Asset retirement obligations	7,160	7,107

	$23,073	$20,513

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with FASB SFAS No.143, “Accounting for Asset Retirement Obligations” (SFAS 143). As of June 30, 2009 the present value of this obligation was $7.2 million (June 30, 2008 – $7.1 million), with an undiscounted value of $8.7 million (June 30, 2008 – $7.8 million).

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

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2009.

	Balance June 30, 2008	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2009
Captaris (see note 17)
Employee termination costs	$—	$9,276	$(6,870)	$2,510	$4,916
Excess facilities	—	3,347	(1,060)	3,836	6,123
Transaction-related costs	—	797	(1,109)	312	—

	—	13,420	(9,039)	6,658	11,039
Division of Spicer Corporation
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	262	(240)	(22)	—

	—	262	(240)	(22)	—
Hummingbird
Employee termination costs	310	—	(189)	(96)	25
Excess facilities	4,249	—	(1,991)	(795)	1,463
Transaction-related costs	815	—	(120)	(695)	—

	5,374	—	(2,300)	(1,586)	1,488
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	15,255	—	(7,772)	—	7,483
Transaction-related costs	—	—	(45)	45	—

	15,255	—	(7,817)	45	7,483
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	(243)	—	—

	243	—	(243)	—	—
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	211	—	(101)	—	110
Transaction-related costs	—	—	—	—	—

	211	—	(101)	—	110
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	24	—	(24)	—	—
Transaction-related costs	—	—	—	—	—

	24	—	(24)	—	—
Totals
Employee termination costs	310	9,276	(7,059)	2,414	4,941
Excess facilities	19,739	3,347	(10,948)	3,041	15,179
Transaction-related costs	1,058	1,059	(1,757)	(360)	—

	$21,107	$13,682	$(19,764)	$5,095	$20,120

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2008.

	Balance June 30, 2007	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance June 30, 2008
Hummingbird
Employee termination costs	$7,845	$—	$(7,075)	$(460)	$310
Excess facilities	2,708	—	(2,049)	3,590	4,249
Transaction-related costs	—	975	(160)	—	815

	10,553	975	(9,284)	3,130	5,374
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	18,564	—	(2,366)	(943)	15,255
Transaction-related costs	—	—	(964)	964	—

	18,564	—	(3,330)	21	15,255
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	—	—	243

	243	—	—	—	243
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	838	—	(627)	—	211
Transaction-related costs	—	—	—	—	—

	838	—	(627)	—	211
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	55	—	(31)	—	24
Transaction-related costs	—	—	—	—	—

	55	—	(31)	—	24
Totals
Employee termination costs	7,845	—	(7,075)	(460)	310
Excess facilities	22,165	—	(5,073)	2,647	19,739
Transaction-related costs	243	975	(1,124)	964	1,058

	$30,253	$975	$(13,272)	$3,151	$21,107

The adjustments to goodwill primarily relate to employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The adjustments to goodwill relating to transaction costs are accounted for in accordance with SFAS 141.

NOTE 10—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

As part of our acquisition of Captaris we acquired the following unfunded defined benefit pension plan and certain long-term employee benefit obligations in relation to Captaris Document Technologies GmbH (CDT), a wholly owned subsidiary of Captaris. As of June 30, 2009 the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Non current portion of benefit obligation
CDT defined benefit plan	$14,828	$362	$14,466
CDT Anniversary plan	960	214	746
CDT early retirement plan	591	—	591

Total	$16,379	$576	$15,803

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation from November 1, 2008 (the date from which the results of operations of Captaris have been consolidated with Open Text) to June 30, 2009:

Benefit obligation as of November 1, 2008	$13,489
Service cost	349
Interest cost	585
Benefits paid	(134)
Curtailment gain	(271)
Actuarial gain	(734)
Foreign exchange	1,544

Benefit obligation as of June 30, 2009	14,828
Less: current portion	(362)

Non current portion of benefit obligation as of June 30, 2009	$14,466

The following are the details of net pension expense for the CDT pension plan for the year:

The year ended June 30, 2009
Pension expense:
Service cost	$349
Interest cost	585

Net pension expense	$934

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan as of June 30, 2009, we used the following weighted average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%

Employee fluctuation rate:
to age 30	1.00%
to age 35	0.50%
to age 40	0.00%
to age 45	0.50%
to age 50	0.50%
from age 51	1.00%

Anticipated pension payments under the CDT pension plan, for the fiscal years indicated below are as follows:

2010	$362
2011	406
2012	440
2013	504
2014	593
2015 to 2019	4,210

Total	$6,515

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $1.0 million for the Anniversary plan and $0.6 million for the early retirement plan, as of June 30, 2009.

The Anniversary plan is a defined benefit plan for long-tenured CDT employees. The plan provides for a lump-sum payment to employees of two months of salary upon reaching the anniversary of twenty-five years of service and three months of salary upon reaching the anniversary of forty years of service. The early retirement plan is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees, upon reaching a certain age, to elect to work full-time for a period of time and be paid 50% of their full time salary. After working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments from the earned but unpaid salaries until they are eligible to receive payments under the postretirement benefit plan discussed above. Benefits under the early retirement plan are generally based on the employee’s compensation and the number of years of service.

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.6 million (June 30, 2008 – $0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) relating to certain former members of the IXOS board of directors and certain IXOS employees, respectively (See Note 8). The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of June 30, 2009, is $3.5 million (June 30, 2008 – $3.7 million). The fair value of our total pension obligation under the IXOS pension plans as of June 30, 2009 is $2.9 million (June 30, 2008 – $3.1 million).

NOTE 11—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of June 30, 2009	As of June 30, 2008
Long-term debt
Term loan	$291,012	$294,006
Mortgage	11,671	13,781

	302,683	307,787
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	456	493

	3,449	3,486

Long-term portion of long-term debt	$299,234	$304,301

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our Hummingbird acquisition. We have not made any withdrawals under the revolver from the inception date to current date.

Term loan

The term loan has a seven year term and expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to June 30, 2009 we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the year ended June 30, 2009, we recorded interest expense of $11.2 million (June 30, 2008-$21.3 million and June 30, 2007- $22.6 million) relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of June 30, 2009.

For the year ended June 30, 2009, we recorded an expense of $0.2 million (June 30, 2008 – $0.3 million and June 30, 2007 – $0.3 million), on account of stand-by fees relating to the revolver.

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

As of June 30, 2009, the carrying value of the building was $14.7 million (June 30, 2008 – $17.1 million).

For the year ended June 30, 2009, we recorded interest expense of $0.6 million (June 30, 2008 – $0.7 million and June 30, 2007 – $0.7 million), relating to the mortgage.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the years ended June 30, 2009 and June 30, 2008.

Option Plans

A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	2004 Stock Option Plan	Artesia Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	Hummingbird Option Plan	IXOS Stock Option Plan	Vista Stock Option Plan
Date of inception	Jun-98	Oct-04	Sep-04	Jan-03	Jan-04	Oct-06	Mar-04	Sep-04

Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors	Former employees, and consultants of Quest Software Inc.

Options granted to date	7,914,290	2,794,100	20,000	414,968	51,000	355,675	210,000	43,500

Options exercised to date	(4,396,880)	(592,250)	—	(395,641)	(3,000)	(9,535)	(41,500)	(13,000)

Options cancelled to date	(2,552,610)	(454,875)	(10,000)	(13,500)	(13,000)	(316,378)	(144,750)	(17,625)

Options outstanding	964,800	1,746,975	10,000	5,827	35,000	29,762	23,750	12,875

Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified	25% per year, unless other wise specified

Exercise price range	$6.09 – $31.35	$14.02 – $37.22	$17.99 – $17.99	$13.50 – $13.50	$26.24 – $26.24	$18.36 – $27.75	$26.24 – $26.24	$17.99 – $17.99

Expiration dates	9/3/2009 to 2/3/2016	12/9/2011 to 1/30/2016	9/3/2010 to 9/3/2013	1/28/2013 to 1/28/2013	1/27/2014 to 1/27/2014	10/2/2013 to 10/2/2013	1/27/2014 to 1/27/2014	9/3/2010 to 9/3/2013

The following table summarizes information regarding stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2009	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2009	Weighted Average Exercise Price
$ 6.09 – $14.02	522,627	3.34	$12.22	422,627	$11.79
14.10 – 14.94	365,250	2.60	14.25	325,750	14.17
14.95 – 16.92	259,375	2.53	16.72	251,875	16.75
17.01 – 17.04	412,500	4.17	17.02	200,000	17.02
17.05 – 19.85	262,016	4.29	19.40	185,718	19.29
20.00 – 27.70	310,100	5.32	24.23	159,250	23.10
27.75 – 31.35	242,121	5.98	29.86	69,505	30.95
34.50 – 34.75	410,000	6.15	34.51	—	—
34.76 – 37.22	45,000	5.84	37.22	11,250	37.22

$ 6.09 – $37.22	2,828,989	4.27	$20.71	1,625,975	$16.64

Share-Based Payments

Summary of Outstanding Stock Options

As of June 30, 2009, options to purchase an aggregate of 2,828,989 Common Shares were outstanding and 1,699,095 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the years ended June 30, 2009 and 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	3,763,665	$15.22
Granted	716,100	32.66
Exercised	(1,538,572)	12.17
Forfeited or expired	(112,204)	29.95

Outstanding at June 30, 2009	2,828,989	$20.71	4.27	$44,476

Exercisable at June 30, 2009	1,625,975	$16.64	3.49	$32,173

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2007	4,737,727	$14.15
Granted	149,500	32.03
Exercised	(941,978)	12.27
Forfeited or expired	(181,584)	16.53

Outstanding at June 30, 2008	3,763,665	$15.22	3.75	$63,754

Exercisable at June 30, 2008	2,677,222	$13.44	3.14	$49,944

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

For the year ended June 30, 2009, the weighted-average fair value of options granted, as of the grant date, was $12.47, using the following weighted average assumptions: expected volatility of 42%; risk-free interest rate of 2.9%; expected dividend yield of 0%; and expected life of 4.4 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

As of June 30, 2009, the total compensation cost related to the unvested stock awards not yet recognized was $9.9 million, which will be recognized over a weighted average period of approximately 2 years.

As of June 30, 2008, the total compensation cost related to the unvested stock awards not yet recognized was $7.9 million, which will be recognized over a weighted average period of approximately 2 years.

As of June 30, 2007, the total compensation cost related to the unvested stock awards not yet recognized was $11.5 million, which will be recognized over a weighted average period of approximately 2 years.

Share-based compensation cost included in the Consolidated Statements of Income for the year ended June 30, 2009 was approximately $5.0 million. Deferred tax assets of $0.8 million were recorded, as of June 30, 2009 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

Share-based compensation cost included in the Consolidated Statements of Income for the year ended June 30, 2008 was approximately $3.8 million. Deferred tax assets of $0.7 million were recorded, as of June 30, 2008 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

Share-based compensation cost included in the Consolidated Statements of Income for the year ended June 30, 2007 was approximately $5.4 million. Deferred tax assets of $0.9 million were recorded, as of June 30, 2007 in relation to the tax effect of certain stock options that are eligible for a tax deduction when exercised.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the year ended June 30, 2009, cash in the amount of $18.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2009 from the exercise of options eligible for a tax deduction was $8.6 million, which was recorded within additional paid-in capital.

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

Long Term Incentive Plan

On September 10, 2007, our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers a three year performance period, to certain of our employees, upon the employee meeting pre-determined performance targets. Awards under LTIP 1 may be equal to either 100% or 150% of target, for each criteria listed below, based on the employee’s accomplishments over the three year period. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. We expect to settle the LTIP 1 awards in cash. Grants made in Fiscal 2009 under the LTIP (LTIP 2) took effect in Fiscal 2009 starting on July 1, 2008. Awards under LTIP 2 may be equal to 100% of the target, for each of the criteria listed below. We expect to settle the awards under LTIP 2 in cash or Open Text stock.

Three performance criteria will be used to measure performance over the relevant three year period:

•

Absolute share price—if our Common Shares appreciate to a predetermined price per share and that price is maintained for a minimum of 22 consecutive NASDAQ trading days, the absolute share price target will have been achieved;

•

Relative total shareholder return—if, over a three year period, our Common Shares appreciate at a rate which exceeds the rate of appreciation disclosed by the Standard & Poor’s Mid Cap 400 Software and Service Index by a prearranged percentage, the relative total shareholder return target will have been achieved; and

•

Average adjusted earnings per share—if the average of our adjusted earnings per share over the latter two years of a three year period reaches a preset amount, the average adjusted earnings per share target will have been met (adjusted earnings per share means adjusted net income divided by our total number of Common Shares outstanding on a diluted basis). Adjusted net income is calculated a net income excluding where applicable: (i) the amortization of acquired intangible assets, (ii) other income or expense, (iii) share based compensation expense, and (iv) special charges, all net of tax.

The three performance criteria carry the following weightings:

•	Absolute share price = 37.5%;

•	Relative total shareholder return = 37.5%; and

•	Average adjusted earnings per share = 25%.

Consistent with the provisions of SFAS 123R, we have measured the fair value of the liability under the LTIP as of June 30, 2009 and recorded an expense relating to such liability to compensation cost in the amount of $3.9 million for the year ended June 30, 2009 (June 30, 2008 – $2.2 million and June 30, 2007 – nil). The outstanding liability under the LTIP as of June 30, 2009 was $6.2 million (June 30, 2008 – $2.2 million ) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

Employee Share Purchase Plan (ESPP)

During the year ended June 30, 2009, 26,513 Common Shares were issued under the ESPP totaling $0.8 million. In addition, cash in the amount of approximately $0.5 million was received from employees that will be used to purchase Common Shares in future periods.

During the year ended June 30, 2008, 29,570 Common Shares were issued under the ESPP for cash collected from employees in prior periods, totaling $0.7 million. In addition, cash in the amount of approximately $0.4 million was received from employees that will be used to purchase Common Shares in future periods.

During the year ended June 30, 2007, 38,470 Common Shares were issued under the ESPP for cash collected from employees in prior periods, totaling $0.6 million. In addition, cash in the amount of approximately $0.1 million was received from employees that will be used to purchase Common Shares in future periods

NOTE 13—INCOME TAXES

We operate in several tax jurisdictions. Our income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions which are subject to a wide range of income tax rates.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2009	2008	2007
Domestic income	$28,493	$55,385	$8,550
Foreign income	52,284	21,112	23,836

Income before income taxes	$80,777	$76,497	$32,386

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2009	2008	2007
Current income taxes:
Domestic	$5,450	$11,874	$—
Foreign	28,252	35,445	29,431

	33,702	47,319	29,431

Deferred income taxes:
Domestic	(60)	2,064	3,410
Foreign	(9,854))	(26,390)	(22,507)

	(9,914)	(24,326)	(19,097)

Provision for income taxes	$23,788	$22,993	$10,334

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2009	2008	2007
Expected statutory rate	33.25%	34.81%	36.12%
Expected provision for income taxes	$26,858	$26,629	$11,698
Effect of permanent differences	(4,850)	(2,971)	7,890
Effect of foreign tax rate differences	(7,296)	(1,189)	(2,297)
Effect of change in tax rates	(1,540)	(1,603)	—
Benefit of losses	—	(1,082)	(1,121)
Change in valuation allowance	6,823	1,809	(3,650)
Difference in tax filings from provision	177	1,880	(1,462)
Withholding taxes and other items	3,616	(480)	(724)

	$23,788	$22,993	$10,334

The subsequent recognition of a benefit related to the realization of tax loss carry forwards or deductible temporary differences acquired in a business combination where a valuation allowance had been established for these assets at the date of acquisition are applied to reduce goodwill and are not included in income. During Fiscal 2009, the recognition of $44.5 million (June 30, 2008 – $2.4 million) in pre-acquisition tax benefits of acquired companies was recorded as an adjustment (reduction) to goodwill.

We have approximately $26.3 million of domestic capital loss carryforwards which have no expiry date. We have no domestic non-capital loss carryforwards. In addition, we have $405.9 million of foreign non-capital loss carryforwards of which $344.4 million have no expiry date. $36.6 million of these U.S losses are restricted and their utilization each year is subject to an annual limitation, in accordance with a statutory formula. The remainder of the foreign losses expires between 2010 and 2025. In addition, investment tax credits of $16.1 million will expire between 2024 and 2029.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2009	2008
Deferred tax assets
Non-capital loss carryforwards	$106,858	$142,012
Capital loss carryforwards	5,993	3,532
Undeducted scientific research and development expenses	11,242	37,131
Depreciation and amortization	22,252	16,315
Restructuring costs and other reserves	13,927	21,964
Other	24,165	14,868

Total deferred tax asset	184,437	235,822
Valuation allowance	(81,767)	(162,486)

Deferred tax liabilities
Scientific research and development tax credits	(10,282)	(4,299)
Deferred credits	(772)	(880)
Acquired intangibles	(108,798)	(99,087)
Other	(1,717)	(10,522)

Deferred tax liabilities	(121,569)	(114,788)

Net deferred tax asset (liability)	$(18,899)	$(41,452)

Comprised of:
Current assets	$20,621	$13,455
Long-term assets	69,877	59,881
Current liabilities	(508)	(4,876)
Long-term liabilities	(108,889)	(109,912)

	$(18,899)	$(41,452)

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

On July 1, 2007, we adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions under SFAS 109. (See Note 2).

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2008	$89,324
Increases on account of current year positions	4,819
Increases on account of prior year positions	2,346
Decreases due to settlements with tax authorities	(201)
Decreases due to lapses of statutes of limitations	(4,935)

Unrecognized tax benefits as of June 30, 2009	$91,353

Included in the above tabular reconciliation are unrecognized tax benefits of $44.3 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $47.0 million as of June 30, 2009 ($45.0 million as of June 30, 2008).

The total amount of gross unrecognized tax benefits (including interest and penalties) as of June 30, 2009 was $91.4 million of which $8.8 million (June 30, 2008, $11.3 million) of net unrecognized tax benefits would affect our effective tax rate, if realized.

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Consolidated Statements of Income. For the year ended June 30, 2009, we recognized interest and penalties in the amounts $1.0 million (June 30, 2008, $1.1 million) and $0.2 million (June 30, 2008, $0.4 million) respectively. The amount of interest and penalties accrued as of June 30, 2009 was $4.1 million ($3.1 million as of June 30, 2008) and $9.4 million ($9.2 million as of June 30, 2008), respectively.

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2009 could decrease in the next 12 months by $0.2 million (June 30, 2008, $2.2 million), relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.

NOTE 14—FAIR VALUE MEASUREMENTS

We adopted SFAS 157, except for those items that have been deferred under FSP FAS 157-2 (see Note 2). The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2009:

		Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	$13,103	$13,103	$ n/a	$	n/a
Derivative financial instrument assets (note 15)	2,506	n/a	2,506		n/a

	$15,609	$13,103	$2,506	$	n/a

Financial Liabilities:
Derivative financial instrument liabilities (note 15)	$2,121	$ n/a	$2,121	$	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2009, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We adopted the FASB’s Statement No.161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133 (SFAS 161), on January 1, 2009. SFAS 161 enhances financial statement disclosures required under the FASB’s Statement No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and the adoption thereof had no financial statement impact on our consolidated financial statements. We have applied SFAS 161 prospectively and therefore disclosures relating to prior periods have not been presented.

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

We have designated these transactions as cash flow hedges of forecasted transactions under SFAS 133. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. Unrealized gains or losses on the ineffective portion of these forward contracts, and the gain or loss on ineffective hedges that have been excluded from effectiveness testing have been classified within “Other income (expense)”. The fair value of the contracts at the end of the reporting period, as of June 30, 2009, is recorded within “Prepaid expenses and other current assets”.

As of June 30, 2009, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $44.0 million.

Interest Rate Collar

As part of the requirements of the term loan credit agreement (see Note 11) we are required to maintain, from thirty days following the date on which the term loan was entered into through to the third anniversary or such earlier date on which the term loan is paid, an interest rate hedging arrangement with counter parties in respect of the term loan. Accordingly, in October 2006, we entered into a three year interest rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of June 30, 2009, the notional amount of the interest rate collar was $100.0 million.

SFAS 133 requires that written options meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hence hedge accounting was not applied to the interest rate collar.

The quarterly unrealized gains or losses on the interest rate collar and quarterly amounts payable by us to the counter party are included within interest expense and the fair value of the interest rate collar is recorded with “Accounts payable and accrued liabilities.” As of June 30, 2009, the fair value of the collar, recorded within “Accounts payable and accrued liabilities” was $2.1 million (June 30, 2008 – $2.8 million).

Fair value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended June 30, 2009, were as follows (amounts presented do not include any income tax effects).

Fair value of Derivative Instruments in the Consolidated Balance Sheet (see Note 14)

Asset derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges under SFAS 133	Prepaid expenses and other current assets	$2,506

Liability derivatives Not Designated as Hedging Instruments Under SFAS 133
Interest rate collar not designated as a hedging instrument under SFAS 133	Accounts Payable and accrued liabilities	$2,121

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended June 30, 2009		Year ended June 30, 2009		Year ended June 30, 2009
Foreign currency forward contracts	$2,004	Other income/ (expense)	$520	Other income/(expense)	$1,022

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year ended June 30, 2009
Interest rate collar	Interest expense—net	$(2,215)

NOTE 16—SPECIAL CHARGES (RECOVERIES)

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2009 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (see Note 17). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan are expected to be approximately $16.0 million, of which $14.2 million has been recorded within Special charges to date. The $14.2 million charge consisted primarily of costs associated with workforce reduction in the amount of $10.2 million and abandonment of excess facilities in the amount of $4.0 million. The provision related to workforce reduction is expected to be paid by December 2009 and the provision relating to facility costs is expected to be paid by April 2012. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reduction and excess facilities and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the year ended June 30, 2009, is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2008	$—	$—	$—
Accruals	10,250	3,961	14,211
Cash payments	(7,177)	(1,082)	(8,259)
Foreign exchange and other adjustments	(355)	54	(301)

Balance as of June 30, 2009	$2,718	$2,933	$5,651

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

A reconciliation of the beginning and ending liability for the year ended June 30, 2009 and 2008 is shown below.

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2008	$906
Accruals (recoveries)	—
Cash payments	(560)
Foreign exchange and other adjustments	(87)

Balance as of June 30, 2009	$259

Fiscal 2006 Restructuring Plan	Work force reduction	Facility costs	Other	Total
Balance as of June 30, 2007	$134	$1,346	$—	$1,480
Accruals (recoveries)	(41)	(96)	(3)	(140)
Cash payments	(98)	(704)	3	(799)
Foreign exchange and other adjustments	5	360	—	365

Balance as of June 30, 2008	$—	$906	$—	$906

Impairment Charges

Special charges also include a charge of $0.2 million relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

NOTE 17—ACQUISITIONS

Fiscal 2009

Vizible Corporation.

On April 8, 2009 we acquired Vizible Corporation (Vizible), a Toronto-based privately held maker of digital media interface solutions. The acquisition of Vizible is expected to help expand our suite of digital asset management solutions. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Total purchase consideration for this acquisition was approximately $0.9 million, of which approximately $0.4 million has been allocated to technology assets, $0.3 million has been allocated to deferred tax assets, and the remainder to goodwill.

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

Total consideration for this acquisition was $102.1 million, which consisted of $101.0 million in cash, net of cash acquired, and approximately $1.1 million of direct acquisition related costs.

Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to Captaris’ net assets, based on their estimated fair values as of October 31, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The allocation of the purchase price was based on a valuation conducted by management, and its estimates and assumptions are not expected to materially change upon finalization, which is expected to occur on or before the one-year anniversary of the closing date of this acquisition.

Current assets (net of cash acquired of $30,043)	$28,572
Long-term assets	26,581
Intangible customer assets	32,900
Technology assets	73,600
In-process research and development *	121
Goodwill	65,508

Total assets acquired	227,282
Total liabilities assumed and acquisition-related accruals	(125,141)

Net assets acquired	$102,141

*	Included as part of research and development expense in the quarter ended December 31, 2008.

The useful lives of intangible customer assets have been estimated to be between six and eight years. The useful lives of technology assets have been estimated to be between four and five years.

No amount of the goodwill is expected to be deductible for tax purposes. The portion of the purchase price allocated to goodwill has been assigned in the ratio of 51%, 37% and 12% to our North America, Europe and Other reporting units, respectively.

As part of the preliminary purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $20.1 million relating to employee termination charges, costs relating to abandonment of excess Captaris facilities and accruals for unpaid direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Captaris by way of workforce reduction and abandonment of excess legacy facilities. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in February 2015. The liabilities related to employee termination costs are expected to be paid on or before the one-year anniversary of the closing date of this acquisition (see Note 9).

Proforma financial information (unaudited)

The unaudited proforma financial information in the table below summarizes the combined result of Open Text and Captaris, on a proforma basis, as though the companies had been combined as of July 1, 2007. This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented or the result that may be realized in the future.

The proforma information included hereunder does not include the financial impacts of the restructuring initiatives relating to former Captaris activities, as these have been capitalized as part of the preliminary purchase allocation but does include the estimated amortization charges relating to the allocation of values to acquired intangible assets (see Note 7).

	Years ended June 30,
	2009		2008
Total revenues		$831,793	$836,899
Net income	$	*41,768	$34,233
Basic net income (loss) per share		$0.80	$0.67
Diluted net income (loss) per share		$0.78	$0.65

*	Included herein are non-recurring charges in the amount of $9.3 million, recorded by Captaris in relation to business combination costs incurred by Captaris and the acceleration of the vesting of (Captaris) employee stock options.

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

Total consideration for this acquisition was $3.8 million which consisted of $3.6 million in cash, net of cash acquired, and approximately $0.2 million in costs directly related to this acquisition. An amount of $0.5 million has been accrued for and held back, as provided for in the purchase agreement, to provide for any adjustments to the purchase price in the one year period following the closing date of the acquisition. This additional amount, when paid, will be represented as an increase in the cost of the acquisition.

Purchase Price Allocation

Under business combination accounting the total purchase price, excluding the amount of $0.5 million, which has been accrued for and held back as of June 30, 2009, was allocated to eMotion’s net assets, based on their estimated fair values as of July 3, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

Current assets	$648
Long-term assets	238
Intangible customer assets	1,411
Technology assets	2,823

Total assets acquired	5,120
Liabilities assumed	(1,307)

Net assets acquired	$3,813

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

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

Current assets	$953
Long-term assets	23
Intangible customer assets	1,777
Technology assets	5,529
Goodwill	4,791

Total assets acquired	13,073
Liabilities assumed	(1,330)

Net assets acquired	$11,743

The useful life of the intangible customer and technology assets has been estimated to be five and seven years, respectively.

The portion of the purchase price allocated to goodwill has been assigned in the ratio of approximately 48% and 52% to our North America and Europe reporting units, respectively, and a portion of it is deductible for tax purposes.

Fiscal 2008

Purchase of an Asset Group Constituting a Business

On September 14, 2007 we acquired certain miscellaneous assets from a Canadian company in the amount of $2.2 million. Of the total purchase price of $2.2 million, approximately $9,000 has been allocated to the fair value of certain computer hardware and the remainder has been allocated to customer assets.

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

Total consideration for this acquisition was approximately $5.0 million, which consisted of $4.1 million in cash and approximately $0.9 million in costs directly related to this acquisition.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Momentum’s net assets, based on their estimated fair values as of March 2, 2007, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

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

Hummingbird’s software offerings fall into two principal product families: (i) Hummingbird Enterprise, and (ii) Hummingbird Connectivity. Hummingbird Enterprise is an integrated ECM suite comprised of solutions for (a) document and content management, (b) records management, (c) knowledge management, (d) collaboration, (e) data integration, and (f) business intelligence. Hummingbird Connectivity includes software applications for accessing “mission critical” back office applications and legacy data.

The results of operations of Hummingbird have been consolidated with those of Open Text beginning October 2, 2006.

Total consideration for this acquisition was approximately $404.7 million, which consisted of $397.2 million in cash including approximately $21.0 million associated with the open market purchases of Hummingbird shares acquired in June 2006 and $7.5 million of direct acquisition related costs.

Purchase Price Allocation

Under business combination accounting the total purchase price was allocated to Hummingbird’s net tangible and identifiable intangible assets, based on their estimated fair values as of October 2, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $88,287)	$69,067
Long-term assets	27,051
Customer assets	139,800
Technology assets	159,200
Goodwill	253,202

Total assets acquired	648,320
Liabilities assumed	(243,647)

Net assets acquired	$404,673

The useful lives of both the customer and technology assets have been estimated to be seven years each.

The portion of the purchase price allocated to goodwill was assigned in the ratio of 96%, 2% and 2% to our North America, Europe and Other reporting units, respectively. No amount of the goodwill is expected to be deductible for tax purposes.

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $43.0 million relating primarily to employee termination charges, costs relating to abandonment of excess Hummingbird facilities and accruals for direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Hummingbird, commencing at the time of acquisition, to eliminate duplicative activities and to reduce costs. The liability relating to abandonment of excess facilities is expected to be paid over the terms of the various leases, the last of which expires in June 2011. The liabilities related to employee termination costs have been substantially paid as of June 30, 2008, with the remaining balance expected to be paid on or before the quarter ended September 30, 2009. For further details relating to the type and amounts of these liabilities see Note 9.

NOTE 18—SEGMENT INFORMATION

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

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Year ended June 30,
	2009	2008	2007
Revenues:
Canada	$53,782	$55,494	$41,630
United States	338,073	283,014	237,555
United Kingdom	78,575	90,385	70,475
Germany	126,645	116,869	95,661
Rest of Europe	146,164	142,840	120,845
All other countries	42,426	36,930	29,498

Total revenues	$785,665	$725,532	$595,664

The following table sets forth the distribution of long-lived assets, representing capital assets and intangible assets- net, by significant geographic area, as of the periods indicated below.

	As of June 30, 2009	As of June 30, 2008
Long-lived assets:
Canada	$53,367	$53,970
United States	193,636	140,525
United Kingdom	27,487	33,080
Germany	39,942	41,143
Rest of Europe	41,231	50,823
All other countries	4,550	5,865

Total	$360,213	$325,406

NOTE 19—GUARANTEES AND CONTINGENCIES

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

NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year ended June 30,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$15,175	$23,082	$23,480
Cash received during the year for interest	$4,245	$5,641	$3,512
Cash paid during the year for income taxes	$3,591	$19,622	$25,450

During the year ended June 30, 2009, we acquired capital assets in the amount of $1.7 million which were accrued for but not paid as of June 30, 2009 (June 30, 2008 – $3.0 million, June 30, 2007 – $0.3 million).

NOTE 21—OTHER INCOME (EXPENSE)

Included in Other income (expense) for the year ended June 30, 2009, is primarily transactional foreign exchange losses of approximately $2.3 million (June 30, 2008 foreign exchange losses of $0.9 million and June 30, 2007 foreign exchange gains of $1.1 million).

NOTE 22—NET INCOME PER SHARE

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

	Year ended June 30,
	2009	2008	2007
Basic earnings per share
Net income	$56,938	$53,006	$21,660

Basic earnings per share	$1.09	$1.04	$0.44

Diluted earnings per share
Net income	$56,938	$53,006	$21,660

Diluted earnings per share	$1.07	$1.01	$0.43

Weighted average number of shares outstanding
Basic	52,030	50,780	49,393
Effect of dilutive securities	1,241	1,824	1,515

Diluted	53,271	52,604	50,908

Excluded as anti-dilutive *	87	—	1,423

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

In July 2009, we issued 3,440,984 Open Text Common shares as consideration for our acquisition of Vignette (see Note 24).

NOTE 23—RELATED PARTY TRANSACTIONS

During Fiscal 2009, Mr. Stephen Sadler, a director, received approximately $0.5 million (Fiscal 2008 – $0.08 million, Fiscal 2007 – $0.4 million) in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 24—SUBSEQUENT EVENTS

Acquisition of Vignette Corporation

On July 21, 2009, we acquired Vignette Corporation (Vignette), by way of a merger agreement, for a purchase consideration of approximately $321 million. Pursuant to the terms of the merger agreement, the shareholders of Vignette received $8.00 in cash, and 0.1447 of one share of Open Text common stock for each Vignette common stock outstanding. The results of Vignette will be combined with Open Text starting July 22, 2009.

Restructuring and Exit Plan

On July 21, 2009, we committed to a restructuring and exit plan to primarily terminate various employees and abandon certain real estate facilities. This plan is proposed to be undertaken primarily during the year ended June 30, 2010 and is expected to involve:

1.	Staff reductions resulting in a charge of approximately $26 million to $31 million to our Consolidated Statement of Income;

2.	Closure of office facilities resulting in a charge of approximately $3 million to $5 million our Consolidated Statement of Income; and

3.	Other Exit Plan costs resulting in a charge to approximately $3 million to $4 million our Consolidated Statement of Income.

We expect the significant actions relating to this plan to be substantially completed on or before July, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: August 20, 2009	By:	/s/ JOHN SHACKLETON
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

Signature	Title	Date

/s/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	August 20, 2009

/s/ PAUL MCFEETERS Paul McFeeters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 20, 2009

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	August 20, 2009

/s/ RANDY FOWLIE Randy Fowlie	Director	August 20, 2009

/s/ GAIL E. HAMILTON Gail E. Hamilton	Director	August 20, 2009

/s/ BRIAN J. JACKMAN Brian J. Jackman	Director	August 20, 2009

/s/ H. GARFIELD EMERSON H. Garfield Emerson	Director	August 20, 2009

/s/ STEPHEN J. SADLER Stephen J. Sadler	Director	August 20, 2009

/s/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	August 20, 2009

/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	August 20, 2009