Form 10-Q
period 2009-09-30
OPEN TEXT CORP
filed 2009-10-28
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

At October 26, 2009, there were 56,380,735 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$212,190	$275,819
Short-term investments (note 3)	19,768	—
Accounts receivable trade, net of allowance for doubtful accounts of $4,464 as of September 30, 2009 and $4,208 as of June 30, 2009 (note 4)	135,575	115,802
Income taxes recoverable (note 13)	6,225	4,496
Prepaid expenses and other current assets	27,858	18,172
Deferred tax assets (note 13)	22,185	20,621

Total current assets	423,801	434,910
Investments in marketable securities	—	13,103
Capital assets (note 5)	57,435	45,165
Goodwill (note 6)	718,600	576,111
Acquired intangible assets (note 7)	384,242	315,048
Deferred tax assets (note 13)	75,211	69,877
Other assets (note 8)	18,871	13,064
Long-term income taxes recoverable (note 13)	42,391	39,958

Total assets	$1,720,551	$1,507,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$128,660	$115,018
Current portion of long-term debt (note 11)	3,489	3,449
Deferred revenues	205,998	189,397
Income taxes payable (note 13)	7,707	10,356
Deferred tax liabilities (note 13)	2,083	508

Total current liabilities	347,937	318,728
Long-term liabilities:
Accrued liabilities (note 9)	21,506	23,073
Pension liability (note 10)	16,510	15,803
Long-term debt (note 11)	299,182	299,234
Deferred revenues	10,969	7,914
Long-term income taxes payable	53,465	47,131
Deferred tax liabilities (note 13)	134,543	108,889

Total long-term liabilities	536,175	502,044
Shareholders’ equity:
Share capital (note 12)
56,373,651 and 52,716,751 Common Shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively; Authorized Common Shares: unlimited	588,871	457,982
Additional paid-in capital	55,307	52,152
Accumulated other comprehensive income	86,052	71,851
Retained earnings	106,209	104,479

Total shareholders’ equity	836,439	686,464

Total liabilities and shareholders’ equity	$1,720,551	$1,507,236

Guarantees and contingencies (note 18)

Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2009	2008
Revenues:
License	$47,329	$50,074
Customer support	123,649	98,429
Service and other	40,444	34,120

Total revenues	211,422	182,623

Cost of revenues:
License	3,145	2,893
Customer support	20,939	15,567
Service and other	33,294	27,729
Amortization of acquired technology-based intangible assets	14,142	10,747

Total cost of revenues	71,520	56,936

Gross profit	139,902	125,687

Operating expenses:
Research and development	31,542	28,578
Sales and marketing	50,690	44,832
General and administrative	21,225	18,387
Depreciation	4,147	2,698
Amortization of acquired customer-based intangible assets	8,917	8,215
Special charges (note 16)	18,589	—

Total operating expenses	135,110	102,710

Income from operations	4,792	22,977

Other income, net	3,440	729
Interest expense, net	(3,046)	(2,994)

Income before income taxes	5,186	20,712
Provision for income taxes (note 13)	3,456	5,932

Net income before minority interest	1,730	14,780
Minority interest	—	119

Net income for the period	$1,730	$14,661

Net income per share—basic (note 20)	$0.03	$0.29

Net income per share—diluted (note 20)	$0.03	$0.28

Weighted average number of Common Shares outstanding—basic	55,388	51,298

Weighted average number of Common Shares outstanding—diluted	56,469	52,990

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2009	2008
Retained earnings, beginning of period	$104,479	$47,541
Net income	1,730	14,661

Retained earnings, end of period	$106,209	$62,202

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income for the period	$1,730	$14,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,206	21,660
Share-based compensation expense	3,506	1,423
Employee long-term incentive plan	2,675	1,059
Excess tax benefits on share-based compensation expense	(691)	(6,629)
Undistributed earnings related to minority interest	—	119
Pension expense	192	—
Amortization of debt issuance costs	266	224
Unrealized (gain) loss on financial instruments	(2,390)	(722)
Release of unrealized gain on marketable securities to income	(4,353)	—
Deferred taxes	(2,957)	(256)
Changes in operating assets and liabilities:
Accounts receivable	7,928	27,946
Prepaid expenses and other current assets	(3,218)	(1,926)
Income taxes	(4,787)	4,731
Accounts payable and accrued liabilities	(9,343)	(18,369)
Deferred revenue	(12,437)	(19,430)
Other assets	1,175	322

Net cash provided by operating activities	4,502	24,813
Cash flows from investing activities:
Additions of capital assets-net	(7,665)	(3,887)
Purchase of Vignette Corporation, net of cash acquired	(90,600)	—
Purchase of eMotion LLC, net of cash acquired	—	(3,635)
Purchase of a division of Spicer Corporation	—	(10,836)
Purchase consideration for prior period acquisitions	(4,801)	(3,293)
Investments in marketable securities	—	(3,608)
Maturity of short-term investments	27,171	—

Net cash used in investing activities	(75,895)	(25,259)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	691	6,629
Proceeds from issuance of Common Shares	4,477	5,542
Repayment of long-term debt	(864)	(867)
Debt issuance costs	(1,024)	—

Net cash provided by financing activities	3,280	11,304
Foreign exchange gain (loss) on cash held in foreign currencies	4,484	(15,641)
Decrease in cash and cash equivalents during the period	(63,629)	(4,783)
Cash and cash equivalents at beginning of the period	275,819	254,916

Cash and cash equivalents at end of the period	$212,190	$250,133

Supplementary cash flow disclosures (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and the methods of their application are consistent with those used and described in our annual consolidated financial statements for the fiscal year ended June 30, 2009. The consolidated financial statements do not include certain financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Vignette Corporation (Vignette), with effect from July 22, 2009 (see Note 17). The operating results for the three months ended September 30, 2009 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2010.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) long-lived assets, (vi) the recognition of contingencies, (vii) facility and restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Comprehensive income (loss)

The following table sets forth the components of comprehensive income (loss) for the reporting periods indicated:

	Three months ended September 30,
	2009	2008
Net income for the period	$1,730	$14,661
Other comprehensive income (loss)—net of tax, where applicable:
Foreign currency translation adjustments	18,448	(41,255)
Unrealized loss on short-term investments	(37)	—
Unrealized loss in investment in marketable securities	—	(259)
Release of unrealized gain on marketable securities to income	(4,353)	—
Unrealized gain on cash flow hedges	413	—
Actuarial loss relating to defined benefit pension plans	(270)	—

Comprehensive income (loss) for the period	$15,931	$(26,853)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

Business Combinations

On July 1, 2009, we adopted the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (FASB ASC Topic 805). Our acquisition of Vignette was accounted for in accordance with this new business combination standard. (see Notes 6 and 17).

Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification has become the single source of authoritative non-government U.S generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification in our first quarter of Fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We have adopted Update 2009-05 in our first quarter of Fiscal 2010 and its adoption did not have a material impact on our consolidated financial statements.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Revenue Recognition Updates

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (Update 2009-13). Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Additionally, in October 2009 the FASB also issued Accounting Standards Update 2009-14 (Topic 985): “Certain Revenue Arrangements that Include Software arrangements” (Update 2009-14). Update 2009-14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, Software Revenue Recognition) and which are not. Update 2009-14 removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Both of these Updates are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of these Updates on our future consolidated financial statements.

NOTE 3—SHORT-TERM INVESTMENTS

Short-term investments consist of certain marketable investments in U.S government agencies. These investments were acquired by us as part of our acquisition of Vignette (see Note 17), and are accounted for as “Available-for-sale” investments. Unrealized gains or losses on these investments are included in Accumulated Other Comprehensive Income (AOCI). An unrealized loss of $37,000 was recorded within AOCI relating to the change in fair value of these investments from the date of acquisition of Vignette (July 21, 2009) to September 30, 2009. As of September 30, 2009, the fair value of these investments was $19.8 million based upon quoted market prices.

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2009	$4,208
Bad debt expense for the period	929
Write-offs /adjustments	(673)

Balance of allowance for doubtful accounts as of September 30, 2009	$4,464

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

NOTE 5—CAPITAL ASSETS

	As of September 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,332	$8,936	$5,396
Office equipment	8,344	6,990	1,354
Computer hardware	87,893	72,824	15,069
Computer software	32,030	23,674	8,356
Leasehold improvements	26,013	14,385	11,628
Land and buildings	17,365	1,733	15,632

	$185,977	$128,542	$57,435

	As of June 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,472	$7,677	$3,795
Office equipment	8,696	7,674	1,022
Computer hardware	77,813	66,118	11,695
Computer software	28,094	20,679	7,415
Leasehold improvements	19,662	13,074	6,588
Land and buildings	16,163	1,513	14,650

	$161,900	$116,735	$45,165

NOTE 6—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2009:

Balance, June 30, 2009	$576,111
Acquisition of Vignette Corporation (note 17)	133,655
Adjustments relating to prior acquisitions	6
Adjustments on account of foreign exchange	8,828

Balance, September 30, 2009	$718,600

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2009	$173,547	$141,501	$315,048
Acquisition of Vignette Corporation (note 17)	68,200	22,700	90,900
Amortization expense	(14,142)	(8,917)	(23,059)
Foreign exchange and other impacts	493	860	1,353

Net book value, September 30, 2009	$228,098	$156,144	$384,242

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2010 (nine months ended June 30)	$71,760
2011	93,693
2012	91,114
2013	88,422
2014 and beyond	39,253

Total	$384,242

NOTE 8—OTHER ASSETS

	As of September 30, 2009	As of June 30, 2009
Debt issuance costs	$5,489	$4,728
Deposits and restricted cash	8,548	4,615
Long-term prepaid expenses and other long-term assets	4,491	3,130
Pension assets	343	591

	$18,871	$13,064

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of the long-term debt. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of facility-based lease agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS employees and directors (see Note 10), recognized under FASB Accounting Standards Codification Topic 715 “Compensation—Retirement Benefits”.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2009	As of June 30, 2009
Accounts payable—trade	$9,353	$15,465
Accrued salaries and commissions	35,555	31,973
Accrued liabilities	61,324	49,527
Amounts payable in respect of restructuring (note 16)	11,968	5,061
Amounts payable in respect of acquisitions and acquisition related accruals	10,460	12,992

	$128,660	$115,018

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Long-term accrued liabilities

	As of September 30, 2009	As of June 30, 2009
Amounts payable in respect of restructuring (note 16)	$716	$849
Amounts payable in respect of acquisitions and acquisition related accruals	5,619	7,128
Other accrued liabilities	6,392	7,936
Asset retirement obligations	8,779	7,160

	$21,506	$23,073

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with FASB Accounting Standards Codification Topic 410 “Asset Retirement and Environmental Obligations”. As of September 30, 2009 the present value of this obligation was $8.8 million (June 30, 2009 – $7.2 million), with an undiscounted value of $10.6 million (June 30, 2009 – $8.7 million).

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted FASB ASC Topic 805, we have accrued for costs relating to legacy workforce reductions and abandonment of excess legacy facilities. Such accruals are capitalized as part of the cost of the subject acquisition and in the case of abandoned facilities, have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for workforce reductions is extinguished against the payments made to the employees and in the case of excess facilities, will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the excess facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity with respect to our acquisition accruals during the three months ended September 30, 2009.

	Balance June 30, 2009	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance September 30, 2009
Captaris
Employee termination costs	$4,916	$—	$(2,347)	$(39)	$2,530
Excess facilities	6,123	—	(442)	(4)	5,677
Transaction-related costs	—	—	(49)	49	—

	11,039	—	(2,838)	6	8,207
Hummingbird
Employee termination costs	25	—	(13)	—	12
Excess facilities	1,463	—	(240)	—	1,223
Transaction-related costs	—	—	—	—	—

	1,488	—	(253)	—	1,235
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	7,483	—	(952)	—	6,531
Transaction-related costs	—	—	—	—	—

	7,483	—	(952)	—	6,531
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	110	—	(4)	—	106
Transaction-related costs	—	—	—	—	—

	110	—	(4)	—	106
Totals
Employee termination costs	4,941	—	(2,360)	(39)	2,542
Excess facilities	15,179	—	(1,638)	(4)	13,537
Transaction-related costs	—	—	(49)	49	—

	$20,120	$—	$(4,047)	$6	$16,079

The adjustments to goodwill primarily relate to adjustments to amounts accrued for employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The goodwill adjustments relating to amounts accrued for transaction costs are accounted for in accordance with SFAS 141, as they relate to acquisitions consummated prior to the adoption of FASB ASC Topic 805 (on July 1, 2009).

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

NOTE 10—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

On November 1, 2008, the following unfunded defined benefit pension plan and long-term employee benefit obligations were acquired, relating to legacy Captaris employees of a wholly owned subsidiary of Captaris called Captaris Document Technologies GmbH (CDT). As of September 30, 2009 and June 30, 2009, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$15,628	$375	$15,253
CDT Anniversary plan	964	222	742
CDT early retirement plan	515	—	515

Total as of September 30, 2009	$17,107	$597	$16,510

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$14,828	$362	$14,466
CDT Anniversary plan	960	214	746
CDT early retirement plan	591	—	591

Total as of June 30, 2009	$16,379	$576	$15,803

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated below:

	As of September 30, 2009	As of June 30, 2009
Benefit obligation–beginning	$14,828 *	$13,489 **
Service cost	108	349
Interest cost	230	585
Benefits paid	(74)	(134)
Curtailment gain	—	(271)
Actuarial gain	—	(734)
Foreign exchange	536	1,544

Benefit obligation–ending	15,628	14,828
Less: current portion	(375)	(362)

Noncurrent portion of benefit obligation	$15,253	$14,466

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

*	Benefit obligation as of June 30, 2009.
**	Benefit obligation as of November 1, 2008.

The following are the details of net pension expense for the CDT pension plan for the period:

Three months ended September 30, 2009
Pension expense:
Service cost	$108
Interest cost	230

Net pension expense	$338

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan as of September 30, 2009, we used the following weighted average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%

Employee fluctuation rate:
to age 30	1.00%
to age 35	0.50%
to age 40	0.00%
to age 45	0.50%
to age 50	0.50%
from age 51	1.00%

Anticipated pension payments under the CDT pension plan, for the fiscal years indicated below are as follows:

2010 (nine months ended June 30)	$301
2011	420
2012	456
2013	522
2014	615
2015 to 2019	4,362

Total	$6,676

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $1.0 million for the Anniversary plan

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

and $0.5 million for the early retirement plan, as of September 30, 2009 ($1.0 million and $0.6 million, respectively, as of June 30, 2009).

The Anniversary plan is a defined benefit plan for long-tenured CDT employees. The plan provides for a lump-sum payment to employees of two months of salary upon reaching the anniversary of twenty-five years of service and three months of salary upon reaching the anniversary of forty years of service. The early retirement plan is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. This plan allows employees, upon reaching a certain age, to elect to work full-time for a period of time and be paid 50% of their full-time salary. After working within this arrangement for a designated period of time, the employee is eligible to take early retirement and receive payments from the earned but unpaid salaries until they are eligible to receive payments under the postretirement benefit plan discussed above. Benefits under the early retirement plan are generally based on the employee’s compensation and the number of years of service.

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.3 million (June 30, 2009 – $0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) in connection to certain former members of the IXOS board of directors and certain IXOS employees, respectively (See Note 8). The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of September 30, 2009, is $3.8 million (June 30, 2009 – $3.5 million). The fair value of our total pension obligation under the IXOS pension plans as of September 30, 2009 is $3.5 million (June 30, 2009 – $2.9 million).

NOTE 11—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of September 30, 2009	As of June 30, 2009
Long-term debt
Term loan	$290,264	$291,012
Mortgage	12,407	11,671

	302,671	302,683
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	496	456

	3,489	3,449

Long-term portion of long-term debt	$299,182	$299,234

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our Hummingbird acquisition. We have not made any withdrawals under the revolver from the inception date to current date. During the quarter ended September 30, 2009 we incurred approximately $1.0 million of debt issuance costs relating to certain covenant related amendments to the credit agreement that do not impact the payments, outstanding amount or the interest rates under the credit agreement (a copy of the amended credit agreement has been filed by us under a Form 8-K during September 2009).

Term loan

The term loan has a seven year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to September 30, 2009, we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three months ended September 30, 2009, we recorded interest expense of $1.8 million (three months ended September 30, 2008 – $3.5 million) relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of September 30, 2009.

For the three months ended September 30, 2009, we recorded an expense of $0.06 million (three months ended September 30, 2008 – $0.06 million), on account of stand-by fees relating to the revolver.

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

As of September 30, 2009, the carrying value of the building was $15.6 million (June 30, 2009 – $14.7 million).

For the three months ended September 30, 2009, we recorded interest expense of $0.2 million (three months ended September 30, 2008 – $0.2 million), relating to the mortgage.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the three months ended September 30, 2009 and 2008.

On July 21, 2009, as part of the equity consideration for our acquisition of Vignette (see Note 17), we issued 3,440,984 Common Shares.

Share-Based Payments

Summary of Outstanding Stock Options

As of September 30, 2009, options to purchase an aggregate of 2,620,134 Common Shares were outstanding and 1,674,595 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the three months ended September 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2009	2,828,989	$20.71
Granted	25,000	38.33
Exercised	(232,191)	18.35
Forfeited or expired	(1,664)	23.13

Outstanding at September 30, 2009	2,620,134	$21.09	4.05	$42,584

Exercisable at September 30, 2009	1,606,801	$17.56	3.35	$31,771

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of FASB Accounting Standards Codification Topic 718 “Compensation—Stock Compensation” (FASB ASC Topic 718) and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, while the options issued by us are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

For the three months ended September 30, 2009, the weighted-average fair value of options granted, as of the grant date, was $13.54, using the following weighted average assumptions: expected volatility of 40%; risk-free interest rate of 2.2%; expected dividend yield of 0%; and expected life of 4.3 years. A forfeiture rate of 5%, based on historical rates, was used to determine the net amount of compensation expense recognized.

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

As of September 30, 2009, the total compensation cost related to the unvested stock awards not yet recognized was $9.0 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three months ended September 30, 2009, cash in the amount of $4.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2009 from the exercise of options eligible for a tax deduction was $0.7 million, which was recorded as additional paid-in capital.

For the three months ended September 30, 2008, cash in the amount of $5.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2008 from the exercise of options eligible for a tax deduction was $6.6 million, which was recorded as additional paid-in capital.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 570,548 Open Text RSAs to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 on July 21, 2009, and a portion has been allocated to the purchase price of Vignette. The remaining portion will be amortized as part of the share-based compensation expense over the vesting period of these awards. The pre-combination portion of share-based compensation included in the purchase price of Vignette was $3.8 million.

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 was approximately $3.5 million, inclusive of a charge of $2.2 million booked to Special charges (see Note 16).

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2008 was approximately $1.4 million.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Long Term Incentive Plans

On September 10, 2007, our Board of Directors approved the implementation of a Long-Term Incentive Plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers a three year performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria. Awards under LTIP 1 may be equal to either 100% or 150% of target. The maximum amount that an employee may receive with regard to any single performance criterion is 1.5 times the target award for that criterion. Grants made in Fiscal 2009 under the LTIP (LTIP 2) took effect in Fiscal 2009 starting on July 1, 2008. Awards under LTIP 2 may be equal to 100% of the target. We expect to settle the LTIP 1 and LTIP 2 awards in cash.

Consistent with the provisions of FASB ASC Topic 718, we have measured the fair value of the liability under the LTIP as of September 30, 2009 and recorded an expense relating to such liability to compensation cost in the amount of $2.7 million for the three months ended September 30, 2009 (three months ended September 30, 2008 – $1.1 million), inclusive of an amount of $0.2 million which was recorded within Special charges (see Note 16) relating to LTIP 1 accruals for certain employees who have been terminated as part of the Fiscal 2010 Restructuring Plan. The outstanding liability under the LTIP as of September 30, 2009 was $8.9 million (June 30, 2009 – $6.2 million ) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

NOTE 13—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Interest related to liabilities for income tax expense is classified under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three months ended September 30, 2009, we recognized interest and penalties in the amounts $0.9 million (three months ended September 30, 2008, $0.5 million) and a recovery of $0.2 million (three months ended September 30, 2008, nil), respectively. The amount of interest and penalties accrued as of September 30, 2009 was $5.5 million ($4.1 million as of June 30, 2009) and $9.8 million ($9.4 million as of June 30, 2009), respectively. Included in these balances as of September 30, 2009, are accrued interest and penalties of $0.6 million each, respectively, relating to the acquisition of Vignette (see Note 17).

We believe that it is reasonably possible that the unrecognized tax benefits, as of September 30, 2009 could increase in the next 12 months by $1.5 million (June 30, 2009, decrease by $0.2 million), relating primarily to the expiration of competent authority relief prior to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, Germany, the United States, France and Spain. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.

NOTE 14—FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC Topic 820) defines fair value, establishes a framework for measuring fair value, and addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value and addressing disclosure requirements, FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2009:

	September 30, 2009	Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments	$19,768	$19,768	$ n/a	$	n/a
Derivative financial instrument assets (note 15)	4,728	n/a	4,728		n/a

	$24,496	$19,768	$4,728	$	n/a

Financial Liabilities:
Derivative financial instrument liabilities (note 15)	$1,333	$ n/a	$1,333	$	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2009, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Forward Contracts

On December 30, 2008, we entered into a hedging program with a Canadian chartered bank, to limit the potential foreign exchange fluctuations on future intercompany royalties and management fees that are expected to be earned by our Canadian subsidiary from one of our U.S. subsidiaries. The program seeks to hedge intercompany royalties and management fees. The contracts settle within eight to twelve months from inception date and we do not use these forward contracts for trading or speculative purposes.

Our hedging strategy, under this program, is to limit the potential volatility associated with the foreign currency gains and losses that may be experienced upon the eventual settlement of these transactions.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

We have designated these transactions as cash flow hedges of forecasted transactions under FASB Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC Topic 815). Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. Unrealized gains or losses on the ineffective portion of these forward contracts, and the gain or loss on ineffective hedges that have been excluded from effectiveness testing have been classified within “Other income (expense)”. The fair value of the contracts, as of September 30, 2009 and June 30, 2009, is recorded within “Prepaid expenses and other current assets”.

As of September 30, 2009, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $33.0 million (June 30, 2009 – $44.0 million).

In addition to the above we acquired a non-material foreign currency forward contract as a part of our acquisition of Vignette (See Note 17). This contract is used to manage balance sheet exposures in a non-functional currency and has not been designated as a hedging instrument pursuant to FASB ASC Topic 815. Accordingly, the change in the fair value of this contract has been recorded within “Other income (expenses)” and the fair value thereof has been recorded within “Accounts payable and accrued liabilities”. As of September 30, 2009 the notional amount of this contract payable is $1.2 million.

Interest Rate Collar

As part of the requirements of the term loan credit agreement (see Note 11) we are required to maintain, from thirty days following the date on which the term loan was entered into through to the third anniversary or such earlier date on which the term loan is paid, an interest rate hedging arrangement with counter parties in respect of the term loan. Accordingly, in October 2006, we entered into a three year interest rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of September 30, 2009 and June 30, 2009, the notional amount of the interest rate collar was $100.0 million.

FASB ASC Topic 815 requires that written options meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hence hedge accounting was not applied to the interest rate collar.

The quarterly unrealized gains or losses on the interest rate collar and quarterly amounts payable by us to the counter party are included within interest expense and the fair value of the interest rate collar is recorded with “Accounts payable and accrued liabilities.”

Fair value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended September 30, 2009, were as follows (amounts presented do not include any income tax effects).

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Fair value of Derivative Instruments in the Condensed Consolidated Balance Sheet (see Note 14)

Asset derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4,728

Liability derivatives Not Designated as Hedging Instruments
Interest rate collar not designated as a hedging instrument	Accounts payable and accrued liabilities	$1,151
Foreign currency forward contracts not designated as hedges	Accounts payable and accrued liabilities	182

		$1,333

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30, 2009		Three months ended September 30, 2009		Three months ended September 30, 2009
Foreign currency forward contracts	$2,835	Other income (expense)	$2,032	Other income (expense)	$1,419

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30, 2009
Interest rate collar	Interest income(expense)	$971
Foreign currency forward contracts not designated as hedges	Other income (expense)	(182)

		$789

NOTE 16—SPECIAL CHARGES

Special charges relate primarily to costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans. In addition, with effect from July 1, 2009, Special charges also include acquisition-related costs related to acquisitions made on or after July 1, 2009.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

The following tables summarize total Special charges incurred during the three months ended September 30, 2009.

Three months ended September 30, 2009
Fiscal 2010 Restructuring Plan (cash portion)	$12,510
Fiscal 2010 Restructuring Plan (share-based compensation expense)	2,182

Total Fiscal 2010 Restructuring Plan	14,692
Fiscal 2009 Restructuring Plan	2,505
Acquisition-related costs	1,392

Total	$18,589

The total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan are expected to be approximately $32 million to $40 million, of which $14.7 million has been recorded within Special charges to date. Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

Fiscal 2010 Restructuring Plan (cash portion)

In the first quarter of Fiscal 2010, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2010 restructuring plan). These charges relate to work force reductions and other miscellaneous direct costs. The provision related to workforce reduction is expected to be paid by September 2010. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reduction and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2009, is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$—	$—	$—
Accruals and adjustments	12,197	313	12,510
Cash payments	(4,120)	(20)	(4,140)
Noncash draw-downs and foreign exchange	72	1	73

Balance as of September 30, 2009	$8,149	$294	$8,443

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). These charges related to work force reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (Note 9). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan is $16.7 million, which has been recorded within Special charges to date. The $16.7 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.1 million and abandonment of excess facilities in the amount of

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

$4.6 million. The provision related to workforce reduction is expected to be substantially paid by December 2009 and the provision relating to facility costs is expected to be paid by April 2012. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reduction and excess facilities and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2009, is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$2,718	$2,933	$5,651
Accruals and adjustments	1,882	623	2,505
Cash payments	(3,491)	(814)	(4,305)
Noncash draw-downs and foreign exchange	78	55	133

Balance as of September 30, 2009	$1,187	$2,797	$3,984

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

A reconciliation of the beginning and ending liability for the three months ended September 30, 2009 is shown below.

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2009	$259
Accruals and adjustments	—
Cash payments	(22)
Noncash draw-downs and foreign exchange	20

Balance as of September 30, 2009	$257

NOTE 17—ACQUISITIONS

Fiscal 2010

Vignette Corporation.

On July 21, 2009, we acquired, by way of a merger agreement, all of the issued and outstanding shares of Vignette Corporation (Vignette), an Austin, Texas based company that provides and develops software used for managing and delivering business content. Per the terms of the merger agreement, each share of common stock of Vignette (not already owned by Open Text) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one Open Text common share (equivalent to a value of $5.33 as of July 21, 2009). The acquisition of Vignette is expected to

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace. In accordance with FASB ASC Topic 805, this acquisition is accounted for as a business combination.

The results of operations of Vignette have been consolidated with those of Open Text beginning July 22, 2009.

Total consideration for this acquisition was comprised of:

Equity consideration paid	$125,223
Cash consideration paid	182,909

Fair value of total consideration transferred	308,132
Vignette shares already owned by Open Text through open market purchases (at fair value)	13,283

$321,415

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended September 30, 2009	$1,392

Assets Acquired and Liabilities Assumed

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 21, 2009 are set forth below:

Current assets (inclusive of cash acquired of $92,309)	$172,632
Long-term assets	22,323
Intangible customer assets	22,700
Intangible technology assets	68,200
Total liabilities assumed	(98,095)

Total identifiable net assets	187,760
Goodwill	133,655

Net assets acquired	$321,415

The fair value of Common shares issued as part of the consideration was determined based upon the closing price of Open Text’s common shares on acquisition date.

The factors that impact the qualitative composition of goodwill, the allocation of goodwill to our reporting units and the deductibility thereof for income tax purposes are currently being assessed.

The fair value of current assets acquired includes accounts receivable with a fair value of $27.1 million. The gross amount receivable is $28.3 million, of which $1.2 million is expected to be uncollectible.

As of acquisition date, Vignette had significant deferred tax assets that were subject to valuation allowances including deferred tax assets relating to the domestic federal net operating loss (NOL) carryforwards. Internal

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Revenue Code Section 382 imposes substantial restrictions on the utilization of these NOLs in the event of an “ownership change” of the corporation. We are currently assessing our ability to utilize these tax attributes prior to their expiration. The final valuation of the deferred tax assets could result in a material change in the above indicated amount of goodwill and intangible assets.

The fair value of the acquired intangible customer assets of $22.7 million, intangible technology assets of $68.2 million, and deferred revenues of $33.1 million is provisional pending receipt of the final valuations for these items.

We recognized a gain of $4.4 million as a result of re-measuring to fair value our investment in Vignette held before the date of acquisition. The gain is included in “Other income” in our consolidated financial statements.

The amount of Vignette’s revenue and net income included in Open Text’s consolidated statement of operations for the three months ended September 30, 2009 and the revenue and net income of the combined entity, had the acquisition date been July 1, 2009 and July 1, 2008, are set forth below:

	Revenue	Net loss
Actual from July 22, 2009 to September 30, 2009	$25,917	$(4,284)

	Three months ended September 30,
Supplemental Proforma Information	2009	2008
Total revenues	$217,629	$224,499
Net income (loss)	$(15,690)	$8,063

Included within net income for both the three months ended September 30, 2009 and 2008 are the estimated amortization charges relating to the allocated values of intangible assets.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business, and accrue for these items where appropriate. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows. Currently, we are not involved in any litigation that we reasonably believe could materially impact our financial position or results of operations and cash flows.

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of cash flow information:

	Three months ended September 30,
	2009	2008
Cash paid during the period for interest	$3,165	$4,504
Cash received during the period for interest	$338	$1,767
Cash paid during the period for income taxes	$5,736	$3,452

NOTE 20—NET INCOME PER SHARE

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

	Three months ended September 30,
	2009	2008
Basic earnings per share
Net income	$1,730	$14,661

Basic earnings per share	$0.03	$0.29

Diluted earnings per share
Net income	$1,730	$14,661

Diluted earnings per share	$0.03	$0.28

Weighted average number of shares outstanding
Basic	55,388	51,298
Effect of dilutive securities	1,081	1,692

Diluted	56,469	52,990

Excluded as anti-dilutive *	476	64

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2009

(Tabular amounts in thousands, except per share data)

NOTE 21—RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2009, Mr. Stephen Sadler, a director, earned approximately $0.3 million (Three months ended September 30, 2008 – $0.1 million) in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the notes to our financial statements for the three months ended September 30, 2009, certain sections of which are incorporated herein by reference. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K and Part I1 Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item1 of this Form 10-Q.

All growth and percentage comparisons made herein refer to the three months ended September 30, 2009 (first quarter of Fiscal 2010) compared with the three months ended September 30, 2008 (first quarter of Fiscal 2009), unless otherwise noted. All references to “Notes” made herein are references to the Notes to our Condensed Consolidated Financial Statements.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We continually endeavor to be at the leading edge of content management technology, by continually upgrading and improving on our product offering. This is done internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,900 people worldwide.

Quarterly Highlights:

Some highlights of our operating results this quarter include:

•	Total revenue increased by 15.8% on a quarter over quarter basis to $211.4 million.

•	Customer support revenue increased to $123.6 million, equivalent to a 25.6% increase over the same period in the prior fiscal year.

•	We completed the acquisition of Vignette Corporation (Vignette) which we acquired for $321.4 million, inclusive of the fair value of Vignette shares already held by us.

•

This quarter, our Board approved, and we began to implement, our Fiscal 2010 restructuring plan. The total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan are expected to be approximately $32.0 to $40.0 million, of which $14.7 million has been recorded within Special charges to date.

Other highlights were as follows:

•

In early October 2009, we announced the expansion of our SAP reseller agreement to include “SAP Extended ECM by Open Text.” This marks another expansion of the original reseller agreement signed with SAP in 2007.

•

In early October 2009, we announced the latest release of Open Text Enterprise Connect. The new version furthers Enterprise Connect as a powerful content service that makes it easy to blend content and processes within users’ preferred working environments.

•	In September 2009, we received the highest rating possible, a “Strong Positive,” in leading analyst firm Gartner’s 2009 “MarketScope for Records Management,” published on September 10, 2009.

•

In August 2009, we were positioned in the Leaders quadrant of the Gartner 2009 Magic Quadrant for Web Content Management, based on an evaluation of the company’s ability to execute and its completeness of vision.

•	In August 2009, we were included on Fortune’s 2009 List of the 100 Fastest-Growing Companies, ranking 15th overall and 6th on the list’s breakdown of “fastest-growing” technology companies.

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry, in addition to our internal Research and Development activities. We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

On July 21, 2009, we acquired Vignette, a provider of ECM software products. Vignette is based in Austin, Texas with worldwide operations. We believe that this acquisition will further consolidate our position as an independent leader in the ECM marketplace and help strengthen our Web Content Management (WCM) product offering in conjunction with our existing RedDot products (see Note 17).

Partners

Partnerships are fundamental to the Open Text business. We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which give us leverage to deliver customer-focused solutions. Key partnership alliances of Open Text include, but are not limited to, Oracle©, Microsoft©, SAP©, Deloitte, and Accenture©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continually aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

Our revenue from partners contributed approximately 42% of our license revenues in the three months ended September 30, 2009 compared to approximately 37% during the three months ended September 30, 2008.

Outlook for Fiscal 2010

We believe that we have a strong position in the ECM market and that the market for content solutions remains robust. We have a diversified geographic profile, in that approximately 50% of our revenues are from outside of North America. Also, over 50% of our revenues are from customer support revenues, which are a recurring source of income and as such, we expect this trend to continue. Additionally, our focus on compliance based products also helps insulate us from “downturns” in the current macroeconomic environment.

Results of Operations

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of the related product revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2009	2008
License	$47,329	$50,074	$(2,745)
Customer support	123,649	98,429	25,220
Services and Other	40,444	34,120	6,324

Total	$211,422	$182,623	$28,799

	Three months ended September 30,
(% of total revenue)	2009	2008
License	22.4%	27.4%
Customer support	58.5%	53.9%
Services and Other	19.1%	18.7%

Total	100.0%	100.0%

Revenue by Geography

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2009	2008
North America	$107,317	$84,292	$23,025
Europe	91,386	89,422	1,964
Other	12,719	8,909	3,810

Total	$211,422	$182,623	$28,799

	Three months ended September 30,
% of total revenue	2009	2008
North America	50.8%	46.2%
Europe	43.2%	49.0%
Other	6.0%	4.8%

Total	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers. Our license revenues are affected by the strength of general economic and industry conditions, governmental budgetary constraints, the competitive strength of our software products, and our acquisitions. Our new license business is also characterized by long sales cycles whereby the timing of a few large software license transactions can substantially affect our quarterly new software license revenues.

License revenue decreased by approximately $2.7 million in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The main impact on license sales relates to our WCM products as some of our customers have temporarily deferred purchases of our WCM products in anticipation of being able to broaden their WCM capabilities in the next three to six months in response to our imminent “Roadmap” for Vignette/Red Dot WCM capabilities. Additionally, core license revenues in the current quarter were impacted by the current economic turbulence—which caused our license sales in North America to come in slightly below expectations.

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

Customer support revenues increased by approximately $25.2 million in the three months ended September 30, 2009. The increase in customer support revenues is attributable to an increase in North America Customer support sales of $17.3 million, an increase in Europe customer support sales of $5.5 million and the remainder of the increase is due to sales generated in other geographies.

Service and Other Revenue. Service revenue consists of revenues from consulting contracts, contracts to provide training and integration services (Professional Services). “Other” revenue consists of hardware revenue. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. For the three months ended September 30, 2009, hardware revenues were $3.8 million. The amount of service revenues recognized tends to lag software revenue recognition. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by approximately $6.3 million in the three months ended September 30, 2009. The increase in services and other revenues is due to an increase in North America service and other revenues of $6.7 million, offset by a decrease in Europe service and other revenues by $2.0 million. The remainder of the change in Service and other revenues is from revenue generated in other geographies.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended September, 30		Change/ increase (decrease)
(In thousands)	2009	2008
License	$3,145	$2,893	$252
Customer Support	20,939	15,567	5,372
Service and Other	33,294	27,729	5,565
Amortization of acquired technology-based intangible assets	14,142	10,747	3,395

Total	$71,520	$56,936	$14,584

	Three months ended September 30,
Gross Margin	2009	2008
License	93.4%	94.2%
Customer Support	83.1%	84.2%
Service and Other	17.7%	18.7%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue remained consistent in the three months ending September 30, 2009 as compared to the three months ending September 30, 2008, increasing slightly by $0.3 million. Overall gross margin on cost of license revenue has decreased slightly to approximately 93.4% primarily due to an increase in third party royalties and related costs.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty type costs.

Cost of customer support revenues increased by $5.4 million, which is primarily due to an increase in direct costs, associated with increased customer support revenues for the three months ended September 30, 2009. Overall gross margin on cost of customer support revenue has decreased slightly to approximately 83.1% primarily due to an increase in third party royalties and higher labour costs. Headcount relating to our customer support business has increased by 129 employees from September 30, 2008 to September 30, 2009

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel related expenses, travel costs and third party subcontracting. Cost of service and other revenues have increased by $5.6 million in the three months ending September 30, 2009 as compared to the three months ending September 30, 2008. The gross margin on cost of service and other revenues has decreased to approximately 17.7% primarily due to an increase in direct labor and related costs. Headcount relating to our professional services business has increased by 105 employees from September 30, 2008 to September 30, 2009.

Amortization of acquired technology-based intangible assets increased by $3.4 million due to the increase in intangible assets as of September 30, 2009 on account of the acquisitions made by us after September 30, 2008.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2009	2008
Research and development	$31,542	$28,578	$2,964
Sales and marketing	50,690	44,832	5,858
General and administrative	21,225	18,387	2,838
Depreciation	4,147	2,698	1,449
Amortization of acquired customer-based intangible assets	8,917	8,215	702
Special charges	18,589	—	18,589

Total	$135,110	$102,710	$32,400

	Three months ended September 30,
(in % of total revenue)	2009	2008
Research and development	14.9%	15.6%
Sales and marketing	24.0%	24.5%
General and administrative	10.0%	10.1%
Depreciation	2.0%	1.5%
Amortization of acquired customer-based intangible assets	4.2%	4.5%
Special charges	8.8%	0.0%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts every quarter to update and upgrade our product offering. As such, research and development expenses do not necessarily correlate with revenues. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by approximately $3.0 million in the three months ended September 30, 2009 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses of $3.6 million. The remainder of the difference is due to a decrease in other research and development related expenses.

Headcount at September 30, 2009, related to research and development activities, increased by 347 employees compared to September 30, 2008.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows, and are usually closely linked to fluctuations in our revenues, discounting for obvious fluctuations in our macroeconomic environment.

Sales and marketing expenses increased by $5.9 million primarily due to an increase in direct labour and labour-related benefits and expenses of $4.9 million, an increase in overhead expenses of $0.6 million and an increase in consulting expenses of $0.3 million. The remainder of the difference is due to an increase in other sales and marketing related expenses.

Headcount at September 30, 2009, related to sales and marketing activities, increased by 134 employees compared to September 30, 2008.

General and administrative expenses consist primarily of salaries of administrative personnel, related overhead, facility expenses, audit fees, consulting expenses and public company costs. This quarter general and administrative expenses increased on account of the accretive effect of our acquisition of Vignette.

General and administrative expenses as a percentage of total revenue remained relatively stable at 10.0% and 10.1% for the three months ended September 30, 2009 and the three months ended September 30, 2008 respectively.

General and administrative expenses increased by $2.8 million, which is primarily due to an increase in office expenses of $1.9 million, an increase in direct labour and labour-related benefits and expenses in the amount of $1.4 million, offset by a decrease in overhead expenses in the amount of $1.3 million. The remainder of the difference is mainly due to an increase in other general and administrative expenses relating to the accretive impact of Vignette.

Headcount at September 30, 2009, related to general and administrative activities, increased by 171employees compared to September 30, 2008.

Depreciation expenses increased by $1.4 million, due to increased capital asset acquisitions.

Amortization of acquired intangible customer-based assets increased by $0.7 million due to the increase in customer-based intangible assets as of September 30, 2009, on account of the acquisitions made by us after September 30, 2008.

Special charges typically relate to amounts that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other non-recurring charges. Generally, we implement such plans in the context of streamlining existing Open Text operations that get impacted by significant acquisitions. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

In accordance with the new accounting rules which are applicable to us with effect from July 1, 2009, acquisition-related expenses are required to be included in the determination of income and may not, as was permitted earlier, be capitalized as part of the cost of the acquisition. As a result, in the quarter ended September 30, 2009, we recorded an additional expense (within Special charges) of $1.4 million on account of expenses related to our acquisition of Vignette.

During the three months ended September 30, 2008, no restructuring related charges were recorded. In the three months ended September 30, 2009, $18.6 million of restructuring related charges were recorded primarily due to the implementation of the Fiscal 2010 Restructuring Plan, which was announced and approved by our board this quarter. The Fiscal 2010 Restructuring Plan is designed to restructure our workforce and to rationalize and consolidate our excess facilities. For more details on Special charges, see Note 16.

Other income. Other income increased by $2.7 million in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase was due to the impact of the release of the unrealized gain (from accumulated comprehensive income to income) on Vignette shares purchased by Open Text through open market purchases in the amount of $4.4 million. The remainder of the change in other income is due to the impact of other miscellaneous items.

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt incurred in October 2006, (the term loan), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum.

Net interest expense remained relatively consistent at $3.0 million for the three months ended September 30, 2009 and the three months ended September 30, 2008.

For more details on interest expenses see Note 11 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Income taxes. The tax rate in the quarter ended September 30, 2009 is higher compared to the tax rate for the quarter ended September 30, 2008 primarily due to the de-recognition of certain transfer pricing benefits that no longer offset the liability.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2009	2008
Cash provided by operating activities	$4,502	$24,813	$(20,311)
Cash used by investing activities	$75,895	$25,259	$50,636
Cash provided by financing activities	$3,280	$11,304	$(8,024)

Cash flows provided by operating activities

Cash flows from operating activities decreased primarily due to slower cash collections of accounts receivable as a result of the acquisition of Vignette in the amount of approximately $12.0 million and an increase of approximately $8.4 million on account of restructuring costs and $1.4 million of acquisition costs expended in the current quarter. The remaining change in cash flows from operating activities is due to miscellaneous items.

Cash flows used in investing activities

Cash flows used in investing activities increased primarily as a result of an increase in cash used for the Vignette acquisition, offset by cash received from the maturity of short term investments. The remainder of the change was due to miscellaneous items.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from the issuance of shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

Cash flows from financing activities decreased primarily because of a decrease in excess tax benefits on share-based compensation expense and because we received less proceeds from the issuance of Common Shares.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by us and certain of our subsidiaries. For details relating to this and our other credit facilities, see Note 11.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2010	2011 - 2012	2013 - 2014	2015 and beyond
Long-term debt obligations	$341,223	$11,247	$36,780	$293,196	$—
Operating lease obligations *	132,827	24,718	43,131	26,598	38,380
Purchase obligations	4,871	2,012	2,486	373	—

	$478,921	$37,977	$82,397	$320,167	$38,380

*	Net of $8.8 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S.GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Business combinations

•	Goodwill and intangible assets—Impairment Assessments

•	Accounting for income taxes

•	Legal and other contingencies

•	The valuation of stock options granted and liabilities related to share-based payments, including the long-term incentive plan

•	Allowance for doubtful accounts

•	Facility and restructuring accruals

•	Financial instruments

•	The valuation of pension assets and obligations

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 and Note 2 to Part I of this Form 10-Q for a more complete discussion of our critical accounting policies and estimates.

New Accounting Standards

For information relating to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of September 30, 2009. As of September 30, 2009, we had an outstanding balance of $290.3 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of September 30, 2009, an adverse change in LIBOR of 300 basis points (3.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $8.7 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of September 30, 2009, is outstanding for the entire period.

We manage our interest rate exposure, relating to $100.0 million of the above mentioned term loan, with an interest rate collar that partially hedges the fluctuation in LIBOR. The collar has a notional value of $100.0 million, a cap rate of 5.34% and a floor rate of 4.79%. This has the effect of circumscribing our maximum floating interest rate risk within the range of 5.34% to 4.79%. The collar expires in December 2009. As of September 30, 2009, the fair value of the collar was a payable in the amount of $1.2 million.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of September 30, 2009, this balance represented approximately 51% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S, are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Australian dollars and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Our acquisition Vignette may adversely affect our operations in the short term

In July 2009, we acquired all of the issued and outstanding common shares of Vignette Corporation. This acquisition represents a significant opportunity for our business. However, this acquisition also presents certain risks, including but not limited to:

•

the risk that the potential benefits of this acquisition would not be realized fully as a result of challenges we might face in integrating the customers, technology, personnel and operations of the acquired company with ours;

•	the risk that the potential benefits of this acquisition would not be realized fully as a result of general industry-wide conditions, macroeconomic developments or other factors;

•

the risk that Open Text’s management will need to devote substantial time and resources to the integration of the acquired corporation with ours at the expense of attending to and growing Open Text’s business or other business opportunities; and

•	the risk associated with any other additional demands that this acquisitions would place on our management.

We cannot ensure that we will be successful in retaining key Vignette employees. In addition, our operations may be disrupted if we fail to adequately retain and motivate all of the employees who work for the combined entity.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.29	Second Amendment to the Credit Agreement between Open Text Corporation and Royal Bank of Canada and others, dated September 24, 2009. (1)

10.30*	(Revised) Employment Agreement, dated July 1, 2009 between John Wilkerson and the Company

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Indicates management contract relating to compensatory plans or arrangements.

(1)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 30, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: October 28, 2009	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer