Form 10-Q
period 2009-12-31
OPEN TEXT CORP
filed 2010-02-04
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

At January 25, 2010, there were 56,462,725 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$247,630	$275,819
Short-term investments (note 3)	8,414	—
Accounts receivable trade, net of allowance for doubtful accounts of $5,063 as of December 31, 2009 and $4,208 as of June 30, 2009 (note 4)	143,446	115,802
Income taxes recoverable (note 13)	7,555	4,496
Prepaid expenses and other current assets	26,255	18,172
Deferred tax assets (note 13)	18,940	20,621

Total current assets	452,240	434,910
Investments in marketable securities	—	13,103
Capital assets (note 5)	55,884	45,165
Goodwill (note 6)	712,967	576,111
Acquired intangible assets (note 7)	359,987	315,048
Deferred tax assets (note 13)	68,748	69,877
Other assets (note 8)	17,809	13,064
Long-term income taxes recoverable (note 13)	43,876	39,958

Total assets	$1,711,511	$1,507,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$122,660	$116,992
Current portion of long-term debt (note 11)	3,508	3,449
Deferred revenues	191,736	189,397
Income taxes payable (note 13)	7,023	10,356
Deferred tax liabilities (note 13)	2,216	508

Total current liabilities	327,143	320,702
Long-term liabilities:
Accrued liabilities (note 9)	19,333	21,099
Pension liability (note 10)	16,188	15,803
Long-term debt (note 11)	298,601	299,234
Deferred revenues	12,132	7,914
Long-term income taxes payable	53,770	47,131
Deferred tax liabilities (note 13)	126,626	108,889

Total long-term liabilities	526,650	500,070
Shareholders’ equity:
Share capital (note 12)
56,444,939 and 52,716,751 Common Shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively; Authorized Common Shares: unlimited	590,328	457,982
Additional paid-in capital	57,233	52,152
Accumulated other comprehensive income	82,747	71,851
Retained earnings	127,410	104,479

Total shareholders’ equity	857,718	686,464

Total liabilities and shareholders’ equity	$1,711,511	$1,507,236

Guarantees and contingencies (note 18)

Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenues:
License	$72,691	$64,852	$120,020	$114,926
Customer support	130,283	100,438	253,932	198,867
Service and other	44,816	42,361	85,260	76,481

Total revenues	247,790	207,651	459,212	390,274

Cost of revenues:
License	4,633	5,281	7,778	8,174
Customer support	21,493	17,356	42,432	32,923
Service and other	36,428	31,881	69,722	59,610
Amortization of acquired technology-based intangible assets	15,152	11,799	29,294	22,546

Total cost of revenues	77,706	66,317	149,226	123,253

Gross profit	170,084	141,334	309,986	267,021

Operating expenses:
Research and development	34,347	29,948	65,889	58,526
Sales and marketing	53,891	49,347	104,581	94,179
General and administrative	22,377	18,280	43,602	36,667
Depreciation	4,398	2,920	8,545	5,618
Amortization of acquired customer-based intangible assets	8,735	10,138	17,652	18,353
Special charges (note 16)	10,423	11,446	29,012	11,446

Total operating expenses	134,171	122,079	269,281	224,789

Income from operations	35,913	19,255	40,705	42,232

Other income (expense), net	(1,671)	(12,464)	1,769	(11,854)
Interest expense, net	(2,716)	(5,347)	(5,762)	(8,341)

Income before income taxes	31,526	1,444	36,712	22,037
Provision for income taxes (note 13)	10,325	683	13,781	6,615

Net income for the period	$21,201	$761	$22,931	$15,422

Net income per share—basic (note 20)	$0.38	$0.01	$0.41	$0.30

Net income per share—diluted (note 20)	$0.37	$0.01	$0.40	$0.29

Weighted average number of Common Shares outstanding—basic	56,403	51,873	55,895	51,586

Weighted average number of Common Shares outstanding—diluted	57,448	53,242	56,964	52,955

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Retained earnings, beginning of period	$106,209	$62,202	$104,479	$47,541
Net income	21,201	761	22,931	15,422

Retained earnings, end of period	$127,410	$62,963	$127,410	$62,963

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income for the period	$22,931	$15,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,491	46,517
In-process research and development	—	121
Share-based compensation expense	5,449	2,533
Employee long-term incentive plan	5,646	2,805
Excess tax benefits on share-based compensation expense	(697)	(6,653)
Pension expense	410	906
Amortization of debt issuance costs	734	550
Unrealized (gain) loss on financial instruments	(3,872)	807
Loss on sale and write down capital assets	453	269
Unrealized gain on marketable securities	(4,353)	—
Deferred taxes	(1,300)	3,915
Changes in operating assets and liabilities:
Accounts receivable	1,387	32,790
Prepaid expenses and other current assets	(3,323)	(1,470)
Income taxes	(8,004)	6,469
Accounts payable and accrued liabilities	(11,810)	(16,046)
Deferred revenue	(24,029)	(25,613)
Other assets	1,857	1,334

Net cash provided by operating activities	36,970	64,656
Cash flows from investing activities:
Additions of capital assets-net	(11,764)	(2,094)
Purchase of Vignette Corporation, net of cash acquired	(90,600)	—
Purchase of Captaris Inc., net of cash acquired	—	(101,033)
Purchase of eMotion LLC, net of cash acquired	(556)	(3,635)
Purchase of a division of Spicer Corporation	—	(10,836)
Purchase consideration for prior period acquisitions	(8,240)	(12,366)
Investments in marketable securities	—	(3,608)
Maturity of short-term investments	38,525	—

Net cash used in investing activities	(72,635)	(133,572)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	697	6,653
Proceeds from issuance of Common Shares	6,142	6,039
Repayment of long-term debt	(1,734)	(1,721)
Debt issuance costs	(1,024)	—

Net cash provided by financing activities	4,081	10,971
Foreign exchange gain (loss) on cash held in foreign currencies	3,395	(24,101)
Decrease in cash and cash equivalents during the period	(28,189)	(82,046)
Cash and cash equivalents at beginning of the period	275,819	254,916

Cash and cash equivalents at end of the period	$247,630	$172,870

Supplementary cash flow disclosures (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2009

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

The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Vignette Corporation (Vignette), with effect from July 22, 2009 (see Note 17). The operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2010.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Comprehensive income (loss)

The following table sets forth the components of comprehensive income (loss) for the reporting periods indicated:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income for the period	$21,201	$761	$22,931	$15,422
Other comprehensive income (loss)—net of tax, where applicable:
Foreign currency translation adjustments	(1,903)	(12,969)	16,545	(54,224)
Unrealized gain (loss) on short-term investments	3	—	(34)	—
Unrealized loss on investment in marketable securities	—	(509)	—	(768)
Release of unrealized gain on marketable securities to income	—	—	(4,353)	—
Unrealized (loss) on cash flow hedges	(1,475)	—	(1,062)	—
Actuarial gain (loss) relating to defined benefit pension plans	70	—	(200)	—

Comprehensive income (loss) for the period	$17,896	$(12,717)	$33,827	$(39,570)

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

Business Combinations

On July 1, 2009, we adopted the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805). Our acquisition of Vignette was accounted for in accordance with this new business combination standard (see Notes 6 and 17).

Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification has become the single source of authoritative non-government U.S generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our first quarter of Fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted ASU 2009-05 in our first quarter of Fiscal 2010 and its adoption did not have a material impact on our consolidated financial statements.

Revenue Recognition Updates

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Additionally, in October 2009 the FASB also issued Accounting Standards Update 2009-14 (Topic 985): “Certain Revenue Arrangements that Include Software Arrangements” (ASU 2009-14). ASU 2009-14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, Software Revenue Recognition) and those that are not. ASU 2009-14 removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Both of these updates are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of these updates on our future consolidated financial statements.

NOTE 3—SHORT-TERM INVESTMENTS

Short-term investments consist of certain marketable investments in U.S government agencies. These investments were acquired by us as part of our acquisition of Vignette (see Note 17), and are accounted for as “Available-for-sale” investments. Unrealized gains or losses on these investments are included in Accumulated Other Comprehensive Income (AOCI). An unrealized gain of $3,000 and an unrealized loss of $34,000 was recorded within AOCI during the three and six months ended December 31, 2009, respectively, relating to the change in fair value of these investments from the date of acquisition of Vignette (July 21, 2009) to December 31, 2009. As of December 31, 2009, the fair value of these investments was $8.4 million based upon quoted market prices.

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2009	$4,208
Bad debt expense for the period	2,632
Write-offs /adjustments	(1,777)

Balance of allowance for doubtful accounts as of December 31, 2009	$5,063

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

NOTE 5—CAPITAL ASSETS

	As of December 31, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,981	$9,687	$5,294
Office equipment	8,176	6,964	1,212
Computer hardware	89,971	75,332	14,639
Computer software	33,006	24,546	8,460
Leasehold improvements	25,435	15,068	10,367
Land and buildings	17,799	1,887	15,912

	$189,368	$133,484	$55,884

	As of June 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,472	$7,677	$3,795
Office equipment	8,696	7,674	1,022
Computer hardware	77,813	66,118	11,695
Computer software	28,094	20,679	7,415
Leasehold improvements	19,662	13,074	6,588
Land and buildings	16,163	1,513	14,650

	$161,900	$116,735	$45,165

NOTE 6—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2009:

Balance, June 30, 2009	$576,111
Acquisition of Vignette Corporation (note 17)	132,524
Adjustments relating to prior acquisitions	(250)
Adjustments on account of foreign exchange	4,582

Balance, December 31, 2009	$712,967

NOTE 7—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2009	$173,547	$141,501	$315,048
Acquisition of Vignette Corporation (note 17)	68,200	22,700	90,900
Amortization expense	(29,294)	(17,652)	(46,946)
Foreign exchange and other impacts	519	466	985

Net book value, December 31, 2009	$212,972	$147,015	$359,987

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2010 (six months ended June 30)	$47,649
2011	93,580
2012	91,049
2013	88,349
2014 and beyond	39,360

Total	$359,987

NOTE 8—OTHER ASSETS

	As of December 31, 2009	As of June 30, 2009
Debt issuance costs	$5,022	$4,728
Deposits and restricted cash	7,718	4,615
Long-term prepaid expenses and other long-term assets	4,758	3,130
Pension assets	311	591

	$17,809	$13,064

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of the long-term debt. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of facility-based lease agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS employees and directors (see Note 10), recognized under ASC Topic 715 “Compensation—Retirement Benefits”.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2009	As of June 30, 2009
Accounts payable—trade	$3,823	$15,465
Accrued salaries and commissions	35,097	31,973
Accrued liabilities	60,171	49,527
Amounts payable in respect of restructuring (note 16)	13,644	5,061
Amounts payable in respect of acquisitions and acquisition related accruals	8,209	12,992
Asset retirement obligations	1,716	1,974

	$122,660	$116,992

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Long-term accrued liabilities

	As of December 31, 2009	As of June 30, 2009
Amounts payable in respect of restructuring (note 16)	$899	$849
Amounts payable in respect of acquisitions and acquisition related accruals	4,186	7,128
Other accrued liabilities	7,516	7,936
Asset retirement obligations	6,732	5,186

	$19,333	$21,099

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations”. As of December 31, 2009 the present value of this obligation was $8.4 million (June 30, 2009 – $7.2 million), with an undiscounted value of $10.0 million (June 30, 2009 – $8.7 million).

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted ASC Topic 805, we have accrued for costs relating to legacy workforce reductions and abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and in the case of abandoned facilities, have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for workforce reductions is extinguished against the payments made to the employees and in the case of excess facilities, will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for the abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity with respect to our acquisition accruals during the six months ended December 31, 2009.

	Balance June 30, 2009	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance December 31, 2009
Captaris
Employee termination costs	$4,916	$—	$(3,072)	$(110)	$1,734
Excess facilities	6,123	—	(1,632)	147	4,638
Transaction-related costs	—	—	(49)	49	—

	11,039	—	(4,753)	86	6,372
Hummingbird
Employee termination costs	25	—	(25)	—	—
Excess facilities	1,463	—	(669)	(235)	559
Transaction-related costs	—	—	—	—	—

	1,488	—	(694)	(235)	559
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	7,483	—	(2,133)	—	5,350
Transaction-related costs	—	—	—	—	—

	7,483	—	(2,133)	—	5,350
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	110	—	4	—	114
Transaction-related costs	—	—	—	—	—

	110	—	4	—	114
Totals
Employee termination costs	4,941	—	(3,097)	(110)	1,734
Excess facilities	15,179	—	(4,430)	(88)	10,661
Transaction-related costs	—	—	(49)	49	—

	$20,120	$—	$(7,576)	$(149)	$12,395

The adjustments to goodwill primarily relate to adjustments to amounts accrued for employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The goodwill adjustments relating to amounts accrued for transaction costs are accounted for in accordance with SFAS 141, as they relate to acquisitions consummated prior to the adoption of ASC Topic 805 (on July 1, 2009).

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

NOTE 10—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

On November 1, 2008, the following unfunded defined benefit pension plan and long-term employee benefit obligations were acquired, relating to legacy Captaris employees of a wholly owned subsidiary of Captaris called Captaris Document Technologies GmbH (CDT). As of December 31, 2009 and June 30, 2009, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$15,539	$442	$15,097
CDT Anniversary plan	825	217	608
CDT early retirement plan	483	—	483

Total as of December 31, 2009	$16,847	$659	$16,188

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$14,828	$362	$14,466
CDT Anniversary plan	960	214	746
CDT early retirement plan	591	—	591

Total as of June 30, 2009	$16,379	$576	$15,803

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of December 31, 2009	As of June 30, 2009
Benefit obligation–beginning	$14,828 *	$13,489 **
Service cost	213	349
Interest cost	456	585
Benefits paid	(161)	(134)
Curtailment (gain)/ loss	94	(271)
Actuarial gain	(95)	(734)
Foreign exchange	204	1,544

Benefit obligation–ending	15,539	14,828
Less: current portion	(442)	(362)

Noncurrent portion of benefit obligation	$15,097	$14,466

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

*	Benefit obligation as of June 30, 2009.
**	Benefit obligation as of November 1, 2008 (date of acquisition).

The following are the details of net pension expense for the CDT pension plan for the following periods indicated:

	Three months ended December 31, 2009	Six months ended December 31, 2009
Pension expense:
Service cost	$105	$213
Interest cost	226	456

Net pension expense	$331	$669

	Three and six months ended December 31, 2008
Pension expense:
Service cost	$99
Interest cost	142

Net pension expense	$241

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan as of December 31, 2009 and June 30, 2009, respectively, we used the following weighted-average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%

Employee fluctuation rate:
to age 30	1.00%
to age 35	0.50%
to age 40	0.00%
to age 45	0.50%
to age 50	0.50%
from age 51	1.00%

Anticipated pension payments under the CDT pension plan, for the fiscal years indicated below are as follows:

2010 (six months ended June 30)	$221
2011	456
2012	482
2013	537
2014	627
2015 to 2019	4,756

Total	$7,079

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.8 million for the Anniversary plan and $0.5 million for the early retirement plan, as of December 31, 2009 ($1.0 million and $0.6 million, respectively, as of June 30, 2009).

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

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.3 million (June 30, 2009 – $0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively (See Note 8). The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of December 31, 2009, is $3.8 million (June 30, 2009 – $3.5 million). The fair value of our total pension obligation under the IXOS pension plans as of December 31, 2009 is $3.5 million (June 30, 2009 – $2.9 million).

NOTE 11—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of December 31, 2009	As of June 30, 2009
Long-term debt
Term loan	$289,516	$291,012
Mortgage	12,593	11,671

	302,109	302,683
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	515	456

	3,508	3,449

Long-term portion of long-term debt	$298,601	$299,234

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

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

Term loan

The term loan has a seven year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to December 31, 2009, we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three and six months ended December 31, 2009, we recorded interest expense of $1.9 million and $3.7 million, respectively, (three and six months ended December 31, 2008-$3.7 million and $7.2 million, respectively), relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of December 31, 2009.

For the three and six months ended December 31, 2009, we recorded interest expense of $57,000 and $0.1 million respectively, (three and six months ended December 31, 2008 – $55,000 and $0.1 million, respectively), on account of stand-by fees relating to the revolver.

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

As of December 31, 2009, the carrying value of the building was $15.9 million (June 30, 2009 – $14.7 million).

For the three and six months ended December 31, 2009, we recorded interest expense of $0.2 million and $0.3 million (three and six months ended December 31, 2008 – $0.1 million and $0.3 million, respectively), relating to the mortgage.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the three and six months ended December 31, 2009 and 2008.

Share-Based Payments

Summary of Outstanding Stock Options

As of December 31, 2009, options to purchase an aggregate of 2,660,879 Common Shares were outstanding and 1,566,595 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the six months ended December 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2009	2,828,989	$20.71
Granted	135,000	37.52
Exercised	(299,058)	19.03
Forfeited or expired	(4,052)	17.46

Outstanding at December 31, 2009	2,660,879	$21.76	3.82	$50,269

Exercisable at December 31, 2009	1,727,527	$18.12	3.20	$38,916

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2009 was approximately $1.9 million and $5.4 million respectively, inclusive of charges of $1.0 million and $3.2 million respectively, booked to Special charges (see Note 16).

Share-based compensation cost included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2008 was approximately $1.1 million and $2.5 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC Topic 718 “Compensation—Stock Compensation” (ASC Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Weighted–average fair value of options granted	$13.05	$10.13	$13.14	$12.47

Weighted-average assumptions used:
Expected volatility	39%	41%	39%	42%
Risk–free interest rate	2.4%	1.28%	2.4%	2.9%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.3	4.4	4.3	4.4
Forfeiture rate (based on historical rates)	5%	5%	5%	5%

As of December 31, 2009, the total compensation cost related to the unvested stock awards not yet recognized was $8.2 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three and six months ended December 31, 2009, cash in the amount of $1.4 million and $5.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2009 from the exercise of options eligible for a tax deduction was $6,000 and $0.7 million, respectively, which was recorded as additional paid-in capital.

For the three and six months ended December 31, 2008, cash in the amount of $0.4 million and $5.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2008 from the exercise of options eligible for a tax deduction was $24,000 and $6.6 million, respectively, which was recorded as additional paid-in capital.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

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

Consistent with the provisions of FASB ASC Topic 718, we have measured the fair value of the liability under the LTIP as of December 31, 2009 and recorded an expense relating to such liability to compensation cost in the amount of $3.0 million for the three months ended December 31, 2009 and $5.6 million for the six months ended December 31, 2009 (three and six months ended December 31, 2008 – $1.7 million and $2.8 million, respectively). The outstanding liability under the LTIP as of December 31, 2009 was $12.1 million (June 30, 2009 – $6.2 million ) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

NOTE 13—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three and six months ended December 31, 2009, we recognized interest in the amount of $0.3 million and $1.2 million, respectively (three and six months ended December 31, 2008, $0.6 million and $1.1 million, respectively) and penalties in the amount of nil and a recovery of $0.2 million, respectively (three and six months ended December 31, 2008, nil). The amount of interest and penalties accrued as of December 31, 2009 was $5.8 million ($4.1 million as of June 30, 2009) and $9.8 million ($9.4 million as of June 30, 2009), respectively. Included in these balances as of December 31, 2009, are accrued interest and penalties of $0.5 million and $0.6 million, respectively, relating to the acquisition of Vignette (see Note 17).

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2009 could increase in the next 12 months by $1.1 million (June 30, 2009, decrease by $0.2 million), relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

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

NOTE 14—FAIR VALUE MEASUREMENTS

ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820) defines fair value, establishes a framework for measuring fair value, and addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value and addressing disclosure requirements, ASC Topic 820 establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2009:

	December 31, 2009	Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments	$8,414	$8,414	$ n/a	$	n/a
Derivative financial instrument assets (note 15)	2,919	n/a	2,919		n/a

	$11,333	$8,414	$2,919	$	n/a

Financial Liabilities:
Derivative financial instrument liabilities (note 15)	$226	$ n/a	$226	$	n/a

Our valuation techniques used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exists. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from the pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2009, no indications of impairment were identified and therefore no fair value measurements were required.

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

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. Unrealized gains or losses on the ineffective portion of these forward contracts, and the gain or loss on ineffective hedges that have

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

been excluded from effectiveness testing have been classified within “Other income (expense)”. The fair value of the contracts, as of December 31, 2009 and June 30, 2009, is recorded within “Prepaid expenses and other current assets”.

As of December 31, 2009, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $16.5 million (June 30, 2009 – $44.0 million).

In addition to the above, we acquired a non-material foreign currency forward contract as a part of our acquisition of Vignette (See Note 17). This contract is used to manage balance sheet exposures in a non-functional currency and has not been designated as a hedging instrument pursuant to ASC Topic 815. Accordingly, the change in the fair value of this contract has been recorded within “Other income (expenses)” and the fair value thereof has been recorded within “Accounts payable and accrued liabilities”, as noted below. As of December 31, 2009 the notional amount underlying this contract is $1.2 million.

Interest Rate Collar

As part of the requirements of the term loan credit agreement (see Note 11) we were required to maintain, from thirty days following the date on which the term loan was entered into through to the third anniversary or such earlier date on which the term loan is paid, an interest rate hedging arrangement with counter parties in respect of the term loan. Accordingly, in October 2006, we entered into a three year interest rate collar that had the economic effect of circumscribing the floating portion of the interest rate obligations associated with the term loan within an upper limit of 5.34% and a lower limit of 4.79%. As of December 31, 2009, the interest rate collar expired, as per its contractual term (notional amount as of June 30, 2009 – $100.0 million).

ASC Topic 815 requires that written options meet certain criteria in order for hedge accounting to apply. We determined that these criteria were not met and hence hedge accounting was not applied to the interest rate collar.

The quarterly unrealized gains or losses on the interest rate collar and quarterly amounts payable by us to the counter party were included within interest expense and, prior to its expiry, the fair value of the interest rate collar was recorded with “Accounts payable and accrued liabilities.”

Fair value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three and six months ended December 31, 2009, were as follows (amounts presented do not include any income tax effects).

Fair value of Derivative Instruments in the Condensed Consolidated Balance Sheet (see Note 14)

Asset Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets		$2,919

Liability Derivatives Not Designated as Hedging Instruments
Interest rate collar not designated as a hedging instrument	Accounts payable and accrued liabilities	$	nil
Foreign currency forward contracts not designated as hedges	Accounts payable and accrued liabilities		226

			$226

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended December 31, 2009	Six months ended December 31, 2009		Three months ended December 31, 2009	Six months ended December 31, 2009		Three months ended December 31, 2009	Six months ended December 31, 2009
Foreign currency forward contracts	$241	$3,076	Other income (expense)	$2,381	$4,413	Other income (expense)	$331	$1,750

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended December 31, 2009	Six months ended December 31, 2009
Interest rate collar	Interest income (expense)	$1,151	$2,122
Foreign currency forward contracts not designated as hedges	Other income (expense)	(44)	(57)

		$1,107	$2,065

NOTE 16—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans. In addition, with effect from July 1, 2009, Special charges also include acquisition-related costs related to acquisitions made on or after July 1, 2009.

The following tables summarize total Special charges incurred during the three and six months ended December 31, 2009.

	Three months ended December 31, 2009	Six months ended December 31, 2009
Fiscal 2010 Restructuring Plan (cash payable portion)	$8,112	$20,622
Fiscal 2010 Restructuring Plan (share-based compensation expense)	982	3,164

Total Fiscal 2010 Restructuring Plan	9,094	23,786
Fiscal 2009 Restructuring Plan	373	2,878
Acquisition-related costs	504	1,896
Impairment charges	452	452

Total	$10,423	$29,012

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

The total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan are expected to be approximately $32 million to $40 million, of which $23.8 million has been recorded within Special charges to date. Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

Fiscal 2010 Restructuring Plan (cash payable portion)

In the first quarter of Fiscal 2010, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2010 restructuring plan). These charges relate to workforce reductions and other miscellaneous direct costs. The provision related to workforce reduction is expected to be paid by December 2010. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reduction and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2009, is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$—	$—	$—
Accruals and adjustments	19,185	1,437	20,622
Cash payments	(9,318)	(292)	(9,610)
Noncash draw-downs and foreign exchange	164	123	287

Balance as of December 31, 2009	$10,031	$1,268	$11,299

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). These charges related to workforce reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (Note 9). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan is $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid by December 2009 and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2009, is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$2,718	$2,933	$5,651
Accruals and adjustments	2,158	720	2,878
Cash payments	(4,195)	(1,480)	(5,675)
Noncash draw-downs and foreign exchange	73	82	155

Balance as of December 31, 2009	$754	$2,255	$3,009

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate our excess facilities (Fiscal 2006 restructuring plan). These charges related to workforce reductions, abandonment of excess facilities and other miscellaneous direct costs. The total cost incurred in conjunction with the Fiscal 2006 restructuring plan was $20.9 million which has been recorded within Special charges since the commencement of the plan. The actions related to workforce reduction were completed as of September 30, 2007. The provisions relating to facility costs are expected to be paid by January 2014.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2009 is shown below.

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2009	$259
Accruals and adjustments	—
Cash payments	(59)
Noncash draw-downs and foreign exchange	35

Balance as of December 31, 2009	$235

Impairment charges

Special charges also includes a charge of $0.5 million relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

NOTE 17—ACQUISITIONS

Fiscal 2010

Vignette Corporation.

On July 21, 2009, we acquired, by way of a merger agreement, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content. Per the terms of the merger agreement, each share of common stock of Vignette (not already owned by Open Text) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one Open Text common share (equivalent to a value of $5.33 as of July 21, 2009). The acquisition of Vignette is expected to strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Vignette have been consolidated with those of Open Text beginning July 22, 2009.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

Total consideration for this acquisition was comprised of:

Equity consideration paid	$125,223
Cash consideration paid	182,909

Fair value of total consideration transferred	308,132
Vignette shares already owned by Open Text through open market purchases (at fair value)	13,283

$321,415

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the six months ended December 31, 2009	$1,896

Assets Acquired and Liabilities Assumed

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 21, 2009 are set forth below:

Current assets (inclusive of cash acquired of $92,309)	$171,959
Long-term assets	22,323
Intangible customer assets	22,700
Intangible technology assets	68,200
Total liabilities assumed	(96,291)

Total identifiable net assets	188,891
Goodwill	132,524

Net assets acquired	$321,415

The fair value of Common shares issued as part of the consideration was determined based upon the closing price of Open Text’s common shares on acquisition date.

The factors that impact the qualitative composition of goodwill, the allocation of goodwill to our reporting units and the deductibility thereof for income tax purposes are currently being assessed.

The fair value of current assets acquired includes accounts receivable with a fair value of $27.1 million. The gross amount receivable was $28.3 million, of which $1.2 million was expected to be uncollectible.

As of acquisition date, Vignette had significant deferred tax assets that were subject to valuation allowances including deferred tax assets relating to the domestic federal net operating loss (NOL) carryforwards. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of these NOLs in the event of an “ownership change” of the corporation. We are currently assessing our ability to utilize these tax attributes prior to their expiration. The final valuation of the deferred tax assets could result in a material change in the above indicated amount of goodwill and intangible assets.

The fair value of the acquired intangible customer assets of $22.7 million, and intangible technology assets of $68.2 million, is provisional pending any tax related impacts on the valuations of these items.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

We recognized a gain of $4.4 million as a result of re-measuring to fair value our investment in Vignette held before the date of acquisition. The gain was recognized in “Other income” in our consolidated financial statements during the three months ended September 30, 2009.

The amount of Vignette’s revenue and net income included in Open Text’s consolidated statement of operations for the three and six months ended December 31, 2009 and the revenue and net income of the combined entity, had the acquisition date been July 1, 2009 and July 1, 2008, are set forth below:

	Revenue	Net Income
Actual from October 1, 2009 to December 31, 2009	$30,500	$2,124

	Revenue	Net loss
Actual from July 22, 2009 to December 31, 2009	$56,800	$(2,021)

	Three months ended December 31,	Six months ended December 31,
Supplemental Proforma Information	2008	2009	2008
Total revenues	$244,807	$465,419	$469,306
Net income (loss)	$(1,447)	$5,590	$6,889

Included within net income (loss) for the periods reported above are the estimated amortization charges relating to the allocated values of intangible assets.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended December 31, 2009

(Tabular amounts in thousands, except per share data)

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of cash flow information:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Cash paid during the period for interest	$3,321	$4,536	$6,486	$9,040
Cash received during the period for interest	$207	$1,432	$545	$3,199
Cash paid during the period for income taxes	$9,937	$1,571	$15,673	$5,023

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

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Basic earnings per share
Net income	$21,201	$761	$22,931	$15,422

Basic earnings per share	$0.38	$0.01	$0.41	$0.30

Diluted earnings per share
Net income	$21,201	$761	$22,931	$15,422

Diluted earnings per share	$0.37	$0.01	$0.40	$0.29

Weighted average number of shares outstanding
Basic	56,403	51,873	55,895	51,586
Effect of dilutive securities	1,045	1,369	1,069	1,369

Diluted	57,448	53,242	56,964	52,955

Excluded as anti-dilutive *	537	1,037	451	628

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 21—RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2009, Mr. Stephen Sadler, a director, earned approximately $0.3 million (six months ended December 31, 2008 – $0.1 million) in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.

Certain statements in this report may contain words such as such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would” and other similar language and are considered forward looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K and Part II Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item1 of this Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and six months ended December 31, 2009 compared with the three and six months ended December 31, 2008, unless otherwise noted. All references to “Notes” made herein are references to the Notes to our Condensed Consolidated Financial Statements.

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve “word” based content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology, by continually upgrading and improving on our product offering. This is done internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,700 people worldwide.

Quarterly Highlights:

Some highlights of our operating results for the three months ended December 31, 2009 include:

•	Total revenue increased by 19.3% from the same period in the prior fiscal year to $247.8 million.

•	License revenue increased by 12.1% from the same period in the prior fiscal year to $72.7 million.

•	Customer support revenue increased to $130.3 million, equivalent to a 29.7% increase over the same period in the prior fiscal year.

Other highlights were as follows:

•

In early December 2009, we released version 14 of “Connectivity Solutions”, which leverages the new productivity and security features of Microsoft Windows 7 and offers organizations the ability to smoothly transition to the latest Microsoft platform.

•	In October 2009, we announced the expansion of our SAP reseller agreement to include “SAP Extended ECM by Open Text.” This marks a further expansion of our relationship with SAP.

•

In October 2009, we announced the latest release of “Open Text Enterprise Connect”. The new version enhances “Enterprise Connect” as a content service that makes it easy to blend content and processes within users’ preferred working environments.

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

During Fiscal 2010 we have continued our acquisition activity. On July 21, 2009, we acquired Vignette, a provider of ECM software products. Vignette is based in Austin, Texas with worldwide operations. We believe that this acquisition will further consolidate our position as an independent leader in the ECM marketplace and help strengthen our Web Content Management (WCM) product offering in conjunction with our existing RedDot products (see Note 17).

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

Our revenue from partners contributed approximately 43% of our license revenues in the three and six months ended December 31, 2009 compared to approximately 30% and 33% during the three and six months ended December 31, 2008, respectively.

Outlook for Fiscal 2010

We believe that we have a strong position in the ECM market and that the market for content solutions remains stable. We think that our diversified geographic profile helps strengthen our position, in that approximately 50% of our revenues are from outside of North America and thus, helps cushions us from a “downturn” in any one specific region. Additionally, our focus on compliance based products also helps insulate us from “downturns” in the current macroeconomic environment. Also, we believe we have a strong position in the ECM market because over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend to continue.

Results of Operations

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenue as a percentage of total revenue and revenue by major geography for each of the periods indicated:

Revenue by product type

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2009	2008		2009	2008
License	$72,691	$64,852	$7,839	$120,020	$114,926	$5,094
Customer support	130,283	100,438	29,845	253,932	198,867	55,065
Services and Other	44,816	42,361	2,455	85,260	76,481	8,779

Total	$247,790	$207,651	$40,139	$459,212	$390,274	$68,938

	Three months ended December 31,		Six months ended December 31,
(% of total revenue)	2009	2008	2009	2008
License	29.3%	31.2%	26.1%	29.4%
Customer support	52.6%	48.4%	55.3%	51.0%
Services and Other	18.1%	20.4%	18.6%	19.6%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2009	2008		2009	2008
North America	$124,964	$104,945	$20,019	$232,281	$189,237	$43,044
Europe	105,663	92,383	13,280	197,049	181,805	15,244
Other	17,163	10,323	6,840	29,882	19,232	10,650

Total	$247,790	$207,651	$40,139	$459,212	$390,274	$68,938

	Three months ended December 31,		Six months ended December 31,
% of total revenue	2009	2008	2009	2008
North America	50.4%	50.5%	50.6%	48.5%
Europe	42.6%	44.5%	42.9%	46.6%
Other	7.0%	5.0%	6.5%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

License Revenue consists of fees earned from the licensing of software products to customers. Our license revenues are affected by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Our new license business is also characterized by long sales cycles whereby the timing of a few large software license transactions can substantially affect our quarterly new software license revenues.

License revenue increased by approximately $7.8 million in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in license revenue is geographically attributable to an increase in North America license sales of $4.6 million, an increase in license sales in Europe of $0.9 million and the remainder of the difference is due to license sales generated in other geographies.

Also, we had an increase in the number of “large deals” (for license sales in excess of $1.0 million) from five in the three months ended December 31, 2008 to six in the three months ended December 31, 2009.

License revenue increased by approximately $5.1 million in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The increase in license revenue is geographically attributable to an increase in North America license sales of $3.5 million, offset by a decrease in license sales in Europe of $0.6 million. The remainder of the difference is due to license sales generated in other geographies.

Customer Support Revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Because of our large installed base, the renewal rate has more influence on total customer support revenue in comparison to the impact that the current software revenue has. Therefore changes in customer support revenue do not necessarily correlate directly to the changes in license revenue from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. New license sales create additional customer support agreements which contributes to the increase in our customer support revenue.

Customer support revenues increased by approximately $29.9 million in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in customer support revenue is attributable to an increase in North America customer support sales of $14.2 million, an increase in Europe customer support sales of $11.4 million and the remainder of the difference is due to sales generated in other geographies.

Customer support revenues increased by approximately $55.1 million in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The increase in customer support revenue is attributable to an increase in North America customer support sales of $31.5 million, an increase in Europe customer support sales of $16.9 million and the remainder of the difference is due to sales generated in other geographies.

Service and Other Revenue. Service revenue consists of revenues from consulting contracts, contracts to provide training and integration services (Professional Services). “Other” revenue consists of hardware revenue. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. For the three months ended December 31, 2009, hardware revenues were $3.7 million, which is consistent with the same period in the prior fiscal year. For the six months ended December 31, 2009, hardware revenues were $7.5 million, compared to $3.7 million for the same period in the prior fiscal year, which is less due to the fact that we had no hardware sales in the first quarter of Fiscal 2009. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by approximately $2.5 million in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in services and other revenue is due to an increase in North America service and other revenues of $1.2 million, and an increase in Europe service and other revenues by $1.0 million. The remainder of the difference in service and other revenues is from revenue generated in other geographies.

Service and other revenues increased by approximately $8.8 million in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The increase in services and other revenue is due to an increase in North America service and other revenues of $7.9 million, offset by a decrease in Europe service and other revenues by $1.0 million. The remainder of the difference in service and other revenues is from revenue generated in other geographies.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2009	2008		2009	2008
License	$4,633	$5,281	$(648)	$7,778	$8,174	$(396)
Customer Support	21,493	17,356	4,137	42,432	32,923	9,509
Service and Other	36,428	31,881	4,547	69,722	59,610	10,112
Amortization of acquired technology-based intangible assets	15,152	11,799	3,353	29,294	22,546	6,748

Total	$77,706	$66,317	$11,389	$149,226	$123,253	$25,973

	Three months ended December 31,		Six months ended December 31,
Gross Margin	2009	2008	2009	2008
License	93.6%	91.9%	93.5%	92.9%
Customer Support	83.5%	82.7%	83.3%	83.4%
Service and Other	18.7%	24.7%	18.2%	22.1%

Cost of license revenue consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue decreased by $0.6 million in the three months ending December 31, 2009 as compared to the three months ending December 31, 2008.

Cost of license revenue decreased by $0.4 million in the six months ending December 31, 2009 as compared to the six months ending December 31, 2008.

The overall increase in gross margin on cost of license revenue for the three and six months ended December 31, 2009, as compared to the same periods in the prior fiscal year, is primarily due to a decrease in media kits, and subcontracting costs, relative to the increase in license revenue.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty type costs.

Cost of customer support revenues increased by $4.1 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, which is primarily due to an increase in direct costs, associated with the relative increase in customer support revenues. Overall gross margin on cost of customer support revenue has increased slightly, to approximately 83.5% primarily due to lower third party costs.

Cost of customer support revenues increased by $9.5 million in the six months ended December 31, 2009 as compared to the same period in the prior fiscal year, which is primarily due to an increase in direct costs, associated with the relative increase in customer support revenues. Overall gross margin on cost of customer support revenue has revenue remained relatively stable at approximately 83%.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel related expenses, travel costs and third party subcontracting.

Cost of service and other revenues have increased by $4.5 million in the three months ended December 31, 2009 as compared to the three months ending December 31, 2008. The gross margin on cost of service and other revenues has decreased to approximately 18.7% primarily due to delayed implementations and lower margins on Vignette service contracts.

Cost of service and other revenues have increased by $10.1 million in the six months ended December 31, 2009 as compared to the six months ending December 31, 2008. The gross margin on cost of service and other revenues has decreased to approximately 18.2% primarily due to delayed implementations and lower margins on Vignette service contracts.

Headcount relating to our professional services business has increased by 71 employees from December 31, 2008 to December 31, 2009.

Amortization of acquired technology-based intangible assets increased by $3.4 million in the three months ended December 31, 2009 and $6.7 million in the six months ended December 31, 2009, respectively, as compared to the same periods in the prior fiscal year, due to the increase in intangible assets as of December 31, 2009 on account of the acquisitions made by us after December 31, 2008.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2009	2008		2009	2008
Research and development	$34,347	$29,948	$4,399	$65,889	$58,526	$7,363
Sales and marketing	53,891	49,347	4,544	104,581	94,179	10,402
General and administrative	22,377	18,280	4,097	43,602	36,667	6,935
Depreciation	4,398	2,920	1,478	8,545	5,618	2,927
Amortization of acquired customer-based intangible assets	8,735	10,138	(1,403)	17,652	18,353	(701)
Special charges	10,423	11,446	(1,023)	29,012	11,446	17,566

Total	$134,171	$122,079	$12,092	$269,281	$224,789	$44,492

	Three months ended December 31,		Six months ended December 31,
(in % of total revenue)	2009	2008	2009	2008
Research and development	13.9%	14.4%	14.3%	15.0%
Sales and marketing	21.7%	23.8%	22.8%	24.1%
General and administrative	9.0%	8.8%	9.5%	9.4%
Depreciation	1.8%	1.4%	1.9%	1.4%
Amortization of acquired customer-based intangible assets	3.5%	4.9%	3.8%	4.7%
Special charges	4.2%	5.5%	6.3%	2.9%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts every quarter to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by approximately $4.4 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily due to an increase in: i) direct labour and labour-related benefits and expenses of $5.2 million, and ii) overhead expenses of $2.0 million, offset by a decrease in consulting related expenses of $2.0 million. The remainder of the difference is due to a decrease in other miscellaneous items.

Research and development expenses increased by approximately $7.4 million in the six months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily due to an increase in: i) direct labour and labour-related benefits and expenses of $8.9 million, and ii) overhead expenses of $2.8 million, offset by a decrease in consulting related expenses of $2.4 million. The remainder of the difference is due to a decrease in other miscellaneous items.

Overall, our research and development expenses, as a percentage of total revenue, have decreased in the three and six months ended December 31, 2009, as compared to the same periods in the prior fiscal year, as a result of efficiencies achieved from our restructuring efforts.

Headcount at December 31, 2009, related to research and development activities, increased by 207 employees compared to December 31, 2008.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $4.5 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily due to an increase in: i) direct labour and labour-related benefits and expenses of $4.3 million, and ii) overhead expenses of $2.5 million, offset by a decrease in office expenses of $1.8 million. The remainder of the difference is due to a decrease in other sales and marketing related expenses.

Sales and marketing expenses increased by $10.4 million in the six months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily due to an increase in: i) direct labour and labour-related benefits and expenses of $9.2 million, ii) overhead expenses of $3.2 million, and consulting related expenses of $1.0 million offset by a decrease in office expenses of $1.5 million. The remainder of the difference is due to a decrease in other sales and marketing related expenses.

Overall, our sales and marketing expenses, as a percentage of total revenue, have decreased in the three and six months ended December 31, 2009, as compared to the same periods in the prior fiscal year, as a result of efficiencies achieved from our restructuring efforts.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, consulting expenses and public company costs.

General and administrative expenses as a percentage of total revenue remained relatively stable at 9.0% and 8.8% for the three months ended December 31, 2009 and the three months ended December 31, 2008, respectively.

General and administrative expenses as a percentage of total revenue remained relatively stable at 9.5% and 9.4% for the six months ended December 31, 2009 and the six months ended December 31, 2008, respectively.

General and administrative expenses increased by $4.1 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, which is primarily due to an increase in direct labour and labour-related benefits and expenses of $2.7 million. The remainder of the difference is mainly due to an increase in other general and administrative related expenses.

General and administrative expenses increased by $6.9 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, which is primarily due to an increase in direct labour and labour-related benefits and expenses of $4.2 million, and ii) office expenses of $2.6 million.

Headcount at December 31, 2009, related to general and administrative activities, increased by 64 employees compared to December 31, 2008.

Depreciation expenses increased by $1.5 million and $2.9 million in the three and six months ended December 31, 2009, respectively, due to capital asset acquisitions.

Amortization of acquired intangible customer-based assets decreased by $1.4 million and $0.7 million in the three and six months ended December 31, 2009, respectively, due to a change in the allocated values of certain acquired intangible assets.

Special charges typically relate to amounts that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other non-recurring charges. Generally, we implement such plans in the context of streamlining existing Open Text operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

In accordance with the new business combination accounting rules which are applicable to us with effect from July 1, 2009, acquisition-related expenses are required to be included in the determination of income and may not, as was permitted earlier, be capitalized as part of the cost of the acquisition. As a result, we recorded an additional expense (within Special charges) of $0.5 million and $1.9 million, in the three and six months ended December 31, 2009, respectively, on account of expenses related to our acquisition of Vignette.

For more details on Special charges, see Note 16.

Other income (expense) relates to certain non-operational charges consisting primarily of foreign exchange gains (losses), changes in the market value of financial assets/hedges, and tax-related penalties.

For the three months ended December 31, 2009, net other income increased by $10.8 million, as compared to the same period in the prior fiscal year primarily due to the impact of transactional foreign currency gains in the current period.

For the six months ended December 31, 2009, net other income increased by $13.6 million, as compared to the same period in the prior fiscal year, primarily due to the impact of transactional foreign currency gains and the impact of the release of the unrealized gain (from accumulated comprehensive income to income) in the first quarter of Fiscal 2010, on account of Vignette shares purchased by Open Text through open market purchases in the amount of $4.4 million.

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

Net interest expense decreased by $2.6 million in the three and six months ended December 31, 2009 as compared to the same periods in the prior fiscal year, primarily due to a decrease in the interest paid on the RBC loan on account of lower interest rates in the current period.

For more details on interest expenses see Note 11 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Income taxes increased by $9.6 million in the three months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily as the result of an increase in income before income taxes and the impact of changes in the global tax rates in the comparative periods.

Income taxes increased by $7.2 million in the six months ended December 31, 2009 as compared to the same period in the prior fiscal year, primarily as the result of an increase in income before income taxes in the comparative periods, the de-recognition of certain transfer pricing benefits that no longer offset the tax liability and the impact of changes in the global tax rates in the comparative periods.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2009	2008
Cash provided by operating activities	$36,970	$64,656	$(27,686)
Cash used by investing activities	72,635	133,572	(60,937)
Cash provided by financing activities	4,081	10,971	(6,890)

Cash flows provided by operating activities

Cash flows from operating activities were lower in the current period by $27.7 million due to increased restructuring-related payments of $12.8 million and lower cash inflows relating to working capital balances of $28.6 million. These items were offset by the positive impacts in the current period of an increased net income of $7.5 million and non cash charges of $6.2 million.

Cash flows used in investing activities

Cash flows used by investing activities decreased by $60.9 million in the six months ended December 31, 2009, primarily due to: i) $32.1 million of additional spending on acquisitions during the prior comparative quarter and ii) $38.5 million realized from the sale of short-term investments in the current period. These decreases were offset by $9.7 million of additional capital asset purchases in the current period.

Cash flows provided by financing activities

Our cash flows provided by financing activities consist of long-term debt financing, monies received from the issuance of shares exercised by our employees and excess tax benefits accruing upon the sale of Open Text stock options by employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

Cash flows from financing activities decreased by $6.9 million in the six months ended December 31, 2009 compared to the same period in the prior fiscal year, primarily because of a decrease in excess tax benefits on share-based compensation expense.

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

The material financial covenants under our term loan agreement are that:

•

We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our “trailing twelve months” net income before interest, taxes, depreciation and amortization (EBITDA); and

•

We must maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our consolidated EBITDA over our consolidated interest expense.

As of December 31, 2009, we were in compliance with all loan covenants relating to this facility.

Normal Course Issuer Bid

On October 27, 2009, we announced our intention to renew our normal course issuer bid. All purchases are to be effected in the open market through the facilities of the NASDAQ Global Select Market, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. We did not repurchase any common shares during the three and six months ended December 31, 2009 and 2008.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by period ending June 30,
	Total	2010	2011 - 2012	2013 - 2014	2015 and beyond
Long-term debt obligations	$329,904	$5,689	$33,265	$290,950	$—
Operating lease obligations *	123,873	15,820	42,339	26,933	38,781
Purchase obligations	4,137	1,347	2,420	370	—

	$457,914	$22,856	$78,024	$318,253	$38,781

*	Net of $8.3 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

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

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

New Accounting Standards

For information relating to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of December 31, 2009. As of December 31, 2009, we had an outstanding balance of $289.5 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of December 31, 2009, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, absent the impact of our interest rate collar referred to below and assuming that the loan balance as of December 31, 2009, is outstanding for the entire period.

We managed our interest rate exposure, relating to $100.0 million of the above mentioned term loan, with an interest rate collar that partially hedged the fluctuation in LIBOR. The collar has expired as of December 31, 2009 as per its contractual term.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of December 31, 2009, this balance represented approximately 50% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 3, 2009. At the annual meeting, our shareholders voted on i) the election of directors and ii) a proposal to approve the appointment of KPMG LLP, as our independent auditors until the next annual meeting of shareholders and to approve the authorization of our Board of Directors to fix the auditors’ remuneration.

Each of the nominees to the Board of Directors identified and described in our proxy circular and proxy statement, dated December 3, 2009, was elected at the annual meeting, to hold office until the next annual meeting of shareholders, or until their successors are elected or appointed. The vote on the resolution to elect the directors is set forth below, and each of the directors was declared elected:

	Percentage of Votes Cast
Directors Nominated	For	Against	Withheld
P. Thomas Jenkins	99.32%	0.00%	0.68%
John Shackleton	99.84%	0.00%	0.16%
Randy Fowlie	99.78%	0.00%	0.22%
Brian J. Jackman	99.73%	0.00%	0.27%
Stephen J. Sadler	94.19%	0.00%	5.81%
Michael Slaunwhite	99.83%	0.00%	0.17%
Gail Hamilton	99.45%	0.00%	0.55%
Katherine B. Stevenson	99.92%	0.00%	0.08%
Deborah Weinstein	99.66%	0.00%	0.34%

At the annual meeting, the shareholders approved the re-appointment of KPMG LLP as our independent auditors until the next annual meeting of shareholders and approved the authorization of our Board of Directors to fix the auditors’ remuneration. The vote on the resolution is set forth below, and the resolution declared passed:

	Percentage of Votes Cast
	For	Against	Withheld
Appointment of auditors	99.68%	0.00%	0.32%

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.31*	Severance Agreement, dated December 4, 2009 between Kirk Roberts and the Company

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Indicates management contract relating to compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 3, 2010	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President and Controller (Principal Accounting Officer)