Form 10-Q
period 2010-03-31
OPEN TEXT CORP
filed 2010-04-30
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

At April 28, 2010, there were 56,779,751 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$321,328	$275,819
Accounts receivable trade, net of allowance for doubtful accounts of $5,207 as of March 31, 2010 and $4,208 as of June 30, 2009 (note 3)	122,557	115,802
Income taxes recoverable (note 12)	24,998	4,496
Prepaid expenses and other current assets	21,156	18,172
Deferred tax assets (note 12)	16,765	20,621

Total current assets	506,804	434,910
Investments in marketable securities	—	13,103
Capital assets (note 4)	54,835	45,165
Goodwill (note 5)	699,833	576,111
Acquired intangible assets (note 6)	334,770	315,048
Deferred tax assets (note 12)	64,472	69,877
Other assets (note 7)	17,760	13,064
Long-term income taxes recoverable (note 12)	46,007	39,958

Total assets	$1,724,481	$1,507,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$114,419	$116,992
Current portion of long-term debt (note 10)	15,782	3,449
Deferred revenues	212,655	189,397
Income taxes payable (note 12)	13,083	10,356
Deferred tax liabilities (note 12)	2,354	508

Total current liabilities	358,293	320,702
Long-term liabilities:
Accrued liabilities (note 8)	16,682	21,099
Pension liability (note 9)	15,363	15,803
Long-term debt (note 10)	285,774	299,234
Deferred revenues	11,151	7,914
Long-term income taxes payable	55,740	47,131
Deferred tax liabilities (note 12)	118,961	108,889

Total long-term liabilities	503,671	500,070
Shareholders’ equity:
Share capital (note 11)
56,600,540 and 52,716,751 Common Shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively; Authorized Common Shares: unlimited	593,397	457,982
Additional paid-in capital	58,623	52,152
Accumulated other comprehensive income	69,973	71,851
Retained earnings	140,524	104,479

Total shareholders’ equity	862,517	686,464

Total liabilities and shareholders’ equity	$1,724,481	$1,507,236

Guarantees and contingencies (note 15)

Related party transactions (note 18)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenues:
License	$49,527	$51,919	$169,547	$166,845
Customer support	124,443	101,949	378,375	300,816
Service and other	38,807	38,167	124,067	114,648

Total revenues	212,777	192,035	671,989	582,309

Cost of revenues:
License	3,744	4,496	11,522	12,670
Customer support	20,777	17,304	63,209	50,227
Service and other	31,314	30,288	101,036	89,898
Amortization of acquired technology-based intangible assets	15,044	11,625	44,338	34,171

Total cost of revenues	70,879	63,713	220,105	186,966

Gross profit	141,898	128,322	451,884	395,343

Operating expenses:
Research and development	31,654	28,809	97,543	87,335
Sales and marketing	45,983	44,426	150,564	138,605
General and administrative	18,405	17,937	62,007	54,604
Depreciation	4,437	3,229	12,982	8,847
Amortization of acquired customer-based intangible assets	8,910	11,176	26,562	29,529
Special charges (note 13)	6,083	1,788	35,095	13,234

Total operating expenses	115,472	107,365	384,753	332,154

Income from operations	26,426	20,957	67,131	63,189

Other income (expense), net	(5,554)	11,655	(3,785)	(199)
Interest expense, net	(2,625)	(2,431)	(8,387)	(10,772)

Income before income taxes	18,247	30,181	54,959	52,218
Provision for income taxes (note 12)	5,133	8,146	18,914	14,761

Net income for the period	$13,114	$22,035	$36,045	$37,457

Net income per share—basic (note 17)	$0.23	$0.42	$0.64	$0.72

Net income per share—diluted (note 17)	$0.23	$0.41	$0.63	$0.71

Weighted average number of Common Shares outstanding—basic	56,537	52,312	56,106	51,825

Weighted average number of Common Shares outstanding—diluted	57,696	53,441	57,214	53,122

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Retained earnings, beginning of period	$127,410	$62,963	$104,479	$47,541
Net income	13,114	22,035	36,045	37,457

Retained earnings, end of period	$140,524	$84,998	$140,524	$84,998

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income for the period	$36,045	$37,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,882	72,547
In-process research and development	—	121
Share-based compensation expense	7,154	3,957
Excess tax benefits on share-based compensation expense	(904)	(8,382)
Pension expense	562	1,124
Amortization of debt issuance costs	1,064	831
Unrealized gain on financial instruments	(878)	(134)
Loss on sale and write down of capital assets	136	353
Release of unrealized gain on marketable securities	(4,353)	—
Deferred taxes	(3,714)	(3,577)
Impairment charges	830	—
Changes in operating assets and liabilities:
Accounts receivable	23,953	47,897
Prepaid expenses and other current assets	(1,306)	(3,745)
Income taxes	(18,238)	9,656
Accounts payable and accrued liabilities	(11,466)	(18,730)
Deferred revenue	(1,029)	(1,304)
Other assets	3,233	(528)

Net cash provided by operating activities	114,971	137,543
Cash flows from investing activities:
Additions of capital assets-net	(15,269)	(6,308)
Purchase of Vignette Corporation, net of cash acquired	(90,600)	—
Purchase of Captaris Inc., net of cash acquired	—	(101,033)
Purchase of eMotion LLC, net of cash acquired	(556)	(3,635)
Purchase of a division of Spicer Corporation	—	(11,437)
Purchase consideration for prior period acquisitions	(11,407)	(17,190)
Investments in marketable securities	—	(8,930)
Maturity of short-term investments	45,525	—

Net cash used in investing activities	(72,307)	(148,533)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	904	8,382
Proceeds from issuance of Common Shares	8,937	17,674
Repayment of long-term debt	(2,607)	(2,570)
Debt issuance costs	(1,024)	—

Net cash provided by financing activities	6,210	23,486
Foreign exchange loss on cash held in foreign currencies	(3,365)	(30,364)
Increase (decrease) in cash and cash equivalents during the period	45,509	(17,868)
Cash and cash equivalents at beginning of the period	275,819	254,916

Cash and cash equivalents at end of the period	$321,328	$237,048

Supplementary cash flow disclosures (note 16)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2010

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

The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Vignette Corporation (Vignette), with effect from July 22, 2009 (see Note 14). The operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2010.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

Comprehensive income (loss)

The following table sets forth the components of comprehensive income (loss) for the reporting periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income for the period	$13,114	$22,035	$36,045	$37,457
Other comprehensive income (loss)—net of tax, where applicable:
Foreign currency translation adjustments	(12,766)	(27,398)	3,779	(81,622)
Unrealized gain (loss) on short-term investments *	(3)	—	(37)	—
Unrealized loss on investment in marketable securities	—	(1,456)	—	(2,274)
Release of unrealized gain on marketable securities to income	—	—	(4,353)	—
Unrealized (loss) on cash flow hedges **	—	(1,120)	(1,062)	(1,120)
Actuarial gain (loss) relating to defined benefit pension plans	(5)	32	(205)	82

Comprehensive income (loss) for the period	$340	$(7,907)	$34,167	$(47,477)

*	As of March 31, 2010 we have settled all of our short term investments, which previously consisted of certain marketable investments in U.S government agencies.
**	As of March 31, 2010 we have settled all foreign currency forward contracts, including those which were designated as cash flow hedges of forecasted transactions under Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging”, and those which were acquired as part of our acquisition of Vignette. The notional amount of the forward contracts, designated as cash flow hedges, as of June 30, 2009 was $44.0 million. The notional amount of the forward contract which we acquired as part of our acquisition of Vignette, as of July 22, 2009, (the date of acquisition) was $1.2 million.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

Recent Accounting Pronouncements

Revenue Recognition Updates

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Additionally, in October 2009 the FASB also issued Accounting Standards Update 2009-14 (Topic 985): “Certain Revenue Arrangements that Include Software Arrangements” (ASU 2009-14). ASU 2009-14

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, Software Revenue Recognition) and those that are not. ASU 2009-14 removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Both of these updates are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of these updates on our future consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes certain additional disclosures about the different classes of assets and liabilities measured at fair value.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. We adopted this new accounting standards update in our third quarter of Fiscal 2010 and the adoption thereof did not have a material impact on our consolidated financial statements.

Business Combinations

On July 1, 2009, we adopted the requirements of FASB ASC Topic 805 “Business Combinations” (ASC Topic 805). Our acquisition of Vignette was accounted for in accordance with this new business combination standard (see Notes 5 and 14).

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2009	$4,208
Bad debt expense for the period	3,616
Write-offs /adjustments	(2,617)

Balance of allowance for doubtful accounts as of March 31, 2010	$5,207

NOTE 4—CAPITAL ASSETS

	As of March 31, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,261	$9,665	$4,596
Office equipment	7,027	5,981	1,046
Computer hardware	89,957	75,078	14,879
Computer software	32,528	24,878	7,650
Leasehold improvements	24,077	13,820	10,257
Land and buildings*	18,457	2,050	16,407

	$186,307	$131,472	$54,835

	As of June 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,472	$7,677	$3,795
Office equipment	8,696	7,674	1,022
Computer hardware	77,813	66,118	11,695
Computer software	28,094	20,679	7,415
Leasehold improvements	19,662	13,074	6,588
Land and buildings	16,163	1,513	14,650

	$161,900	$116,735	$45,165

*	Included in the cost of the building is an amount which relates to the Company’s construction of a new building in Waterloo, Ontario, Canada. Additions to the building amounted to $0.2 million during the three months ended March 31, 2010. Construction of the building is in progress and therefore depreciation has not yet commenced.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2009:

Balance, June 30, 2009	$576,111
Acquisition of Vignette Corporation (note 14)	132,524
Adjustments relating to prior acquisitions	(793)
Adjustments on account of foreign exchange	(8,009)

Balance, March 31, 2010	$699,833

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2009	$173,547	$141,501	$315,048
Acquisition of Vignette Corporation (note 14)	68,200	22,700	90,900
Amortization expense	(44,338)	(26,562)	(70,900)
Foreign exchange and other impacts	406	(684)	(278)

Net book value, March 31, 2010	$197,815	$136,955	$334,770

The range of amortization periods for intangible assets is from 4-10 years.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2010 (three months ended June 30)	$23,652
2011	93,149
2012	90,753
2013	88,046
2014 and beyond	39,170

Total	$334,770

NOTE 7—OTHER ASSETS

	As of March 31, 2010	As of June 30, 2009
Debt issuance costs	$4,692	$4,728
Deposits and restricted cash	8,972	4,615
Long-term prepaid expenses and other long-term assets	3,844	3,130
Pension assets	252	591

	$17,760	$13,064

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance the Hummingbird acquisition and are being amortized over the life of the long-term debt. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS employees and directors (see Note 9), recognized under ASC Topic 715 “Compensation—Retirement Benefits”.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2010	As of June 30, 2009
Accounts payable—trade	$10,745	$15,465
Accrued salaries and commissions	34,101	31,973
Accrued liabilities	49,430	49,527
Amounts payable in respect of restructuring (note 13)	11,299	5,061
Amounts payable in respect of acquisitions and acquisition related accruals	5,647	12,992
Asset retirement obligations	3,197	1,974

	$114,419	$116,992

Long-term accrued liabilities

	As of March 31, 2010	As of June 30, 2009
Amounts payable in respect of restructuring (note 13)	$756	$849
Amounts payable in respect of acquisitions and acquisition related accruals	2,979	7,128
Other accrued liabilities	8,682	7,936
Asset retirement obligations	4,265	5,186

	$16,682	$21,099

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations”. As of March 31, 2010 the present value of this obligation was $7.5 million (June 30, 2009 – $7.2 million), with an undiscounted value of $9.6 million (June 30, 2009 – $8.7 million).

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted ASC Topic 805, we have accrued for costs relating to legacy workforce reductions and abandonment of excess legacy facilities. Such

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

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

The following table summarizes the activity with respect to our acquisition accruals during the nine months ended March 31, 2010.

	Balance June 30, 2009	Initial Accruals	Usage/ Foreign Exchange/ Other Adjustments	Subsequent Adjustments to Goodwill	Balance March 31, 2010
Captaris
Employee termination costs	$4,916	$—	$(4,227)	$(457)	$232
Excess facilities	6,123	—	(2,066)	147	4,204
Transaction-related costs	—	—	(49)	49	—

	11,039	—	(6,342)	(261)	4,436
Hummingbird
Employee termination costs	25	—	(25)	—	—
Excess facilities	1,463	—	(936)	(235)	292
Transaction-related costs	—	—	—	—	—

	1,488	—	(961)	(235)	292
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	7,483	—	(3,460)	(196)	3,827
Transaction-related costs	—	—	—	—	—

	7,483	—	(3,460)	(196)	3,827
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	110	—	(39)	—	71
Transaction-related costs	—	—	—	—	—

	110	—	(39)	—	71
Totals
Employee termination costs	4,941	—	(4,252)	(457)	232
Excess facilities	15,179	—	(6,501)	(284)	8,394
Transaction-related costs	—	—	(49)	49	—

	$20,120	$—	$(10,802)	$(692)	$8,626

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

NOTE 9—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

On November 1, 2008, the following unfunded defined benefit pension plan and long-term employee benefit obligations were acquired, relating to legacy Captaris employees of a wholly owned subsidiary of Captaris called Captaris Document Technologies GmbH (CDT). As of March 31, 2010 and June 30, 2009, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$14,819	$435	$14,384
CDT Anniversary plan	730	183	547
CDT early retirement plan	432	—	432

Total as of March 31, 2010	$15,981	$618	$15,363

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$14,828	$362	$14,466
CDT Anniversary plan	960	214	746
CDT early retirement plan	591	—	591

Total as of June 30, 2009	$16,379	$576	$15,803

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

CDT Defined Benefit Plan

CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of March 31, 2010	As of June 30, 2009
Benefit obligation–beginning	$14,828 *	$13,489 **
Service cost	312	349
Interest cost	668	585
Benefits paid	(252)	(134)
Curtailment (gain)/ loss	94	(271)
Actuarial gain	(95)	(734)
Foreign exchange	(736)	1,544

Benefit obligation–ending	14,819	14,828
Less: current portion	(435)	(362)

Noncurrent portion of benefit obligation	$14,384	$14,466

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

*	Benefit obligation as of June 30, 2009.
**	Benefit obligation as of November 1, 2008 (date of acquisition).

The following are the details of net pension expense for the CDT pension plan for the following periods indicated:

	Three months ended March 31, 2010	Nine months ended March 31, 2010
Pension expense:
Service cost	$99	$312
Interest cost	212	668

Net pension expense	$311	$980

	Three months ended March 31, 2009	Nine months ended March 31, 2009
Pension expense:
Service cost	$125	$224
Interest cost	209	351

Net pension expense	$334	$575

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan as of March 31, 2010 and June 30, 2009, respectively, we used the following weighted-average key assumptions:

Assumptions:
Salary increases	2.25%
Pension increases	1.50%
Discount rate	6.00%
Employee fluctuation rate:
to age 30	1.00%
to age 35	0.50%
to age 40	0.00%
to age 45	0.50%
to age 50	0.50%
from age 51	1.00%

Anticipated pension payments under the CDT pension plan, for the fiscal years indicated below are as follows:

2010 (three months ended June 30)	$104
2011	428
2012	453
2013	505
2014	589
2015 to 2019	4,468

Total	$6,547

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.7 million for the Anniversary plan and $0.4 million for the early retirement plan, as of March 31, 2010 ($1.0 million and $0.6 million, respectively, as of June 30, 2009).

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

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.3 million (June 30, 2009 – $0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively (See Note 7). The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of March 31, 2010, is $3.6 million (June 30, 2009 – $3.5 million). The fair value of our total pension obligation under the IXOS pension plans as of March 31, 2010 is $3.3 million (June 30, 2009 – $2.9 million).

NOTE 10—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of March 31, 2010	As of June 30, 2009
Long-term debt
Term loan	$288,767	$291,012
Mortgage	12,789	11,671

	301,556	302,683
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,789	456

	15,782	3,449

Long-term portion of long-term debt	$285,774	$299,234

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our Hummingbird acquisition. We have not drawn down any amounts under the revolver to date.

Term loan

The term loan has a seven year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to March 31, 2010, we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three and nine months ended March 31, 2010, we recorded interest expense of $1.8 million and $5.5 million, respectively, (three and nine months ended March 31, 2009-$2.0 million and $9.2 million, respectively), relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of March 31, 2010.

For the three and nine months ended March 31, 2010, we recorded interest expense of $57,000 and $0.2 million respectively, (three and nine months ended March 31, 2009 – $56,000 and $0.2 million, respectively), on account of stand-by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The original principal amount of the mortgage was Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario. Interest accrues monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.6 million due on maturity. As of March 31, 2010, the carrying value of the mortgage was $12.8 million (June 30, 2009 – $11.7 million).

As of March 31, 2010, the carrying value of the existing Waterloo building was $16.2 million (June 30, 2009 – $14.7 million).

For the three and nine months ended March 31, 2010, we recorded interest expense of $0.2 million and $0.5 million (three and nine months ended March 31, 2009 – $0.1 million and $0.5 million, respectively), relating to the mortgage.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

NOTE 11—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

We did not repurchase any Common Shares during the three and nine months ended March 31, 2010 and 2009.

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010		2009
Stock options	$1,066	$1,424	$6,268	*	$3,957
Restricted stock units	193	—	811		—
Deferred stock units	75	—	75		—

Total share-based compensation expense	$1,334	$1,424	$7,154		$3,957

* Inclusive of charges of $3.2 million booked to Special charges (see Note 13).

Summary of Outstanding Stock Options

As of March 31, 2010, options to purchase an aggregate of 2,674,508 Common Shares were outstanding and 1,421,095 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day for the NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the nine months ended March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2009	2,828,989	$20.71
Granted	285,500	41.12
Exercised	(430,444)	18.99
Forfeited or expired	(9,537)	22.02

Outstanding at March 31, 2010	2,674,508	$23.16	3.78	$65,027

Exercisable at March 31, 2010	1,632,391	$18.18	2.97	$47,814

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Weighted–average fair value of options granted	$14.98	$12.10	$14.11	$12.47

Weighted-average assumptions used:
Expected volatility	38%	40%	39%	42%
Risk–free interest rate	2.0%	1.5%	2.2%	2.9%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.3	4.3	4.3	4.4
Forfeiture rate (based on historical rates)	5%	5%	5%	5%

As of March 31, 2010, the total compensation cost related to the unvested stock awards not yet recognized was $8.3 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three and nine months ended March 31, 2010, cash in the amount of $2.5 million and $8.2 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2010 from the exercise of options eligible for a tax deduction was $0.2 million and $0.9 million, respectively, which was recorded as additional paid-in capital.

For the three and nine months ended March 31, 2009, cash in the amount of $11.4 million and $17.0 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2009 from the exercise of options eligible for a tax deduction was $1.7 million and $8.4 million, respectively, which was recorded as additional paid-in capital.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

Deferred Stock Units (DSUs)

During the three months ended March 31, 2010, we granted 4,167 deferred stock units (DSUs) to certain nonemployee directors. The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010. A copy of the DSU Plan has been included as an exhibit to this Quarterly Report on Form 10-Q under Item 6 “Exhibits”.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 570,548 Open Text RSAs to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009, and a portion has been allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

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

Consistent with the provisions of FASB ASC Topic 718, we have measured the fair value of the liability under the LTIP as of March 31, 2010 and recorded an expense relating to such liability to compensation cost in the amount of $5.4 million for the three months ended March 31, 2010 and $11.0 million for the nine months ended March 31, 2010 (three months ended March 31, 2009 - a recovery of $0.4 million. Nine months ended March 31, 2009 – expense of $2.4 million). The outstanding liability under the LTIP as of March 31, 2010 was $13.5 million (June 30, 2009 – $6.2 million) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

NOTE 12—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three and nine months ended March 31, 2010, we recognized interest in the amount of $0.3 million and $1.5

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

million, respectively (three and nine months ended March 31, 2009, $0.3 million and $1.4 million, respectively) and penalties in the amount of nil and a recovery of $0.2 million, respectively (three and nine months ended March 31, 2009, $0.3 million, and $0.3 million respectively). The amount of interest and penalties accrued as of March 31, 2010 was $6.1 million ($4.1 million as of June 30, 2009) and $9.8 million ($9.4 million as of June 30, 2009), respectively. Included in these balances as of March 31, 2010, are accrued interest and penalties of $0.5 million and $0.6 million, respectively, relating to the acquisition of Vignette (see Note 14).

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2010 could increase in the next 12 months by $1.1 million (June 30, 2009, decrease by $0.2 million), relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

NOTE 13—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans. In addition, with effect from July 1, 2009, Special charges also include acquisition-related costs with respect to acquisitions made on or after July 1, 2009.

The following tables summarize total Special charges incurred during the three and nine months ended March 31, 2010.

	Three months ended March 31, 2010	Nine months ended March 31, 2010
Fiscal 2010 Restructuring Plan (cash liability portion)	$5,056	$25,678
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	3,164

Total Fiscal 2010 Restructuring Plan	5,056	28,842
Fiscal 2009 Restructuring Plan	—	2,878
Acquisition-related costs	649	2,545
Impairment charges	378	830

Total	$6,083	$35,095

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan are expected to be approximately $32 million to $40 million, of which $28.8 million has been recorded within Special charges to date. Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

Fiscal 2010 Restructuring Plan (cash liability portion)

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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2010, is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$—	$—	$—
Accruals and adjustments	23,859	1,819	25,678
Cash payments	(15,551)	(586)	(16,137)
Noncash draw-downs and foreign exchange	229	63	292

Balance as of March 31, 2010	$8,537	$1,296	$9,833

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). These charges related to workforce reductions, abandonment of excess facilities and other miscellaneous direct costs, and do not include costs accrued for under EITF 95-3 in relation to our acquisition of Captaris (Note 8). The total costs to be incurred in conjunction with the Fiscal 2009 restructuring plan are expected to be $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid by December 2009 and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2010, is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$2,718	$2,933	$5,651
Accruals and adjustments	2,158	720	2,878
Cash payments	(4,504)	(2,052)	(6,556)
Noncash draw-downs and foreign exchange	48	16	64

Balance as of March 31, 2010	$420	$1,617	$2,037

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2010 is shown below.

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2009	$259
Accruals and adjustments	—
Cash payments	(77)
Noncash draw-downs and foreign exchange	3

Balance as of March 31, 2010	$185

Impairment charges

Included within Special charges for the three and nine months ended March 31, 2010 is a charge of $0.4 million relating to the write down of certain prepaid royalties in connection with the discontinuance of certain of our product lines.

Included within Special charges for the three and nine months ended March 31, 2010 is a charge of nil and $0.5 million, respectively, relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

NOTE 14—ACQUISITIONS

Fiscal 2010

Vignette Corporation.

On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content. Per the terms of the merger agreement, each share of common stock of Vignette (not already owned by Open Text) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one Open Text common share (equivalent to a value of $5.33 as of July 21, 2009). The acquisition of Vignette is expected to strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

The results of operations of Vignette have been consolidated with those of Open Text beginning July 22, 2009.

Total consideration for this acquisition was comprised of:

Equity consideration paid	$125,223
Cash consideration paid	182,909

Fair value of total consideration transferred	308,132
Vignette shares already owned by Open Text through open market purchases (at fair value)	13,283

$321,415

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the nine months ended March 31, 2010	$1,917

Assets Acquired and Liabilities Assumed

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 21, 2009 are set forth below:

Current assets (inclusive of cash acquired of $92,309)	$171,959
Long-term assets	22,323
Intangible customer assets	22,700
Intangible technology assets	68,200
Total liabilities assumed	(96,291)

Total identifiable net assets	188,891
Goodwill	132,524

Net assets acquired	$321,415

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

The fair value of the acquired intangible customer assets of $22.7 million, and intangible technology assets of $68.2 million, is provisional, pending any tax related impacts on the valuations of these items.

We recognized a gain of $4.4 million as a result of re-measuring to fair value our investment in Vignette held before the date of acquisition. The gain was recognized in “Other income” in our consolidated financial statements during the three months ended September 30, 2009.

The amount of Vignette’s revenue and net income included in Open Text’s consolidated statement of operations for the three and nine months ended March 31, 2010, and the pro forma revenue and net income of the combined entity had the acquisition date been July 1, 2009 and July 1, 2008, are set forth below:

	Revenue	Net Income
Actual from January 1, 2010 to March 31, 2010	$30,500	$3,885

	Revenue	Net Income
Actual from July 22, 2009 to March 31, 2010	$87,300	$468

	Three months ended March 31,	Nine months ended March 31,
Supplemental Pro forma Information	2009	2010	2009
Total revenues	$225,954	$678,196	$695,260
Net income	$18,277	$18,704	$25,167

Included within net income for the periods reported above are the estimated amortization charges relating to the preliminary allocated values of intangible assets.

NOTE 15—GUARANTEES AND CONTINGENCIES

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

We have not accrued a liability for guarantees, indemnities or warranties described above in the accompanying Condensed Consolidated Balance Sheets since no material payments are expected to be made. The maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

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

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of cash flow information:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Cash paid during the period for interest	$2,061	$3,034	$8,547	$12,074
Cash received during the period for interest	$142	$739	$687	$3,938
Cash paid during the period for income taxes	$12,443	$1,005	$28,116	$6,028

NOTE 17—NET INCOME PER SHARE

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

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Basic earnings per share
Net income	$13,114	$22,035	$36,045	$37,457

Basic earnings per share	$0.23	$0.42	$0.64	$0.72

Diluted earnings per share
Net income	$13,114	$22,035	$36,045	$37,457

Diluted earnings per share	$0.23	$0.41	$0.63	$0.71

Weighted average number of shares outstanding
Basic	56,537	52,312	56,106	51,825
Effect of dilutive securities	1,159	1,129	1,108	1,297

Diluted	57,696	53,441	57,214	53,122

Excluded as anti-dilutive *	309	419	527	34

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended March 31, 2010

(Tabular amounts in thousands, except per share data)

NOTE 18—RELATED PARTY TRANSACTIONS

Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Board and the transaction approved by a majority of the independent members of our Board. The Board reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.

During the nine months ended March 31, 2010, Mr. Stephen Sadler, a director, earned approximately $0.3 million (nine months ended March 31, 2009 – $0.4 million) in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 19—SUBSEQUENT EVENTS

Nstein Technologies Inc.

On April 1, 2010, we acquired Nstein Technologies Inc, (Nstein) a software company based in Montreal, Quebec, Canada. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. We believe we will be able to use Nstein’s solutions to leverage and enhance our own product offering, thus further strengthening our position as an independent leader in the ECM market.

Total consideration for this acquisition was $32.8 million, of which $24.3 million was paid in cash and the rest in Open Text shares.

Burntsand Inc.

On April 26, 2010, we announced our intention to acquire all issued and outstanding shares of Burntsand Inc (Burntsand) for a total of approximately CAD $11 million. The transaction is subject to the approval of Burntsand’s shareholders and is expected to close some time in our fourth quarter of Fiscal 2010. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management. We believe Burntsand will complement and enhance our current service offerings to further strengthen our position in the ECM market.

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

Certain statements in this report may contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would” and other similar language and are considered forward looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2010 compared with the three and nine months ended March 31, 2009, unless otherwise noted.

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve structured and unstructured content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology, by continually upgrading and improving on our product offering. This is done internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and subsequently on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,700 people worldwide.

Quarterly Highlights and Features:

Some highlights and features of our operating results for the three months ended March 31, 2010 include:

•

Total revenues increased by 10.8%, compared to the same period in the prior fiscal year, to $212.8 million. Despite our overall revenues decreasing on a quarterly sequential basis, we were still able to maintain our targets on gross margin and profitability.

•	Customer support revenues increased to $124.4 million; a 22.1% increase over the same period in the prior fiscal year.

•	Operating cash flow increased by 7.0%, compared to the same period in the prior fiscal year, to $78.0 million.

Other highlights were as follows:

•

In April 2010, we acquired Nstein Technologies Inc. (Nstein). See “Acquisitions” below for more details. We also announced in April that we will start to integrate Nstein’s technology with our own to make “content analytics” more pervasive across our entire ECM suite of products. The “content analytics” capabilities will enhance the existing information retrieval capabilities provided by the native search function inherent in our ECM suite.

•

In April 2010, we were recognized as one of the top 25 Canadian software companies, based on growth in revenue, as published on the “Branham300” list, put out by the Branham Group, a Canadian industry analyst and strategic consulting firm serving the global information technology marketplace. To be considered for the rankings of Canadian firms, organizations have to be founded and headquartered in Canada and corporate direction must be determined in Canada.

•

In March 2010, we announced the unveiling of a new application called “Open Text Everywhere”, which is an application that will make the Open Text “ECM Suite” available via mobile devices. The “Open Text Everywhere” application aligns with our strategy to continue to help organizations manage content to improve productivity, which now includes managing information sent or received from mobile devices.

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the technology industry. We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

During Fiscal 2010 we have continued our acquisition activity.

Burntsand Inc.

On April 26, 2010, we announced our intention to acquire all issued and outstanding shares of Burntsand Inc (Burntsand) for a total of approximately CAD $11 million. The transaction is subject to the approval of Burntsand’s shareholders and is expected to close some time in our fourth quarter of Fiscal 2010. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management. We believe Burntsand will complement and enhance our current service offerings to further strengthen our position in the ECM market.

Nstein Technologies Inc. (Nstein)

On April 1, 2010, we acquired Nstein, a provider of content management solutions designed to help companies centralize, understand and manage large amounts of data. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. Nstein is based in Montreal, Quebec, Canada, with foreign operations. We believe we will be able to use Nstein’s solutions to leverage and enhance our own product offering, thus further strengthening our position as an independent leader in the ECM market. For more details relating to the acquisition of Nstein, see Note 19 “Subsequent Events”.

Vignette Corporation (Vignette)

On July 21, 2009, we acquired Vignette, a provider of ECM software products. Vignette is based in Austin, Texas with worldwide operations. We believe that this acquisition will further consolidate our position as an independent leader in the ECM marketplace and help strengthen our Web Content Management (WCM) product offering in conjunction with our existing RedDot products (see Note 14 for more details relating to this acquisition).

Partners

Partnerships are fundamental to the Open Text business. We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which give us leverage to deliver customer-focused solutions. Key partnership alliances of Open Text include, but are not limited to, Oracle©, Microsoft©, and SAP©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We continually aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

Our revenue from partners contributed approximately 38% of our license revenues in the three months ended March 31, 2010 compared to approximately 49% during the three months ended March 31, 2009.

Outlook for the remainder of Fiscal 2010

We believe that we have a strong position in the ECM market and that the market for content solutions remains stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues come from outside of North America and thus helps cushions us from a “downturn” in any one specific region. Additionally, our focus on compliance based products also helps to partially insulate us from “downturns” in the macroeconomic environment. We also believe we have a strong position in the ECM market because over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue.

Results of Operations

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, revenues as a percentage of total revenues and revenues by major geography for each of the periods indicated:

Revenues by product type

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
License	$49,527	$51,919	$(2,392)	$169,547	$166,845	$2,702
Customer support	124,443	101,949	22,494	378,375	300,816	77,559
Service and other	38,807	38,167	640	124,067	114,648	9,419

Total	$212,777	$192,035	$20,742	$671,989	$582,309	$89,680

	Three months ended March 31,		Nine months ended March 31,
(% of total revenue)	2010	2009	2010	2009
License	23.3%	27.0%	25.2%	28.7%
Customer support	58.5%	53.1%	56.3%	51.7%
Service and other	18.2%	19.9%	18.5%	19.6%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
North America	$111,410	$98,357	$13,053	$343,691	$287,594	$56,097
Europe	83,831	82,107	1,724	280,880	263,912	16,968
Other	17,536	11,571	5,965	47,418	30,803	16,615

Total	$212,777	$192,035	$20,742	$671,989	$582,309	$89,680

	Three months ended March 31,		Nine months ended March 31,
% of total revenue	2010	2009	2010	2009
North America	52.4%	51.2%	51.1%	49.4%
Europe	39.4%	42.8%	41.8%	45.3%
Other	8.2%	6.0%	7.1%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are affected by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Our license business is also characterized by long sales cycles whereby the timing of a few large software license transactions can substantially affect our quarterly new software license revenues.

License revenues decreased by approximately $2.4 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in license revenue is geographically attributable to a reduction in license sales from North America of $0.3 million, and in Europe of $3.4 million. These decreases were offset by an increase in license revenue from other geographies of $1.3 million.

License revenues increased by $2.7 million in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. The increase in license revenue is geographically attributable to an increase in North America license sales of $3.2 million, and an increase in license sales in other geographies of $3.7 million. These increases were offset by a decrease in Europe of $4.2 million.

Customer Support Revenues consists of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore changes in customer support revenues do not necessarily correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options.

Customer support revenues increased by approximately $22.5 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in customer support revenues is attributable to an increase in North America customer support sales of $12.6 million, an increase in Europe customer support sales of $5.9 million and the remainder of the change due to sales generated in other geographies.

Customer support revenues increased by approximately $77.6 million in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. The increase in customer support revenues is attributable to an increase in North America customer support sales of $43.9 million, an increase in Europe customer support sales of $22.5 million and the remainder of the change due to sales generated in other geographies.

Service and Other Revenues. Service revenue consists of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenue consists of hardware revenue. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased very slightly by approximately $0.6 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Service and other revenues increased by approximately $9.4 million in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. The increase in service and other revenues is due to an increase in North America of $9.0 million, offset by a decrease in revenues from Europe of $1.3 million. The remainder of the difference is from revenue generated in other geographies.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
License	$3,744	$4,496	$(752)	$11,522	$12,670	$(1,148)
Customer Support	20,777	17,304	3,473	63,209	50,227	12,982
Service and Other	31,314	30,288	1,026	101,036	89,898	11,138
Amortization of acquired technology-based intangible assets	15,044	11,625	3,419	44,338	34,171	10,167

Total	$70,879	$63,713	$7,166	$220,105	$186,966	$33,139

	Three months ended March 31,		Nine months ended March 31,
Gross Margin	2010	2009	2010	2009
License	92.4%	91.3%	93.2%	92.4%
Customer Support	83.3%	83.0%	83.3%	83.3%
Service and Other	19.3%	20.6%	18.6%	21.6%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues decreased, non-materially, by $0.8 million and $1.1 million, respectively, during the three and nine months ending March 31, 2010, as compared to the same periods in the prior fiscal year.

Overall gross margin on license revenues has remained relatively stable over the three and nine months ended March 31, 2010, as compared to the same periods in the prior fiscal year.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty type costs.

Cost of customer support revenues increased by $3.5 million and $13.0 million, respectively, during the three and nine months ended March 31, 2010 as compared to the same periods in the prior fiscal year. The increase in costs is primarily due to an increase in direct costs associated with the relative increase in customer support revenues.

Overall gross margin on customer support revenue has remained relatively stable over the three and nine months ended March 31, 2010.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of service and other revenues increased slightly by $1.0 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The increase is primarily related to higher training expenses incurred, in relation to an increase in services and other revenues.

Cost of services and other revenues increased by $11.1 million in the nine months ended March 31, 2010 as a result of additional costs incurred in association with hardware revenue, (due to the fact that we had no hardware costs (and sales) in the first quarter of Fiscal 2009), and as a result of higher training and support costs associated with an increase in service and other revenues.

Amortization of acquired technology-based intangible assets increased by $3.4 million in the three months ended March 31, 2010 and $10.2 million in the nine months ended March 31, 2010, respectively, as compared to the same periods in the prior fiscal year, due to the increase in intangible assets held as of March 31, 2010, on account of acquisitions.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
Research and development	$31,654	$28,809	$2,845	$97,543	$87,335	$10,208
Sales and marketing	45,983	44,426	1,557	150,564	138,605	11,959
General and administrative	18,405	17,937	468	62,007	54,604	7,403
Depreciation	4,437	3,229	1,208	12,982	8,847	4,135
Amortization of acquired customer-based intangible assets	8,910	11,176	(2,266)	26,562	29,529	(2,967)
Special charges	6,083	1,788	4,295	35,095	13,234	21,861

Total	$115,472	$107,365	$8,107	$384,753	$332,154	$52,599

	Three months ended March 31,		Nine months ended March 31,
(in % of total revenues)	2010	2009	2010	2009
Research and development	14.9%	15.0%	14.5%	15.0%
Sales and marketing	21.6%	23.1%	22.4%	23.8%
General and administrative	8.6%	9.3%	9.2%	9.4%
Depreciation	2.1%	1.7%	1.9%	1.5%
Amortization of acquired customer-based intangible assets	4.2%	5.8%	4.0%	5.1%
Special charges	2.9%	0.9%	5.2%	2.3%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts every quarter to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by approximately $2.8 million in the three months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses. Overhead expenses also increased by approximately $2.2 million this quarter, however it was almost equally offset by the impact of an increase in recoverable income tax credits of $1.2 million, and a decrease in consulting-related expenses of $0.4 million, along with other miscellaneous costs.

Research and development expenses increased by approximately $10.2 million in the nine months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses of $11.6 million, as well as in increase in overhead expenses of $5.0 million. These were offset by a decrease in consulting-related expenses of approximately $2.9 million and an increase in recoverable income tax credits of $1.9 million. The remainder of the difference can be attributed to changes in other miscellaneous items.

Overall, our research and development expenses, as a percentage of total revenues, have decreased slightly in the three and nine months ended March 31, 2010, as compared to the same periods in the prior fiscal year, as a result of efficiencies achieved.

Headcount at March 31, 2010, related to research and development activities, increased by 179 employees compared to March 31, 2009.

Our expectation for Fiscal 2010 is that research and development expenses will be in the range of 14%—16% of total revenue. Currently, research and development expenses fall within this expectation.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $1.6 million in the three months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses of $3.2 million. This was offset by a decrease in costs primarily associated with advertising and trade shows of approximately $1.5 million. The remainder of the difference is due to other miscellaneous sales and marketing-related expenses.

Sales and marketing expenses increased by $12.0 million in the nine months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses of $12.4 million, as well as consulting related expenses of approximately $1.0 million. These increases were offset by a decrease in costs associated primarily with advertising and trade shows of $1.7 million. The remainder of the difference is due to changes in other miscellaneous sales and marketing-related expenses.

Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased in the three and nine months ended March 31, 2010, as compared to the same periods in the prior fiscal year, as a result of efficiencies achieved.

Headcount at March 31, 2010, related to sales and marketing activities, increased by 5 employees compared to March 31, 2009.

Our expectation for Fiscal 2010 is that sales and marketing expenses will be in the range of 24% -26% of total revenue. Currently, sales and marketing expenses are slightly below this as a result of efficiencies achieved.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, consulting expenses and public company costs.

General and administrative expenses remained relatively stable during the three months ended March 31, 2010 as compared to the same period in the prior fiscal year.

General and administrative expenses increased by $7.4 million in the nine months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to an increase in direct labour and labour-related benefits and expenses of $6.7 million, as well as an increase in consulting-related expenses of $1.0 million. The remainder of the difference can be attributed to changes in other miscellaneous items.

Overall, our general and administrative expenses, as a percentage of total revenues, have decreased in the three and nine months ended March 31, 2010, as compared to the same periods in the prior fiscal year, as a result of efficiencies achieved.

Headcount at March 31, 2010, related to general and administrative activities, increased by 8 employees compared to March 31, 2009.

Our expectation for Fiscal 2010 is that general and administrative expenses will be in the range of 9% -10% of total revenue. Currently, general and administrative expenses fall within this expectation.

Depreciation expenses increased by $1.2 million and $4.1 million in the three and nine months ended March 31, 2010, respectively, due to capital asset acquisitions.

Amortization of acquired intangible customer-based assets decreased by $2.3 million and $3.0 million in the three and nine months ended March 31, 2010, respectively, due to a change in the allocated values of certain acquired intangible assets.

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

In accordance with the new business combination accounting rules which are applicable to us with effect from July 1, 2009, acquisition-related expenses are required to be included in the determination of income and may not, as was permitted earlier, be capitalized as part of the cost of the acquisition. As a result, we recorded an additional expense (within Special charges) of $0.6 million and $2.5 million, in the three and nine months ended March 31, 2010, respectively, on account of expenses related to these acquisitions.

For more details on Special charges, see Note 13.

Other income (expense) relates to certain non-operational charges consisting primarily of foreign exchange gains (losses), changes in the market value of financial assets/hedges, and tax-related penalties.

For the three months ended March 31, 2010, net other expense increased by $17.2 million, as compared to the same period in the prior fiscal year primarily due to the impact of transactional foreign currency adjustments (which were a net loss in the current period, compared to a net gain in the prior period).

For the nine months ended March 31, 2010, net other expense increased by $3.6 million, as compared to the same period in the prior fiscal year, primarily due to the impact of transactional foreign currency adjustments (which were a net loss for the current year compared to a net gain last year).

Net interest expense is primarily made up of cash interest paid on our debt facilities and the unrealized gain (loss) on our interest rate collar (which expired as of December 31, 2009), offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our long-term debt obtained for the purpose of partially financing our Hummingbird acquisition (the term loan). The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. The carrying value of the term loan, as of March 31, 2010, was approximately $289 million.

Net interest expense remained relatively stable during the three months ended March 31, 2010, as compared to the same period in the prior fiscal year.

Net interest expense decreased by $2.4 million in the nine months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to a decrease in the interest paid on the RBC loan on account of lower interest rates in the current period.

For more details on interest expenses see Note 10 and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Income taxes: The tax provision rate was relatively consistent over the three months ended March 31, 2010, compared to the same period in the prior fiscal year.

The tax provision rate increased slightly from 28% in the nine months ended March 31, 2009 to 34% in the nine months ended March 31, 2010. The increased rate is primarily on account of the expiration of competent authority relief that no longer offsets the tax liability, as well as an increase in certain valuation allowances.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2010	2009
Cash provided by operating activities	$114,971	$137,543	$(22,572)
Cash used in investing activities	72,307	148,533	(76,226)
Cash provided by financing activities	6,210	23,486	(17,276)

Cash flows provided by operating activities

Cash flows from operating activities decreased during the nine months ended March 31, 2010 as compared to the same period in the prior fiscal year, primarily due to lower cash inflows relating to changes in working capital balances of $38.1 million, offset by increased inflows on account of the positive impact of increased non-cash charges of $16.9 million. The remaining difference is due to a slight decrease in net income of $1.4 million.

Cash flows used in investing activities

Cash flows used by investing activities decreased by $76.2 million in the nine months ended March 31, 2010, primarily due to: i) $39.7 million of additional spending on acquisitions during the comparative period and ii) $45.5 million realized from the sale of short-term investments in the current period. These decreases were offset by $9.0 million of additional capital asset purchases in the current period.

Cash flows provided by financing activities

Cash flows provided by financing activities consist of long-term debt financing, monies received from the issuance of shares exercised by our employees and excess tax benefits accruing upon the sale of Open Text stock options by employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, repurchases of our shares.

Cash flows from financing activities decreased by $17.3 million in the nine months ended March 31, 2010 compared to the same period in the prior fiscal year, primarily because of a decrease in excess tax benefits on share-based compensation expense and lesser proceeds received from the issuance of common shares.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by us and certain of our subsidiaries. For details relating to this and our other credit facilities, see Note 10.

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

As of March 31, 2010, the carrying value of the term loan was $288.8 million and we were in compliance with all loan covenants relating to this facility.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments and capital expenditures for the foreseeable future.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated Fiscal periods as follows:

	Payments due by
	Total	Period ending June 30, 2010	July 1, 2010 – June 30, 2012	July 1, 2012 – June 30, 2014	July 1, 2014 and beyond
Long-term debt obligations	$327,008	$2,844	$33,195	$290,969	$—
Operating lease obligations *	109,475	7,300	40,853	25,403	35,919
Purchase obligations	3,469	510	2,567	392	—

	$439,952	$10,654	$76,615	$316,764	$35,919

*	Net of $7.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or is expected to have, a material current or future effect on our financial condition (including any possible changes in our financial condition), revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of March 31, 2010. As of March 31, 2010, we had an outstanding balance of $288.8 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of March 31, 2010, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of March 31, 2010, is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2010, this balance represented approximately 55% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S., are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Australian dollars and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

In addition to our Quarterly Reports filed on Form 10-Q for our Fiscal 2010, you should also carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.31	Open Text Corporation Directors’ Deferred Share Unit Plan effective February 2, 2010.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: April 30, 2010	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)