Form 10-K
period 2010-06-30
OPEN TEXT CORP
filed 2010-08-20
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission files number 0-27544

OPEN TEXT CORPORATION

(Exact name of Registrant as specified in its charter)

Canada	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Frank Tompa Drive, Waterloo, Ontario, Canada	N2L 0A1
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (519) 888-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock without par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2009, the end of the registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion. The number of the Registrant’s Common Shares outstanding as of August 16, 2010 was 56,847,607.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2010, which are set forth in Part II, Item 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

Overview

Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “Open Text”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2010” means our fiscal year beginning on July 1, 2009 and ending June 30, 2010; (ii) the term “Fiscal 2009” means our fiscal year beginning on July 1, 2008 and ending June 30, 2009; and (iii) the term “Fiscal 2008” means our fiscal year beginning on July 1, 2007 and ending June 30, 2008. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

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

For information regarding our revenue and assets by geography for Fiscal 2010, Fiscal 2009 and Fiscal 2008, see Note 15 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

General

We are an independent company providing ECM software solutions that help people to work, interact, and innovate in a secure, engaging and productive way. We build software that combines collaboration with content management. We focus on ECM software solutions and generally expand our product and service offerings both internally and through strategic acquisitions, with the view of striving to become recognized as “The Content Experts” in the ECM industry.

Our flagship offering is the Open Text ECM Suite which brings together the content management capabilities needed to manage various types of enterprise content—including business documents, vital records, Web content, digital assets (images, audio, and video), email, forms and reports, while aiming to foster team collaboration with project and community workspaces, forums, blogs, wikis, and real-time instant messaging and collaboration. The Open Text ECM Suite also provides business process management tools that are designed to allow organizations to build the processes that connect their people and content.

This year we unveiled Open Text Everywhere, a new application designed to allow the Open Text ECM suite to be available via mobile devices and to add many unique capabilities for our ECM customers.

We also provide ECM software, solutions and expertise for governments, “Global 2000” organizations and mid-market companies. Our software helps customers to respond to regulatory and operational compliance requirements and leverage their strategic investments in enterprise applications from Microsoft, SAP and Oracle.

Open Text ECM Suite

The Open Text ECM Suite represents the core Open Text offering. It brings together the content management capabilities needed to manage a wide range of enterprise content, including business documents, vital records, Web content, digital assets (images, audio, and video), email, forms and reports. The Open Text ECM Suite provides all of the components of a comprehensive ECM suite based on the modular, flexible, and integrated Open Text ECM Suite Shared Services. This architecture provides the customer with the benefits of common integration layers, improving suite communication and information sharing, while at the same time offering flexibility and agility aimed to address the specific requirements of the customer’s business.

The Open Text ECM Suite is comprised of the following components:

•

Document Management provides the repository for business documents (Microsoft Office, CAD, PDF, etc.) and allows for the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search services for documents and their content.

•

Collaboration offers a range of tools designed to better facilitate people working with each other, with content, and with processes. These tools include project and community workspaces, real-time instant messaging, instant online meetings, screen sharing, wikis, polls, blogs, and discussion forums.

•

Web Content Management provides tools for authoring, maintaining, and administering sophisticated Web sites designed to offer a “visitor experience” that integrates content from internal and external sources.

•

Records Management enables control of the complete lifecycle of content objects by associating robust retention and disposition rules with each content asset. These rules aim to control if and when content can or must be deleted or archived on less costly storage media.

•

Email Management services are designed to enable the archiving, control, and monitoring of email to reduce the size of the email database, improve email server performance, control the lifecycle of email content, and monitor email content to improve compliance.

•

Archiving helps reduce storage expenses through optimization of storage use. It manages content storage policies according to business context, harnessing the rich metadata of IT applications to optimize storage use including de-duplicating and migrating data automatically through multiple storage tiers, and leveraging less expensive media while providing high-end storage services to further reduce storage demands.

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

•

Open Text Everywhere allows the Open Text ECM Suite to be available via mobile devices. It is designed to deliver an improved view of business processes, and allow access to content and workplace social collaboration tools, through the use of one’s mobile device. The first applications have been introduced for BlackBerry smart phones.

We also offer customers industry-specific solutions based on the foundation of the Open Text ECM Suite for the following sectors: government, high-technology/manufacturing, energy, financial services, pharmaceutical and life sciences, legal, and media.

Open Text ECM Suite Shared Services are designated to enable information workers to manage and exploit content types in a unified way at three critical levels and are comprised of the following core elements:

•

Open Text Enterprise Library provides a repository designed to enforce and manage retention schedules, corporate governance, and regulatory compliance policies for various types of content enterprise-wide.

•

Open Text Enterprise Process Services are a comprehensive set of business process management (BPM) and workflow services aimed to help organizations automate business processes spanning any of the ECM Suite components as well as any other relevant application.

•	Open Text User Experience Services provides capabilities designed to deliver consistent user experience via Web interfaces, portals, the desktop applications, and mobile devices.

Open Text Support program

Through our Open Text Support Program, customers receive access to software upgrades, a support knowledge base, discussions, product information and an on-line mechanism to post and review “trouble tickets”. In addition our “support teams” handle questions on the use, configuration, and functionality of Open Text products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

Open Text Consulting, Learning and Hosting Services

Our Consulting Services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.

Our Learning Services’ consultants analyze our customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. Open Text’s learning services employs a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.

Our Hosting Services provide an alternative method of deployment and aim to achieve optimum performance without the administrative and implementation costs associated with installing and managing an in-house system.

Marketing and Sales

Customers

Our customer base consists of a number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2010, no single customer has accounted for 10% or more of our revenues.

Global Distribution Channels

We operate on a global basis and in Fiscal 2010 we generated approximately 48% of our revenues from outside North America. A significant portion of our sales of products and services is direct, primarily through our subsidiary sales and service organizations. In North America, our sales and service employees are based in our headquarters and in field offices throughout the United States and Canada. Outside of North America, our international subsidiaries license our software in their local countries as well as within other foreign countries where we do not have a sales subsidiary.

Open Text Global Partner Program

We also market our products worldwide through indirect channels. We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our ECM solutions and the investments our customers have made in their existing systems. We create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value. We have two broad categories of partnerships: Global Strategic Alliances and Global Systems Integrators.

Global Strategic Alliances

These alliances are strategic partnerships, cultivated over time and often involve close collaboration of the partner’s solution and our solutions to create an extended and integrated solution for the customer.

Open Text and SAP

Open Text and SAP have shared years of partnership and close collaboration. Our solutions help customers improve the way they manage content from SAP systems in order to assist them to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive all content for SAP systems, including data and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. Open Text products are typically used by SAP customers as part of their business processes.

Open Text and Microsoft Corporation

Our strategic alliance with Microsoft offers improved integration between our ECM solutions and Microsoft’s desktop and server products, such as Microsoft SharePoint. We provide support for Microsoft platforms such as Windows 7 and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an Open Text customer to work with information from ERP, CRM, ECM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.

Microsoft SharePoint provides functionality for team collaboration and document sharing. We offer solutions that better allow our customers to realize SharePoint’s ease of use, while seamlessly tying into established regulatory and compliance policies for enterprise content consistently applied to all sources of content in the enterprise through use of the Open Text ECM Suite.

Open Text and Oracle Corporation

This partnership extends our enterprise solutions framework, and builds upon the Oracle-Fusion based integration between Open Text and Oracle. The partnership with Oracle allows us to focus more on building content-enabled solutions that better solve complex, industry-specific problems. Our alliance with Oracle enables our customers to fortify their existing investments in Oracle applications, particularly in accounts payable, and report and output management solutions. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Global Systems Integrators

Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.

Accenture Ltd (Accenture), a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic ECM solutions. Accenture’s extensive experience with enterprise-rollout planning and design, combined with our ECM technology, provides solutions designed to address an organization’s ECM requirements.

Other Open Text Systems Integrator partners include Deloitte Consulting LLP, Cap Gemini Inc. and Logica Holding Inc.

International Markets

We provide our ECM services worldwide, with a primary focus on Europe and North America. Our geographic coverage allows us to draw on business and technical expertise from a geographically diverse workforce, providing greater stability to our operations and revenue streams by diversifying our portfolio to better mitigate against the risks of a single geographically focused business.

There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A to this Annual Report on Form 10-K.

Competition

The market for our products is highly competitive, and we expect competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM providers, management companies, web content management businesses, as well as management, workflow, document imaging and electronic document management companies. International Business Machines Corporation (IBM) is the largest company that competes directly with us in the ECM market. Another significant competitor is EMC Corporation (EMC), a large storage technology company and Autonomy plc (Autonomy), an infrastructure software company based in the United Kingdom. In addition to the competition posed by IBM, EMC, and Autonomy, numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle and Microsoft have developed products, or plan to offer products, in the content management market. Other large infrastructure vendors may follow in due course.

Vendors such as Iron Mountain Incorporated and Symantec Corporation have approached the ECM market from their distinct, individual market segments, and each company may compete more intensely with us in the future. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.

We believe that the principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

Research and Development of Our ECM Solutions

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $129.4 million for Fiscal 2010, $116.2 million for Fiscal 2009 and $107.2 million for Fiscal 2008. We believe our spending on research and development is in line with our mission to be generally recognized as “The Content Experts” in the ECM marketplace. We expect to continue to invest in research and development.

Acquisitions during the last five fiscal years

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry.

In Fiscal 2010, we made the following acquisitions:

•

On May 27, 2010, we completed our acquisition of Burntsand Inc., (Burntsand) for $10.8 million, inclusive of cash acquired. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management. We believe Burntsand will complement and enhance our current service offerings to further strengthen our position in the ECM market.

•

On April 16, 2010, we acquired for $4.0 million, the key assets of New Generation Consulting, Inc., (‘New Generation”), a Chicago, Illinois based professional services company that delivers content enabled solutions to various U.S. based customers. Of this amount, $0.5 million has been held back and not paid to the seller, and pending the resolution of certain post closing purchase price adjustments, will be paid in and around the second quarter of Fiscal 2011. This acquisition is expected to enhance our professional services capabilities for content enabled solutions on Oracle business applications.

•

On April 1, 2010, we acquired Nstein Technologies Inc., (Nstein) a software company based in Montreal, Quebec, Canada, for $33.9 million, inclusive of cash acquired, and consideration paid in Open Text shares. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. Our goal is to use Nstein’s solutions to leverage and better enhance our own product offering, thus further strengthening our position as an independent leader in the ECM market.

•

On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content for $321.4 million, inclusive of cash acquired, equity consideration provided and the fair value of shares already owned prior to acquisition date. Pursuant to the terms of the merger agreement, each share of common stock of Vignette (not already owned by Open Text) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one Open Text common share (equivalent to a value of $5.33 as of July 21, 2009). The acquisition of Vignette is expected to strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace.

Prior to Fiscal 2010, we completed the following acquisitions

•

In April 2009, we completed the acquisition of Toronto-based Vizible Corporation (Vizible), a privately held maker of digital media interface solutions for $0.9 million. The addition of Vizible expands our Digital Media solutions.

•

In October, 2008, we completed the acquisition of Captaris Inc. (Captaris), a provider of software products that automate document-centric processes, for $101.0 million, net of cash acquired. The acquisition of Captaris has strengthened our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions.

•

In July 2008, we completed the acquisition of eMotion LLC from Corbis Corporation, for $4.2 million, net of cash acquired. This acquisition enhances our capabilities in the “digital asset management” market, providing us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.

•

In July 2008, we completed the acquisition of substantially all of the assets of a division of Spicer Corporation (Spicer), (a privately held company) that specializes in file format viewer solutions for desktop applications, integrated business process management (BPM) systems, and reprographics. We purchased the assets for $11.4 million.

•

In March 2007, we completed the acquisition of Momentum Inc. (Momentum), a privately held company that specializes in providing ECM solutions to U.S. government agencies, for $4.1 million, net of cash acquired. The acquisition of Momentum has enhanced our ability to provide services to the U.S. government. Established in 1993 and based in Arlington, Virginia, Momentum had been serving the government sector for more than 12 years prior to our acquisition, by providing technical expertise to automate business processes.

•

In October 2006, we completed the acquisition of Hummingbird Corporation (Hummingbird), an enterprise software solutions company that specialized in the development of decision enabling web-based environments, for $412.5 million, net of cash acquired. The acquisition of Hummingbird has strengthened our ability to offer an expanded portfolio of solutions.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. We have a number of United States and foreign patents and pending applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. While we believe our intellectual property is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.

Employees

As of June 30, 2010, we employed a total of 3,861 individuals. The composition of this employee base is as follows: (i) 756 employees in sales and marketing, (ii) 1,097 employees in product development, (iii) 832 employees in professional services, (iv) 612 employees in customer support, and (v) 564 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions that we operate in, a “Workers’ Council” represents our employees.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from our current expectations, estimates, forecasts and projections. These forward-looking statements contained in this Annual Report on Form 10-K or made elsewhere by management from time to time are subject to important risks, uncertainties and assumptions, which are difficult to predict. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Weakened economic conditions and uncertainty could adversely affect our operating results

Our overall performance depends in part on worldwide economic conditions. The United States, the European Union and other key international economies have experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that the downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any temporary recovery, are unknown and are beyond our control. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases.

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for the portion of our credit facilities that we have not hedged. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across the customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing arrangements. In the current economic environment it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our success depends on our relationships with strategic partners and with distributors and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, could materially impact our revenues

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. Also, a portion of our license revenues is derived from the licensing of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control, and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, a decline in the number of distributors, or a decision by our distributors to discontinue the sale of our products could materially reduce revenue.

If we do not continue to develop new technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business and operating results, as well as our ability to compete in the marketplace, would be materially harmed.

If our products and services do not gain market acceptance, our operating results may be negatively affected

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and the development of new product offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue: (i) to enhance our products; and (ii) to seek to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

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

Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs.

We may determine that certain product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a product in development which we have invested significant resources, our prospects may suffer, as we will have expended resources on a project that may not provide a return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some nations outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products; or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenue and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be disruptive to our ability to generate revenue or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the patents or rework our products to ensure they comply with judicial decisions. Any of the foregoing could have a significant adverse impact on our business and operating results as well as our ability to generate future revenue and profits.

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

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer similar solutions as we do, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of ECM delivery, different from that which we offer, our business and operating results could also be materially and adversely affected.

Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse affect on our business

Acquisitions by large, well-capitalized technology companies have changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our products and services on the basis of sale price, marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and the goods and services that these companies may be able to produce to our target customers at a lower cost may materially reduce the profit margins we earn on the goods and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material affect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth or scale or put as at a disadvantage to our better capitalized competitors.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

The growth of our company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. Thus, we continue to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material affect on the price of our Common Shares.

Our acquisition activity may lead to a material increase in the incurrence of debt which may adversely affect our finances

We may borrow money to provide the funds necessary to pay for companies we seek to acquire, if we deem such financing activity to be appropriate. The interest costs generated under any such debt obligations may materially increase our interest expense which may materially and adversely affect our profitability as well as the price of our Common Shares. Our ability to pay the interest and repay the principal for the indebtedness we incur as a result of our acquisition activity depends upon our ability to manage our business operations and our financial resources. In addition, the agreements related to such borrowings may contain covenants requiring us to meet certain financial performance targets and operating covenants, and limiting our discretion with respect to certain business matters, such as, among other things, any future payment of dividends, the borrowing of additional amounts and the making of investments.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours

We have a history of acquiring complementary businesses of varying size and organizational complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the nature of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition; however, such diligence may not identify all material issues and our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

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

Our compensation structure may hinder our efforts to attract and retain vital employees

A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be proscribed by the government or any significant increases in personal income tax levels levied in countries where we have a significant operational presence, may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under the long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.

We may not generate sufficient cash flow to satisfy our unfunded pension obligations

Through one of our acquisitions, we assumed its unfunded pension plan liabilities. We will be required to use the operating cash flow that we generate in the future to meet these obligations. As a result, our future net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and by the longevity and actuarial profile of the relevant workforce. A change in the discount rate may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We cannot assure that we will generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations may have a material adverse effect on the operational and financial health of our business.

Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from transactions related to these expenses (such a delay may be due to the factors described elsewhere in this risk factor section or it may be due to other factors) could cause significant variations in operating results from quarter to quarter, and such a delay could materially reduce operating income. If these expenses are not subsequently followed by revenues, our business, financial condition, or results of operations could be materially and adversely affected.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors

Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.

The restructuring of our operations may, adversely affect our business or our finances

We often undertake initiatives to restructure or streamline our operations. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. As well such costs would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenue. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be more difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, a change in foreign exchange rates may adversely affect our revenue, earnings or other financial measures.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of shipments to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products; alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Since we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our financial condition.

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

Our revenues and operating results are likely to fluctuate which could materially impact the price of our Common Shares

We experience, and we are likely to continue to experience, significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our products and for the products of our competitors;

•	The introduction or enhancement of products by us and by our competitors;

•	Market acceptance of enhancements or products;

•	Delays in the introduction of products or enhancements by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in product installation with customers;

•	Change in the mix of distribution channels through which products are licensed;

•	Change in the mix of products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as international trade policies and policies taken to stimulate or to preserve national economies.

A general weakening of the global economy, or economic or business uncertainty created by North American or international political developments, could cancel or delay customer purchases. A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations. As a result of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenue and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.

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

Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.

Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 2 “Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”) , and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.

Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our financial condition and results of operations. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements, and this difference may materially affect our financial results in the period or periods for which such determination is made.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 112,000 square feet of owned facilities and 1,226,222 square feet of leased facilities.

Owned Facilities

Our headquarters is located in Waterloo, Ontario, Canada, and it consists of approximately 112,000 square feet. We currently utilize the entire facility for our operations. The land upon which the building stands is leased from the University of Waterloo (the University), for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to Note 10 “Long-term Debt” to the Notes to Consolidated Financial Statements, under Item 8 of this Annual Report on Form 10-K.

In May 2009, we received approval from our Board of Directors to start construction of a facility on an adjacent parcel of land to our existing Waterloo facility which will consist of 120,000 square feet. We have not commenced the construction of this facility as of yet, however we expect that the construction thereof will begin in Fiscal 2011 and will take at least 12 months.

Leased Facilities

We lease 1,226,222 square feet both domestically and internationally. Our significant leased facilities include the following:

•	Grasbrunn facility, located in Germany, totaling 339,195 square feet;

•	Richmond Hill facility, located in Toronto, Ontario, Canada, totaling 101,458 square feet;

•	Austin facility, located in Texas, United States, totaling 85,898 square feet;

•	Bellevue facility, located in Washington, United States, totaling 54,855 square feet;

•	Hyderabad facility, located in India, totaling 66,838 square feet; and

•	Konstanz facility, located in Germany, totaling 50,747 square feet.

Due to restructuring and merger integration initiatives, we have vacated 415,906 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.

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

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ending June 30, 2010:
Fourth Quarter	$50.97	$37.07	$51.25	$39.02
Third Quarter	$49.55	$39.37	$51.92	$41.42
Second Quarter	$41.44	$35.82	$42.99	$38.39
First Quarter	$40.19	$33.69	$43.69	$37.13

Fiscal Year Ending June 30, 2009:
Fourth Quarter	$37.20	$29.89	$44.58	$35.00
Third Quarter	$36.40	$28.93	$44.60	$35.76
Second Quarter	$36.46	$22.01	$39.00	$27.01
First Quarter	$39.09	$28.70	$41.14	$29.60

On July 7, 2010, the closing price of our Common Shares on the NASDAQ was $38.44 per share, and on the TSX was Canadian $40.25 per share.

As at July 7, 2010, we had 360 shareholders of record holding our Common Shares of which 315 were U.S. shareholders.

Unregistered Sales of Equity Securities

None.

Dividend Policy

We have historically not paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Purchases

The following table provides details of Common Shares purchased by the Company during the three months ended June 30, 2010:

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED JUNE 30, 2010

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/1/10 to 04/30/10	—	$—	—	—
05/1/10 to 05/31/10	307,579	$45.52	—	153,790
06/1/10 to 06/30/10	—	$—	—	—

Total	307,579	$45.52	—	153,790

The above represents Common Shares issuable, in the future, in connection with performance share units granted under our Fiscal 2010 long-term incentive plan. For more details of this repurchase, please see “Treasury Stock” under Note 11 “Share Capital, Option Plans and Share-based Payments”, under Item 8 of this Annual Report on Form 10-K. The price paid for the Common Shares was at the prevailing market price at the time of repurchase.

Stock Performance Graph and Cumulative Total Return

The following graph compares for each of the five fiscal years ended June 30, 2010, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	An index of companies in the internet and software services industry which is maintained by Hemscott, Inc. (herein referred to as the “Hemscott Group Index”);

•	the NASDAQ Market Index; and

•	the S&P/TSX Composite Index

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2005, as compared with the cumulative return on a $100 investment in the Hemscott Index, the NASDAQ Market Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective Indices are assumed to be reinvested. The performance of our Common Shares, as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2005, in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30,
	2005	2006	2007	2008	2009	2010
Open Text Corporation	$100.00	$101.91	$153.56	$226.53	$257.02	$264.93
Hemscott Group Index	$100.00	$102.18	$127.71	$122.05	$99.54	$111.30
NASDAQ Market Index	$100.00	$106.44	$127.60	$113.21	$91.52	$106.15
S&P/TSX Composite	$100.00	$131.51	$169.24	$188.60	$122.81	$150.70

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,658,391	$18.20	1,382,345
Equity compensation plans not approved by security holders	—	—	—
Under restricted stock awards (1)	8,886	n/a	—
Under deferred / performance stock awards	4,299	n/a	307,579

Total	1,671,576	$ n/a	1,689,924

(1)	These restricted stock awards were assumed in connection with our acquisitions. No additional awards were or can be granted under the plan that originally issued these awards.

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

The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five years indicated below has been derived from our audited financial statements. Over the last five fiscal years we have acquired a number of companies including Hummingbird Ltd., Captaris Inc., and Vignette Corporation. The results of these companies and all of our other acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Income Data:
Revenue	$912,023	$785,665	$725,532	$595,664	$409,562

Net income	$87,554	$56,938	$53,006	$21,660	$4,978

Net income per share, basic	$1.56	$1.09	$1.04	$0.44	$0.10

Net income per share, diluted	$1.53	$1.07	$1.01	$0.43	$0.10

Weighted average number of Common Shares outstanding, basic	56,280	52,030	50,780	49,393	48,666

Weighted average number of Common Shares outstanding, diluted	57,385	53,271	52,604	50,908	49,950

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$1,714,024	$1,507,236	$1,434,676	$1,326,845	$678,035
Long-term liabilities	$404,912	$500,070	$491,980	$513,140	$57,108
Cash dividends per Common Share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.

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

You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.

The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (the Notes) under Part II, Item 8 of this Form 10-K.

All percentage comparisons made herein under the section titled “Fiscal 2010 Compared to Fiscal 2009”, refer to the twelve months ended June 30, 2010 (Fiscal 2010) compared with the twelve months ended June 30, 2009 (Fiscal 2009). All percentage comparisons made herein under the section titled “Fiscal 2009 Compared to Fiscal 2008”, refer to Fiscal 2009 compared with the twelve months ended June 30, 2008 (Fiscal 2008).

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve structured and unstructured content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology, by regularly upgrading and improving on our product offerings. We have endeavored to achieve this objective internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,900 people worldwide.

Fiscal 2010 Highlights and Features:

Fiscal 2010 was overall a successful year for us. In terms of our operating results:

•	Total revenue increased by 16.1% on a year over year basis to $912.0 million.

•	License revenue increased to $238.1 million, a 3.6% increase over Fiscal 2009.

•	Customer support revenue increased to $507.5 million, a 25.2% increase over Fiscal 2009.

•	Operating cash flows increased to $180.2 million, a 2.3% increase over Fiscal 2009.

•	Our overall cash and cash equivalents balance at June 30, 2010 increased by $50.4 million over June 30, 2009.

Other Fiscal 2010 highlights and features were as follows:

•	For the June 2010 “G-20” summit held in Toronto, Ontario, Canada, where leaders from around the world gathered to discuss key economic issues, Open Text provided a secure social networking application which would allow the summit delegates to communicate and collaborate with one another, both in advance of and during the summit. The application Open Text provided supported multiple languages and allowed the delegates to access secure networks from different sources, including through their mobile devices.

•

In May 2010, Open Text was awarded a “2010 SAP Pinnacle award”, presented by SAP to partners whom SAP believes have excelled in “enhancing” the customer experience. Winners were selected based on over 230 nominations in 27 categories received from partners and SAP employees. This is the third year in a row in which we have received this award.

•

In April 2010, we acquired Nstein Technologies Inc. (Nstein). See “Acquisitions” below for more details. We also announced in April that we would start to integrate Nstein’s technology with our own to make “content analytics” more pervasive across our entire ECM suite of products. The “content analytics” capabilities will enhance the existing information retrieval capabilities provided by the native search function inherent in our ECM suite.

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

•

In December 2009, we released version 14 of “Connectivity Solutions”, which leverages the new productivity and security features of Microsoft Windows 7 and offers organizations the ability to smoothly transition to the latest Microsoft platform.

•	In October 2009, we announced the expansion of our SAP reseller agreement to include “SAP Extended ECM by Open Text.” This marks a further expansion of our relationship with SAP.

•

In October 2009, we announced the latest release of “Open Text Enterprise Connect”. The new version enhances “Enterprise Connect” as a content service that facilitates the blending of content and processes within users’ preferred working environments.

Acquisitions

Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the ECM marketplace and elsewhere in the high technology industry. We believe our acquisitions support our long-term strategic direction, and are intended to strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

During Fiscal 2010 we have continued our acquisition activity with the following acquisitions:

Burntsand Inc. (Burntsand)

On May 27, 2010, we completed our acquisition of Burntsand Inc. (Burntsand) for $10.8 million, inclusive of cash acquired. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management. We believe

Burntsand will complement and enhance our current service offerings to further strengthen our position in the ECM market. For more details relating to the acquisition of Burntsand, see Note 14 “Acquisitions” to our consolidated financial statements.

Nstein Technologies Inc.

On April 1, 2010, we acquired Nstein Technologies Inc., a software company based in Montreal, Quebec, Canada, for $33.9 million, inclusive of cash acquired, and consideration paid in Open Text shares. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. Our goal is to use Nstein’s solutions to leverage and better enhance our own product offering, thus further strengthening our position as an independent leader in the ECM market. For more details relating to the acquisition of Nstein, see Note 14 “Acquisitions” to our consolidated financial statements.

Vignette Corporation (Vignette)

On July 21, 2009, we acquired Vignette, a provider of ECM software products for $321.4 million, inclusive of cash acquired, equity consideration provided and the fair value of shares already owned prior to acquisition date. Vignette is based in Austin, Texas with worldwide operations. We believe that this acquisition will further consolidate our position in the ECM marketplace and help strengthen our Web Content Management product offering in conjunction with our existing RedDot products. For more details relating to the acquisition of Vignette, see Note 14 “Acquisitions” to our consolidated financial statements.

Partners

Partnerships are fundamental to the Open Text business. We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which we believe gives us leverage to deliver customer-focused solutions. Key partnership alliances of Open Text include, but are not limited to, Oracle©, Microsoft©, and SAP©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

Outlook for Fiscal 2011

We believe that we have a strong position in the ECM market and that the market for content solutions remains generally stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues comes from outside of North America and thus helps cushions us from a “downturn” in any one specific region. Additionally, we believe that our focus on compliance based products also helps to partially insulate us from “downturns” in the macroeconomic environment. We also believe we have a strong position in the ECM market because over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue.

We expect our revenue “mix” for Fiscal 2011 to be in the following ranges:

(% of total revenue)
License	25% to 30%
Customer support	50% to 55%
Services and other	20% to 25%

FISCAL 2010 COMPARED TO FISCAL 2009

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, and as a percentage of total revenue as well as revenue by major geography and as a percentage of total revenue for each of the periods indicated:

Revenue by product type

(In thousands)	2010	2009	Change/ increase (decrease)
License	$238,074	$229,818	$8,256
Customer support	507,452	405,310	102,142
Services and Other	166,497	150,537	15,960

Total	$912,023	$785,665	$126,358

(% of total revenue)	2010	2009
License	26.1%	29.3%
Customer support	55.6%	51.6%
Services and Other	18.3%	19.1%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2010	2009	Change/ increase (decrease)
North America	$472,157	$391,855	$80,302
Europe	372,819	351,384	21,435
Other	67,047	42,426	24,621

Total	$912,023	$785,665	$126,358

% of total revenue	2010	2009
North America	51.8%	49.9%
Europe	40.9%	44.7%
Other	7.3%	5.4%

Total	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $8.3 million in Fiscal 2010 as compared to Fiscal 2009. The increase in license revenue is geographically attributable to an increase in North America license sales of $5.8 million and an increase in license sales in other geographies of $5.5 million. These increases were partially offset by a decrease in Europe of $3.0 million.

Overall our increase in license revenue is primarily due to the impact of our Fiscal 2010 acquisitions and the result of a larger quantity of deals in excess of $1 million achieved in Fiscal 2010 compared to Fiscal 2009. (19 large deals achieved in Fiscal 2010 compared to 15 large deals achieved in Fiscal 2009).

Customer Support Revenue consists of revenue from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenue is generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in customer support revenue do not always correlate directly to the changes in license revenue from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options.

Customer support revenues increased by approximately $102.1 million in Fiscal 2010 as compared to Fiscal 2009. This was partially due to the impact of our Fiscal 2010 acquisitions and growth of our North America operations.

The increase in customer support revenues was attributable to an increase in North America customer support sales of $58.8 million, an increase in Europe customer support sales of $27.3 million and the remainder of the change due to sales generated in other geographies.

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

Service and other revenues increased by approximately $16.0 million in Fiscal 2010 as compared to Fiscal 2009. The increase in service and other revenues is partially due to the impact of our Fiscal 2010 acquisitions. Geographically, the increase is due to an increase in North America of $15.7 million, partially offset by a decrease in revenues from Europe of $2.9 million. The remainder of the difference was due to increased revenue generated in other geographies.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2010	2009	Change/ increase (decrease)
License	$16,922	$16,204	$718
Customer Support	83,741	68,902	14,839
Service and Other	135,396	118,998	16,398
Amortization of acquired technology-based intangible assets	60,472	47,733	12,739

Total	$296,531	$251,837	$44,694

Gross Margin	2010	2009
License	92.9%	92.9%
Customer Support	83.5%	83.0%
Service and Other	18.7%	21.0%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue increased marginally by $0.7 million during Fiscal 2010 as compared to Fiscal 2009 and overall gross margin on cost of license revenue has remained stable at approximately 93%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $14.8 million during Fiscal 2010 as compared to Fiscal 2009. The increase in costs is primarily due to an increase in direct costs associated with the corresponding increase in customer support revenues.

Overall gross margin on customer support revenue has remained relatively stable at approximately 83%.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $16.4 million during Fiscal 2010, primarily as a result of higher training and support costs associated with an increase in service and other revenues. Of this increase approximately $0.7 million, was the result of our Hardware costs (and sales) commencing in the second quarter of Fiscal 2009.

Overall gross margin on cost of services and other revenues has decreased compared to the prior fiscal year primarily on account of an increase in direct labour and labour-related costs.

Amortization of acquired technology-based intangible assets increased by $12.7 million due to the increase in intangible assets on account of acquisitions during Fiscal 2010.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

(In thousands)	2010	2009	Change/ increase (decrease)
Research and development	$129,378	$116,164	$13,214
Sales and marketing	198,208	186,533	11,675
General and administrative	83,295	73,842	9,453
Depreciation	17,425	12,012	5,413
Amortization of acquired customer-based intangible assets	35,940	33,259	2,681
Special charges	43,666	14,434	29,232

Total	$507,912	$436,244	$71,668

(in % of total revenue)	2010	2009
Research and development	14.2%	14.8%
Sales and marketing	21.7%	23.7%
General and administrative	9.1%	9.4%
Depreciation	1.9%	1.5%
Amortization of acquired customer-based intangible assets	3.9%	4.2%
Special charges	4.8%	1.8%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by $13.2 million primarily due to an increase in direct labour and labour-related benefits and expenses of $15.9 million, partially offset by a reduction in consulting-related expenses.

Overall, our research and development expenses, as a percentage of total revenues, have remained relatively stable at roughly 14%.

Headcount at June 30, 2010 related to research and development activities, increased by 211 employees compared to June 30, 2009.

Our expectation for Fiscal 2011 is that research and development expenses will be in the range of 14% – 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $11.7 million primarily due to an increase in direct labour and labour-related benefits and expenses of $10.8 million. The remainder of the difference is principally due to changes in other miscellaneous sales and marketing-related expenses.

Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased as a result of efficiencies achieved.

Headcount at June 30, 2010 related to sales and marketing activities increased by 9 employees compared to June 30, 2009.

Our expectation for Fiscal 2011 is that sales and marketing expenses will be in the range of 21% -23% of total revenue.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses increased by $9.5 million primarily due to an increase in direct labour and labour-related benefits and expenses of $9.3 million. The remainder of the difference can be attributed to changes in other miscellaneous items.

Overall, our general and administrative expenses, as a percentage of total revenues, have remained relatively stable at roughly 9%.

Headcount at June 30, 2010 related to general and administrative activities increased by 7 employees compared to June 30, 2009.

Our expectation for Fiscal 2011 is that general and administrative expenses will be in the range of 8% -10% of total revenue.

Depreciation expenses increased by $5.4 million in Fiscal 2010, as a result of capital asset acquisitions made by us in Fiscal 2010.

Amortization of acquired customer-based intangible assets increased by $2.7 million due to an increase in intangible assets resulting from acquisitions made by us in Fiscal 2010.

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other similar charges. Generally, we implement such plans in the context of streamlining existing Open Text operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

In accordance with the new business combination accounting rules which are applicable to us with effect from July 1, 2009, acquisition-related expenses are required to be included in the determination of income and may not, as was permitted earlier, be capitalized as part of the cost of the acquisition. As a result, we recorded an additional expense (within Special charges) of $3.2 million during Fiscal 2010 on account of expenses related to these acquisitions.

For more details on Special charges, see Note 13 to our consolidated financial statements.

Other income (expense) relates to certain non-operational charges consisting primarily of foreign exchange gains (losses), changes in the market value of financial assets/hedges, and tax-related penalties.

For Fiscal 2010, net other expense increased by $5.1 million, as compared to the prior fiscal year primarily due to the impact of transactional foreign currency adjustments, offset by a gain of $4.4 million resulting from re-measuring to fair value our investment in Vignette common shares held before the date of acquisition (see Note 14 to our consolidated financial statements).

Net interest expense is primarily made up of cash interest paid on our debt facilities offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our long-term debt obtained for the purpose of partially financing our Hummingbird acquisition (the term loan). The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. The carrying value of the term loan, as of June 30, 2010, is approximately $288.0 million.

Net interest expense decreased by $3.3 million primarily due to a decrease in the interest paid on the term loan on account of lower interest rates in Fiscal 2010.

For more details on interest expenses see Note 10 to our consolidated financial statements, and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Income taxes: The reduction in tax expense in Fiscal 2010 compared to Fiscal 2009 was primarily due to the impacts of an internal reorganization of our international subsidiaries initiated to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

(In thousands)	2010	2009	Change/ increase (decrease)
Cash provided by operating activities	$180,191	$176,170	$4,021
Cash provided by (used in) investing activities	(109,821)	(160,829)	51,008
Cash provided by (used in) financing activities	(7,395)	24,798	(32,193)

Cash flows provided by operating activities

Cash flows from operating activities increased marginally by $4.0 million in Fiscal 2010 due to an increase in net income of $30.6 million and non-cash adjustments of $14.6 million. These increases were partially offset by a decrease in operating assets and liabilities of $41.2 million.

The increase in non-cash adjustments was primarily due to (i) an increase in depreciation and amortization expense of $20.8 million, largely as the result of the impact of acquisition-related activities and fixed asset purchases, (ii) an increase in excess tax benefits on share based compensation expense of $7.5 million and (iii) an increase in share based compensation expense of $4.7 million. These increases were offset by (i) a decrease in pension expense of $1.2 million, (ii) a release of an unrealized gain on marketable securities to income of $4.4 million, and (iii) a decrease in deferred taxes of $14.3 million. The remaining change in non-cash adjustments relates to miscellaneous items.

The decrease in operating assets and liabilities was primarily due to, (i) a decrease in cash flows of $19.2 million relating to a higher accounts receivable balance, (ii) a decrease in cash flows of $20.6 million as a result of a net increase in other assets, and (iii) a decrease in cash flows of $18.2 million related to a lower net income taxes payable balance. These decreases were offset by (i) an increase in cash flows of $9.9 million relating to a higher deferred revenue balance, (ii) an increase in cash flows of $4.7 million relating to a higher accounts payable balance, and (iii) an increase in cash flows of $2.3 million due to a lower prepaid and other assets balance. The remaining change in operating assets and liabilities relates to miscellaneous items.

Overall, the year over year growth in operating cash flows was adversely impacted by increased restructuring costs in Fiscal 2010. Additionally, starting in Fiscal 2010 acquisition-related costs are required to be recorded as a reduction of operating cash flow, whereas in Fiscal 2009 these could be capitalized as part of the acquisition and hence included under investing costs. Absent the incremental impact of such costs and the internal reorganization costs incurred in Fiscal 2010, operating cash flow for Fiscal 2010 was approximately $206 million.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions.

In Fiscal 2010, cash flows used in investing activities decreased by approximately $51.0 million. This was primarily due to the maturity of short-term investments we held, of $45.5 million which occurred in Fiscal 2010 and an overall reduction in acquisition related spending of approximately $3.7 million. The remainder of the decrease was due to changes in miscellaneous items.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

During Fiscal 2010, cash flow from financing activities decreased by $32.2 million primarily due to (i) a decrease in the proceeds from common shares exercised by our employees in the amount of $9.6 million, (ii) a decrease in excess tax benefits on share-based compensation expense in the amount of $7.5 million, and (iii) a repurchase of our shares in the amount of $14.0 million (compared to nil in Fiscal 2009), to fund an executive long-term incentive compensation plan. The remainder of the decrease was due to other financing related activities. We did not enter into any new or additional long-term debt arrangements during the year.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by us and certain of our subsidiaries. For details relating to this and our other credit facilities, see Note 10 to our consolidated financial statements.

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

As of June 30, 2010, the carrying value of the term loan was $288.0 million and we were in compliance with all loan covenants relating to this facility.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition related activities may require additional sources of financing.

Pensions

As part of the acquisition of Captaris, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of June 30, 2010, our total unfunded pension plan obligation was $16.4 million, of which $0.5 million is payable within the next 12 months. We expect to be able to make the long term and short term payments related to these obligations, in the normal course. For a detailed discussion see Note 9 to our consolidated financial statements.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by
	Total	Period ending June 30, 2011	July 1, 2011 - June 30, 2013	July 1, 2013 - June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$325,074	$23,267	$20,956	$280,851	$—
Operating lease obligations *	120,372	27,091	33,377	24,419	35,485
Purchase obligations	6,255	4,316	1,924	15	—

	$451,701	$54,674	$56,257	$305,285	$35,485

*	Net of $6.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario, Canada. See Note 10 to our consolidated financial statements. As of June 30, 2010 there were no borrowings outstanding under our revolver, however if the revolver is drawn down, it would increase our contractual obligations.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) issued by the American Institute of Certified Public Accountants (AICPA) in October 1997, as amended by SOP 98-9 issued in December 1998.

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

Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (PCS) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include irrevocable rights for the customer to renew PCS after the bundled term ends. The customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The exercised renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement, although an adjustment to reflect consumer price changes is not uncommon.

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

We also enter into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases, the proportional performance method is applied to recognize revenue.

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

Deferred revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months from signing of the agreement.

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, “Software-Revenue Recognition” (ASC Topic 985-606), we recognize revenue from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35), after evaluating for separation of any non-ASC Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25).

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

Business combinations

In Fiscal 2010, we adopted Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (ASC Topic 805), which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

As a result of adopting the revised accounting guidance provided for by ASC Topic 805 as of the beginning of Fiscal 2010, certain of our policies differ when accounting for acquisitions in Fiscal 2010 and future periods in comparison to the accounting for acquisitions in Fiscal 2009 and prior periods, including:

•	The direct transaction costs associated with the business combination are expensed as incurred (prior to Fiscal 2010, direct transaction costs were included as a part of the purchase price);

•

The costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to Fiscal 2010, these restructuring and exit costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•

Changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to Fiscal 2010, any such changes were generally included as a part of the purchase price allocation indefinitely).

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC Topic 420, “Exit or Disposal Cost Obligations” (ASC Topic 420), and, as noted above, are accounted for separately from the business combination.

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information relating to facts and circumstances that existed at acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period or if they relate to facts and circumstances that do not exist at acquisition date, are recorded in our provision for income taxes in our Consolidated Statement of Income.

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

Customer relationships represent relationships that we have with customers of the acquired companies and are either based upon contractual or legal rights or are considered separable, that is, capable of being separated from the acquired entity and being sold, transferred, licensed, rented or exchanged. These customer relationships are initially recorded at their fair value based on the present value of expected future cash flows. We amortize customer relationships on a straight-line basis over their estimated useful lives.

We continually evaluate the remaining estimated useful life of our intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

ASC Topic 350 “Intangibles—Goodwill and Other” (ASC Topic 350) requires the carrying amounts of these assets be periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The goodwill impairment analysis is comprised of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We allocate goodwill to reporting units on a geographical basis comprising of three reporting segments: North America, Europe, and “Other”; “Other” primarily consists of Australia, Japan, Singapore and the United Arab Emirates. The primary valuation method selected was the income approach (discounted cash flow) to estimate the fair value of the reporting units and have also considered the market approach to test the reasonableness of the conclusions reached through the primary approach. Significant management judgment is required in the forecasting of future operating results and related assumptions that are used in the preparation of the projected discounted cash flows. Should different conditions prevail, material write-downs of net intangible assets could occur. There have been no significant changes in management’s valuation assumptions from the prior year assessment. The fair value of the reporting units have been determined based upon the present value of future cash flows for each of the reporting units and based upon a discount rate that represents a risk adjusted rate of return. For this purpose we have used a discount rate of 11% based upon our estimate of the weighted average cost of our capital.

Our annual impairment analysis of goodwill was performed as of April 1, 2010. The analysis indicated that carrying values were substantially above their fair values and therefore there was no impairment for goodwill in any of our reporting units during Fiscal 2010. (No impairments were recorded for Fiscal 2009 and Fiscal 2008).

Impairment of long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment” (ASC Topic 360). We test long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. We have not recorded any impairment charges for long-lived assets during Fiscal 2009 and Fiscal 2008. During Fiscal 2010 we recorded an impairment charge to intangible assets of $0.3 million. See Note 13 to our consolidated financial statements for further details.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2010 and 2009.

Income taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (ASC Topic 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 12 to our consolidated financial statements for more details).

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (ASC Topic 420). ASC Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to ASC Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. For details, see Note 13 to our consolidated financial statements.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450 “Contingencies”.

Share-based payment

We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation—Stock Compensation” (ASC Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known. For details, see Note 11 to our consolidated financial statements.

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense is accounted for in accordance with ASC Topic 715, “Compensation – Retirement Benefits” (ASC Topic 715), based upon management’s assumptions. Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders’ equity”), respectively, on the balance sheet. See Note 9 to our consolidated financial statements for details relating to our pension plans.

FISCAL 2009 COMPARED TO FISCAL 2008

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product, and as a percentage of total revenue as well as revenue by major geography and as a percentage of total revenue for each of the periods indicated:

Revenue by product type

(In thousands)	2009	2008	Change/ increase (decrease)
License	$229,818	$219,103	$10,715
Customer support	405,310	363,580	41,730
Services	150,537	142,849	7,688

Total	$785,665	$725,532	$60,133

(% of total revenue)	2009	2008
License	29.3%	30.2%
Customer support	51.6%	50.1%
Services	19.1%	19.7%

Total	100.0%	100.0%

Revenue by Geography

(In thousands)	2009	2008	Change/ increase (decrease)
North America	$391,855	$338,508	$53,347
Europe	351,384	350,094	1,290
Other	42,426	36,930	5,496

Total	$785,665	$725,532	$60,133

% of total revenue	2009	2008
North America	49.9%	46.7%
Europe	44.7%	48.2%
Other	5.4%	5.1%

Total	100.0%	100.0%

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

The increase in customer support revenues was attributable to an increase in North America customer support sales of $34.2 million, an increase in Europe Customer support sales of $6.0 million and the remainder of the increase is due to sales generated in other geographies.

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

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $10.1 million, which was primarily due to an increase in direct costs, associated with increased customer support revenues for Fiscal 2009. Overall gross margin on customer support revenue has remained relatively stable at approximately 83%.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting. Also, starting in the second quarter of Fiscal 2009, the cost of selling hardware was grouped within this category.

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

Research and development expenses increased by approximately $9.0 million, due to an increase in direct labour and labour-related benefits and expenses of $11.2 million as well as an increase in consulting expenses of $3.2 million offset by a decrease in overhead expenses of $2.7 million and a decrease in miscellaneous expenses of $2.2 million. The remainder of the difference was due to a decrease in miscellaneous research and development related expenses.

Headcount at June 30, 2009 related to research and development activities increased by 164 employees compared to June 30, 2008.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses as a percentage of total revenue remained relatively stable at 23.7% and 23.8% for Fiscals 2009 and 2008, respectively.

Sales and marketing expenses increased by $13.7 million primarily due to an increase in direct labour and labour-related benefits and expenses of $9.5 million and an increase in consulting expenses of $2.2 million. The remainder of the difference was due to an increase in miscellaneous sales and marketing related expenses.

Headcount at June 30, 2009 related to sales and marketing activities increased by 101 employees compared to June 30, 2008.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses as a percentage of total revenue remained relatively stable at 9.4% and 9.6% for Fiscal 2009 and 2008, respectively.

General and administrative expenses increased by $3.9 million, which was primarily due to an increase in direct labour and labour-related benefits and expenses in the amount of $4.9 million, offset by a decrease in travel expenses in the amount of $1.1 million, and a decrease in overhead expenses in the amount of $1.0 million. The remainder of the difference was due to an increase in miscellaneous general and administrative expenses.

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

Special charges (recoveries) typically relate to amounts that we expect to pay on account of restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets and other similar charges. Generally, we implement such plans in the context of streamlining existing Open Text operations that get impacted by significant acquisitions. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges. Prior to July 1, 2009, restructuring plans relating to legacy employee workforce reduction and abandonment of legacy excess facilities of the acquired company were not included within Special charges, but were accounted for as part of the cost of the acquisition, unless such charges relate to additional accruals recorded after the purchase price allocation period.

The increase in Special charges was due to the implementation of the Fiscal 2009 Restructuring Plan which was announced in the second quarter of Fiscal 2009. The Plan is designed to restructure our workforce and to rationalize and consolidate our excess facilities.

Net interest expense is primarily made up of cash interest paid on our term loan and the unrealized gain (loss) on our interest rate collar, offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our $390.0 million long-term debt obtained in October 2006, (the term loan), for the purpose of partially financing our Hummingbird acquisition. The term loan bears floating-rate interest at LIBOR plus a fixed rate which was currently set at 2.25% per annum in Fiscal 2009.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our revolver as of June 30, 2010. As of June 30, 2010, we had an outstanding balance of $288.0 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of June 30, 2010, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of June 30, 2010, is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of June 30, 2010, this balance represented approximately 52% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%.

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

The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed our ICFR as of June 30, 2010, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2010.

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

(D) Changes in ICFR

As a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other	Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our directors and executive officers as of August 1, 2010.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins	50	Executive Chairman and Chief Strategy Officer

John Shackleton	63	President and Chief Executive Officer

Paul McFeeters	55	Chief Financial Officer

Randy Fowlie (2)(3)	50	Director

Brian J. Jackman (1)(3)	69	Director

Stephen J. Sadler	59	Director

Michael Slaunwhite (2)	49	Director

Gail E. Hamilton (1)	60	Director

Katharine B. Stevenson (2)	48	Director

Deborah Weinstein (1)(3)	50	Director

Gordon Davies	48	Chief Legal Officer and Corporate Secretary

Sujeet Kini	48	Vice President, Controller

David Wareham	44	General Manager, EMEA

Eugene Roman	52	Chief Technology Officer

Tony Preston	56	SVP Global Human Resources

Paul O’Donnell	52	General Manager, Americas

James Latham	52	Chief Marketing Officer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

P. Thomas Jenkins

P. Thomas Jenkins is Executive Chairman and Chief Strategy Officer for Open Text Corporation. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to present, Chief Strategy Officer of Open Text. Mr. Jenkins has served as a Director of Open Text since 1994 and as its Chairman since 1998. In addition to his Open Text responsibilities, Mr. Jenkins is the Chair of the federal centre of excellence Canadian Digital Media Network (CDMN). He is also an appointed member of the Social Sciences and Humanities Research Council of Canada (SSHRC), past appointed member of the Government of Canada’s Competition Policy Review Panel and past appointed member of the Province of Ontario’s Ontario Commercialization Network Review Committee (OCN). Mr. Jenkins is also a member of the board of BMC Software, Inc. a software corporation based in Houston, Texas. He is also a member of the University of Waterloo Engineering Dean’s Advisory Council, GRAND, the federal research centre of excellence for digital media, a director of the C.D. Howe Institute, a director of the Canadian International Council (CIC) and a director of the Canadian Council of Chief Executives (CCCE). Mr. Jenkins received an M.B.A. in entrepreneurship & technology management from Schulich School of Business at York University, an M.A.Sc. in electrical engineering from the University of Toronto and a B.Eng. & Mgt. in Engineering Physics and Commerce from McMaster University.

John Shackleton

Mr. Shackleton has served as a director of Open Text since January 1999 and as the President and Chief Executive Officer of Open Text since July 2005. Mr. Shackleton has more than thirty years of software and services management experience, which includes IT, consulting, product development and sales management roles. Mr. Shackleton joined Open Text from Platinum Technologies, Inc., where he was President of the Platinum Solutions Division from July 1996 to July 1998. This division provided consulting services to Global 2000 customers. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase Inc., and served as Vice President of Worldwide Consulting at View Star Corporation, a document management imaging company. In the last five years, Mr. Shackleton also served as a director of BioWisdom Ltd.

Paul McFeeters

Mr. McFeeters was appointed Chief Financial Officer of Open Text in June 2006. Mr. McFeeters has more than twenty years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc., a grid computing software vendor from 2003 to 2006, and of Kintana Inc., a privately-held IT governance software provider, from 2000 to 2003. Mr. McFeeters also held President and CEO positions at both MD Private Trust from 1997 to 2000 and Municipal Financial Corporation from 1981 to 1996. Since 2009 Mr. McFeeters is also a member of the board of Blueprint Software Systems Inc., an enterprise “requirements” software solutions provider. Mr. McFeeters holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada.

Gordon A. Davies

Mr. Davies has been the Company’s Chief Legal Officer and Corporate Secretary since September 2009. He also serves as the Corporation’s Compliance Officer. Prior to joining Open Text, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel—Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a BA from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association and the Society of Corporate Secretaries and Governance Professionals.

Sujeet Kini

Mr. Kini joined Open Text in August 2004 as Director, External Reporting. In January 2007, Mr. Kini was appointed to the position of Vice President, External Reporting and in December 2009 was appointed to the position of Vice President, Controller. Prior to joining Open Text, Mr. Kini was the Controller of Financial Reporting and Technical Accounting for Direct Energy Marketing Limited (Direct Energy), a supplier of electricity and natural gas products from March 2003 until August 2004. From March 2001 until March 2003, Mr. Kini was Senior Manager, External Reporting at GT Group Telecom Inc. (GT), a company which marketed and sold telecommunication products and services in fibre-optic infrastructure. Prior to working with GT, Mr. Kini worked with PricewaterhouseCoopers LLP at their Toronto office from October 1997 to March 2001. Mr. Kini is a Chartered Accountant (Ontario) and a Certified Public Accountant (Colorado). He is also a member of the Financial Executive International Canada’s (FEIC) Committee for Corporate Reporting. This is a committee that formulates FEIC statements and positions on matters pertaining to financial accounting, auditing and corporate reporting.

David Wareham

Mr. Wareham joined Open Text in July 1999 as Senior Vice President, Global Services and Support. At present, since February 2009, Mr. Wareham has been General Manager for Europe, the Middle East, and Africa (EMEA). Mr. Wareham has more than two decades of global experience in the software industry. He began his career as an analyst programmer, supporting finance and human resource systems for the Mars Corporation from 1985 to 1988. He went on to a variety of customer support and professional services management positions for Pansophic Systems Inc., a software development and consulting company (from 1990 to 1992) and Management Science America Inc., an application software company (from 1988 to 1990). Mr. Wareham also held the role of VP Global Support in the United States for Seer Technologies Inc., a provider of information engineering and middleware technologies, from 1992 to 1999.

James Latham

Mr. Latham was appointed Chief Marketing Officer of Open Text in July 2009, focusing on integration and collaboration between various marketing groups. Mr. Latham has more than twenty years of executive leadership and global marketing experience in both start-up and large public software development and integration organizations. Prior to joining Open Text, Mr. Latham led the Marketing Strategy team for worldwide brand management, awareness, perception, and digital relationship marketing at McCann World group, a global marketing communications company and a division of Interpublic Group (IPG) from March 2006 to June 2009. Over the past seven years, Mr. Latham has helped plan, build, execute, optimize and analyze digital advertising campaigns across a wide variety of Microsoft “business to business” products and services including Enterprise Content Management, Digital Asset Management, and communications software products. Mr. Latham was also Vice President of Marketing and Marketing Strategy for several software companies including IBM (from September 1981 to July 1984) and Lotus Development (from August 1984 to August 1989).

Paul O’Donnell

Mr. O’Donnell joined Open Text as General Manager, Americas, in March 2008. He is responsible for all customer-facing functions relating to Sales, Professional Service, and Support for Open Text customers in Canada, the United States, and Latin America. With thirty years in the international information technology sector, Mr. O’Donnell has conducted business in Western and Eastern Europe, the Eastern Mediterranean, and the Americas. At the age of 28, Mr. O’Donnell co-founded a UK software development and services company, Advanced Software Products, and was a director/ proprietor of this company until 1990, when the company was sold. Since the sale of his company, Mr. O’Donnell has held various positions in Sales, Sales Management, and General Management for companies such as Lotus Development Corporation (from 1990-1995), Fujitsu/ICL, an enterprise class information and technology manufacturer and solutions provider, (from 1996-1998) and Peak Technologies Inc., a U.S based mobile computing solutions provider (from 2002-2007). Mr. O’Donnell holds a degree in Computer Science from Bell College of Technology, Scotland.

Tony Preston

Mr. Preston joined Open Text in October of 2005 as Senior Vice President, Global Human Resources (HR) bringing more than thirty years of HR and leadership experience in direct and indirect management, organizational change, executive development, cultural diversity, and international human resources within the high-technology industry. Mr. Preston has held senior management and executive HR management roles with Nortel Networks Corporation from 1997 to 2003, Andrew Corporation, a supplier of communications, systems and services, during 2004, and was a consultant with Leading Edge Management Systems from 1991 to 1993. Mr. Preston holds a B.S. degree from Greenville College, Illinois, and attended the University of Western Ontario’s Ivey Business School in Hong Kong for his Executive Master of Business Administration.

Eugene Roman

Mr. Roman joined Open Text in October 2008 as Chief Information Officer. In February 2010, Mr. Roman was appointed as Chief Technology Officer. Mr. Roman started his career with Nortel Networks Corporation in

1981 upon graduation from the Faculty of Management Studies at the University of Toronto. Mr. Roman has also worked in various groups within Bell Canada Enterprises Inc. (Bell), a Canadian communications company, where he was Group President—Bell Systems & Technology, from 2005 to 2008, and led the effort to enable breakthroughs in productivity and performance and to deliver “current” and “next generation” services more efficiently by harnessing the power of Bell’s network. From 2002 to 2005, Mr. Roman held the role of Chief Information and Technology Officer at Bell, integrating the critical resources of Information Systems/ Information Technology, technology and processes to better deliver innovative programs. Currently Mr. Roman is on the Board of Directors of a community-based financial institution. He holds a Bachelor’s Degree in Economics, a Master’s Degree in Business Administration, and is a Certified Management Accountant. In the last five years, Mr. Roman also served as a director of Ukrainian Credit Union Ltd.

Randy Fowlie

Mr. Fowlie has served as a director of Open Text since March 1998. Mr. Fowlie has operated a consulting practice since July 2006. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company; from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to May 1999. Currently, Mr. Fowlie is also a director at Semcan Inc., and Dalsa Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant. In the last five years, Mr. Fowlie also served as a director of Virtek Vision International Inc.

Brian J. Jackman

Mr. Jackman has served as a director of Open Text since December 2002. Mr. Jackman is the President of the Jackman Group Inc., a private consulting firm he founded in 2005. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice President, President, Global Systems and Technologies and as a member of the board of directors of the company. Prior to joining Tellabs Inc., Mr. Jackman worked for IBM Corporation from 1965 to 1982, in a variety of systems, sales and marketing positions. Mr. Jackman also serves as a director of the following public companies: (i) PC-TEL, Incorporated, and (ii) Keithley Instruments, Incorporated. Mr. Jackman received a B.A from Gannon University and an M.B.A from The Pennsylvania State University.

Stephen J. Sadler

Mr. Sadler has served as a director of Open Text since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a public software engineering company that develops geographic information systems as well as contact center systems. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently, Mr. Sadler is also a director of the following public companies: i) Enghouse Systems Limited and ii) Belzberg Technologies Inc. In addition, Mr. Sadler is also the Chairman of Helix Investments (Canada) Inc., a position he has held since early 1998. Mr. Sadler holds a B.A. Sc. (Honours) in industrial engineering and an M.B.A. (Dean’s List) and he is a Chartered Accountant.

Michael Slaunwhite

Mr. Slaunwhite has served as a director of Open Text since March 1998. Mr. Slaunwhite is presently the Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen

Software Inc., a provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds B.A. Commerce (Honours) from Carleton University.

Gail E. Hamilton

Ms. Hamilton has served as a director of Open Text since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003 Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of the following public companies: (i) Ixia (a provider of IP network testing solutions), and (ii) Arrow Electronics, Inc. (a distributor of components and computer systems). In addition Ms. Hamilton also holds directorship at Surgient, Inc. (a supplier of virtualization technology). In the last five years, Ms Hamilton also served as a director of Washington Group International.

Katharine B. Stevenson

Ms. Stevenson has served as a director of Open Text since December of 2008. Ms. Stevenson is a corporate director, serving on both public and not for profit boards. She is a director of CAE Inc., and, until the sale to Astellas in June 2010, Ms. Stevenson served as director and chair of the audit committee of OSI Pharmaceuticals Inc. Both OSI Pharmaceuticals Inc. and CAE Inc. are publicly listed companies. Ms. Stevenson is a Governor of the University of Guelph. As Past Chair of the Board of Governors of The Bishop Strachan School, she continues to serve as a Governor. She is certified with the professional designation ICD.D, granted by the Institute of Corporate Directors (ICD). She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer from 1998 to 2007. From 1984 to1995, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. From 1989 to1995, Ms. Stevenson was Vice President, providing financial advice to major multinational companies. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University.

Deborah Weinstein

Ms. Weinstein has served as a director of Open Text since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein Professional Corporation, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein’s legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein Professional Corporation, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of Dynex Semiconductor Inc., a manufacturer of power semi conductors, as well as a number of not-for-profit Boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School, of York University.

Involvement in Certain Legal Proceedings

Ms. Stevenson served as the Treasurer of Nortel Networks Corporation from 1998 to August 2007. Mr. Davies served as the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation during 2007 and from January to September 2009. In January 2009, Nortel filed petitions under applicable bankruptcy and insolvency laws of the United States, Canada and the United Kingdom.

Mr. Jenkins was a director of Slater Steel Inc. (Slater) from June 2001 to June 2003. In June 2003, Slater filed petitions under applicable bankruptcy and insolvency laws of Canada and the United States to develop a restructuring plan.

Mr. Fowlie was a Director of Meikle Group Inc. (Meikle Group), a private company, from June 2009 to April 2010. Subsequent to Mr. Fowlie’s resignation, as part of a restructuring, creditors appointed a receiver to sell the business assets and transfer employees of Meikle Group, as a going concern, to a newly financed company.

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

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2010.

This report is provided by the following independent directors, who comprise our Compensation Committee:

Gail Hamilton (Chair), Brian J. Jackman, Deborah Weinstein.

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, this “Compensation Committee Report” shall not be deemed to be so incorporated “soliciting materials”, unless specifically otherwise provided in any such filing.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our principal executive officer, principal financial officer and our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers) for the year which ended on June 30, 2010 (Fiscal 2010) should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.

Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.93903. Payments made in British Pounds included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 1.588925.

Overview of Compensation Program

The Compensation Committee of Open Text’s board of directors (the Compensation Committee or the Committee) is responsible for making recommendations to Open Text’s board of directors (the Board) with respect to the compensation of our Named Executive Officers. Our Compensation Committee makes recommendations to the Board in line with our goal to provide total compensation to our Named Executive Officers that is fair and reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and to provide market competitive compensation, the majority of which is based on the achievement of performance goals. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis include:

•	John Shackleton—President and Chief Executive Officer (CEO);

•	P. Thomas Jenkins—Executive Chairman and Chief Strategy Officer (Executive Chairman);

•	Paul McFeeters—Chief Financial Officer (CFO);

•	Gordon A. Davies—Chief Legal Officer and Corporate Secretary; and

•	David Wareham—General Manager, EMEA.

Compensation Oversight Process

Our Compensation Committee has responsibility for the oversight of executive compensation and recommends plans and compensation payable to our Named Executive Officers to the Board for final approval.

The Board, our Compensation Committee and our management have instituted a set of detailed procedures to evaluate the performance of each of our Named Executive Officers to help determine the amount of the variable short-term incentives and long-term incentives to award to each Named Executive Officer.

The Board of Directors in consultation with the Compensation Committee sets the annual corporate financial targets for each of our Named Executive Officers. The personal strategic goals for Mr. Jenkins are set by the Board. The personal strategic goals for Mr. Shackleton are set by the Board, which includes Mr. Jenkins in his capacity as chairman of the Board. Mr. Shackleton, along with the Compensation Committee, sets the personal strategic goals for his direct reports which include the other Named Executive Officers. In discussing corporate financial targets, the Board initially does so in the absence of management.

We also seek the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant is screened and chosen by our Compensation Committee in discussion with our management. The consultant provides our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultant assists our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation. The Compensation Committee engaged Mercer (Canada) Limited (Mercer), a human resources consulting services provider to provide compensation analysis and advice on an ongoing basis, which includes analysis of compensation for Fiscal 2010. In deciding to engage Mercer, the Committee reviewed the proposed scope of Mercer’s services to the Committee, including those services provided by Mercer affiliates to the Company, assessed Mercer’s objectivity in providing executive compensation consulting advice, and concluded that Mercer was an independent consultant appropriate for this role.

During Fiscal 2010 our Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices. Such analysis and advice included:

•

Executive Compensation Review—Mercer benchmarked our compensation practices and policies with respect to our seven most senior positions against similar-sized Canadian and U.S. technology companies in order to allow us to place our compensation practices for these seven positions in a market context. This benchmarking included a review of base salary, short-term incentives, total cash compensation levels, long-term incentives and total direct compensation. See below for a more detailed discussion of the peer group used for this benchmarking.

•

Long-Term Incentive Plan—Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (LTIP) and assisted in the development of the third phase of our LTIP. In particular, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants made under other long-term incentive plans implemented by comparable companies throughout North America.

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

Our Compensation Committee met seven times during Fiscal 2010; Mercer attended all or part of all seven meetings. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of our Compensation Committee. The meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.

Role of Executive Officers in the Compensation Process

Our Compensation Committee recommends all compensation plans and awards with respect to our executive officers to the Board for the Board’s final approval. While our Compensation Committee alone makes all recommendations with respect to Mr. Shackleton’s and Mr. Jenkins’ compensation, our Compensation Committee does consider the input of Mr. Shackleton when making compensation recommendations regarding all other Named Executive Officers. Management also works with Mercer to provide internal information, as necessary, to facilitate comparisons of our compensation programs to those programs of our peers and competitors.

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

•

Market relevant—Our compensation program should provide market competitive pay in terms of value and structure in order to retain current employees who are performing according to their objectives and to attract new recruits of the highest caliber.

Our reward package is based primarily on results achieved by the Company as a whole. In addition, the Named Executive Officers may have a minority element of their reward package determined by their fulfillment of personal strategic goals.

Compensation Objectives

The objectives of our compensation program are to:

•	Attract and retain highly qualified executive officers who have a history of proven success;

•	Align the interests of executive officers with our shareholders’ interests and with the execution of our business strategy;

•	Evaluate executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value; and

•	Tie compensation awards directly to key financial measurements with evaluations based on achieving and overachieving predetermined objectives.

Attracting and Retaining Highly Qualified Executive Officers

We seek to attract and retain high performing executive officers by offering:

•	Competitive compensation; and

•	An appropriate mix and level of short-term and long-term financial incentives.

Competitive Compensation

Aggregate compensation for each Named Executive Officer is designed to be competitive. The Company researches and refers to the compensation practices of similarly situated companies in determining the Company’s compensation policy. Although the Company reviews each element of compensation for market competitiveness, and the Company may weigh a particular element more heavily based on the Named Executive Officer’s role within the Company, the Company is primarily focused on remaining competitive in the market with respect to total compensation.

Prior to making its recommendations to the Board of Directors, the Compensation Committee reviews data related to compensation levels and programs of companies that are similar to Open Text with respect to geography, industry and annual revenue (the “Software peer group”). The Software peer group is made up of 22 internet software and services providers, whose size of revenue range from slightly less to approximately one and one-half to 2-times that of Open Text. The Software peer group is comprised of 19 United States-based organizations, with 1 United Kingdom based company that does considerable business in the United States, and 2 Canadian-based organizations chosen to represent the North American software and service providers within this revenue range. The Company also considered the market capitalization and results of operation of these companies in determining that they are appropriate comparators.

Mercer performed an assessment of the compensation of the Company’s executive officers. In April 2009, Mercer benchmarked base salary, total cash compensation (base salary plus target short-term incentives), and total direct compensation (total cash compensation plus long-term incentives) for the Fiscal 2009 Named Executive Officers, to the following companies, which collectively comprise the Company’s Software peer group:

All values in $US millions					Period Ending March 31, 2009 (3)
Company Name	Country of Organization	Revenue (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Broadridge Financial Solutions	US	$2,227	$2,612	$192	8%	n/a	n/a
MPS Group Inc.	US	2,222	540	(236)	(50)%	(27)%	(12)%
SRA International Inc.	US	1,507	623	73	(40)%	(27)%	(4)%
Acxiom Corp	US	1,384	578	(8)	(37)%	(33)%	(19)%
Synopsys Inc.	US	1,337	2,973	190	(9)%	(2)%	(6)%
Gartner Inc.	US	1,279	1,034	104	(43)%	(8)%	(1)%
Global Payments Inc.	US	1,274	2,684	163	(19)%	(14)%	8%
Softchoice Corp	CAN	1,257	27	(15)	(89)%	(44)%	(22)%
Sybase Inc.	US	1,132	2,460	139	15%	13%	8%
Parametric Technology Corp	US	1,070	1,154	80	(38)%	(15)%	(2)%
Moduslink Global Solutions	US	1,068	118	9	(80)%	(44)%	(36)%
Cadence Design Systems Inc.	US	1,039	1,107	(1,854)	(61)%	(39)%	(22)%
MacDonald Dettwiler & Assoc	CAN	965	885	43	(46)%	(18)%	0%
Savvis Inc	US	857	332	(9)	(62)%	(35)%	(28)%
Akamai Technologies Inc.	US	791	3,308	145	(31)%	(16)%	8%
Mentor Graphics Corp	US	789	418	(89)	(50)%	(26)%	(24)%
Fair Isaac Corp	US	745	687	84	(34)%	(29)%	(17)%
Henry (Jack) & Associates	US	743	1,375	104	(33)%	(10)%	(2)%
United Online Inc.	US	669	366	(95)	(55)%	(25)%	(19)%
Valueclick Inc	US	626	738	(214)	(51)%	(20)%	(5)%
Realnetworks Inc	US	605	313	(244)	(59)%	(34)%	(17)%
Autonomy Corp plc (4)	UK	503	2,049	132	(59)%	(34)%	(17)%

75th %ile		1,278	1,880	125	(33)%	(15)%	(2)%
50th %ile		1,053	812	58	(45)%	(26)%	(12)%
25th %ile		756	449	(70)	(58)%	(34)%	(19)%
Average		1,095	1,199	(59)	(42)%	(23)%	(11)%
Open Text Corporation (5)		$725	$1,787	$53	10%	28%	3%

(1)	Most recently reported annual revenue available as of March 31, 2009.
(2)	Market Capitalization at March 31, 2009.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	UK based company (traded on the London Stock Exchange), that does significant business in the U.S.
(5)	For Open Text Corporation, “Revenue” and “Net Income (Loss)” above reflects information for the year ended June 30, 2008, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2009.

Compensation for the Chief Legal Officer, Mr. Davies, was set at his date of hire in September 2009, and for the General Manager, EMEA, Mr. David Wareham, compensation was set at the time he was promoted into this role in February 2009.

Due to limited matches among the Software peer group for the Executive Chairman and Chief Strategy Officer, Mr. Jenkins, this position was matched to a “General Industry” group comprised of publicly-traded North American companies with revenue between approximately $600 million and $2.0 billion as follows:

All Values in $US millions					Period Ending March 31, 2009 (3)
Company Name	Country of Organization	Revenue (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Gaz Metropolitan	CAN	$2,021	$1,512	$136	0%	(4)%	(1)%
Boyd Gaming Corp.	US	1,781	324	(223)	(81)%	(57)%	(30)%
Martinrea International Inc.	CAN	1,762	182	53	(62)%	(31)%	(15)%
Hologic Inc	US	1,674	3,358	(386)	(53)%	(22)%	21%
Alberto-Culver Co	US	1,443	2,217	228	(17)%	11%	7%
Kimball International	US	1,352	171	0	(35)%	(20)%	(12)%
Tetra Tech Inc	US	1,246	1,226	61	4%	2%	(1)%
Sherritt International	CAN	1,179	761	326	(79)%	(34)%	(15)%
Devry Inc	US	1,092	3,450	126	15%	29%	10%
Corinthian Colleges Inc	US	1,069	1,677	21	169%	11%	(10)%
Vse Corp	US	1,044	137	19	(5)%	9%	24%
Cadence Design Systems Inc	US	1,039	1,107	(1,854)	(61)%	(39)%	(22)%
Enerflex Systems Ltd	CAN	974	360	57	(5)%	(5)%	1%
Fraser Papers Inc	CAN	741	20	(77)	(81)%	(61)%	n/a
Corus Entertainment Inc	CAN	693	919	114	(21)%	(6)%	2%
Navigators Group Inc	US	684	796	52	(13)%	(2)%	10%
Leons Furniture Ltd.	CAN	651	592	56	(17)%	0%	8%
Valueclick Inc.	US	626	738	(214)	(51)%	(20)%	(5)%

75th %ile		1,421	1,440	101	(5)%	2%	8%
50th %ile		1,080	778	52	(19)%	(6)%	(1)%
25th %ile		799	333	(58)	(59)%	(29)%	(12)%
Average		1,171	1,086	(84)	(22)%	(13)%	(2)%
Open Text Corporation (4)		$725	$1,787	$53	10%	28%	3%

(1)	Most recently reported annual revenue available as of March 31, 2009.
(2)	Market Capitalization at March 31, 2009.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	For Open Text Corporation, “Revenue” and “Net Income (Loss)” above reflects information for the year ended June 30, 2008, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2009.

The purpose of this benchmarking process was to:

•	Understand the competitiveness of the Company’s current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between the Company’s actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee’s approval.

Our general philosophy is to be positioned in the 50th percentile for:

•	Base salary;

•	Total cash compensation (base salary + target annual incentives); and

•	Total direct compensation (base salary + target annual incentives + long-term compensation).

With respect to total cash compensation and total direct compensation, we may target to be in the 50 th to 75th percentile in circumstances where we believe the Named Executive Officer’s specific role and performance merit it.

The research indicated that our compensation for each of the benchmarked Named Executive Officers was positioned in the 25th to 50th percentile with respect to base salary, with the exception of Mr. Wareham, who fell below the 25th percentile. With respect to total cash compensation, all Named Executive officers were positioned in the 25th to 50th percentile, with the exception of Mr. McFeeters, who fell below the 25th percentile, and Mr. Jenkins who was above the 50th percentile. As a result of the benchmarking, Mr. McFeeters and Mr. Wareham received an adjustment to total cash compensation and base salary, respectively. With respect to total direct compensation, our benchmarking indicated that all Named Executive Officers were between the 25 th to 50th percentile, with the exception of Mr. Jenkins and Mr. Davies being between the 50th to 75th percentiles. Due to the nature of Mr. Shackleton’s and Mr. Jenkins’ role within the Company, it was felt appropriate to increase their target annual incentives slightly. No adjustments were made to Mr. Davies’ base salary or other elements of compensation.

In addition to being competitive to the relevant peer groups, the Company’s executive compensation levels were deemed appropriate given Open Text’s performance relative to these groups. Specifically, relative to the Software peer group, Open Text’s relative Total Shareholder Return (TSR) was in the top quartile for the 1, 3 and 5 year periods ending March 31, 2009. Similarly, relative to the General Industry peer group, TSR was above median and, for most periods, in the top quartile.

Aligning Officers’ Interests with Shareholders’ Interests

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

We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2010, the basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.

Fixed salary and benefits comprise a portion of the total compensation; however, variable short-term incentives and the LTIP also represent a significant component of total compensation. When we make decisions regarding executive compensation, we often use the term “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the company and such executive officer is able to meet or exceed his or her applicable performance targets. Although LTIP compensation and stock options meet this definition of compensation which is at risk, they are an additional incentive used to promote long-term value, and therefore do not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer’s influence is upon our financial or operational results, the higher is the risk/reward portion of his or her compensation. The chart below provides the approximate percentage of short-term, cash-based compensation provided to each Named Executive Officer currently with the Company, that were fixed salary and “at risk” for Fiscal 2010:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)
John Shackleton	44%	56%
Tom Jenkins	44%	56%
Paul McFeeters	67%	33%
Gordon A. Davies	75%	25%
Dave Wareham	57%	43%

For amounts relating to awards of stock options and LTIP awards, please see the detailed discussions in the sections entitled “Variable Long-Term Incentives- Stock Options” and “LTIP” respectively, which may be found below.

Our Compensation Committee annually reviews the percentage of each Named Executive Officer’s total short-term compensation that is “at risk” depending on the Named Executive Officer’s responsibilities and objectives.

Fixed Salary and Benefits

Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.

Base Salary

Base salary for our Named Executive Officers, other than for Mr. Jenkins and for Mr. Shackleton, is reviewed annually by Mr. Shackleton, and then reviewed by our Compensation Committee before any approval is made by the Board. Base salary for Mr. Jenkins and for Mr. Shackleton is recommended annually by our Compensation Committee and approved by the Board. The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance) of the particular individual. Our Compensation Committee obtains information regarding competitive market conditions through the assistance of our management and of the outside compensation consultant.

The performance of each of the Named Executive Officers, other than Mr. Shackleton and Mr. Jenkins is assessed by Mr. Shackleton, in his capacity as the direct supervisor of the other Named Executive Officers. The performance of each of Mr. Shackleton and Mr. Jenkins is assessed by the Board. The Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent.

Perquisites

Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the market place, our executive officers are entitled to some benefits that are not otherwise available to all of our employees. These benefits are provided in the form of a base allowance per year that each Named Executive Officer may choose to use for the purposes of:

•	Participating in an annual executive medical physical examination;

•	Maintaining membership in a health club;

•	Car allowances; and

•	Purchasing financial advice and related services.

Other Benefits

We provide various employee benefit programs on the same terms to all our employees, including our Named Executive Officers, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance;

•	Tuition reimbursement programs; and

•	Tax based retirement savings plans matching contributions.

Variable Short-Term Incentives

All of our Named Executive Officers are able to participate in our variable short-term incentive plan, designed to motivate achievement of our short-term corporate goals. Awards made under the short-term incentive plan are made by way of cash payments only.

The amount of the variable short-term incentive payable to each Named Executive Officer is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are approved by the Board. These objectives consist of worldwide revenue, worldwide adjusted operating income, personal strategic goals and, in the case of certain Named Executive Officers, regional targets.

Worldwide revenue is derived from the “Total Revenues” line of our audited income statement with no adjustments or other alterations made to this figure. Worldwide revenue is an important variable that helps us to assess the Named Executive Officer’s role in helping us to grow and manage our business.

Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of the Company’s leadership, is calculated as total revenue less the total cost of revenue and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense.

Regional targets help us to assess the contributions of the subject Named Executive Officer in helping us to grow and manage our business with respect to each of their geographic responsibilities.

Personal strategic goals for each of the Named Executive Officers are goals which are specific to the Named Executive Officers’ role and assess important objectives related to how the company operates and grows, and may include matters such as succession planning, corporate development initiatives, and specific operational objectives.

We determine targeted amounts of short-term incentives for each Named Executive Officer at the beginning of the fiscal year. We also determine short-term performance measures and associated weightings for each Named Executive Office at the beginning of the fiscal year, based on the Named Executive Officers’ specific roles. These weightings indicate the percentage of the short-term incentive award that will be received if the Named Executive Officer meets the target set for each performance-based measure. The target amounts are calculated as a percentage of the Named Executive Officer’s annual salary and are also determined by an individual’s ability to influence our overall business prospects. We believe that each element of our short-term incentive compensation program requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the target awards.

For Fiscal 2010 the following target percentages of base salary, performance measures and associated weightings, determined by the Board, for each Named Executive Officer were:

Named Executive Officer	Total Target Award as % of Base Salary	Worldwide Revenue	Worldwide Adjusted Operating Income	Regional Revenue	Regional Adjusted Operating Income	Personal Strategic Goals
John Shackleton	125%	40%	50%	N/A	N/A	10%
Tom Jenkins	125%	35%	35%	N/A	N/A	30%
Paul McFeeters	50%	35%	35%	N/A	N/A	30%
Gordon A. Davies	34%	35%	35%	N/A	N/A	30%
Dave Wareham	75%	25%	25%	25%	25%	N/A

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, please see “Grants of Plan-Based Awards for Fiscal 2010” below.

For the corporate financial objectives, the Board sets a threshold and target level of performance. The Board also establishes an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater, although payout in regard to worldwide revenue and worldwide adjusted operating income is capped at 150% of the amount the Named Executive Officer would realize upon achievement of target performance. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2010.

Objectives (in millions)	Threshold Target (80% payout)	Target (100% payout)	Fiscal 2010 Actual	% of Target Actually Achieved	% of Payment per Fiscal 2010 Payout Table
Worldwide revenue	$743	$934	$912	98%	80%
Worldwide adjusted operating income	$194	$243	$254	105%	122%
Regional revenue	$275	$344	$341	99%	80%
Regional adjusted operating income	$152	$191	$191	100%	100%

The following tables set forth below illustrate the percentage of the target award that is paid to our Named Executives Officers, in accordance with the Company’s actual results achieved for Fiscal 2010.

Worldwide Revenue and Adjusted Operating Income Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 79%	0%	104%	117%
80 - 84%	20%	105%	122%
85 - 89%	40%	106%	127%
90 - 94%	60%	107%	132%
95 - 99%	80%	108%	137%
100%	100%	109%	142%
101%	104%	110%	150%
102%	108%	Over 110%	150% Maximum
103%	112%
Formula:
Actual / Budget = % of Attainment		Example: attainment of 103% results in a % payment of 112%

For instance, in Fiscal 2010, the Company achieved 98% of its worldwide revenue target. The “Worldwide Revenue and Adjusted Operating Income Calculation” table above illustrates under the “% Attainment” column that an achievement of 95-99% of target for this performance criteria results in an award payment of 80% of the target award amount. The same methodology can be used for determining the percentage payout related to the other performance criteria, using the tables below.

Regional Revenue
% Attainment	% Payment
0 - 79%	0%
80 - 84%	20%
85 - 89%	40%
90 - 94%	60%
95 - 99%	80%
100%	100%
Over 100%	Additional 2% per 1% ( no cap )
Example: 103%	106%
Formula:
Actual / Budget = % of Attainment

Regional Adjusted Operating Income Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 79%	0%	91%	55%
80 - 81%	5%	92%	60%
82%	10%	93%	65%
83%	15%	94%	70%
84%	20%	95%	75%
85%	25%	96%	80%
86%	30%	97%	85%
87%	35%	98%	90%
88%	40%	99%	95
89%	45	100%	100
90%	50	Over 100%	Additional 2% per 1% (no cap)
Formula:
Actual / Budget = % of Attainment

The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2010 was determined in accordance with the calculation formulas described above and the Board made no adjustments. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2010, the percentage of target award amount represented by the actual award paid and the percentage of base salary represented by the actual award paid broken out by performance measure as follows:

Mr. John Shackleton:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Paid ($)	Actual Paid (% of Target)
Worldwide Revenue	$250,000	$50,000	$200,000	80%
Worldwide Adjusted Operating Income	$312,500	$62,500	$381,250	122%
Personal Strategic Goals	$62,500	$37,500	$62,500	100%

Total	$625,000	$150,000	$643,750	103%

Mr. Tom Jenkins:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Paid ($)	Actual Paid (% Target)
Worldwide Revenue	$205,413	$41,083	$164,330	80%
Worldwide Adjusted Operating Income	$205,413	$41,083	$250,604	122%
Personal Strategic Goals	$176,068	$105,641	$176,068	100%

Total	$586,894	$187,807	$591,002	101%

Mr. Paul McFeeters:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Paid ($)	Actual Paid (% Target)
Worldwide Revenue	$65,732	$13,146	$52,586	80%
Worldwide Adjusted Operating Income	$65,732	$13,146	$80,193	122%
Personal Strategic Goals	$56,342	$33,805	$56,342	100%

Total	$187,806	$60,097	$189,121	101%

Mr. Gordon A. Davies:

Performance Measure:	Payable at Target*	Payable at Threshold*	Actual Paid* ($)	Actual Paid (% Target)
Worldwide Revenue	$34,236	$6,847	$27,389	80%
Worldwide Adjusted Operating Income	$34,236	$6,847	$41,767	122%
Personal Strategic Goals	$29,345	$17,607	$29,344	100%

Total	$97,817	$31,301	$98,500	101%

*	The amounts in the table above reflect prorated amounts to the date of hire for Mr. Davies.

Mr. Dave Wareham:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Paid ($)	Actual Paid (% Target)
Worldwide Revenue	$59,585	$11,917	$49,694	83%
Worldwide Adjusted Operating Income	$59,585	$11,917	$51,243	86%
Regional Revenue	$59,585	$11,917	$66,854	112%
Regional Adjusted Operating Income	$59,585	$2,979	$53,507	90%

Total	$238,340	$38,730	$221,298	93%

Mr. Wareham had five payments related to the relevant metrics during Fiscal 2010, based on quarter-end performance and fiscal year-end performance so his payouts were slightly different from the payouts of the other Named Executive Officers with respect to common performance objectives, and to the percentages illustrated under the annual payout tables above, although the formula for calculation of payments to all Named Executive Officer’s was consistently applied. Due to his more direct influence on revenue generation, Mr. Wareham had calculations performed each quarter on quarterly achievement versus quarterly target and an annual calculation of annual achievement versus annual target. The consequence of summing the five individual calculations is a final number that is different from a single calculation on the year.

Variable Long-Term Incentives

Stock options

As with many growing North American-based technology companies, our general practice is to use the measured granting of stock options as an appropriate part of an overall market competitive, variable long-term incentive package for our Named Executive Officers. Although we do not have a formal policy of enshrining annual stock option grants, stock options may be granted from time to time to certain Named Executive Officers in amounts commensurate with their performance, and, in the case of new strategic hires and promotions, in amounts consistent with a market competitive compensation package. Our stock options generally vest over 4 years and do not have any specific performance-based vesting criteria. With respect to stock option grants, the Board, based upon the recommendation of our Compensation Committee, makes the following determinations:

•	The Named Executive Officers and others who are entitled to participate in the stock option plan;

•	The number of options to be granted under the plan in general and to each recipient in particular;

•	The date on which each option is granted; and

•	The other material terms and conditions of each stock option grant.

The Board makes these determinations subject to the provisions of our currently existing stock option plans, and is guided by a table of annual ranges for grants of our stock options. Gains from prior option grants are not considered when setting the amount of long-term incentive awards, or any other compensation elements, to any Named Executive Officer.

During each quarter, the Board conducts meetings in which it reviews and approves grants of options. The grant dates for these options abide by the provisions of our insider trading policy, which states, in part, that stock options may not be granted while a “trading window” is closed. Generally, the “trading window” is closed during the period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which our quarterly or annual financial results, as applicable, have been publicly released. If the Board approves the issuance of stock options while a trading window is closed, these stock options are not granted until the trading window reopens.

Our stock options are generally granted:

•	On the second trading day for the NASDAQ market following the date on which our quarterly or annual financial results, as applicable, are released; and

•	At a price that is not less than the closing price of our Common Shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.

LTIP

We also provide long-term compensation to our Named Executive Officers in the form of the LTIP. The LTIP was first approved by the Board during Fiscal 2008 and endeavors, in addition to stock units, to encourage and reward superior performance by aligning an increase in the Named Executive Officer’s compensation with improvements in our corporate performance and with an increase in the value of our shareholders’ investment. The goal of the LTIP is to reward our executive officers who have significantly contributed to the growth of our company through their performance and to provide our executive officers with a stake in our future. Accordingly, the LTIP represents a significant component of each Named Executive Officer’s total compensation. The LTIP is a rolling three-year program, which means that assessment of a Named Executive Officer’s performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three-year term in either cash or stock, at the discretion of the Board. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change of control of the Company at the beginning of the participation period, as well mandatory repayment in the event of fraud, willful misconduct or gross negligence on behalf of plan participants. For instance, for grants made under the Fiscal 2010 LTIP, in the event that an eligible employee’s termination date is before the commencement of the nineteenth month in the applicable performance period, an LTIP payment will not be made.

Fiscal 2010 LTIP

Grants made in Fiscal 2010, under the LTIP (Fiscal 2010 LTIP) were set using a percentage of the Named Executive Officer’s total on-target compensation. Fiscal 2010 LTIP awards were made as performance share units (PSU’s). The number of PSU’s granted on March 31, 2010, issued to each Named Executive Office was based on converting the U.S dollar equivalent of the total on-target compensation at the fair market value of the Company’s stock, as of June 30, 2009. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer’s overall compensation and by his ability to influence our financial or operational performance. The criteria and targets used to measure each Named Executive Officer’s performance over the relevant three-year period for the Fiscal 2010 LTIP are as follows:

•

Relative total shareholder return—if, over the three year period, the relative cumulative Total Shareholder Return of the Company compared to the cumulative Total Shareholder Return of the corporations comprising the Index is greater than the 60th percentile, the relative total shareholder return target will be achieved in full. If it is negative over the three year period, no payout will be made; and

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of the three-year period reaches $3.16, the average adjusted earnings per share target will be met in full (adjusted earnings per share means adjusted net income, which is calculated as net income, excluding where applicable, i) the amortization of acquired intangible assets, ii) other income or expense, iii) share-based compensation expense and iv) special charges, all net of tax, divided by the total number of Common Shares outstanding on a diluted basis).

The two performance criteria carry the following weightings:

•	Relative total shareholder return = 60%; and

•	Average adjusted earnings per share = 40%.

The weightings, which are reviewed each year for any new LTIP plans, were recommended by the Compensation Committee and approved by the Board. In making this recommendation, the Compensation Committee’s intention was to align the Named Executive Officer’s interests with what we believe are our shareholders’ interests. Awards made will equal either 50% or 100% or 150% of target for each criterion independently, based upon Open Text’s performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2010 LTIP awards is 1.5 times the target award for that criterion. If Open Text does not meet the minimum target set for a particular performance criterion, each Named Executive Officer would not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other. For example, if Open Text failed to meet the target set for relative total shareholder return, and met the target set for average adjusted earnings per share, each Named Executive Officer would receive a total reward equal to 40% times such Named Executive Officer’s target LTIP award.

The amounts that may be realized for awards under the Fiscal 2010 LTIP grants for achievement of the targets over the three-year period ending June 30, 2012 are as follows, calculated based on the market price of Open Text shares as of June 30, 2010, applied to the number of equivalent performance share units issued to the Named Executive Officers.

Fiscal 2010 LTIP
Named Executive Officer	50% Achievement at June 30, 2012	100% Achievement at June 30, 2012	150% Achievement at June 30, 2012
John Shackleton	$1,159,592	$2,319,184	$3,478,776
Tom Jenkins	$1,007,048	$2,014,096	$3,021,144
Paul McFeeters	$268,543	$537,085	$805,628
Gordon A. Davies	$223,795	$447,589	$671,384
Dave Wareham	$299,213	$598,425	$897,638

Amounts granted in Fiscal 2010 under the LTIP were in addition to the amounts granted in Fiscal 2008 and in Fiscal 2009. The LTIP commencing in Fiscal 2010 shall be settled, in shares and/or cash, as determined by the Compensation Committee following the completion of the performance period.

Fiscal 2009 LTIP

Awards granted in Fiscal 2009 under the LTIP may be settled in cash or stock. The amount, which may be realized for awards under the LTIP that were granted in Fiscal 2009 will equal either 0% or 100% of target for each criterion independently, based upon Open Text’s performance over the three year period ending June 30, 2011, as follows. Awards that are expected to be settled in Canadian dollars and British Pounds included herein have been converted to U.S. dollars using an exchange rate as of June 30, 2010 of 0.967399 and 1.509722, respectively.

Fiscal 2009 LTIP
Named Executive Officer	100% Achievement at June 30, 2011
John Shackleton	$1,500,000
Tom Jenkins	$1,451,098
Paul McFeeters	$483,699
Gordon A. Davies	N/A
Dave Wareham	$422,722

The criteria used to evaluate the Fiscal 2009 LTIP included i) absolute share price, ii) relative total shareholder return and iii) average adjusted earnings per share. For more information regarding the criteria and targets used to evaluate performance with respect to the LTIP awards granted during Fiscal 2009, please refer to Item 11 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Fiscal 2008 LTIP

Awards granted for the Fiscal 2008 LTIP have been settled in cash. The target awards under the LTIP which were granted in Fiscal 2008 had a 100% threshold and a 150% maximum achievement over the three-year period ending June 30, 2010. The actual amounts settled for the performance period are included in the “Summary Compensation Table” and represented 150% achievement on the relative total shareholder return and average adjusted earnings per share criteria, and approximately 141% achievement on the absolute share price criteria.

The criteria used to evaluate the Fiscal 2008 LTIP included i) absolute share price, ii) relative total shareholder return and iii) average adjusted earnings per share. For more information regarding the criteria used to evaluate performance with respect to the LTIP awards granted during Fiscal 2008, please refer to Item 11 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Executive Change of Control and Severance Benefits

Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. While we do not believe that the severance benefits would be a determinative factor in a senior executive’s decision to join, or remain with the Company, the absence of such benefits, we believe, would present a distinct competitive disadvantage in the market for talented executive officers. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance in an attempt to avoid future disputes or litigation.

We believe that the severance benefits we offer to our senior executive officers are competitive with similarly situated individuals and companies. With respect to termination of employment absent a change in control, we believe that the benefits we offer are in line with the markets in which we compete. Regarding change in control benefits, we have structured these benefits as a “double trigger” meaning that the benefits are only paid in the event of, first, a change in control transaction, and second, the loss of employment within one year after the transaction. These benefits attempt to provide an incentive to our senior executive officers to remain employed with the Company in the event of such a transaction.

When determining the amounts and the type of compensation and benefits to provide to Named Executive Officers in the event of a termination or change in control, we considered available information with respect to amounts payable to similarly positioned officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis—Attracting and Retaining Highly Qualified Executive Officers—Competitive Compensation”, found above, upon the occurrence of similar events.

Other Information With Respect to Our Compensation Program

Pension Plans

We do not provide pension benefits or any non-qualified deferred compensation to any of our Named Executive Officers.

Share Ownership Guidelines

Open Text currently has equity ownership guidelines (or “Share Ownership Guidelines”), the objective of which is to encourage our senior management, including the Named Executive Officers, to buy and hold stock in the Company based upon an investment target. The Company believes that the Share Ownership Guidelines help align the financial interests of our senior management team with the financial interests of the shareholders of the Company.

The equity ownership levels are as follows:

Executive Chairman	4x base salary
CEO/President	4x base salary
Other senior management	1x base salary

Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, purchases under the Open Text Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Open Text shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in shares of Open Text stock to contribute to the achievement of the Share Ownership Guidelines. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards meeting the equity ownership target. For purposes of the Share Ownership Guidelines, each of the CEO, Executive Chairman, and other Named Executive Officers, as applicable, are deemed to hold all securities over which he/ she is the registered or beneficial owner thereof under the rules of Section 13(d) of the U.S. Securities Exchange Act of 1934 through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.

For purposes of the Share Ownership Guidelines, the shares will be valued at the greater of their book value (i.e., purchase price) or the current market value. The Compensation Committee of the Board will review the recommended achievement levels under the Share Ownership Guidelines on an annual basis.

The Share Ownership Guidelines were adopted in October 2009 and the Board recommends that the equity ownership levels be achieved by October 31, 2014. Alternatively, for someone who becomes senior management after the date these Share Ownership Guidelines were adopted, the Board recommends that the equity ownership levels be achieved within five (5) years of becoming subject to the Share Ownership Guidelines and that he/she hold the number of Open Text shares, or share equivalents recommended, for so long as they remain within senior management. As of the date of this report, both the CEO and the Executive Chairman comply with the Share Ownership Guidelines for Fiscal 2010.

Tax Deductibility of Compensation

Under Section 162(m) of the United States Internal Revenue Code (or “Section 162(m)”) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executive officers in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual’s performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans may not be deductible. This is because none of our compensation plans have been presented to our stockholders for their approval.

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

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S dollar. Any Canadian dollar payments included herein: (i) for Fiscal 2010 have been converted to U.S dollars at an annual average rate of 0.93903, (ii) for Fiscal 2009 have been converted to U.S. dollars at an annual average rate of 0.861366; and (iii) for Fiscal 2008 have been converted to U.S. dollars at an annual average conversion rate of 0.995820. Any payments made in British Pounds, included herein for Fiscal 2010 have been converted to U.S dollars at an annual average rate of 1.588925.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
John Shackleton	2010	$500,000	—	$2,697,644	$—	$3,578,350	N/A	$18,567	(5)	$6,794,561
President and Chief Executive Officer	2009	$500,000	—	N/A	$1,366,370	$387,500	N/A	$20,673		$2,274,543
	2008	$500,000	—	N/A	$—	$542,000	N/A	$13,231		$1,055,231

Paul McFeeters	2010	$375,612	—	$624,731	$—	$1,068,181	N/A	$—	(6)	$2,068,524
Chief Financial Officer	2009	$323,012	—	N/A	$683,185	$85,598	N/A	$—		$1,091,795
	2008	$373,432	—	N/A	$—	$130,950	N/A	$—		$504,382

P. Thomas Jenkins	2010	$469,515	—	$2,342,770	$—	$3,291,565	N/A	$17,441	(7)	$6,121,291
Executive Chairman and Chief Strategy Officer	2009	$430,683	—	N/A	$1,366,370	$355,313	N/A	$18,998		$2,171,364
	2008	$497,910	—	N/A	$—	$539,734	N/A	$19,072		$1,056,716

Gordon A. Davies (9)	2010	$286,900	—	$520,628	$978,660	$98,500	N/A	$—	(6)	$1,884,688
Chief Legal Officer & Corporate Secretary

Dave Wareham	2010	$317,785	—	$696,077	$—	$874,098	N/A	$24,536	(8)	$1,912,496
General Manager, EMEA

(1)	Performance Stock Units (PSU’s) were granted pursuant to the Fiscal 2010 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation—Stock Compensation” (ASC Topic 718) based on the probable outcome of the applicable performance conditions and excluding the effect of estimated forfeitures during the applicable vesting periods. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be awarded under stock awards, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2010” table below.
(2)	Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(3)	For Messrs. Shackleton, McFeeters, Jenkins, and Wareham, amounts set forth in this column for Fiscal 2010 represent payments under the variable short-term incentive plan ($643,750, $189,121, $591,002, and $221,298, respectively) and under the Fiscal 2008 LTIP ($2,934,600, $879,060, $2,700,563, and 652,800, respectively). For Mr. Davies, it represents only the former payment as he was not an employee of the Company in Fiscal 2008 and thus not eligible for the latter payment.
(4)	The amounts in “All Other Compensation” primarily include (i) medical examinations, (ii) car allowances, (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.
(5)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($11,400);
b.	Club membership fees ($2,700)
c.	Life insurance premiums ($2,300); and
d.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Shackleton.
(6)	The total value of all perquisite and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(7)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($13,522); and
b.	Club membership fees ($3,919).
(8)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($19,068); and
b.	Club membership fees ($5,468).
(9)	The amounts set forth for Mr. Davies’ salary and non-equity incentive awards represent a prorated amount based on Mr. Davies date of hire with the Company.

Grants of Plan-Based Awards in Fiscal 2010

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2010.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards		Grant Date Fair Value of Option
Name		Threshold	Target	Maximum		Options	($/Share)		Awards ($)
John Shackleton	N/A	$150,000	$625,000		$906,250	N/A	$	N/A	$	N/A
Paul McFeeters	N/A	$60,097	$187,806		$253,538	N/A	$	N/A	$	N/A
P. Thomas Jenkins	N/A	$187,807	$586,894		$792,307	N/A	$	N/A	$	N/A
Gordon A. Davies	October 29, 2009	$31,301	$97,817		$132,052	75,000		$37.33		$978,660
Dave Wareham (3)	N/A	$38,730	$238,340	$	N/A	N/A	$	N/A	$	N/A

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying	Grant Date Fair Value of Stock
Name		Threshold	Target	Maximum	Options	Awards ($)
John Shackleton	March 31, 2010	$1,159,592	$2,319,184	$3,478,776	N/A	$2,697,644
Paul McFeeters	March 31, 2010	$268,543	$537,085	$805,628	N/A	$624,731
P. Thomas Jenkins	March 31, 2010	$1,007,048	$2,014,096	$3,021,144	N/A	$2,342,770
Gordon A. Davies	March 31, 2010	$223,795	$447,589	$671,384	N/A	$520,628
Dave Wareham	March 31, 2010	$229,213	$598,425	$897,638	N/A	$696,077

(1)	Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2010. For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Short-Term Incentives” above.
(2)	For further information regarding our options granting procedures, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Long-Term Incentives—Stock Options” above.
(3)	Two of Mr. Wareham’s performance objectives do not have a maximum cap. For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Short-Term Incentives” above
(4)	Represents the threshold, target and maximum estimated payouts under our Fiscal 2010 LTIP. For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Long-Term Incentives—LTIP” above.

Outstanding Equity Awards at End of Fiscal 2010

The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2010.

		Option Awards				Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John Shackleton	August 19, 2003	80,000	—	17.04	August 19, 2013
	December 9, 2004	55,000	—	16.92	December 9, 2011
	February 12, 2007	27,500	12,500	22.80	February 12, 2014
	August 21, 2008	25,000	75,000	34.50	August 21, 2015
	March 31, 2010					61,779	$2,319,184

Paul McFeeters	June 1, 2006	190,000	50,000	14.02	June 1, 2013
	August 21, 2008	12,500	37,500	34.50	August 21, 2015
	March 31, 2010					14,307	$537,085

P. Thomas Jenkins	December 3, 2001	300,000	—	14.10	December 3, 2011
	August 7, 2002	200,000	—	10.39	August 7, 2012
	December 9, 2004	100,000	—	16.92	December 9, 2011
	February 12, 2007	37,500	12,500	22.80	February 12, 2014
	August 21, 2008	25,000	75,000	34.50	August 21, 2015
	March 31, 2010					53,652	$2,014,096

Gordon A. Davies	October 29, 2009	—	75,000	37.33	October 29, 2016
	March 31, 2010					11,923	$447,589

Dave Wareham	August 21, 2008	3,750	11,250	34.50	August 21, 2015
	March 31, 2010					15,941	$598,425

(1)	Represents each Named Executive Officer’s target number of PSU’s granted pursuant to the Fiscal 2010 LTIP and the market value as of June 30, 2010 based upon the closing price for the Company’s Common Shares as traded on NASDAQ on such date of $37.54
(2)	All options in the table above vest annually over a period of 4 years starting from the time of grant.

Option Exercises in Fiscal 2010

The following table sets forth certain details regarding options exercised in Fiscal 2010 by each of the Named Executive Officers indicated below:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value realized on Exercise (2) ($)
John Shackleton	—	$—
Paul McFeeters	—	$—
P. Thomas Jenkins	—	$—
Gordon A. Davies	—	$—
Dave Wareham	7,500	$216,375

(1)	In Fiscal 2010, none of our Named Executive Officers had stock awards that vested.
(2)	“Value realized upon exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

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

Termination Without Cause

If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following, each of which provides “Just Cause” for termination:

•

The failure by the Named Executive Officer to perform his or her duties according to the terms of his or her employment agreement or to perform in a manner satisfactory to the Board after Open Text has given the Named Executive Officer reasonable notice of this failure as well as a reasonable opportunity to correct this failure; however, any such failure:

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

•

The engagement by the Named Executive Officer in any illegal conduct or any act of dishonesty which benefits the Named Executive Officer at our expense including but not limited to the failure by the Named Executive Officer to:

•	honor his or her fiduciary duties to us; and

•	fulfill his or her duty to act in our best interests;

•	The failure of the Named Executive Officer to abide by the terms of any resolution passed by the Board; or

•	The failure of the Named Executive Officer to abide by our policies, procedures and codes of conduct.

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

Change in the Relationship between Open Text and the Named Executive Officer

If there is a change in the relationship between Open Text and the Named Executive Officer without the Named Executive Officer’s written consent, following a change in control of Open Text, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for Just Cause or due to the death or disability of the Named Executive Officer. Examples of such a change in the relationship between the Named Executive Officer and Open Text are:

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

Amounts Payable Upon Termination or Change of Control

In addition to the amounts payable upon termination of employment as described above, upon the instance of change in control, we are required to make LTIP payments to any participating Named Executive Officer in an amount equal to 50% of the target bonus if the change of control occurs after the commencement of the seventh (7th) month following the LTIP Performance period commencement date (such date, the “LTIP Start Date”) but before the completion of the eighteenth (18th) month following the LTIP Start Date, or 100% of the target bonus if the change of control occurs after the commencement of the nineteenth (19th) month following the LTIP Start Date. Also, in the event of termination by the Company other than for Just Cause as described in “Termination Without Cause” above, the affected Named Executive Officer shall have the right to exercise any options which are vested as of the date of termination at any time within 90 days following such date of termination (such period of time, the “90 Day Period”). Any unvested options which would have otherwise vested during such 90 Day Period shall continue to vest during that period and to the extent any unvested options have vested during such 90 Day Period, the Named Executive Officer shall also be entitled to exercise those options within a rolling 90 day period after the date of vesting of such options, which period will not exceed 180 days following the date of termination. In the instance of a change in control as described in “Change of Control” above, all options outstanding are deemed to vest.

John Shackleton

Upon any instance of termination or change in control described above, we are required to pay Mr. John Shackleton an amount equal to 19 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Shackleton the equivalent of 19 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Shackleton with the employee benefits we provided to Mr. Shackleton immediately prior to the occurrence of the event which triggered our obligation for a period of 19 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 19 months or less from the date of the event which triggered our obligation. In all events, the Company will make all payments to the Executive not later than 2  1/2 months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.

In return for receiving the payments and the benefits described in this section, Mr. Shackleton must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 19 months. Waiver of any breach by Mr. Shackleton of any provision of this agreement may only be made upon the review and approval of the Board.

P. Thomas Jenkins

Upon any instance of termination or change in control described above, we are required to pay Mr. P. Thomas Jenkins an amount equal to 23 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Jenkins the equivalent of 23 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Jenkins the employee benefits we provided to Mr. Jenkins immediately prior to the occurrence of the event which triggered our obligation for a period of 23 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 23 months from the date of the event which triggered our obligation.

In return for receiving the payments and the benefits described in this section, Mr. Jenkins must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 23 months. Waiver of any breach by Mr. Jenkins of any provision of this agreement may only be made upon the review and approval of the Board.

Paul McFeeters, Gordon A. Davies, David Wareham

Upon any instance of termination or change in control described above, we are required to pay each of the other Named Executive Officer’s an amount equal to 12 months salary plus the equivalent of 12 months of variable short-term incentive payment each earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide each of them with the employee benefits we provided to them immediately prior to the occurrence of the event which triggered our obligation and for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.

In return for receiving the payments and the benefits described in this section, the Named Executive Officer must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 12 months. Waiver of any breach by the Named Executive Officers of any provision of this agreement may only be made upon the review and approval of the Board.

Quantitative Estimates of Payments upon Termination or Change in Control

Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated

event, assuming that the event occurred on June 30, 2010. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $37.54 per share as reported on the NASDAQ on June 30, 2010, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S dollars using an exchange rate, as of June 30, 2010 of 0.967399

•	Payments in British Pounds included herein are converted to U.S dollars using an exchange rate, as of June 30, 2010 of 1.509722

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2010; and

•	Payment under the LTIP is calculated as though 50% of the 2010 target bonus has vested and 100% of the 2009 target bonus has vested; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2010, plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2010, plus

•	with respect only to a change in control in the ownership of Open Text, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	LTIP ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
John Shackleton	Termination Without Cause	791,667	989,583	—	3,331,850	29,398	5,142,498
	Change in Control/ Relationship	791,667	989,583	2,659,592	3,668,100	29,398	8,138,340

Tom Jenkins	Termination Without Cause	927,090	1,158,863	—	15,228,750	34,440	17,349,143
	Change in Control/ Relationship	927,090	1,158,863	2,458,146	15,565,000	34,440	20,143,539

Paul McFeeters	Termination Without Cause	386,959	96,135	—	4,544,800	—	5,027,894
	Change in Control/ Relationship	386,959	96,135	752,241	5,796,800	—	7,032,135

Gordon A. Davies	Termination Without Cause	362,774	71,245	—	—	—	434,019
	Change in Control/ Relationship	362,774	71,245	223,795	15,750	—	673,564

Dave Wareham	Termination Without Cause	301,944	198,239	—	22,800	23,313	546,296
	Change in Control/ Relationship	301,944	198,239	721,935	45,600	23,313	1,291,031

Director Compensation for Fiscal 2010

The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2010.

	Fees earned or paid in cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (4)	$80,375	$24,500	$99,977	—	N/A	—		$204,852
Brian Jackman (5)	$70,500	N/A	$99,977	—	N/A	—		$170,477
Stephen Sadler (6)	$45,000	$58,850	$—	—	N/A	$583,000	(12)	$686,850
Michael Slaunwhite (7)	$43,250	$28,750	$99,977	—	N/A	—		$171,977
Gail E. Hamilton (8)	$70,000	N/A	$99,977	—	N/A	—		$169,977
Katharine B. Stevenson (9)	$72,000	$58,850	$—	—	N/A	—		$130,850
Deborah Weinstein (10)	$17,820	$36,180	$99,977	—	N/A	—		$153,977
H. Garfield Emerson (11)	$10,500	N/A	$—	—	N/A	—		$10,500

(1)	Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of common stock equivalent units under our Directors’ Deferred Share Unit Plan (DSU Plan) based on the value of the Company’s shares as of the date fees would otherwise be paid. The DSU Plan became effective February 2, 2010, is available to any non-employee director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. An eligible director’s DSU’s will vest at the date of the Company’s next annual general meeting.
(2)	In Fiscal 2010, Messrs. Fowlie, Sadler, and Slaunwhite and Mses. Stevenson and Weinstein, received 508, 1,220, 598, 1,220 and 753 DSU’s, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(3)	In Fiscal 2010, each director, with the exception of Mr. Emerson, Mr. Sadler and Ms Stevenson were awarded options for 6,100 common shares. Mr. Sadler and Ms. Stevenson elected to receive DSU’s instead of option awards. Mr. Emerson was no longer a director with the Company at the time the awards were granted. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see Note 11 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(4)	As of June 30, 2010 Mr. Fowlie holds 64,400 options and 508 DSU’s.
(5)	As of June 30, 2010 Mr. Jackman holds 52,400 options.
(6)	As of June 30, 2010 Mr. Sadler holds 82,300 options and 1,220 DSU’s.
(7)	As of June 30, 2010 Mr. Slaunwhite holds 106,400 options and 598 DSU’s.
(8)	As of June 30, 2010 Ms. Hamilton holds 40,400 options.
(9)	As of June 30, 2010 Ms. Stevenson holds 10,300 options and 1,220 DSU’s
(10)	As of June 30, 2010 Ms. Weinstein holds 6,100 options outstanding and 753 DSU’s. Ms. Weinstein became a director in December 2009.
(11)	As of December 3, 2009 Mr. Emerson no longer serves as a member of the Board. His term ended in the normal course. All compensation Mr. Emerson earned in our first half of Fiscal 2010 was for his role as a non-employee director.
(12)	During Fiscal 2010, Mr. Stephen Sadler received $583,000 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. The material terms of our director compensation arrangements are as follows:

Description	Amount and frequency of payment

Annual retainer fee payable to each non-employee director	$45,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Independent Lead Director	$10,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.

Unlike the scheduled fee arrangements set forth above, equity awards are made to non-management directors on a discretionary basis by the Board. As with its employees, the Company believes that granting compensation to directors in the form of equity promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. Historically, grants have been made solely in the form of stock options which vest over one year until the Company’s next Annual General Meeting. Effective February 2, 2010, the Board adopted the DSU Plan, which is available to any non-employee director of the Company. As a result, in Fiscal 2010, certain directors elected to receive DSU’s instead of stock options and as well directors were offered the opportunity to elect to receive DSU’s in lieu of stock options and fees otherwise payable in cash.

Compensation Committee Interlocks and Insider Participation

Prior to December 2009, the members of our Compensation Committee included Ms. Hamilton, Mr. Jackman and Mr. Emerson. Post December 2009, the members of our Compensation Committee consists of Ms. Hamilton, Mr. Jackman and Ms. Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire Board) one of whose executive officers served as a director of ours.

Board’s Role in Risk Oversight

Although the Board as a whole has responsibility for risk oversight, the Board exercises its oversight of our risk management policies and practices primarily through its committees, which activities include reporting back to the Board on risk oversight.

The Audit Committee oversees risks related to our accounting, financial statements and financial reporting process.

The Compensation Committee oversees risks which may be associated with our compensation policies, practices and programs, in particular with respect to our executive officers. The Compensation Committee assesses such risks with the review and assistance of the Company’s management and the Compensation Committee’s external compensation consultants.

The Corporate Governance and Nominating Committee monitors risk and potential risks with respect to the effectiveness of the Board, and considers aspects such as director succession, Board composition and the principal policies that guide the Company’s overall corporate governance.

The members of each of the Audit Committee, Compensation Committee, and the Corporate Governance and Nominating Committee are all “independent” Directors within the meaning ascribed to it in Multilateral Instrument 52-110—Audit Committees as well as the listing standards of the NASDAQ, and, in the case of the Audit Committee, the additional independence requirements set out by the SEC.

All of our directors are kept informed of our business through open discussions with our management team, including our two management directors. The Board also receives documents, such as quarterly and periodic management reports and financial statements, as well our directors have access to all books, records and reports upon request, and members of management are available at all times to answer any questions which Board members may have.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 30, 2010 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and nominee for director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2010. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts, 02109	7,459,372	13.13%

Ameriprise Financial Inc. (1) 145 Ameriprise Financial Center Minneapolis, MN 55474	4,111,815	7.24%

Greystone Managed Investments Inc. (1) 300-1230 Blackfoot Drive Regina, Saskatchewan, Canada S4S 7G4	3,323,719	5.85%

McLean Budden Limited. (1) 145 King Street West, 25th Floor, Toronto, Ontario	5,667,900	9.97%

P. Thomas Jenkins (2)	1,584,340	2.72%

John Shackleton (3)	289,515	*

Stephen J. Sadler (4)	364,800	*

Michael Slaunwhite (5)	108,700	*

Randy Fowlie (6)	89,800	*

Brian J. Jackman (7)	58,300	*

Gail E. Hamilton (8)	34,300	*

Katharine B. Stevenson (9)	13,400	*

Deborah Weinstein	—	*

Paul McFeeters (10)	217,000	*

David Wareham (11)	7,500	*

Gordon A. Davies	—	*

All executive officers and directors as a group (12)	2,788,121	4.78%

*	Less than 1%
(1)	Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total beneficial shares outstanding as of June 30, 2010.
(2)	Includes 896,840 Common Shares owned, options for 662,500 Common Shares which are exercisable, and options for 25,000 Common Shares which will become exercisable within 60 days of June 30, 2010.

(3)	Includes 77,015 Common Shares owned, options for 187,500 Common Shares which are exercisable, and options for 25,000 Common Shares which will become exercisable within 60 days of June 30, 2010.
(4)	Includes 282,500 Common Shares owned and options for 82,300 Common Shares which are exercisable.
(5)	Includes 8,400 Common Shares owned and options for 100,300 Common Shares which are exercisable.
(6)	Includes 31,500 Common Shares owned and options for 58,300 Common Shares which are exercisable.
(7)	Includes 12,000 Common Shares owned and options for 46,300 Common Shares which are exercisable.
(8)	Includes options for 34,300 Common Shares which are exercisable.
(9)	Includes 3,100 Common Shares owned and options for 10,300 Common Shares which are exercisable.
(10)	Includes 2,000 Common Shares owned, options for 202,500 Common Shares which are exercisable, and options for 12,500 Common Shares which will become exercisable within 60 days of June 30, 2010.
(11)	Includes options for 3,750 Common Shares which are exercisable and options for 3,750 Common Shares which will become exercisable within 60 days of June 30, 2010.
(12)	Includes 1,313,821 Common Shares owned, options for 1,398,050 Common Shares which are exercisable and options for 76,250 Common Shares which will become exercisable within 60 days of June 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During Fiscal 2010, Mr. Stephen Sadler received approximately $0.6 million in consulting fees from Open Text, inclusive of bonus fees aggregating $480,000, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services

The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP for Fiscal 2010 and Fiscal 2009 were:

Audit Fees

Audit fees were $1.8 million, for Fiscal 2010 and $1.7 million for Fiscal 2009. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were approximately $0.2 million for Fiscal 2010 and $0.2 million for Fiscal 2009. Audit-related fees include (a) services related to statutory audits where applicable, and (b) review of filings with the SEC.

Tax Fees

The total fees for tax services were approximately $0.3 million for Fiscal 2010 and $0.3 million for Fiscal 2009. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other Fees

Not applicable for Fiscal 2010 and Fiscal 2009.

Pre-Approval Policy

Open Text’s Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit service that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2010 and Fiscal 2009 have been pre-approved by the Audit Committee.

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

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Open Text Corporation, Open Text Inc., Oasis Merger Corporation and Captaris Inc., dated September 3, 2008. (18)

2.2	Agreement and Plan of Merger dated as of May 5, 2009 by and among Open Text Corporation, Scenic Merger Corporation and Vignette Corporation. (19)

3.2	Articles of Amalgamation of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	By-law No. 1 of the Company. (1)

3.5	Articles of Amendment of the Company. (1)

3.6	By-law No. 2 of the Company. (1)

3.7	By-law No. 3 of the Company. (1)

3.8	Articles of Amalgamation of the Company. (1)

3.9	Articles of Amalgamation of the Company, dated July 1, 2001. (2)

3.10	Articles of Amalgamation of the Company, dated July 1, 2002. (3)

3.11	Articles of Amalgamation of the Company, dated July 1, 2003. (4)

3.12	Articles of Amalgamation of the Company, dated July 1, 2004. (5)

3.13	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.14	Open Text Corporation By-law, dated December 15, 2005. (7)

3.15	Articles of Continuance of the Company, dated December 29, 2005. (7)

Exhibit Number	Description of Exhibit
4.1	Form of Common Share Certificate. (1)

4.2	Amended and Restated Shareholders Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 6, 2007 (amending and restating the Shareholder Rights Plan Agreement dated as of November 1, 2004 filed as an exhibit to Open Text’s Current Report on Form 8-K, as filed with the SEC on November 12, 2004). (8)

10.5	Amendment to Agreement, dated June 27, 1997 between INSO Corporation and the Company. (9)

10.6	1998 Stock Option Plan. (10)

10.9*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (12)

10.10*	Indemnity Agreement with Peter Lipps dated August 19, 2005. (12)

10.11	2004 Employee Stock Option Plan. (12)

10.12	Artesia Stock Option Plan. (12)

10.13	Vista Stock Option Plan. (12)

10.14*	Employment Agreement, dated September 23, 2005 between P. Thomas Jenkins and the Company. (12)

10.15*	Employment Agreement, dated September 23, 2005 between John Shackleton and the Company. (12)

10.20	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (13)

10.21*	Employment Agreement, dated May 3, 2006 between Paul J. McFeeters and the Company. (14)

10.22*	Employment Agreement, dated June 30, 2006 between Kirk Roberts and the Company. (15)

10.23*	Employment Agreement, dated June 30, 2006 between Tony Preston and the Company. (15)

10.24*	Employment Agreement, dated July 17, 2006 between John Wilkerson and the Company. (15)

10.25	Arrangement Agreement between the Company, 6575064 Canada Inc., and Hummingbird Ltd., dated August 4, 2006. (15)

10.26*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (15)

10.27*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (16)

10.28	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (17)

10.29	Second Amendment to the Credit Agreement between Open Text Corporation and Royal Bank of Canada and others, dated September 24, 2009. (20)

10.30*	(Revised) Employment Agreement, dated July 1, 2009 between John Wilkerson and the Company. (21)

10.31*	Severance Agreement, dated December 4, 2009 between Kirk Roberts and the Company. (22)

10.32	Open Text Corporation Directors’ Deferred Share Unit Plan effective February 2, 2010. (23)

10.33*	Employment Agreement dated September 8, 2009 between Gordon A. Davies and the Company.

10.34*	Revised employment Agreement dated April 2, 2009 between Dave Wareham and the Company.

21.1	List of the Company’s Subsidiaries as of June 30, 2010.

Exhibit Number	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

101.REF	XBRL taxonomy extension reference linkbase

*	Indicates management contract relating to compensatory plans or arrangements.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 27, 2009, and incorporated herein by reference.
(9)	Filed as an Exhibit in the Company’s Report on Form 8-K, as filed with the SEC on June 16, 1998 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(13)	Filed as an Exhibit in the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2006 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.
(19)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.
(20)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 30, 2009 and incorporated herein by reference.
(21)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on October 28, 2009 and incorporated herein by reference.
(22)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 4, 2010 and incorporated herein by reference.
(23)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation:

We have audited the accompanying consolidated balance sheets of Open Text Corporation and subsidiaries as of June 30, 2010 and June 30, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three -year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the requirements of FASB ASC Topic 805 “Business Combinations” (ASC Topic 805), as of July 1, 2009, the provisions of FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”, as of July 1, 2009 and the provisions of FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” as of January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 20, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated August 20, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 20, 2010

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	June 30, 2010	June 30, 2009
ASSETS
Cash and cash equivalents	$326,192	$275,819
Accounts receivable trade, net of allowance for doubtful accounts of $4,868 as of June 30, 2010 and $4,208 as of June 30, 2009 (note 3)	132,143	115,802
Income taxes recoverable (note 12)	44,509	4,496
Prepaid expenses and other current assets	21,086	18,172
Deferred tax assets (note 12)	15,714	20,621

Total current assets	539,644	434,910
Investments in marketable securities	—	13,103
Capital assets (note 4)	54,286	45,165
Goodwill (note 5)	671,624	576,111
Acquired intangible assets (note 6)	328,193	315,048
Deferred tax assets (note 12)	27,405	69,877
Other assets (note 7)	44,454	13,064
Long-term income taxes recoverable (note 12)	48,418	39,958

Total assets	$1,714,024	$1,507,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$119,604	$116,992
Current portion of long-term debt (note 10)	15,486	3,449
Deferred revenues	219,752	189,397
Income taxes payable (note 12)	39,666	10,356
Deferred tax liabilities (note 12)	28,384	508

Total current liabilities	422,892	320,702
Long-term liabilities:
Accrued liabilities (note 8)	15,755	21,099
Pension liability (note 9)	15,888	15,803
Long-term debt (note 10)	285,026	299,234
Deferred revenues	10,085	7,914
Long-term income taxes payable	64,699	47,131
Deferred tax liabilities (note 12)	13,459	108,889

Total long-term liabilities	404,912	500,070
Shareholders’ equity:
Share capital (note 11)
56,825,995 and 52,716,751 Common Shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively; Authorized Common Shares: unlimited	602,868	457,982
Additional paid-in capital	61,298	52,152
Accumulated other comprehensive income	44,021	71,851
Retained earnings	192,033	104,479
Treasury stock, at cost (307,579 and nil shares, respectively at June 30, 2010 and June 30, 2009)	(14,000)	—

Total shareholders’ equity	886,220	686,464

Total liabilities and shareholders’ equity	$1,714,024	$1,507,236

Guarantees and contingencies (note 16)

Related party transactions (note 20)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

	Year ended June 30,
	2010	2009	2008
Revenues:
License	$238,074	$229,818	$219,103
Customer support	507,452	405,310	363,580
Service and other	166,497	150,537	142,849

Total revenues	912,023	785,665	725,532

Cost of revenues:
License	16,922	16,204	15,415
Customer support	83,741	68,902	58,764
Service and other	135,396	118,998	117,037
Amortization of acquired technology-based intangible assets	60,472	47,733	41,515

Total cost of revenues	296,531	251,837	232,731

Gross profit	615,492	533,828	492,801

Operating expenses:
Research and development	129,378	116,164	107,206
Sales and marketing	198,208	186,533	172,873
General and administrative	83,295	73,842	69,985
Depreciation	17,425	12,012	12,017
Amortization of acquired customer-based intangible assets	35,940	33,259	30,759
Special charges (recoveries) (note 13)	43,666	14,434	(418)

Total operating expenses	507,912	436,244	392,422

Income from operations	107,580	97,584	100,379

Other expense, net (note 18)	(8,349)	(3,238)	(1,521)
Interest expense, net	(10,366)	(13,620)	(22,859)

Income before income taxes	88,865	80,726	75,999
Provision for income taxes (note 12)	1,311	23,788	22,993

Net income for the year	$87,554	$56,938	$53,006

Net income per share—basic (note 19)	$1.56	$1.09	$1.04

Net income per share—diluted (note 19)	$1.53	$1.07	$1.01

Weighted average number of Common Shares outstanding—basic	56,280	52,030	50,780

Weighted average number of Common Shares outstanding—diluted	57,385	53,271	52,604

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Comprehensive Income	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Shares	Amount
Balance as of June 30, 2007		50,180	$426,188	—	$—	$35,311	$(5,465)	$68,034	$524,068
Issuance of Common Shares
Under employee stock option plans	—	942	11,558	—	—	—	—	—	11,558
Under employee stock purchase plans	—	30	725	—	—	—	—	—	725
Stock compensation	—	—	—	—	—	3,789	—	—	3,789
Income tax effect related to stock options exercised	—	—	—	—	—	230	—	—	230
Comprehensive income:
Foreign currency translation adjustment	$42,341	—	—	—	—	—	—	42,341	42,341
Change in actuarial gain (loss) relating to defined benefit pension plans	444	—	—	—	—	—	—	444	444
Net income for the year	53,006	—	—	—	—	—	53,006	—	53,006

Total comprehensive income	95,791

Balance as of June 30, 2008		51,152	438,471	—	—	39,330	47,541	110,819	636,161
Issuance of Common Shares
Under employee stock option plans	—	1,539	18,727	—	—	—	—	—	18,727
Under employee stock purchase plans	—	26	784	—	—	—	—	—	784
Stock compensation	—	—	—	—	—	5,032	—	—	5,032
Income tax effect related to stock options exercised	—	—	—	—	—	7,790	—	—	7,790
Comprehensive income:
Foreign currency translation adjustment	(44,944)	—	—	—	—	—	—	(44,944)	(44,944)
Change in actuarial gain (loss) relating to defined benefit pension plan	813	—	—	—	—	—	—	813	813
Unrealized gain on cash flow hedges	990	—	—	—	—	—	—	990	990
Unrealized holding gain on available-for-sale securities, net of tax	4,173	—	—	—	—	—	—	4,173	4,173
Net income for the year	56,938	—	—	—	—	—	56,938	—	56,938

Total comprehensive income	17,970

Balance as of June 30, 2009		52,717	457,982	—	—	52,152	104,479	71,851	686,464
Issuance of Common Shares
Under employee stock option plans	—	474	8,941	—	—	—	—	—	8,941
Under employee stock purchase plans	—	27	997	—	—	—	—	—	997
In connection with acquisitions	—	3,608	134,948	—	—	—	—	—	134,948
Stock compensation	—	—	—	—	—	8,003	—	—	8,003
Income tax effect related to stock options exercised	—	—	—	—	—	1,143	—	—	1,143
Purchase of treasury stock	—	—	—	(308)	(14,000)	—	—	—	(14,000)
Comprehensive income:
Foreign currency translation adjustment	(20,393)	—	—	—	—	—	—	(20,393)	(20,393)
Change in actuarial gain (loss) relating to defined benefit pension plan	(2,274)	—	—	—	—	—	—	(2,274)	(2,274)
Release of unrealized gain on cash flow hedges	(990)	—	—	—	—	—	—	(990)	(990)
Release of unrealized gain on available for sale securities	(4,173)	—	—	—	—	—	—	(4,173)	(4,173)
Net income for the year	87,554	—	—	—	—	—	87,554	—	87,554

Total comprehensive income	$59,724

Balance as of June 30, 2010		56,826	$602,868	(308)	$(14,000)	$61,298	$192,033	$44,021	$886,220

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income for the year	$87,554	$56,938	$53,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,837	93,004	84,291
In-process research and development	—	121	500
Share-based compensation expense	9,765	5,032	3,789
Excess tax benefits from share-based compensation	(1,143)	(8,631)	(1,079)
Pension expense	211	1,377	—
Amortization of debt issuance costs	1,390	1,099	1,220
Unrealized (gain) loss on financial instruments	(878)	(1,682)	3,178
Loss on sale and write down of capital assets	136	130	—
Release of unrealized gain on marketable securities to income	(4,353)	—	—
Deferred taxes	(24,219)	(9,914)	(24,326)
Impairment and other non cash charges	577	223	—
Changes in operating assets and liabilities:
Accounts receivable	24,521	43,761	(5,626)
Prepaid expenses and other current assets	(814)	(3,080)	(168)
Income taxes	5,066	23,274	12,600
Accounts payable and accrued liabilities	(11,340)	(15,999)	3,566
Deferred revenue	3,077	(6,861)	33,751
Other assets	(23,196)	(2,622)	1,274

Net cash provided by operating activities	180,191	176,170	165,976
Cash flows from investing activities:
Additions of capital assets-net	(19,314)	(12,150)	(6,895)
Purchase of Burntsand Inc., net of cash acquired	(8,163)	—	—
Purchase of Nstein Technologies Inc., net of cash acquired	(20,370)	—	—
Purchase of New Generation Consulting Inc.	(3,500)	—	—
Purchase of Vignette Corporation, net of cash acquired	(90,600)	—	—
Purchase of Vizible Corporation	—	(850)	—
Purchase of Captaris Inc., net of cash acquired	—	(101,033)	—
Purchase of eMotion LLC, net of cash acquired	(556)	(3,635)	—
Purchase of a division of Spicer Corporation	—	(11,437)	—
Purchase consideration for prior period acquisitions	(12,843)	(22,794)	(21,522)
Investments in marketable securities	—	(8,930)	—
Maturity of short-term investments	45,525	—	—

Net cash used in investing activities	(109,821)	(160,829)	(28,417)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	1,143	8,631	1,079
Proceeds from issuance of Common Shares	9,971	19,593	12,272
Purchase of Treasury Stock	(14,000)	—	—
Repayment of long-term debt	(3,485)	(3,426)	(63,616)
Debt issuance costs	(1,024)	—	(349)

Net cash provided by (used in) financing activities	(7,395)	24,798	(50,614)
Foreign exchange gain (loss) on cash held in foreign currencies	(12,602)	(19,236)	17,992
Increase in cash and cash equivalents during the year	50,373	20,903	104,937
Cash and cash equivalents at beginning of the year	275,819	254,916	149,979

Cash and cash equivalents at end of the year	$326,192	$275,819	$254,916

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consideration

The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Burntsand Inc. (Burntsand), with effect from May 27, 2010, Nstein Technologies Inc. (Nstein), with effect from April 1, 2010, and Vignette Corporation (Vignette), with effect from July 22, 2009 (see Note 14).

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

Basis of Presentation

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification has become the single source of authoritative non-government U.S GAAP, superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative U.S. GAAP. All other U.S. GAAP literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our first quarter of Fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

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

Business combinations

In Fiscal 2010, we adopted Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (ASC Topic 805), which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

As a result of adopting the revised accounting guidance provided for by ASC Topic 805 as of the beginning of Fiscal 2010, certain of our policies differ when accounting for acquisitions in Fiscal 2010 and future periods in comparison to the accounting for acquisitions in Fiscal 2009 and prior periods, including:

•	The direct transaction costs associated with the business combination are expensed as incurred (prior to Fiscal 2010, direct transaction costs were included as a part of the purchase price);

•

The costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to Fiscal 2010, these restructuring and exit costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•

Changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to Fiscal 2010, any such changes were generally included as a part of the purchase price allocation indefinitely).

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC Topic 420, “Exit or Disposal Cost Obligations” (ASC Topic 420), and, as noted above, are accounted for separately from the business combination.

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information relating to facts and circumstances that existed at acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period or if they relate to facts and circumstances that do not exist at acquisition date, are recorded in our provision for income taxes in our Consolidated Statement of Income.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

ASC Topic 350 “Intangibles—Goodwill and Other” (ASC Topic 350) requires the carrying amounts of these assets be periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The goodwill impairment analysis is comprised of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We allocate goodwill to reporting units on a geographical basis comprising of three reporting segments: North America, Europe, and “Other”; “Other” primarily consists of Australia, Japan, Singapore and the United Arab Emirates. The primary valuation method selected was the income approach (discounted cash flow) to estimate the fair value of the reporting units and have also considered the market approach to test the reasonableness of the conclusions reached through the primary approach. Significant management judgment is required in the forecasting of future operating results and related assumptions that are used in the preparation of the projected discounted cash flows. Should different conditions prevail, material write-downs of net intangible assets could occur. There have been no significant changes in management’s valuation assumptions from the prior year assessment. The fair value of the reporting units have been determined based upon the present value of future cash flows for each of the reporting units and based upon a discount rate that represents a risk adjusted rate of return. For this purpose we have used a discount rate of 11% based upon our estimate of the weighted average cost of our capital.

Our annual impairment analysis of goodwill was performed as of April 1, 2010. The analysis indicated that carrying values were substantially above their fair values and therefore there was no impairment for goodwill in any of our reporting units during Fiscal 2010. (No impairments were recorded for Fiscal 2009 and Fiscal 2008).

Impairment of long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment” (ASC Topic 360). We test long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. We have not recorded any impairment charges for long-lived assets during Fiscal 2009 and Fiscal 2008. During Fiscal 2010 we recorded an impairment charge to intangible assets of $0.3 million. See Note 13 for further details.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2010 and 2009.

Asset retirement obligations

We account for asset retirement obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations” (ASC Topic 410), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. ASC Topic 410 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Revenue recognition

a) License revenues

We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) issued by the American Institute of Certified Public Accountants (AICPA) in October 1997, as amended by SOP 98-9 issued in December 1998.

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

Our multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (PCS) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience, from our existing worldwide base. Our multiple element sales arrangements generally include irrevocable rights for the customer to renew PCS after the bundled term ends. The customer is not subject to any economic or other penalty for failure to renew. Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The exercised renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement, although an adjustment to reflect consumer price changes is not uncommon.

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

We also enter into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases, the proportional performance method is applied to recognize revenue.

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

Deferred revenue

Deferred revenue primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months after the signing of the agreement.

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, “Software-Revenue Recognition” (ASC Topic 985-606), we recognize revenue from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35), after evaluating for separation of any non-ASC Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25).

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

Research and development costs

Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed are expensed as incurred unless they meet the criteria for deferral and amortization, as described in ASC Topic 985-20, “Costs of Software to be Sold, Leased, or Marketed” (ASC Topic 985-20). In accordance with ASC Topic 985-20, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers. In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (ASC Topic 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income (see Note 12 for more details).

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

Foreign currency translation

Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenue and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense)” (For details see Note 18).

Restructuring charges

We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (ASC Topic 420). ASC Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to ASC Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. For details, see Note 13.

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”.

Net income per share

Basic net income per share is computed using the weighted average number of Common Shares outstanding including contingently issuable shares where the contingency has been resolved. Diluted net income per share is computed using the weighted average number of Common Shares and stock equivalents outstanding using the treasury stock method during the year (for details see Note 19).

Share-based payment

We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (ASC Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known. For details, see Note 11.

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense is accounted for in accordance with ASC Topic 715, “Compensation—Retirement Benefits” (ASC Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders’ equity”), respectively, on the balance sheet. See Note 9 for details relating to our pension plans.

Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included in Emerging Issues Task Force Issue no. 00-21, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. Additionally, in October 2009 the FASB also issued Accounting Standards Update 2009-14 (ASC Topic 985): “Certain Revenue Arrangements that Include Software Arrangements” (ASU 2009-14). ASU 2009-14 focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 (previously included in AICPA Statement of Position no. 97-2, “Software Revenue Recognition”) and those that are not. ASU 2009-14 removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. Both of these updates are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted these updates beginning July 1, 2010 and the adoption thereof is not expected to have a material impact on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted ASU 2009-05 in our first quarter of Fiscal 2010 and its adoption did not have a material impact on our consolidated financial statements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 includes certain additional disclosures about the different classes of assets and liabilities measured at fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. We adopted this new accounting standards update in our third quarter of Fiscal 2010 and the adoption thereof did not have a material impact on our consolidated financial statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2007	$2,089
Bad debt expense for the year	2,855
Write-off /adjustments	(970)

Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the year	4,562
Write-off /adjustments	(4,328)

Balance of allowance for doubtful accounts as of June 30, 2009	4,208
Bad debt expense for the year	4,683
Write-off /adjustments	(4,023)

Balance of allowance for doubtful accounts as of June 30, 2010	$4,868

Included in accounts receivable are unbilled receivables in the amount of $11.7 million as of June 30, 2010 (June 30, 2009 – $7.0 million).

NOTE 4—CAPITAL ASSETS

	As of June 30, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$13,600	$9,197	$4,403
Office equipment	6,542	5,630	912
Computer hardware	89,191	73,789	15,402
Computer software	31,244	24,047	7,197
Leasehold improvements	23,679	13,570	10,109
Buildings*	18,399	2,136	16,263

	$182,655	$128,369	$54,286

	As of June 30, 2009
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,472	$7,677	$3,795
Office equipment	8,696	7,674	1,022
Computer hardware	77,813	66,118	11,695
Computer software	28,094	20,679	7,415
Leasehold improvements	19,662	13,074	6,588
Building	16,163	1,513	14,650

	$161,900	$116,735	$45,165

*	Included in the cost of the building is an amount which relates to the Company’s construction of a new building in Waterloo, Ontario, Canada. Additions to the building amounted to $0.3 million during the year ended June 30, 2010. Construction of the building is in progress and therefore depreciation has not yet commenced.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2008:

Balance, June 30, 2008	$564,648
Acquisition of Vizible Corporation (note 14)	253
Acquisition of Captaris Inc. (note 14)	65,508
Acquisition of a division of Spicer Corporation (note 14)	4,791
Adjustments relating to prior acquisitions*	(33,120)
Adjustments on account of foreign exchange	(25,969)

Balance, June 30, 2009	576,111
Acquisition of Burntsand Inc. (note 14)	5,485
Acquisition of New Generation Consulting Inc. (note 14)	3,062
Acquisition of Nstein Technologies Inc. (note 14)	3,282
Acquisition of Vignette Corporation (note 14)	109,956
Adjustments relating to prior acquisitions**	(751)
Adjustments on account of foreign exchange	(25,521)

Balance, June 30, 2010	$671,624

*	Adjustments relating to prior acquisitions relate primarily to: (i) adjustments to plans formulated in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3), relating to employee termination and abandonment of excess facilities and (ii) the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.
**	Adjustments relating to prior acquisitions relate to EITF 95-3 adjustments made in relation to acquisitions consummated prior to the adoption of ASC Topic 805 (pre Fiscal 2010 acquisitions).

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2008	$141,703	$140,121	$281,824
Acquisition of Vizible Corporation (note 14)	374	—	374
Acquisition of Captaris Inc. (note 14)	73,600	32,900	106,500
Acquisition of eMotion LLC (note 14)	2,823	1,411	4,234
Acquisition of a division of Spicer Corporation (note 14)	5,529	1,777	7,306
Purchase of an asset group constituting a business (note 14)	—	2,081	2,081
Amortization expense	(47,733)	(33,259)	(80,992)
Foreign exchange and other impacts	(2,749)	(3,530)	(6,279)

Net book value, June 30, 2009	173,547	141,501	315,048
Acquisition of Burntsand Inc.(note 14)	—	753	753
Acquisition of New Generation Consulting Inc.(note 14)	—	440	440
Acquisition of Nstein Technologies Inc. (note 14)	17,310	2,919	20,229
Acquisition of Vignette Corporation (note 14)	68,200	22,700	90,900
Amortization expense	(60,472)	(35,940)	(96,412)
Impairment of intangible assets (note 13)	(281)	—	(281)
Foreign exchange and other impacts	(308)	(2,176)	(2,484)

Net book value, June 30, 2010	$197,996	$130,197	$328,193

The weighted average amortization period for acquired technology and customer intangible assets is approximately 6 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2011	$96,265
2012	94,018
2013	90,739
2014	31,576
2015 and beyond	15,595

Total	$328,193

NOTE 7—OTHER ASSETS

	As of June 30, 2010	As of June 30, 2009
Debt issuance costs	$4,362	$4,728
Deposits and restricted cash	8,486	4,615
Long-term prepaid expenses and other long-term assets	3,858	3,130
Pension assets	190	591
Deferred charges	27,558	—

	$44,454	$13,064

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining long-term debt used to partially finance our acquisition of Hummingbird Ltd. in 2006 (the Hummingbird acquisition) and are being amortized over the life of the long-term debt. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses. Pension assets relate to defined benefit pension plans for legacy IXOS Software AG (IXOS) employees and directors (see Note 9), recognized under ASC Topic 715, “Compensation—Retirement Benefits”. Deferred charges relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations done as part of an internal reorganization of international subsidiaries in Fiscal 2010 (see Note 12).

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2010	As of June 30, 2009
Accounts payable—trade	$12,247	$15,465
Accrued salaries and commissions	34,062	31,973
Accrued liabilities	53,844	49,527
Amounts payable in respect of restructuring (note 13)	11,498	5,061
Amounts payable in respect of acquisitions and acquisition related accruals	4,417	12,992
Asset retirement obligations	3,536	1,974

	$119,604	$116,992

Long-term accrued liabilities

	As of June 30, 2010	As of June 30, 2009
Amounts payable in respect of restructuring (note 13)	$582	$849
Amounts payable in respect of acquisitions and acquisition related accruals	2,514	7,128
Other accrued liabilities	9,982	7,936
Asset retirement obligations	2,677	5,186

	$15,755	$21,099

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations”. As of June 30, 2010 the present value of this obligation was $6.2 million (June 30, 2009 – $7.2 million), with an undiscounted value of $6.8 million (June 30, 2009 – $8.7 million).

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

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2010.

	Balance June 30, 2009	Initial Accruals	Usage/ Foreign Exchange	Subsequent Adjustments to Goodwill	Balance June 30, 2010
Captaris
Employee termination costs	$4,916	$—	$(4,264)	$(590)	$62
Excess facilities	6,123	—	(2,333)	147	3,937
Transaction-related costs	—	—	(49)	49	—

	11,039	—	(6,646)	(394)	3,999
Hummingbird
Employee termination costs	25	—	(25)	—	—
Excess facilities	1,463	—	(998)	(251)	214
Transaction-related costs	—	—	—	—	—

	1,488	—	(1,023)	(251)	214
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	7,483	—	(4,624)	(196)	2,663
Transaction-related costs	—	—	—	—	—

	7,483	—	(4,624)	(196)	2,663
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	110	—	(55)	—	55
Transaction-related costs	—	—	—	—	—

	110	—	(55)	—	55
Totals
Employee termination costs	4,941	—	(4,289)	(590)	62
Excess facilities	15,179	—	(8,010)	(300)	6,869
Transaction-related costs	—	—	(49)	49	—

	$20,120	$—	$(12,348)	$(841)	$6,931

The following table summarizes the activity with respect to our acquisition accruals during the year ended June 30, 2009.

	Balance June 30, 2008	Initial Accruals	Usage/ Foreign Exchange	Subsequent Adjustments to Goodwill	Balance June 30, 2009
Captaris
Employee termination costs	$—	$9,276	$(6,870)	$2,510	$4,916
Excess facilities	—	3,347	(1,060)	3,836	6,123
Transaction-related costs	—	797	(1,109)	312	—

	—	13,420	(9,039)	6,658	11,039
Division of Spicer Corporation
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	—	262	(240)	(22)	—

	—	262	(240)	(22)	—
Hummingbird
Employee termination costs	310	—	(189)	(96)	25
Excess facilities	4,249	—	(1,991)	(795)	1,463
Transaction-related costs	815	—	(120)	(695)	—

	5,374	—	(2,300)	(1,586)	1,488
IXOS
Employee termination costs	—	—	—	—	—
Excess facilities	15,255	—	(7,772)	—	7,483
Transaction-related costs	—	—	(45)	45	—

	15,255	—	(7,817)	45	7,483
Eloquent
Employee termination costs	—	—	—	—	—
Excess facilities	—	—	—	—	—
Transaction-related costs	243	—	(243)	—	—

	243	—	(243)	—	—
Centrinity
Employee termination costs	—	—	—	—	—
Excess facilities	211	—	(101)	—	110
Transaction-related costs	—	—	—	—	—

	211	—	(101)	—	110
Artesia
Employee termination costs	—	—	—	—	—
Excess facilities	24	—	(24)	—	—
Transaction-related costs	—	—	—	—	—

	24	—	(24)	—	—
Totals
Employee termination costs	310	9,276	(7,059)	2,414	4,941
Excess facilities	19,739	3,347	(10,948)	3,041	15,179
Transaction-related costs	1,058	1,059	(1,757)	(360)	—

	$21,107	$13,682	$(19,764)	$5,095	$20,120

The adjustments to goodwill primarily relate to adjustments to amounts accrued for employee termination costs and excess facilities accounted for in accordance with EITF 95-3. The goodwill adjustments relating to amounts accrued for transaction costs are accounted for in accordance with Statement of Financial Accounting Standards No.141, “Business Combinations”, as they relate to acquisitions consummated prior to the adoption of ASC Topic 805 (on July 1, 2009).

NOTE 9—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

On November 1, 2008, the following unfunded defined benefit pension plan and long-term employee benefit obligations were acquired, relating to legacy Captaris employees of a wholly owned subsidiary of Captaris called Captaris Document Technologies GmbH (CDT). As of June 30, 2010 and June 30, 2009, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$15,507	$405	$15,102
CDT Anniversary plan	524	89	435
CDT early retirement plan	351	—	351

Total as of June 30, 2010	$16,382	$494	$15,888

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$14,828	$362	$14,466
CDT Anniversary plan	960	214	746
CDT early retirement plan	591	—	591

Total as of June 30, 2009	$16,379	$576	$15,803

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of June 30, 2010		As of June 30, 2009
Benefit obligation—beginning	$14,828	*	$13,489 **
Service cost	403		349
Interest cost	862		585
Benefits paid	(340)		(134)
Curtailment gain	(308	)***	(271)
Actuarial (gain) loss	2,064		(734)
Foreign exchange (gain) loss	(2,002)		1,544

Benefit obligation—ending	15,507		14,828
Less: current portion	(405)		(362)

Noncurrent portion of benefit obligation	$15,102		$14,466

*	Benefit obligation as of June 30, 2009.
**	Benefit obligation as of November 1, 2008 (date of acquisition).
***	Includes portion charged to the purchase price adjustment in accordance with ASC Topic 715, paragraph 30-15.

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Year ended June 30, 2010	Year ended June 30, 2009
Pension expense:
Service cost	$403	$349
Interest cost	862	585
Curtailment gain	(403)	—

Net pension expense	$862	$934

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan benefit obligations as of June 30, 2010 and June 30, 2009, respectively, we used the following weighted-average key assumptions:

	June 30, 2010	June 30, 2009
Assumptions:
Salary increases	2.25%	2.25%
Pension increases	1.50%	1.50%
Discount rate	5.00%	6.00%

Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	0.00%	0.00%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2011	$405
2012	427
2013	474
2014	524
2015	590
2016 to 2019	3,882

Total	$6,302

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and $0.4 million for the early retirement plan as of June 30, 2010 ($1.0 million and $0.6 million, respectively, as of June 30, 2009).

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

IXOS AG Defined Benefit Plans

Included within “Other Assets” are net pension assets of $0.2 million (June 30, 2009 – $0.6 million) relating to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively (See Note 7 “Other Assets”). The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of June 30, 2010, is $3.3 million (June 30, 2009 – $3.5 million). The fair value of our total pension obligation under the IXOS pension plans as of June 30, 2010 is $3.1 million (June 30, 2009 – $2.9 million).

NOTE 10—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of June 30, 2010	As of June 30, 2009
Long-term debt
Term loan	$288,019	$291,012
Mortgage	12,493	11,671

	300,512	302,683
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,493	456

	15,486	3,449

Long-term portion of long-term debt	$285,026	$299,234

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

Term loan

The term loan has a seven year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to June 30, 2010, we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the year ended June 30, 2010, we recorded interest expense of $7.4 million (June 30, 2009-$11.2 million and June 30, 2008- $21.3 million) relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of June 30, 2010.

For the year ended June 30, 2010, we recorded an expense of $0.2 million (June 30, 2009 – $0.2 million and June 30, 2008 – $0.3 million), on account of stand-by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The original principal amount of the mortgage was Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario, Canada. Interest accrues monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.6 million due on maturity. As of June 30, 2010, the carrying value of the mortgage was $12.5 million (June 30, 2009 – $11.7 million).

As of June 30, 2010, the carrying value of the existing Waterloo building was $15.9 million (June 30, 2009 – $14.7 million).

For the year ended June 30, 2010, we recorded interest expense of $0.6 million (June 30, 2009 – $0.6 million and June 30, 2008 – $0.7 million) relating to the mortgage.

NOTE 11—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

Treasury Stock

During the fourth quarter of Fiscal 2010, we repurchased 307,579 Open Text shares, in the amount of $14.0 million, for the purpose of future reissuance under our Fiscal 2010 Long-term Incentive Plan (LTIP). No such purchases were made during Fiscal 2009 and Fiscal 2008.

As of June 30, 2010 we have not reissued any shares from treasury.

Option Plans

A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	2004 Stock Option Plan	Artesia Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	Hummingbird Option Plan	IXOS Stock Option Plan	Vista Stock Option Plan
Date of inception	Jun-98	Oct-04	Sep-04	Jan-03	Jan-04	Oct-06	Mar-04	Sep-04

Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors	Former employees, and consultants of Vista Inc.

Options granted to date	7,914,290	3,122,100	20,000	414,968	51,000	355,675	210,000	43,500

Options exercised to date	(4,457,680)	(974,850)	—	(395,641)	(3,000)	(18,579)	(57,250)	(19,250)

Options cancelled to date	(2,555,110)	(463,625)	(10,000)	(13,500)	(13,000)	(318,531)	(144,750)	(17,625)

Options outstanding	901,500	1,683,625	10,000	5,827	35,000	18,565	8,000	6,625

Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified

Exercise price range	$8.44 – $31.35	$14.02 – $48.39	$17.99 – $17.99	$13.50 – $13.50	$26.24 – $26.24	$18.36 – $27.75	$26.24 – $26.24	$17.99 – $17.99

Expiration dates	7/31/2010 to 2/3/2016	12/9/2011 to 5/3/2017	9/3/2010 to 9/3/2013	1/28/2013 to 1/28/2013	1/27/2014 to 1/27/2014	10/2/2013 to 10/2/2013	1/27/2014 to 1/27/2014	9/3/2010 to 9/3/2013

The following table summarizes information regarding stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2010	Weighted Average Exercise Price
$ 8.44 – $14.02	500,327	2.46	$12.32	450,327	$12.14
$14.10 – $14.94	317,750	1.48	14.15	317,750	14.15
$14.94 – $17.01	320,775	1.29	16.85	214,525	16.78
$17.04 – $19.85	289,342	2.88	18.53	253,983	18.36
$20.00 – $27.70	273,100	4.47	24.25	230,600	24.40
$27.75 – $31.35	201,098	5.04	29.93	82,456	30.71
$34.50 – $34.75	397,500	4.10	34.51	90,000	34.51
$34.75 – $42.14	218,750	6.13	38.36	18,750	37.22
$43.43 – $48.39	150,500	6.62	44.44	—	—

$ 8.44 – $48.39	2,669,142	3.43	$23.55	1,658,391	$18.20

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Year ended June 30,
	2010		2009	2008
Stock options	$7,293	*	$5,032	$3,789
Restricted stock units (legacy Vignette employees)	869		—	—
Deferred stock units (Directors)	127		—	—
Performance stock units (Fiscal 2010 LTIP)	1,476		—	—

Total share-based compensation expense	$9,765		$5,032	$3,789

*	Inclusive of charges of $3.2 million booked to Special charges (see Note 13).

Summary of Outstanding Stock Options

As of June 30, 2010, options to purchase an aggregate of 2,669,142 Common Shares were outstanding and 1,382,345 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day on NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the year ended June 30, 2010 and 2009 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2009	2,828,989	$20.71
Granted	328,000	41.29
Exercised	(474,444)	18.86
Forfeited or expired	(13,403)	24.61

Outstanding at June 30, 2010	2,669,142	$23.55	3.43	$38,589

Exercisable at June 30, 2010	1,658,391	$18.20	2.75	$32,073

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2008	3,763,665	$15.22
Granted	716,100	32.66
Exercised	(1,538,572)	12.17
Forfeited or expired	(112,204)	29.95

Outstanding at June 30, 2009	2,828,989	$20.71	4.27	$44,476

Exercisable at June 30, 2009	1,625,975	$16.64	3.49	$32,173

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (ASC Topic 718), and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Year ended June 30,
	2010	2009	2008
Weighted—average fair value of options granted	$14.26	$12.47	$12.72

Weighted-average assumptions used:
Expected volatility	39%	42%	43%
Risk—free interest rate	2.2%	2.9%	3.9%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.3	4.4	4.4
Forfeiture rate (based on historical rates)	5%	5%	5%

As of June 30, 2010, the total compensation cost related to the unvested stock awards not yet recognized was $7.8 million, which will be recognized over a weighted average period of approximately 2 years.

No cash was used by us to settle equity instruments granted under share-based compensation arrangements.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the year ended June 30, 2010, cash in the amount of $8.9 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2010 from the exercise of options eligible for a tax deduction was $1.9 million, which was recorded as additional paid-in capital.

For the year ended June 30, 2009, cash in the amount of $18.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2009 from the exercise of options eligible for a tax deduction was $8.6 million, which was recorded as additional paid-in capital.

For the year ended June 30, 2008, cash in the amount of $11.6 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2008 from the exercise of options eligible for a tax deduction was $1.1 million, which was recorded as additional paid-in capital.

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the year ended June 30, 2010, we granted 4,299 deferred stock units (DSUs) to certain nonemployee directors (June 30, 2009 – nil, June 30, 2008 – nil). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the date of the Company’s next annual general meeting (expected to be in December, 2010).

During the year ended June 30, 2010 we also granted 307,579 performance stock units (PSUs) under our Fiscal 2010 LTIP (June 30, 2009-nil, June 30, 2008-nil). Awards achieved under the Fiscal 2010 LTIP will be settled over the three year period ending June 30, 2012.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 574,767 Open Text RSAs to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009, and a portion has been allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

Long Term Incentive Plans

On September 10, 2007, our Board of Directors approved the implementation of a LTIP called the “Open Text Corporation Long-Term Incentive Plan”. The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers a three year performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria.

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 will be settled in cash.

Grants made in Fiscal 2009 under the LTIP (LTIP 2) took effect in Fiscal 2009 starting on July 1, 2008. Awards under LTIP 2 may be equal to 100% of the target. We expect to settle LTIP 2 awards in cash.

Grants made in Fiscal 2010 under the LTIP (LTIP 3) took effect in Fiscal 2010 starting on July 1, 2009. Awards under LTIP 3 may be equal to 50%, 100% or 150% of the target. We expect to settle LTIP 3 awards in stock.

Consistent with the provisions of ASC Topic 718, we have measured the fair value of the liability under LTIP 1 and LTIP 2 as of June 30, 2010 and recorded an expense relating to such liability to compensation cost in the amount of $14.2 million for the year ended June 30, 2010 (June 30, 2009 – $3.9 million, June 30, 2008 – $2.2 million). The outstanding liability under the LTIP as of June 30, 2010 was $15.4 million (June 30, 2009 – $6.2 million) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

PSUs granted under LTIP 3 have been measured at fair value, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During Fiscal 2010 an amount of $1.5 million has been charged to share-based compensation expense on account of LTIP 3.

NOTE 12—INCOME TAXES

We operate in several tax jurisdictions. Our income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions which are subject to a wide range of income tax rates.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2010	2009	2008
Domestic income	$44,296	$28,493	$55,385
Foreign income	44,569	52,284	21,112

Income before income taxes*	$88,865	$80,777	$76,497

*	Excludes minority interest of nil, $51,000 and $498,000, respectively, for Fiscal 2010, 2009 and 2008.

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2010	2009	2008
Current income taxes:
Domestic	$2,649	$5,450	$11,874
Foreign	22,881	28,252	35,445

	25,530	33,702	47,319

Deferred income taxes (recoveries):
Domestic	16,001	(60)	2,064
Foreign	(40,220)	(9,854)	(26,390)

	(24,219)	(9,914)	(24,326)

Provision for income taxes	$1,311	$23,788	$22,993

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2010	2009	2008
Expected statutory rate	32.50%	33.25%	34.81%
Expected provision for income taxes	$28,881	$26,858	$26,629
Effect of permanent differences	(2,130)	(4,850)	(2,971)
Effect of foreign tax rate differences	(8,275)	(7,296)	(1,189)
Effect of change in tax rates	(6,768)	(1,540)	(1,603)
Benefit of losses	—	—	(1,082)
Change in valuation allowance	814	6,823	1,809
Difference in tax filings from provision	1,590	177	1,880
Withholding taxes and other items	8,401	3,616	(480)
Impact of internal reorganization of subsidiaries and legal entity reductions	(21,202)	—	—

	$1,311	$23,788	$22,993

As a result of an internal reorganization of our international subsidiaries we recorded a tax recovery of $21.2 million during Fiscal 2010. This initiative was undertaken to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction.

We have approximately $39.7 million of domestic non-capital loss carryforwards. In addition, we have $169.2 million of foreign non-capital loss carryforwards of which $129.9 million have no expiry date. The remainder of the foreign losses expires between 2011 and 2030. In addition, investment tax credits of $25.9 million will expire between 2011 and 2030.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2010	2009
Deferred tax assets
Non-capital loss carryforwards	$63,589	$106,858
Capital loss carryforwards	—	5,993
Undeducted scientific research and development expenses	7,859	11,242
Depreciation and amortization	15,510	22,252
Restructuring costs and other reserves	10,690	13,927
Other	22,923	24,165

Total deferred tax asset	120,571	184,437
Valuation allowance	(63,991)	(81,767)

Deferred tax liabilities
Scientific research and development tax credits	(8,252)	(10,282)
Deferred credits	(861)	(772)
Acquired intangibles	(11,028)	(108,798)
Intercompany debt reserve	(22,418)	—
Other	(12,745)	(1,717)

Deferred tax liabilities	(55,304)	(121,569)

Net deferred tax asset (liability)	$1,276	$(18,899)

Comprised of:
Current assets	$15,714	$20,621
Long-term assets	27,405	69,877
Current liabilities	(28,384)	(508)
Long-term liabilities	(13,459)	(108,889)

	$1,276	$(18,899)

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

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2008	$89,324
Increases on account of current year positions	4,819
Increases on account of prior year positions	2,346
Decreases due to settlements with tax authorities	(201)
Decreases due to lapses of statutes of limitations	(4,935)

Unrecognized tax benefits as of July 1, 2009	91,353
Increases on account of current year positions	540
Increases on account of prior year positions*	22,429
Decreases due to settlements with tax authorities	(671)
Decreases due to lapses of statutes of limitations	(6,153)

Unrecognized tax benefits as of June 30, 2010	$107,498

*	Included in these balances as of June 30, 2010, are acquired balances of $4.4 million, relating to the acquisition of Vignette.

Included in the above tabular reconciliation are unrecognized tax benefits of $42.1 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $65.4 million as of June 30, 2010 ($47.0 million as of June 30, 2009).

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Consolidated Statements of Income. For the year ended June 30, 2010, we recognized interest in the amount of $1.4 million (June 30, 2009 – $1.0 million, June 30, 2008 – $1.1 million) and penalties reversed in the amount of $1.1 million (June 30, 2009 penalties recognized- $0.2 million, June 30, 2008 penalties recognized – $0.4 million). The amount of interest and penalties accrued as of June 30, 2010 was $6.8 million ($4.1 million as of June 30, 2009) and $12.0 million ($9.4 million as of June 30, 2009), respectively. Included in these balances as of June 30, 2010, are accrued interest and penalties of $0.8 million and $0.7 million, respectively, relating to the acquisition of Vignette (see Note 14).

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2010 could increase tax expense in the next 12 months by $4.0 million (June 30, 2009, decrease by $0.2 million), relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

Our three most significant tax jurisdictions are Canada, the United States and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, France, and Spain. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.

NOTE 13—SPECIAL CHARGES (RECOVERIES)

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans. In addition, with effect from July 1, 2009, Special charges also include acquisition-related costs with respect to acquisitions made on or after July 1, 2009.

The following tables summarize total Special charges incurred during the periods indicated below:

	Year ended June 30,
	2010	2009	2008
Fiscal 2010 Restructuring Plan (cash liability portion)	$33,799	$—	$—
Fiscal 2010 Restructuring Plan (share-based compensation expense)	3,164	—	—

Total Fiscal 2010 Restructuring Plan	36,963	—	—
Fiscal 2009 Restructuring Plan	2,878	14,211	—
Other Restructuring Plans*	—	—	(418)
Acquisition-related costs	3,248	—	—
Impairment charges and other impacts	577	223	—

Total special charges (recoveries)	$43,666	$14,434	$(418)

*	Relates to restructuring plans implemented prior to Fiscal 2008.

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan are expected to be approximately $32 million to $40 million, of which $37.0 million has been recorded within Special charges to date. Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

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

A reconciliation of the beginning and ending liability for year ended June 30, 2010 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2009	$—	$—	$—	$—
Accruals and adjustments	28,875	2,274	2,650	33,799
Cash payments	(20,068)	(1,057)	(2,650)	(23,775)
Noncash draw-downs and foreign exchange	(76)	4	—	(72)

Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952

*	Other costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction (see Note 12).

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan).

The total costs incurred in conjunction with the Fiscal 2009 restructuring were $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the years ended June 30, 2010 and June 30, 2009 are shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$2,718	$2,933	$5,651
Accruals and adjustments	2,158	720	2,878
Cash payments	(4,585)	(2,588)	(7,173)
Noncash draw-downs and foreign exchange	38	563	601

Balance as of June 30, 2010	$329	$1,628	$1,957

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2008	$—	$—	$—
Accruals and adjustments	10,250	3,961	14,211
Cash payments	(7,177)	(1,082)	(8,259)
Foreign exchange and other adjustments	(355)	54	(301)

Balance as of June 30, 2009	$2,718	$2,933	$5,651

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

A reconciliation of the beginning and ending liability for the years ended June 30, 2010 and June 30, 2009 are shown below.

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2009	$259
Accruals and adjustments	—
Cash payments	(94)
Noncash draw-downs and foreign exchange	6

Balance as of June 30, 2010	$171

Fiscal 2006 Restructuring Plan	Facility costs
Balance as of June 30, 2008	$906
Accruals and adjustments	—
Cash payments	(560)
Foreign exchange and other adjustments	(87)

Balance as of June 30, 2009	$259

Impairment Charges and Other Impacts

Included within Special charges for the year ended June 30, 2010 is a charge of (i) $0.4 million relating to the write down of certain prepaid royalties in connection with the discontinuance of certain of our product lines, (ii) a charge of $0.5 million, relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities, (iii) a charge of $0.3 million relating to an impairment of intangible assets and (iv) a recovery of $0.5 million relating to a reduction in an asset retirement obligation associated with a facility that has been partially vacated.

Included within Special charges for the year ended June 30, 2009 is a charge of $0.2 million relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities.

NOTE 14—ACQUISITIONS

Fiscal 2010

Burntsand Inc.

On May 27, 2010, we acquired Burntsand Inc. (Burntsand), a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as ECM, Collaboration and Service Management. Burntsand was based in Toronto, Ontario, Canada. We believe the acquisition of Burntsand will complement and enhance our current service offerings to further strengthen our position in the ECM market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Burntsand have been consolidated with those of Open Text beginning May 27, 2010.

The following tables summarize the consideration paid for Burntsand and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$10,792

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2010	$303

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of May 27, 2010 are set forth below:

Current assets (inclusive of cash acquired of $2,629)	$6,627
Long-term assets	813
Intangible customer assets	753
Total liabilities assumed	(2,886)

Total identifiable net assets	5,307
Goodwill	5,485

$10,792

The factors that impact the deductibility of goodwill are currently being assessed.

The fair value of current assets acquired includes accounts receivable with a fair value of $3.3 million. The gross amount receivable was $3.3 million, all of which is expected to be collectible.

The fair value of the acquired intangible customer assets and goodwill is provisional, pending any tax related impacts on the valuations of these items.

The amount of Burntsand’s revenue and net income (loss) included in Open Text’s consolidated statement of operations for the year ended June 30, 2010, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of July 1, 2009 and July 1, 2008, are set forth below:

	Revenue	Net Income (loss)
Actual from May 27, 2010 to June 30, 2010	$1,661	$(513)

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$929,033	$808,449
Net income*	$83,397	$56,742

*	Included within net income for the periods reported above are the estimated amortization charges relating to the preliminary allocated values of intangible assets.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Nstein Technologies Inc.

On April 1, 2010, we acquired Nstein Technologies Inc. (Nstein), a software company based in Montreal, Quebec, Canada. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. We acquired Nstein to leverage and enhance our product offerings. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Nstein have been consolidated with those of Open Text beginning April 1, 2010.

The following tables summarize the consideration paid for Nstein and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Equity consideration paid	$8,548
Cash consideration paid	25,326

Fair value of total consideration transferred	33,874

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2010	$958

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of April 1, 2010 are set forth below:

Current assets (inclusive of cash acquired of $4,956)	$13,602
Long-term assets	10,545
Intangible customer assets	2,919
Intangible technology assets	17,310
Total liabilities assumed	(13,784)

Total identifiable net assets	30,592
Goodwill	3,282

$33,874

The fair value of Common Shares issued as part of the consideration was CAD $48.39 per share, determined based upon the 10 day volume-weighted average price of Open Text’s Common Shares, as traded on the Toronto Stock Exchange, prior to the acquisition date.

The factors that impact the deductibility of goodwill are currently being assessed.

The fair value of current assets acquired includes accounts receivable with a fair value of $5.1 million. The gross amount receivable was $6.0 million, of which $0.9 million was expected to be uncollectible.

The fair value of intangible assets and goodwill is provisional, pending any tax related impacts on the valuations of these items.

The amount of Nstein’s revenue and net income (loss) included in Open Text’s consolidated statement of operations for the year ended June 30, 2010, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of July 1, 2009 and July 1, 2008, are set forth below:

	Revenue	Net Income (loss)
Actual from April 1, 2010 to June 30, 2010	$4,469	$(2,039)

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$925,072	$807,636
Net income*	$81,464	$54,066

*	Included within net income for the periods reported above are the estimated amortization charges relating to the preliminary allocated values of intangible assets.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

New Generation Consulting Inc.

On April 16, 2010 we acquired certain miscellaneous assets and liabilities from New Generation Consulting Inc., in the amount of $4.0 million. Of this amount, $0.5 million has been held back and not paid to the seller, and pending the resolution of certain post closing purchase price adjustments, will be paid in and around the second quarter of Fiscal 2011. Of the total purchase price approximately $3.1 million has been allocated to goodwill, $0.4 million to customer intangible assets and the remainder to certain receivables and liabilities assumed.

Vignette Corporation.

On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content. Pursuant to the terms of the merger agreement, each share of common stock of Vignette (not already owned by Open Text) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one Open Text common share (equivalent to a value of $5.33 as of July 21, 2009). We acquired Vignette to strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Vignette have been consolidated with those of Open Text beginning July 22, 2009.

The following tables summarize the consideration paid for Vignette and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Equity consideration paid	$125,223
Cash consideration paid	182,909

Fair value of total consideration transferred	308,132
Vignette shares already owned by Open Text through open market purchases (at fair value)	13,283

$321,415

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2010	$1,931

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 21, 2009, are set forth below:

Current assets (inclusive of cash acquired of $92,309)	$171,616
Long-term assets	17,484
Intangible customer assets	22,700
Intangible technology assets	68,200
Total liabilities assumed	(68,541)

Total identifiable net assets	211,459
Goodwill	109,956

$321,415

The fair value of Common shares issued as part of the consideration was determined based upon the closing price of Open Text’s common shares on NASDAQ on acquisition date.

The portion of the purchase price allocated to goodwill has been assigned in the ratio of 59%, 35% and 6% to our North America, Europe and Other reporting units, respectively.

The fair value of current assets acquired includes accounts receivable with a fair value of $27.1 million. The gross amount receivable was $28.3 million, of which $1.2 million was expected to be uncollectible.

We recognized a gain of $4.4 million as a result of re-measuring to fair value our investment in Vignette held before the date of acquisition. The gain was recognized in “Other income” in our consolidated financial statements during Fiscal 2010.

The amount of Vignette’s revenue and net income included in Open Text’s consolidated statement of operations for the year ended June 30, 2010, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of July 1, 2009 and July 1, 2008, are set forth below. Non-recurring charges of $11.9 million are included in the unaudited pro forma information. These charges relate primarily to one-time business combination and share-based compensation costs incurred by Vignette prior to our acquisition.

	Revenue	Net Income
Actual from July 22, 2009 to June 30, 2010	$118,100	$4,510

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$918,230	$936,237
Net income*	$70,213	$41,509

*	Included within net income for the periods reported above are the amortization charges relating to the allocated values of intangible assets.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Fiscal 2009

Vizible Corporation.

On April 8, 2009 we acquired Vizible Corporation (Vizible), a Toronto-based privately held maker of digital media interface solutions. We acquired Vizible to help expand our suite of digital asset management solutions. Vizible was acquired prior to the adoption of ASC Topic 805 becoming effective for the Company. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

Total purchase consideration for this acquisition was approximately $0.9 million, of which approximately $0.4 million has been allocated to technology assets, $0.3 million has been allocated to deferred tax assets, and the remainder to goodwill.

Captaris Inc.

On October 31, 2008, we acquired all of the issued and outstanding shares of Captaris, a provider of software products that automate “document-centric” processes. We acquired Captaris to strengthen our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of Captaris have been consolidated with those of Open Text beginning November 1, 2008.

Total consideration for this acquisition was $102.1 million, which consisted of $101.0 million in cash, net of cash acquired, and approximately $1.1 million of direct acquisition related costs.

Purchase Price Allocation

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

Current assets (net of cash acquired of $30,043)	$28,971
Long-term assets	26,252
Intangible customer assets	32,900
Technology assets	73,600
In-process research and development*	121
Goodwill	65,646

Total assets acquired	227,490
Total liabilities assumed and acquisition-related accruals	(125,300)

$102,190

*	Included as part of research and development expense in the quarter ended December 31, 2008.

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

As part of the purchase price allocation, we recognized liabilities in connection with this acquisition of approximately $19.4 million relating to employee termination charges, costs relating to abandonment of excess Captaris facilities and accruals for unpaid direct acquisition related costs. This was the result of our management approved and initiated plans to restructure the operations of Captaris by way of workforce reduction and abandonment of excess legacy facilities.

Proforma financial information (unaudited)

The unaudited proforma financial information in the table below summarizes the combined result of Open Text and Captaris, on a pro forma basis, as though the companies had been combined as of July 1, 2008. This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

The unaudited pro forma information included hereunder does not include the financial impacts of the restructuring initiatives relating to former Captaris activities, as these have been capitalized as part of the preliminary purchase allocation but does include the estimated amortization charges relating to the allocation of values to acquired intangible assets.

Year ended June 30, 2009
Total revenues	$831,793
Net income*	$41,768
Basic net income (loss) per share	$0.80
Diluted net income (loss) per share	$0.78

*	Included herein are non-recurring charges in the amount of $9.3 million, recorded by Captaris in relation to business combination costs incurred by Captaris and the acceleration of the vesting of Captaris employee stock options.

eMotion LLC

In July 2008, we acquired 100% ownership of eMotion LLC (eMotion), a division of Corbis Corporation. eMotion specializes in managing and distributing digital media assets and marketing content. We acquired eMotion to enhance our capabilities in the “digital asset management” market, giving us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions. eMotion is based in Seattle, Washington. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of eMotion have been consolidated with those of Open Text beginning July 3, 2008.

Total consideration for this acquisition was $4.4 million which consisted of $4.2 million in cash, net of cash acquired, and approximately $0.2 million in costs directly related to this acquisition. An amount of $0.5 million which was originally accrued and held back, as provided for in the purchase agreement, was released in Fiscal 2010.

Purchase Price Allocation

Under business combination accounting the total purchase price, was allocated to eMotion’s net assets based on their estimated fair values as of July 3, 2008, as set forth below. The excess of the purchase price over the net assets was recorded as goodwill.

The purchase price allocation set forth below represents our final allocation of the purchase price and the fair value of net assets acquired.

Current assets	$648
Long-term assets	238
Intangible customer assets	1,411
Technology assets	2,823

Total assets acquired	5,120
Liabilities assumed	(751)

$4,369

The useful lives of intangible customer and technology assets have been estimated to be five and seven years, respectively.

Division of Spicer Corporation

In July 2008, we acquired 100% ownership of a division of Spicer Corporation (Spicer), a privately-held company based in Kitchener, Ontario, Canada. Spicer specializes in “file format” viewer solutions for desktop applications, integrated business process management systems and reprographics. We acquired a division of Spicer to complement and extend our existing enterprise content management suite, providing flexible document viewing options and enhanced document security functionality. In accordance with SFAS 141, this acquisition is accounted for as a business combination.

The results of operations of Spicer have been consolidated with those of Open Text beginning July 1, 2008.

Total consideration for this acquisition was $11.7 million which consisted of $11.4 million in cash, and approximately $0.3 million in costs directly related to this acquisition. In addition, a further amount of $0.2 million has been held back from the purchase price and will be recorded as part of the purchase only upon the resolution of certain contingencies.

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

NOTE 15—SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting” (ASC Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under ASC Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and chief operating decision maker (CODM) assess an entity’s financial performance. Our operations are analyzed by management and our CODM as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions.

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Year ended June 30,
	2010	2009	2008
Revenues:
Canada	$70,968	$53,782	$55,494
United States	401,189	338,073	283,014
United Kingdom	97,756	78,575	90,385
Germany	114,011	126,645	116,869
Rest of Europe	161,052	146,164	142,840
All other countries	67,047	42,426	36,930

Total revenues	$912,023	$785,665	$725,532

The following table sets forth the distribution of long-lived assets, representing capital assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2010	As of June 30, 2009
Long-lived assets:
Canada	$69,487	$53,367
United States	209,060	193,636
United Kingdom	24,571	27,487
Germany	27,607	39,942
Rest of Europe	33,573	41,231
All other countries	18,181	4,550

Total	$382,479	$360,213

NOTE 16—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by
	Total	Period ending June 30, 2011	July 1, 2011 – June 30, 2013	July 1, 2013 – June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$325,074	$23,267	$20,956	$280,851	$—
Operating lease obligations*	120,372	27,091	33,377	24,419	35,485
Purchase obligations	6,255	4,316	1,924	15	—

	$451,701	$54,674	$56,257	$305,285	$35,485

*	Net of $6.6 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario, Canada. See Note 10. As of June 30, 2010 there were no borrowings outstanding under our revolver, however if the revolver is drawn down, it would increase our contractual obligations.

We do not enter into off-balance sheet financing arrangements as a matter of practice except for the use of operating leases for office space, computer equipment and vehicles. In accordance with U.S GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Guarantees and indemnifications

We have entered into license agreements with customers that include limited intellectual property indemnification clauses. Generally, we agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. In the event of such a claim, we are generally obligated to defend our customers against the claim and either settle the claim at our expense or pay damages that our customers are legally required to pay to the third-party claimant. These intellectual property infringement indemnification clauses generally are subject to limits based upon the amount of the license sale. In Fiscal 2010 we have not made any indemnification payments in relation to these indemnification clauses.

In connection with certain facility leases, we have guaranteed payments on behalf of our subsidiaries either by providing a security deposit with the landlord or through unsecured bank guarantees obtained from local banks.

We have not accrued a liability for guarantees, indemnities or warranties described above in the accompanying Consolidated Balance Sheets since no material payments are expected to be made. The maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

NOTE 17—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year ended June 30,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,701	$15,175	$23,082
Cash received during the year for interest	$1,141	$4,245	$5,641
Cash paid during the year for income taxes	$32,946	$3,591	$19,622

NOTE 18—OTHER INCOME (EXPENSE)

Included in Other income (expense) for the year ended June 30, 2010, is primarily transactional foreign exchange losses of approximately $15.4 million, (June 30, 2009 foreign exchange losses of $2.3 million and June 30, 2008 foreign exchange losses of $0.9 million). This amount was offset by a gain of $4.4 million resulting from re-measuring to fair value our investment in Vignette held before the date of acquisition (see Note 14).

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

	Year ended June 30,
	2010	2009	2008
Basic earnings per share
Net income	$87,554	$56,938	$53,006

Basic earnings per share	$1.56	$1.09	$1.04

Diluted earnings per share
Net income	$87,554	$56,938	$53,006

Diluted earnings per share	$1.53	$1.07	$1.01

Weighted average number of shares outstanding
Basic	56,280	52,030	50,780
Effect of dilutive securities	1,105	1,241	1,824

Diluted	57,385	53,271	52,604

Excluded as anti-dilutive*	577	87	—

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 20—RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2010, Mr. Stephen Sadler, a director, earned approximately $0.6 million (June 30, 2009 – $0.5 million, June 30, 2008 – $0.08 million), inclusive of bonus fees aggregating $480,000, in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: August 20, 2010	By:	/S/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 20, 2010	/S/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/S/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/S/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/S/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	August 20, 2010

/S/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	August 20, 2010

/S/ RANDY FOWLIE Randy Fowlie	Director	August 20, 2010

/S/ GAIL E. HAMILTON Gail E. Hamilton	Director	August 20, 2010

/S/ BRIAN J. JACKMAN Brian J. Jackman	Director	August 20, 2010

Signature	Title	Date

/S/ DEBORAH WEINSTEIN Deborah Weinstein	Director	August 20, 2010

/S/ STEPHEN J. SADLER Stephen J. Sadler	Director	August 20, 2010

/S/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	August 20, 2010

/S/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	August 20, 2010