Form 10-Q
period 2010-09-30
OPEN TEXT CORP
filed 2010-10-28
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

At October 26, 2010, there were 56,999,274 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$384,692	$326,192
Accounts receivable trade, net of allowance for doubtful accounts of $5,062 as of September 30, 2010 and $4,868 as of June 30, 2010 (note 2)	104,442	132,143
Income taxes recoverable (note 10)	23,702	44,509
Prepaid expenses and other current assets	25,831	21,086
Deferred tax assets (note 10)	19,239	20,242

Total current assets	557,906	544,172
Capital assets (note 3)	56,976	54,286
Goodwill	666,064	666,055
Acquired intangible assets (note 4)	304,014	328,193
Deferred tax assets (note 10)	27,025	30,420
Other assets (note 5)	18,843	16,896
Deferred charges (note 6)	58,923	27,558
Long-term income taxes recoverable (note 10)	50,072	48,102

Total assets	$1,739,823	$1,715,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$96,738	$119,604
Current portion of long-term debt (note 8)	15,393	15,486
Deferred revenues	210,587	219,752
Income taxes payable (note 10)	37,683	39,666
Deferred tax liabilities (note 10)	37,816	28,384

Total current liabilities	398,217	422,892
Long-term liabilities:
Accrued liabilities (note 7)	10,826	15,755
Deferred credits	5,799	—
Pension liability	17,638	15,888
Long-term debt (note 8)	284,278	285,026
Deferred revenues	11,603	10,085
Long-term income taxes payable (note 10)	84,573	64,699
Deferred tax liabilities (note 10)	3,274	13,459

Total long-term liabilities	417,991	404,912
Shareholders’ equity:
Share capital (note 9)
56,997,864 and 56,825,995 Common Shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively; Authorized Common Shares: unlimited	606,363	602,868
Additional paid-in capital	64,278	61,298
Accumulated other comprehensive income	51,612	44,021
Retained earnings	215,362	193,691
Treasury stock, at cost (307,579 and 307,579 shares, respectively at September 30, 2010 and June 30, 2010)	(14,000)	(14,000)

Total shareholders’ equity	923,615	887,878

Total liabilities and shareholders’ equity	$1,739,823	$1,715,682

Guarantees and contingencies (note 15)

Related party transactions (note 18)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three months ended September 30,
	2010	2009
Revenues:
License	$42,646	$47,329
Customer support	129,757	123,649
Service and other	45,002	40,444

Total revenues	217,405	211,422

Cost of revenues:
License	3,502	3,145
Customer support	19,356	20,939
Service and other	35,113	33,294
Amortization of acquired technology-based intangible assets (note 4)	15,427	14,142

Total cost of revenues	73,398	71,520

Gross profit	144,007	139,902

Operating expenses:
Research and development	30,963	31,542
Sales and marketing	44,180	50,690
General and administrative	19,810	21,225
Depreciation	4,875	4,147
Amortization of acquired customer-based intangible assets (note 4)	8,801	8,917
Special charges (note 13)	3,195	18,589

Total operating expenses	111,824	135,110

Income from operations	32,183	4,792

Other income, net	2,480	3,440
Interest expense, net	(4,135)	(3,046)

Income before income taxes	30,528	5,186
Provision for income taxes (note 10)	8,857	3,456

Net income for the period	$21,671	$1,730

Net income per share—basic (note 17)	$0.38	$0.03

Net income per share—diluted (note 17)	$0.37	$0.03

Weighted average number of Common Shares outstanding—basic	56,883	55,388

Weighted average number of Common Shares outstanding—diluted	57,922	56,469

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2010	2009
Retained earnings, beginning of period	$193,691	$104,479
Net income	21,671	1,730

Retained earnings, end of period	$215,362	$106,209

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income for the period	$21,671	$1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	29,103	27,206
Share-based compensation expense	2,600	3,690
Excess tax benefits on share-based compensation expense	(432)	(691)
Pension expense	123	192
Amortization of debt issuance costs	333	266
Unrealized gain on financial instruments	—	(2,390)
Release of unrealized gain on marketable securities to income	—	(4,353)
Deferred taxes	(181)	(2,957)
Changes in operating assets and liabilities:
Accounts receivable	27,878	7,928
Prepaid expenses and other current assets	(2,528)	(3,218)
Income taxes	32,862	(4,787)
Deferred charges and credits	(27,725)	—
Accounts payable and accrued liabilities	(25,991)	(6,852)
Deferred revenue	(7,234)	(12,437)
Other assets	(1,545)	1,175

Net cash provided by operating activities	48,934	4,502
Cash flows from investing activities:
Additions of capital assets-net	(6,943)	(7,665)
Purchase of Vignette Corporation, net of cash acquired	—	(90,600)
Purchase consideration for prior period acquisitions	(1,406)	(4,801)
Investments in marketable securities	(668)	—
Maturity of short-term investments	—	27,171

Net cash used in investing activities	(9,017)	(75,895)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	432	691
Proceeds from issuance of Common Shares	3,246	4,477
Repayment of long-term debt	(878)	(864)
Debt issuance costs	—	(1,024)

Net cash provided by financing activities	2,800	3,280
Foreign exchange gain on cash held in foreign currencies	15,783	4,484
Increase (decrease) in cash and cash equivalents during the period	58,500	(63,629)
Cash and cash equivalents at beginning of the period	326,192	275,819

Cash and cash equivalents at end of the period	$384,692	$212,190

Supplementary cash flow disclosures (note 16)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and the methods of their application are consistent with those used and described in our annual consolidated financial statements for the fiscal year ended June 30, 2010. The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented. The consolidated financial statements do not include certain financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The operating results for the three months ended September 30, 2010, are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2011.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

Comprehensive income

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended September 30,
	2010	2009
Net income for the period	$21,671	$1,730
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	5,977	18,448
Unrealized loss on short-term investments	—	(37)
Release of unrealized gain on marketable securities to income	—	(4,353)
Unrealized gain on marketable securities	44	—
Unrealized gain on cash flow hedges	1,570	413
Actuarial gain (loss) relating to defined benefit pension plans	—	(270)

Comprehensive income for the period	$29,262	$15,931

Reclassifications

During the quarter ended September 30, 2010 a purchase price adjustment was made to the acquisition of Burntsand Inc., acquired on May 27, 2010, which resulted in the fair value of the net assets acquired exceeding the purchase price. In accordance with Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805) negative goodwill was recognized upon the acquisition of the business. For more details on this purchase price adjustment, see Note 14. As a result of this purchase price adjustment, the opening retained earnings and certain balance sheet amounts presented in this quarterly report on Form 10-Q have been retroactively adjusted, in accordance with ASC Topic 805, from that which were originally published in our Annual Report on Form 10-K for the year ended June 30, 2010.

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2010	$4,868
Bad debt expense for the period	774
Write-off/adjustments	(580)

Balance of allowance for doubtful accounts as of September 30, 2010	$5,062

NOTE 3—CAPITAL ASSETS

	As of September 30, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,292	$9,878	$4,414
Office equipment	7,104	6,314	790
Computer hardware	93,155	78,547	14,608
Computer software	33,047	26,363	6,684
Leasehold improvements	25,908	15,260	10,648
Buildings*	22,080	2,248	19,832

	$195,586	$138,610	$56,976

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

	As of June 30, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$13,600	$9,197	$4,403
Office equipment	6,542	5,630	912
Computer hardware	89,191	73,789	15,402
Computer software	31,244	24,047	7,197
Leasehold improvements	23,679	13,570	10,109
Buildings	18,399	2,136	16,263

	$182,655	$128,369	$54,286

*	Included in the cost of buildings is an amount which relates to the Company’s construction of a new building in Waterloo, Ontario, Canada. Additions to the building amounted to $3.7 million during the three months ended September 30, 2010. Construction of the building is in progress and therefore depreciation has not yet commenced.

NOTE 4—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2010	$197,996	$130,197	$328,193
Amortization expense	(15,427)	(8,801)	(24,228)
Foreign exchange and other impacts	42	7	49

Net book value, September 30, 2010	$182,611	$121,403	$304,014

The weighted average amortization period for acquired technology and customer intangible assets is approximately 6 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2011 (nine months ended June 30)	$71,869
2012	93,850
2013	90,585
2014	32,005
2015 and beyond	15,705

Total	$304,014

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 5—OTHER ASSETS

	As of September 30, 2010	As of June 30, 2010
Debt issuance costs	$4,027	$4,362
Deposits and restricted cash	8,845	8,486
Long-term prepaid expenses and other long-term assets	5,053	3,858
Miscellaneous other assets	918	190

	$18,843	$16,896

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the life of the loan (see Note 8). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.

NOTE 6—DEFERRED CHARGES

Deferred charges relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations done as part of an internal reorganization of our international subsidiaries. Deferred charges will be amortized to income tax expense over a period of 6 years.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2010	As of June 30, 2010
Accounts payable—trade	$8,843	$12,247
Accrued salaries and commissions	26,619	34,062
Accrued liabilities	45,554	53,844
Amounts payable in respect of restructuring and other special charges (note 13)	8,226	11,498
Amounts payable in respect of acquisitions and acquisition related accruals	3,626	4,417
Asset retirement obligations	3,870	3,536

	$96,738	$119,604

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

Long-term accrued liabilities

	As of September 30, 2010	As of June 30, 2010
Amounts payable in respect of restructuring and other special charges (note 13)	$505	$582
Amounts payable in respect of acquisitions and acquisition related accruals	2,272	2,514
Other accrued liabilities	5,393	9,982
Asset retirement obligations	2,656	2,677

	$10,826	$15,755

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations”. As of September 30, 2010 the present value of this obligation was $6.5 million (June 30, 2010 – $6.2 million), with an undiscounted value of $7.0 million (June 30, 2010 – $6.8 million).

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity with respect to our acquisition accruals during the three months ended September 30, 2010.

	Balance June 30, 2010	Usage/ Foreign Exchange	Balance September 30, 2010
Captaris
Employee termination costs	$62	$(56)	$6
Excess facilities	3,937	(225)	3,712
Transaction-related costs	—	—	—

	3,999	(281)	3,718
IXOS
Employee termination costs	—	—	—
Excess facilities	2,663	(689)	1,974
Transaction-related costs	—	—	—

	2,663	(689)	1,974
Other acquisitions
Employee termination costs	—	—	—
Excess facilities	269	(63)	206
Transaction-related costs	—	—	—

	269	(63)	206
Totals
Employee termination costs	62	(56)	6
Excess facilities	6,869	(977)	5,892
Transaction-related costs	—	—	—

	$6,931	$(1,033)	$5,898

NOTE 8—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of September 30, 2010	As of June 30, 2010
Long-term debt
Term loan	$287,271	$288,019
Mortgage	12,400	12,493

	299,671	300,512
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,400	12,493

	15,393	15,486

Long-term portion of long-term debt	$284,278	$285,026

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

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

Term loan

The term loan has a seven year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to September 30, 2010, we have made total non-scheduled prepayments of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three months ended September 30, 2010, we recorded interest expense of $1.9 million (three months ended September 30, 2009 – $1.8 million) relating to the term loan.

Revolver

The revolver has a five year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of September 30, 2010.

For the three months ended September 30, 2010, we recorded an expense of $0.06 million (three months ended September 30, 2009 – $0.06 million), on account of stand-by fees relating to the revolver.

Mortgage

The mortgage consists of a five year mortgage agreement entered into during December 2005 with the bank. The original principal amount of the mortgage was Canadian $15.0 million. The mortgage: (i) has a fixed term of five years, (ii) matures on January 1, 2011, and (iii) is secured by a lien on our headquarters in Waterloo, Ontario, Canada. Interest accrues monthly at a fixed rate of 5.25% per annum. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.6 million due on maturity. As of September 30, 2010, the carrying value of the mortgage was $12.4 million (June 30, 2010 – $12.5 million).

As of September 30, 2010, the carrying value of the existing Waterloo building was $15.8 million (June 30, 2010 – $15.9 million).

For the three months ended September 30, 2010, we recorded interest expense of $0.2 million (three months ended September 30, 2009 – $0.2 million) relating to the mortgage.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 9—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of first preference shares. No preference shares have been issued.

Treasury Stock

We did not purchase any of our shares during the three months ended September 30, 2010 and 2009, respectively.

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended September 30,
	2010	2009
Stock options	$997	$3,383	*
Restricted stock units (legacy Vignette employees)	48	307
Deferred stock units (Directors)	52	—
Performance stock units (Fiscal 2010 LTIP)	1,503	—

Total share-based compensation expense	$2,600	$3,690

*	Inclusive of charges of $2.2 million booked to Special charges (see Note 13).

Summary of Outstanding Stock Options

As of September 30, 2010, options to purchase an aggregate of 2,486,811 Common Shares were outstanding and 1,407,345 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day on NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the three months ended September 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2010	2,669,142	$23.55
Granted	—	—
Exercised	(153,693)	18.83
Forfeited or expired	(28,638)	32.53

Outstanding at September 30, 2010	2,486,811	$23.74	3.35	$57,983

Exercisable at September 30, 2010	1,720,198	$19.12	2.65	$48,035

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended September 30,
	2010		2009
Weighted-average fair value of options granted	NA	*	$13.54

Weighted-average assumptions used:
Expected volatility	NA		40%
Risk—free interest rate	NA		2.2%
Expected dividend yield	NA		0%
Expected life (in years)	NA		4.3
Forfeiture rate (based on historical rates)	NA		5%

*	There were no options granted during the three months ended September 30, 2010.

As of September 30, 2010, the total compensation cost related to the unvested stock awards not yet recognized was $6.7 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three months ended September 30, 2010, cash in the amount of $2.9 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2010 from the exercise of options eligible for a tax deduction was $0.9 million.

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

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the three months ended September 30, 2010, we granted 157 deferred stock units (DSUs) to certain nonemployee directors (three months ended September 30, 2009-nil). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the date of the Company’s next annual general meeting (expected to be in December, 2010).

We did not grant any performance stock units (PSUs) under our Fiscal 2010 LTIP plan (LTIP 3), during the three months ended September 30, 2010 and 2009, respectively. Awards achieved under the LTIP 3 will be settled over the three year period ending June 30, 2012.

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

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 have been settled in cash in the aggregate amount of $14.4 million, of which $10.4 million has been paid during the three months ended September 30, 2010.

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

Consistent with the provisions of ASC Topic 718, we have measured the fair value of the liability under the LTIP liability plans as of September 30, 2010 and recorded an expense relating to such liability plans to compensation cost in the amount of $0.6 million for the three months ended September 30, 2010 (three months ended September 30, 2009 – $2.7 million). The outstanding liability under the LTIP liability plans as of September 30, 2010 was $5.6 million (June 30, 2010 – $15.4 million) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of the LTIP will be equal to the payouts made.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

PSUs granted under LTIP equity plans have been measured at fair value, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the three months ended September 30, 2010 an amount of $1.5 million has been charged to share-based compensation expense, (three months ended September 30, 2009 – nil), on account of the LTIP equity plans.

NOTE 10—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

We classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three months ended September 30, 2010, we recognized interest in the amount of $1.8 million (three months ended September 30, 2009 – $0.9 million) and incurred no expense on penalties (three months ended September 30, 2009—a recovery of $0.2 million). The amount of interest and penalties accrued as of September 30, 2010 was $8.6 million ($6.8 million as of June 30, 2010) and $12.0 million ($12.0 million as of June 30, 2010), respectively. We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2010 could increase tax expense in the next 12 months by $0.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

Our most significant tax jurisdictions are Canada, the United States, Germany and Luxembourg. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

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

NOTE 11—FAIR VALUE MEASUREMENTS

ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820) defines fair value, establishes a framework for measuring fair value, and addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2010:

	September 30, 2010	Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument assets (note 12)	$2,218	$ n/a	$2,218	$	n/a
Marketable securities	712	712	n/a		n/a

	$2,930	$712	$2,218	$	n/a

Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates. Our valuation techniques used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exists.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2010, no indications of impairment were identified and therefore no fair value measurements were required.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Forward Contracts

In July 2010, we entered into a hedging program with a Canadian chartered bank, to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of the payroll expenses that are expected to be paid by our Canadian subsidiary. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian Dollar (“CAD”) on account of large costs which get incurred from our centralized Canadian operations, that are denominated in CAD. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with paragraph 815-20-25-84 of ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2010, is recorded within “Prepaid expenses and other current assets”.

As of September 30, 2010, the notional amount of forward contracts we held, to sell U.S. dollars in exchange for Canadian dollars was $92.4 million (June 30, 2010 – nil).

Fair value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended September 30, 2010, were as follows (amounts presented do not include any income tax effects).

Fair value of Derivative Instruments in the Condensed Consolidated Balance Sheet (see Note 11)

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$2,218

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30, 2010		Three months ended September 30, 2010		Three months ended September 30, 2010
Foreign currency forward contracts	$2,426	Operating expense	$208	N/A	—

NOTE 13—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans. In addition, with effect from July 1, 2009, Special charges also include acquisition-related costs with respect to acquisitions made on or after July 1, 2009.

The following tables summarize total Special charges incurred during the periods indicated below:

	Three months ended September 30,
	2010	2009
Fiscal 2010 Restructuring Plan (cash liability portion)	$3,195	$12,510
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	2,182

Total Fiscal 2010 Restructuring Plan	3,195	14,692
Fiscal 2009 Restructuring Plan	—	2,505
Acquisition-related costs	—	1,392

Total special charges	$3,195	$18,589

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan, exclusive of other costs, are expected to be approximately $32 million to $40 million. To date, $40.2 million of costs have been recorded within Special charges. Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

Fiscal 2010 Restructuring Plan (cash liability portion)

In the first quarter of Fiscal 2010, our Board approved, and we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2010 restructuring plan). These charges relate to workforce reductions and other miscellaneous direct costs. The provision related to workforce reduction is expected to be paid by June 2011. The provision related to facility costs is expected to be paid by July 2012. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reductions and facility costs and revise our assumptions and estimates as appropriate.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

A reconciliation of the beginning and ending liability for the three months ended September 30, 2010 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952
Accruals and adjustments	1,050	338	1,807	3,195
Cash payments	(3,466)	(307)	(1,807)	(5,580)
Noncash draw-downs and foreign exchange	380	83	—	463

Balance as of September 30, 2010	$6,695	$1,335	$—	$8,030

*	Other costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction.

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, our Board approved, and we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). The total costs incurred in conjunction with the Fiscal 2009 restructuring plan were $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2010 is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$329	$1,628	$1,957
Accruals and adjustments	—	—	—
Cash payments	(81)	(1,212)	(1,293)
Noncash draw-downs and foreign exchange	(126)	(3)	(129)

Balance as of September 30, 2010	$122	$413	$535

NOTE 14—ACQUISITIONS

Fiscal 2011

For the three months ended September 30, 2010, there have been no acquisitions made by the Company.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

Fiscal 2010

The following updates have been made to acquisitions made during Fiscal 2010:

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

The following tables summarize the consideration paid for Burntsand and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$10,792

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) since date of acquisition (three months ended September 30, 2010 – nil)	$303

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of May 27, 2010 are set forth below:

Current assets (inclusive of cash acquired of $2,629)	$11,085
Long-term assets	3,504
Intangible customer assets	753
Total liabilities assumed	(2,886)

Total identifiable net assets	12,456
Negative goodwill	(1,664)

$10,792

The final valuation of the fair value assessment of acquired Burntsand’s assets and liabilities, as at May 27, 2010, was concluded in the current quarter. This valuation established an additional $7.2 million in deferred tax assets relating primarily to legacy net operating losses. Taking into account these deferred tax assets, total consideration paid was determined to be in excess of total identifiable net assets by $1.7 million, thereby generating a negative goodwill of $1.7 million at the time of acquisition. As required by ASC Topic 805, this negative goodwill is recorded in the income statement, for the quarter ended June 30, 2010, on a retroactive basis. In accordance with ASC Topic 805, goodwill was reduced by $5.5 million, negative goodwill of $1.7 million was booked to retained earnings, and short term deferred tax assets, long term deferred tax assets, and long term income taxes recoverable, as of June 30, 2010, have been adjusted in the amounts of $4.5 million, $3.0 million and ($0.3) million, respectively, as a result of the final valuation.

The fair value of current assets acquired includes accounts receivable with a fair value of $3.3 million. The gross amount receivable was $3.3 million, all of which is expected to be collectible.

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 15—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2010 – June 30, 2011	July 1, 2011 – June 30, 2013	July 1, 2013 – June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$321,185	$19,956	$20,441	$280,788	$—
Operating lease obligations*	113,143	19,974	33,276	24,473	35,420
Purchase obligations	3,471	1,453	2,003	15	—

	$437,799	$41,383	$55,720	$305,276	$35,420

*	Net of $5.8 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,109	$3,165
Cash received during the period for interest	$240	$338
Cash paid during the period for income taxes	$447	$5,736

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

	Three months ended September 30,
	2010	2009
Basic earnings per share
Net income	$21,671	$1,730

Basic earnings per share	$0.38	$0.03

Diluted earnings per share
Net income	$21,671	$1,730

Diluted earnings per share	$0.37	$0.03

Weighted average number of shares outstanding
Basic	56,883	55,388
Effect of dilutive securities	1,039	1,081

Diluted	57,922	56,469

Excluded as anti-dilutive*	272	476

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

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

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended September 30, 2010

(Tabular amounts in thousands, except per share data)

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

During the three months ended September 30, 2010, Mr. Stephen Sadler, a director, earned approximately $28,000 (three months ended September 30, 2009 – $0.3 million), in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 19—SUBSEQUENT EVENTS

StreamServe Inc.

On October 27, 2010, we announced that we acquired StreamServe Inc., a global provider of business communication solutions. The acquisition will add complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market.

Total consideration for this acquisition is expected to be approximately $71.0 million, and is subject to customary purchase price and holdback adjustments.

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

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K under Part I Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item1 of this Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended September 30, 2010 compared with the three months ended September 30, 2009, unless otherwise noted.

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

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 3,800 people worldwide.

Quarterly Highlights and Features:

Some highlights and features of our operating results for the three months ended September 30, 2010 include:

•	Operating cash flows increased from $4.5 million to $48.9 million over the same period in the prior fiscal year.

•	Total revenue increased by 2.8% on a quarter over quarter basis to $217.4 million.

•	Customer support revenue increased from $123.6 million to $129.8 million over the same period in the prior fiscal year.

•	Our overall cash and cash equivalents balance at September 30, 2010 increased by $58.5 million over June 30, 2010.

Other highlights were as follows:

•

In September 2010, we launched “Open Text ECM Suite 2010” which integrates over 90 different products and modules, including those from partners such as Microsoft and SAP, into one comprehensive suite, allowing customers to more easily use and bundle their Open Text needs. The launch of “Open Text ECM Suite 2010” is considered a milestone for the Company as the new suite offers many improvements and new offerings over the old suite, and marks a continued commitment to help organizations continue to control and do more with their content, in compliance with corporate governance.

•

In August 2010, we announced the unveiling of a complete set of products and services intended to help enterprise information technology groups centrally manage numerous Microsoft SharePoint 2010 sites from the creation stage to the archiving stage. “Open Text Content Lifecycle Management” (CLM) and “Open Text Case Management Framework for SharePoint 2010”, makes use of software from recently acquired acquisitions, to bring information governance to customers with multiple Microsoft SharePoint 2010 sites.

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

Outlook for the remainder of Fiscal 2011

We believe that we have a strong position in the ECM market and that the market for content solutions remains generally stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues come from outside of North America and thus helps cushion us from an economic “downturn” in any one specific region. Additionally, we believe that our focus on compliance based products also helps to partially insulate us from “recessionary cycles” in the macroeconomic environment. We also believe we have a strong position in the ECM market because over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue.

Results of Operations

Revenues

Revenue by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenue, as well as revenue by major geography and as a percentage of total revenue for each of the periods indicated:

Revenue by product type

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2010	2009
License	$42,646	$47,329	$(4,683)
Customer support	129,757	123,649	6,108
Services and Other	45,002	40,444	4,558

Total	$217,405	$211,422	$5,983

	Three months ended September 30,
(% of total revenue)	2010	2009
License	19.6%	22.4%
Customer support	59.7%	58.5%
Services and Other	20.7%	19.1%

Total	100.0%	100.0%

Revenue by Geography

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2010	2009
North America	$117,636	$107,317	$10,319
Europe	81,193	91,386	(10,193)
Other	18,576	12,719	5,857

Total	$217,405	$211,422	$5,983

	Three months ended September 30,
% of total revenue	2010	2009
North America	54.1%	50.8%
Europe	37.3%	43.2%
Other	8.6%	6.0%

Total	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues decreased by $4.7 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in license revenue is geographically attributable to a decrease in Europe license sales of $9.0 million. This decrease was partially offset by an increase in North America and Other geographies of $0.7 million and $3.6 million, respectively.

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

Customer support revenues increased by approximately $6.1 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in customer support revenues was attributable to an increase in North America customer support revenue of $4.7 million and an increase in customer support revenue in Other geographies of $2.3 million. The increase was partially offset by a decrease in revenue generated in Europe of $0.9 million.

Service and Other Revenues Service revenue consists of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenue consists of hardware revenue. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by approximately $4.6 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Geographically, the increase was attributable to an increase in North America of $4.9 million, partially offset by a decrease in revenues from Europe of $0.3 million. Other geographies remained stable.

Cost of Revenue and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2010	2009
License	$3,502	$3,145	$357
Customer Support	19,356	20,939	(1,583)
Service and Other	35,113	33,294	1,819
Amortization of acquired technology-based intangible assets	15,427	14,142	1,285

Total	$73,398	$71,520	$1,878

	Three months ended September 30,
Gross Margin	2010	2009
License	91.8%	93.4%
Customer Support	85.1%	83.1%
Service and Other	22.0%	17.7%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenue remained consistent during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, increasing slightly by $0.4 million. Overall gross margin on cost of license revenue has decreased slightly to 91.8%, as a result of a decrease in license revenue with costs remaining stable.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues decreased by $1.6 million during the three months ended September 30, 2010 as compared to the same period in the prior fiscal year. The decrease in costs is mainly due to savings on labour costs as headcount relating to our customer support business has decreased by 69 employees from September 30, 2009 to September 30, 2010.

Overall gross margin on customer support revenue has increased to 85.1% as a result of the increase in revenue and the decrease of costs.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $1.8 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily as a result of higher training and support costs associated with an increase in service and other revenues.

Overall gross margin on cost of services and other revenues has increased to 22.0% primarily as the result of an 11.3% increase in revenue of services and other, compared to a smaller increase in costs over the same period in the prior fiscal year.

Amortization of acquired technology-based intangible assets increased by $1.3 million, due to the increase in intangible assets on account of acquisitions during Fiscal 2010.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenue for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2010	2009
Research and development	$30,963	$31,542	$(579)
Sales and marketing	44,180	50,690	(6,510)
General and administrative	19,810	21,225	(1,415)
Depreciation	4,875	4,147	728
Amortization of acquired customer-based intangible assets	8,801	8,917	(116)
Special charges	3,195	18,589	(15,394)

Total	$111,824	$135,110	$(23,286)

	Three months ended September 30,
(in % of total revenue)	2010	2009
Research and development	14.2%	14.9%
Sales and marketing	20.3%	24.0%
General and administrative	9.1%	10.0%
Depreciation	2.2%	2.0%
Amortization of acquired customer-based intangible assets	4.0%	4.2%
Special charges	1.5%	8.8%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses remained stable for the three months ended September 30, 2010 as compared to the same period of the prior fiscal year, with only a slight reduction of $0.6 million.

Overall, our research and development expenses, as a percentage of total revenues, have remained relatively consistent within the range of 14% – 15%.

Our expectation for Fiscal 2011 is that research and development expenses will be in the range of 14% – 16% of total revenue.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses decreased by $6.5 million primarily as a result of a decrease in direct labour and labour-related benefits and expenses.

Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased as a result of efficiencies achieved.

Headcount at September 30, 2010 related to sales and marketing activities decreased by 75 employees compared to September 30, 2009.

Our expectation for Fiscal 2011 is that sales and marketing expenses will be in the range of 21% – 23% of total revenue.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses decreased by $1.4 million primarily due to a reduction in miscellaneous costs, which include audit and legal fees of $0.4 million and $0.6 million, respectively.

Overall, our general and administrative expenses, as a percentage of total revenues, have decreased slightly to 9.1%.

Our expectation for Fiscal 2011 is that general and administrative expenses will be in the range of 8% – 10% of total revenue.

Depreciation expenses increased slightly by $0.7 million in the three months ended September 30, 2010, as a result of increased capital asset acquisitions.

Amortization of acquired customer-based intangible assets was consistent compared to the same period in the prior fiscal year as there was no acquisition of intangible assets during the quarter.

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction, abandonment of excess facilities, impairment of long-lived assets, acquisition related costs and other similar charges. Generally, we implement such plans in the context of streamlining existing Open Text operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

During the three months ended September 30, 2009, $18.6 million of restructuring related charges were recorded, primarily resulting from the implementation of our “Fiscal 2010 Restructuring Plan”, announced and approved by our board during the first quarter of Fiscal 2010. For the three months ended September 30, 2010, $3.2 million of restructuring related charges were incurred, primarily as a result of accounting for the remaining employee workforce reduction within the “Fiscal 2010 Restructuring Plan”. For more details on Special charges, see Note 13 to our condensed consolidated financial statements.

Other income, net relates to the net impact of non-operational gains and losses consisting primarily of foreign exchange gains (losses) and tax-related penalties. These gains and losses are not generally predictable and the slightly higher (net) other income in the prior quarter is due to the impact of certain “one-time” gains that were not repeated during the quarter ended September 30, 2010.

Interest expense, net is primarily made up of cash interest paid on our debt facilities and interest related to income tax exposures, offset by interest income earned on our cash and cash equivalents. Net interest expense increased by $1.1 million primarily due to an increase in interest related to income tax expense, as compared to the same period in the prior fiscal year.

Income taxes: The net increase in tax expense from $3.5 million during the three months ended September 30, 2009 to $8.9 million during the three months ended September 30, 2010, was primarily due to the increase in net income.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2010	2009
Cash provided by operating activities	$48,934	$4,502	$44,432
Cash used by investing activities	$9,017	$75,895	$(66,878)
Cash provided by financing activities	$2,800	$3,280	$(480)

Cash flows provided by operating activities

Cash flows from operating activities increased by $44.4 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in net income of $19.9 million, non-cash adjustments of $10.6 million and operating assets and liabilities of $13.9 million.

The increase in non-cash adjustments was primarily the result of an unrealized gain and the release of an unrealized gain to income incurred in the last fiscal year, in the amount of $2.4 million and $4.4 million, respectively, which were not incurred in the current period. As well, this quarter there was an increase of $2.8 million related to lower deferred taxes in the current quarter and $1.9 million related to depreciation and amortization charges. The remaining change in non-cash adjustments related to miscellaneous items.

The increase in operating assets and liabilities was primarily due to, (i) $20.0 million related to stronger accounts receivable collections in the current quarter, (ii) $9.9 million related to the net impact of changes in the income taxes payable balance offset by changes in tax related deferred charges and credits (iii) $5.2 million related to deferred revenues. These increases were offset by decreases of, (i) $2.7 million related to other assets, and (ii) $19.1 million related to accounts payable and accrued liabilities. The remaining change in operating assets and liabilities related to miscellaneous items.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions.

Cash flows used in investing activities decreased by $66.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an overall reduction in acquisition related spending of approximately $94.0 million, offset by the absence of cash inflows from the maturity of short-term investments, in the amount of $27.1 million, when compared to the same period in the prior fiscal year.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

Cash flows provided by financing activities decreased slightly by $0.5 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a reduction in proceeds from common shares exercised by our employees in the amount of $1.2 million and a decrease in excess tax benefits on share-based compensation expense in the amount of $0.3 million. These decreases were offset by an increase in cash flows resulting from reduced spending on debt issuance costs, in the amount of $1.0 million when compared to the same period in the prior fiscal year. We did not enter into any new or additional long-term debt arrangements during the period.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of the term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by us and certain of our subsidiaries. For details relating to this and our other credit facilities, see Note 8 to our condensed consolidated financial statements.

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

As of September 30, 2010, the carrying value of the term loan was $287.3 million and we were in compliance with all loan covenants relating to this facility.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition related activities may require additional sources of financing.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2010 – June 30, 2011	July 1, 2011 – June 30, 2013	July 1, 2013 – June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$321,185	$19,956	$20,441	$280,788	$—
Operating lease obligations *	113,143	19,974	33,276	24,473	35,420
Purchase obligations	3,471	1,453	2,003	15	—

	$437,799	$41,383	$55,720	$305,276	$35,420

*	Net of $5.8 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario, Canada. See Note 8 to our condensed consolidated financial statements. As of September 30, 2010 there were no borrowings outstanding under our revolver, however if the revolver is drawn down, it would increase our contractual obligations.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amount of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under our line of credit as of September 30, 2010. As of September 30, 2010, we had an outstanding balance of $287.3 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of September 30, 2010, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of September 30, 2010, is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of September 30, 2010, this balance represented approximately 61% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S., are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Australian Dollars and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations, if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations. To limit the potential exposure we have to foreign currency fluctuations, we have entered into a hedging program with a Canadian chartered bank. For more details of our hedging program, see Note 12.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

14.1	Open Text Code of Business Conduct and Ethics.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: October 28, 2010	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)