Form 10-Q
period 2010-12-31
OPEN TEXT CORP
filed 2011-02-03
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

At February 1, 2011, there were 57,055,659 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$340,783	$326,192
Accounts receivable trade, net of allowance for doubtful accounts of $5,097 as of December 31, 2010 and $4,868 as of June 30, 2010 (note 2)	135,310	132,143
Income taxes recoverable (note 10)	23,705	44,509
Prepaid expenses and other current assets	30,533	21,086
Deferred tax assets (note 10)	14,448	20,242

Total current assets	544,779	544,172
Capital assets (note 3)	65,652	54,286
Goodwill	705,208	666,055
Acquired intangible assets (note 4)	321,313	328,193
Deferred tax assets (note 10)	27,631	30,420
Other assets (note 5)	19,734	16,896
Deferred charges (note 6)	57,948	27,558
Long-term income taxes recoverable (note 10)	43,386	48,102

Total assets	$1,785,651	$1,715,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$114,356	$119,604
Current portion of long-term debt (note 8)	15,450	15,486
Deferred revenues	202,852	219,752
Income taxes payable (note 10)	42,120	39,666
Deferred tax liabilities (note 10)	4,752	28,384

Total current liabilities	379,530	422,892
Long-term liabilities:
Accrued liabilities (note 7)	10,362	15,755
Deferred credits	5,561	—
Pension liability	17,125	15,888
Long-term debt (note 8)	283,529	285,026
Deferred revenues	10,704	10,085
Long-term income taxes payable (note 10)	96,030	64,699
Deferred tax liabilities (note 10)	28,057	13,459

Total long-term liabilities	451,368	404,912
Shareholders’ equity:
Share capital (note 9)
57,041,399 and 56,825,995 Common Shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively; Authorized Common Shares: unlimited	607,414	602,868
Additional paid-in capital	67,110	61,298
Accumulated other comprehensive income	54,256	44,021
Retained earnings	252,472	193,691
Treasury stock, at cost (572,413 and 307,579 shares, respectively at December 31, 2010 and June 30, 2010)	(26,499)	(14,000)

Total shareholders’ equity	954,753	887,878

Total liabilities and shareholders’ equity	$1,785,651	$1,715,682

Guarantees and contingencies (note 15)

Related party transactions (note 18)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues:
License	$79,204	$72,691	$121,850	$120,020
Customer support	136,702	130,283	266,459	253,932
Service and other	51,582	44,816	96,584	85,260

Total revenues	267,488	247,790	484,893	459,212

Cost of revenues:
License	5,463	4,633	8,965	7,778
Customer support	21,542	21,493	40,898	42,432
Service and other	41,158	36,428	76,271	69,722
Amortization of acquired technology-based intangible assets (note 4)	16,420	15,152	31,847	29,294

Total cost of revenues	84,583	77,706	157,981	149,226

Gross profit	182,905	170,084	326,912	309,986

Operating expenses:
Research and development	34,268	34,347	65,231	65,889
Sales and marketing	58,603	53,891	102,783	104,581
General and administrative	19,478	22,377	39,288	43,602
Depreciation	5,258	4,398	10,133	8,545
Amortization of acquired customer-based intangible assets (note 4)	9,256	8,735	18,057	17,652
Special charges (note 13)	3,461	10,423	6,656	29,012

Total operating expenses	130,324	134,171	242,148	269,281

Income from operations	52,581	35,913	84,764	40,705

Other income (expense), net	(6,003)	(1,671)	(3,523)	1,769
Interest expense, net	(2,473)	(2,716)	(6,608)	(5,762)

Income before income taxes	44,105	31,526	74,633	36,712
Provision for income taxes (note 10)	6,995	10,325	15,852	13,781

Net income for the period	$37,110	$21,201	$58,781	$22,931

Net income per share—basic (note 17)	$0.65	$0.38	$1.03	$0.41

Net income per share—diluted (note 17)	$0.64	$0.37	$1.01	$0.40

Weighted average number of Common Shares outstanding—basic	57,019	56,403	56,950	55,895

Weighted average number of Common Shares outstanding—diluted	58,088	57,448	58,007	56,964

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Retained earnings, beginning of period	$215,362	$106,209	$193,691	$104,479
Net income	37,110	21,201	58,781	22,931

Retained earnings, end of period	$252,472	$127,410	$252,472	$127,410

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income for the period	$58,781	$22,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	60,037	55,491
Share-based compensation expense	5,337	5,820
Excess tax benefits on share-based compensation expense	(562)	(697)
Pension expense	231	410
Amortization of debt issuance costs	667	734
Unrealized gain on financial instruments	—	(3,872)
Unrealized gain on marketable securities	—	(4,353)
Deferred taxes	(3,831)	(1,300)
Impairment charges	—	452
Changes in operating assets and liabilities:
Accounts receivable	9,670	1,387
Prepaid expenses and other current assets	(689)	(3,323)
Income taxes	36,859	(8,004)
Deferred charges and credits	(29,267)	—
Accounts payable and accrued liabilities	(21,312)	(6,534)
Deferred revenues	(24,772)	(24,029)
Other assets	(2,212)	1,857

Net cash provided by operating activities	88,937	36,970
Cash flows from investing activities:
Additions of capital assets-net	(14,582)	(11,764)
Purchase of StreamServe Inc., net of cash acquired	(57,221)	—
Purchase of Vignette Corporation, net of cash acquired	—	(90,600)
Purchase of eMotion LLC, net of cash acquired	—	(556)
Purchase consideration for prior period acquisitions	(2,814)	(8,240)
Investments in marketable securities	(668)	—
Maturity of short-term investments	—	38,525

Net cash used in investing activities	(75,285)	(72,635)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	562	697
Proceeds from issuance of Common Shares	4,553	6,142
Purchase of Treasury Stock	(12,499)	—
Repayment of long-term debt	(1,760)	(1,734)
Debt issuance costs	(29)	(1,024)

Net cash (used in) provided by financing activities	(9,173)	4,081
Foreign exchange gain on cash held in foreign currencies	10,112	3,395
Increase (decrease) in cash and cash equivalents during the period	14,591	(28,189)
Cash and cash equivalents at beginning of the period	326,192	275,819

Cash and cash equivalents at end of the period	$340,783	$247,630

Supplementary cash flow disclosures (note 16)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2010

(Tabular amounts in thousands, except share and per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (consolidated financial statements) include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and the methods of their application are consistent with those used and described in our annual consolidated financial statements for the fiscal year ended June 30, 2010. The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of StreamServe Inc. (StreamServe), with effect from October 27, 2010. The consolidated financial statements do not include certain financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The operating results for the three and six months ended December 31, 2010, are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2011.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) the realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.

Comprehensive income

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income for the period	$37,110	$21,201	$58,781	$22,931
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	1,168	(1,903)	7,145	16,545
Unrealized gain (loss) on short-term investments	—	3	—	(34)
Release of unrealized gain on marketable securities to income	—	—	—	(4,353)
Unrealized gain (loss) on cash flow hedges	1,419	(1,475)	2,989	(1,062)
Unrealized gain on marketable securities	57	—	101	—
Actuarial gain (loss) relating to defined benefit pension plans	—	70	—	(200)

Comprehensive income for the period	$39,754	$17,896	$69,016	$33,827

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2010	$4,868
Bad debt expense for the period	1,391
Write-off/adjustments	(1,162)

Balance of allowance for doubtful accounts as of December 31, 2010	$5,097

NOTE 3—CAPITAL ASSETS

	As of December 31, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$15,218	$10,307	$4,911
Office equipment	6,935	6,314	621
Computer hardware	94,141	79,934	14,207
Computer software	33,742	26,909	6,833
Leasehold improvements	28,846	15,879	12,967
Buildings*	28,474	2,361	26,113

	$207,356	$141,704	$65,652

	As of June 30, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$13,600	$9,197	$4,403
Office equipment	6,542	5,630	912
Computer hardware	89,191	73,789	15,402
Computer software	31,244	24,047	7,197
Leasehold improvements	23,679	13,570	10,109
Buildings*	18,399	2,136	16,263

	$182,655	$128,369	$54,286

*	Included in the cost of buildings is an amount of $10.4 million (June 30, 2010—$0.4 million) that relates to the construction of a new building in Waterloo, Ontario, Canada. Construction of the building is in progress and therefore depreciation will commence only when the construction is completed and the asset is put into use in and around the first quarter of Fiscal 2012.

NOTE 4—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2010	$197,996	$130,197	$328,193
Acquisition of StreamServe (note 14)	27,300	15,400	42,700
Amortization expense	(31,847)	(18,057)	(49,904)
Foreign exchange and other impacts	274	50	324

Net book value, December 31, 2010	$193,723	$127,590	$321,313

The weighted average amortization period for acquired technology and customer intangible assets is approximately 6 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2011 (six months ended June 30)	$51,574
2012	101,929
2013	98,664
2014	40,082
2015 and beyond	29,064

Total	$321,313

NOTE 5—OTHER ASSETS

	As of December 31, 2010	As of June 30, 2010
Debt issuance costs	$3,724	$4,362
Deposits and restricted cash	9,019	8,486
Long-term prepaid expenses and other long-term assets	6,027	3,858
Miscellaneous other assets	964	190

	$19,734	$16,896

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

NOTE 6—DEFERRED CHARGES

Deferred charges relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations done as part of an internal reorganization of our international subsidiaries. Deferred charges are amortized to income tax expense over a period of 6 years.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2010	As of June 30, 2010
Accounts payable—trade	$8,266	$12,247
Accrued salaries and commissions	35,344	34,062
Accrued liabilities	56,901	53,844
Amounts payable in respect of restructuring and other special charges (note 13)	7,092	11,498
Accruals relating to acquisitions	2,360	4,417
Asset retirement obligations	4,393	3,536

	$114,356	$119,604

Long-term accrued liabilities

	As of December 31, 2010	As of June 30, 2010
Amounts payable in respect of restructuring and other special charges (note 13)	$244	$582
Accruals relating to acquisitions	2,051	2,514
Other accrued liabilities	5,780	9,982
Asset retirement obligations	2,287	2,677

	$10,362	$15,755

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with Accounting Standards Codification (ASC) Topic 410 “Asset Retirement and Environmental Obligations”. As of December 31, 2010, the present value of this obligation was $6.7 million (June 30, 2010—$6.2 million), with an undiscounted value of $7.1 million (June 30, 2010—$6.8 million).

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted ASC Topic 805 “Business Combinations” (ASC Topic 805), we have accrued for costs relating to legacy workforce reductions and abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and, in the case of abandoned facilities, have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for workforce reductions is extinguished against the payments made to the employees and, the accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015.

The following table summarizes the activity with respect to our acquisition accruals during the six months ended December 31, 2010.

	Balance June 30, 2010	Usage/ Foreign Exchange	Balance December 31, 2010
Captaris
Employee termination costs	$62	$(62)	$—
Excess facilities	3,937	(620)	3,317
Transaction-related costs	—	—	—

	3,999	(682)	3,317
IXOS
Employee termination costs	—	—	—
Excess facilities	2,663	(1,698)	965
Transaction-related costs	—	—	—

	2,663	(1,698)	965
Other acquisitions
Employee termination costs	—	—	—
Excess facilities	269	(140)	129
Transaction-related costs	—	—	—

	269	(140)	129
Totals
Employee termination costs	62	(62)	—
Excess facilities	6,869	(2,458)	4,411
Transaction-related costs	—	—	—

	$6,931	$(2,520)	$4,411

NOTE 8—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of December 31, 2010	As of June 30, 2010
Long-term debt
Term loan	$286,522	$288,019
Mortgage	12,457	12,493

	298,979	300,512
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,457	12,493

	15,450	15,486

Long-term portion of long-term debt	$283,529	$285,026

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our acquisition of Hummingbird Corporation (a company we acquired in October 2006). We have not drawn down any amounts under the revolver to date. The credit agreement is secured by certain of our subsidiaries.

Term loan

The term loan has a seven-year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to December 31, 2010, we have made total non-scheduled prepayments to date of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three and six months ended December 31, 2010, we recorded interest expense of $1.8 million and $3.7 million, respectively (three and six months ended December 31, 2009—$1.9 million and $3.7 million, respectively), relating to the term loan.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of December 31, 2010.

For the three and six months ended December 31, 2010, we recorded interest expense of $0.05 million and $0.1 million, respectively (three and six months ended December 31, 2009—$0.06 million and $0.1 million, respectively), on account of stand-by fees relating to the revolver.

Mortgage

In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. On January 1, 2011, the mortgage was extended for a six-month term, now maturing on July 1, 2011. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50% (instead of a fixed rate of 5.25% per annum). Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.3 million due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada.

As of December 31, 2010, the carrying value of the mortgage was $12.5 million (June 30, 2010—$12.5 million).

As of December 31, 2010, the carrying value of the existing Waterloo building was $15.7 million (June 30, 2010—$15.9 million).

For the three and six months ended December 31, 2010, we recorded interest expense of $0.2 million and $0.3 million respectively (three and six months ended December 31, 2009—$0.2 million and $0.3 million, respectively), relating to the mortgage.

NOTE 9—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

Treasury Stock

During the three months ended December 31, 2010, we repurchased 264,834 Open Text Common Shares, in the amount of $12.5 million, for the purpose of future reissuance under our Fiscal 2011 Long Term Incentive Plan (LTIP 4). No such purchases were made in the three months ended September 30, 2010 or in the three and six months ended December 31, 2009.

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended December 31,			Six months ended December 31,
	2010	2009		2010	2009
Stock options	$784	$1,819	*	$1,781	$5,202	*
Restricted stock units (legacy Vignette employees)	28	311		76	618
Deferred stock units (Directors)	53	—		105	—
Performance stock units (LTIP 3 and LTIP 4)	1,872	—		3,375	—

Total share-based compensation expense	$2,737	$2,130		$5,337	$5,820

*	Inclusive of charges of $1.0 million and $3.2 million, respectively, booked to Special charges for the three and six months ended December 31, 2009 (see Note 13).

Summary of Outstanding Stock Options

As of December 31, 2010, options to purchase an aggregate of 2,478,692 Common Shares were outstanding and 1,373,045 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day on NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the six months ended December 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2010	2,669,142	$23.55
Granted	36,800	43.32
Exercised	(196,112)	20.02
Forfeited or expired	(31,138)	31.75

Outstanding at December 31, 2010	2,478,692	$24.02	3.15	$54,696

Exercisable at December 31, 2010	1,812,392	$20.01	2.50	$47,288

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC Topic 718 “Compensation—Stock Compensation” (ASC Topic 718), and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Weighted–average fair value of options granted	$14.97	$13.05	$14.97	$13.14

Weighted-average assumptions used:
Expected volatility	40%	39%	40%	39%
Risk–free interest rate	1.4%	2.4%	1.4%	2.4%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.3	4.3	4.3	4.3
Forfeiture rate (based on historical rates)	5%	5%	5%	5%

As of December 31, 2010, the total compensation cost related to the unvested stock awards not yet recognized was $6.2 million, which will be recognized over a weighted average period of approximately 2 years.

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

For the three and six months ended December 31, 2010, cash in the amount of $1.0 million and $3.9 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2010 from the exercise of options eligible for a tax deduction was $0.2 million and $1.1 million, respectively.

For the three and six months ended December 31, 2009, cash in the amount of $1.4 million and $5.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2009 from the exercise of options eligible for a tax deduction was $0.02 million and $1.3 million, respectively.

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the three and six months ended December 31, 2010, we granted 4,721 and 4,878 deferred stock units (DSUs) , respectively, to certain nonemployee directors (three and six months ended December 31, 2009—nil). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and vest at the Company’s next annual general meeting following the granting of the DSUs.

On October 29, 2010, we granted 264,834 performance stock units (PSUs) under the LTIP 4 (three and six months ended December 31, 2009—nil). We did not grant any PSUs under the Fiscal 2010 Long term Incentive Plan (LTIP 3) during the six months ended December 31, 2010 and 2009, respectively. Awards achieved under the LTIP 3 and LTIP 4 will be settled over the three year period ending June 30, 2012 and June 30, 2013, respectively.

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

Long Term Incentive Plans

On September 10, 2007, our Board of Directors approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three-year program whereby we make a series of annual grants, each of which covers a three-year performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria.

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 have been settled in cash in the aggregate amount of $14.4 million, of which $10.4 million has been paid during the six months ended December 31, 2010. No further payments are required to be made under LTIP 1 as all settlements under LTIP 1 have been made.

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

Grants made in Fiscal 2011 under the LTIP (LTIP 4) took effect in Fiscal 2011 starting on July 1, 2010. Awards under LTIP 4 may be equal to 50%, 100% or 150% of the target. We expect to settle LTIP 4 awards in stock.

Consistent with the provisions of ASC Topic 718, we have measured the fair value of the liability under LTIP 2 as of December 31, 2010 and recorded an expense relating to such liability to compensation cost in the amount of $22,000 for the three months ended December 31, 2010 and $0.9 million for the six months ended December 31, 2010 (three and six months ended December 31, 2009—$3.0 million and $5.6 million, respectively- inclusive of the compensation costs under LTIPs 1 and 2). The outstanding liability under the LTIP 2 as of December 31, 2010 was $5.7 million (June 30, 2010—$15.4 million—inclusive of the liability under LTIPs 1 and 2) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of LTIP 2 will be equal to the payouts made.

PSUs granted classified under the LTIP equity plans (LTIPs 3 and 4 ) have been measured at fair value as of the effective date, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the three and six months ended December 31, 2010, $1.9 million and $3.4 million, respectively has been charged to share-based compensation expense, (three and six months ended December 31, 2009—nil), on account of the LTIP equity plans.

NOTE 10—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48) we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three and six months ended December 31, 2010, we recognized interest in the amount of $0.3 million and $2.1 million, respectively (three and six months ended December 31, 2009—$0.3 million and $1.2 million, respectively), and penalties with a recovery of $0.3 million and $0.3 million, respectively (three and six months ended December 31, 2009—penalties in the amount of nil and a recovery of $0.2 million, respectively). The amount of interest and penalties accrued as of December 31, 2010 was $9.0 million ($6.8 million as of June 30, 2010) and $15.2 million ($12.0 million as of June 30, 2010), respectively. Included in these balances as of December 31, 2010 are accrued interest and penalties of nil and $3.3 million, respectively, relating to the acquisition of StreamServe (see Note 14).

We believe that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2010 could decrease tax expense in the next 12 months by approximately $2.8 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions and the expiration of competent authority relief.

Our most significant tax jurisdictions are Canada, the United States, Germany and Luxembourg. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, Germany, France and Spain. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2010:

	December 31, 2010	Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument assets (note 12)	$4,225	$ n/a	$4,225	$	n/a
Marketable securities	769	769	n/a		n/a

	$4,994	$769	$4,225	$	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2010, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Forward Contracts

In July 2010, we entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of the payroll expenses that are expected to be paid by our Canadian subsidiary. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian Dollar (“CAD”) on account of large costs that get incurred from our centralized Canadian operations, and are denominated in CAD. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with paragraph 815-20-25-84 of ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2010, is recorded within “Prepaid expenses and other current assets”.

As of December 31, 2010, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $67.2 million (June 30, 2010—nil).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three and six months ended December 31, 2010, were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (see Note 11)

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4,225

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended December 31, 2010	Six months ended December 31, 2010		Three months ended December 31, 2010	Six months ended December 31, 2010		Three months ended December 31, 2010	Six months ended December 31, 2010
Foreign currency forward contracts	$3,056	$5,482	Operating expenses	$1,049	$1,257	N/A	$—	$—

NOTE 13—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans.

The following tables summarize total Special charges incurred during the periods indicated below:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Fiscal 2011 Restructuring Plan	$1,671	$—	$1,671	$—
Fiscal 2010 Restructuring Plan (cash liability portion)	662	8,112	3,857	20,622
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	982	—	3,164
Fiscal 2009 Restructuring Plan	—	373	—	2,878
Acquisition-related costs	1,128	504	1,128	1,896
Impairment charges	—	452	—	452

Total	$3,461	$10,423	$6,656	$29,012

Reconciliations of the liability relating to each of our outstanding restructuring plans are provided hereunder:

Fiscal 2011 Restructuring Plan

In the second quarter of Fiscal 2011, we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2011 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2011 restructuring plan as we finalize the detailed plans of these restructuring actions and we will recognize the related charges. The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our records as appropriate.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2010 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Other	Total
Balance as of June 30, 2010	$—	$—	$—	$—
Accruals and adjustments	1,609	62	—	1,671
Cash payments	(574)	(24)	—	(598)
Foreign exchange	(9)	1	—	(8)

Balance as of December 31, 2010	$1,026	$39	$—	$1,065

Fiscal 2010 Restructuring Plan (cash liability portion)

In the first quarter of Fiscal 2010, we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2010 restructuring plan). These charges relate to workforce reductions and other miscellaneous direct costs. The provision related to workforce reduction is expected to be paid by June 2011. The provision related to facility costs is expected to be paid by July 2012. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reductions and facility costs and revise our assumptions and estimates as appropriate.

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan, exclusive of other costs, were expected to be approximately $40 million. To date, $40.9 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2010 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952
Accruals and adjustments	1,372	678	1,807	3,857
Cash payments	(6,026)	(771)	(1,807)	(8,604)
Foreign exchange	349	185	—	534

Balance as of December 31, 2010	$4,426	$1,313	$—	$5,739

*	Other costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction.

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, we began to implement, restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). The total costs incurred in conjunction with the Fiscal 2009 restructuring plan were $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2010 is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$329	$1,628	$1,957
Accruals and adjustments	—	—	—
Cash payments	(162)	(1,285)	(1,447)
Foreign exchange	(128)	2	(126)

Balance as of December 31, 2010	$39	$345	$384

NOTE 14—ACQUISITIONS

Fiscal 2011

StreamServe Inc.

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition for $70.5 million in cash will add complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of StreamServe have been consolidated with those of Open Text beginning October 27, 2010.

The following tables summarize the consideration paid for StreamServe and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$70,514

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the three months ended December 31, 2010	$1,128

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 27, 2010, are set forth below:

Current assets (inclusive of cash acquired of $13,293)	$29,431
Long-term assets	3,267
Intangible customer assets	15,400
Intangible technology assets	27,300
Total liabilities assumed	(43,912)

Total identifiable net assets	31,486
Goodwill	39,028

$70,514

As set forth in the purchase agreement, $6.0 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement. Subject to certain conditions being met, this consideration will be released to the equity holders of StreamServe at the end of 15 months following the closing date of the acquisition.

The factors that impact the deductibility of goodwill are currently being assessed.

The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.4 million, of which $1.4 million was expected to be uncollectible.

The amount of StreamServe’s revenues and net income included in Open Text’s consolidated statement of income for the three and six months ended December 31, 2010, and the unaudited pro forma revenues and net income of the combined entity had the acquisition date been consummated as of July 1, 2010 and July 1, 2009, are set forth below:

	Revenues	Net Income*
Actual from October 27, 2010 to December 31, 2010	$13,299	$15

	Three months ended December 31,		Six months ended December 31,
Supplemental Unaudited Pro forma Information	2010	2009	2010	2009
Total revenues	$274,004	$268,959	$505,475	$493,114
Net income**	$34,480	$26,509	$54,227	$26,026

*	Included within net income for the period reported above are $1.3 million of amortization charges relating to the allocated values of intangible assets, and $1.7 million of restructuring charges included within Special charges (Note 13).
**	Included in net income in the three and six months ended December 31, 2010 are non-recurring charges in the amount of $3.3 million, recorded by StreamServe in relation to business combination costs incurred by StreamServe and the acceleration of the vesting of StreamServe employee stock options. Estimated amortization charges relating to the allocated values of intangible assets are also included within net income for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

NOTE 15—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2011— June 30, 2011	July 1, 2011— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$319,072	$17,814	$20,467	$280,791	$—
Operating lease obligations*	137,794	14,539	41,376	30,983	50,896
Purchase obligations	2,995	961	2,018	16	—

	$459,861	$33,314	$63,861	$311,790	$50,896

*	Net of $5.1 million of sublease income to be received from properties which we have subleased to other parties.

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

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Cash paid during the period for interest	$2,057	$3,321	$4,307	$6,486
Cash received during the period for interest	$299	$207	$539	$545
Cash paid during the period for income taxes	$4,444	$9,937	$4,891	$15,673

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

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Basic earnings per share
Net income	$37,110	$21,201	$58,781	$22,931

Basic earnings per share	$0.65	$0.38	$1.03	$0.41

Diluted earnings per share
Net income	$37,110	$21,201	$58,781	$22,931

Diluted earnings per share	$0.64	$0.37	$1.01	$0.40

Weighted average number of shares outstanding
Basic	57,019	56,403	56,950	55,895
Effect of dilutive securities	1,069	1,045	1,057	1,069

Diluted	58,088	57,448	58,007	56,964

Excluded as anti-dilutive*	347	537	271	451

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

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

During the six months ended December 31, 2010, Mr. Stephen Sadler, a director, earned approximately $0.3 million (six months ended December 31, 2009—$0.3 million), inclusive of bonus fees of $250,000, in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 19—SUBSEQUENT EVENTS

Metastorm Inc.

On February 2, 2011 we announced that we have entered into an agreement and plan of merger to acquire Metastorm Inc. (Metastorm) through a merger between Metastorm and one of our subsidiaries. Headquartered in Baltimore, Maryland, Metastorm is a provider of Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software. Based on the terms of the agreement, Metastorm stockholders will receive approximately $182 million in cash, subject to a customary indemnification holdback. We believe that Metastorm will add complementary technology and expertise that will enhance our ECM solutions portfolio. The transaction is expected to close during our third quarter ending March 31, 2011, and is subject to customary regulatory approvals and consent from Metastorm stockholders.

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

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and six months ended December 31, 2010 compared with the three and six months ended December 31, 2009, unless otherwise noted.

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content Management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve structured and unstructured content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology by regularly upgrading and improving on our product offerings. We have endeavored to achieve this objective internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 4,100 people worldwide.

Quarterly Highlights:

Some highlights of our operating results for the three months ended December 31, 2010 include:

•	Operating cash flows increased from $32.5 million to $40.0 million over the same period in the prior fiscal year.

•	Total revenues increased by 7.9% over the same period in the prior fiscal year, to $267.5 million.

•	Customer support revenues increased from $130.3 million to $136.7 million over the same period in the prior fiscal year.

•	Our overall cash and cash equivalents balance at December 31, 2010 increased by $14.6 million over June 30, 2010.

Other highlights were as follows:

•	In October 2010, we announced that we have acquired StreamServe Inc., a leading provider of business communication solutions. See “Acquisitions” below for more details.

•

In November 2010, “Open Text Content World 2010” was held at the Gaylord National Resort and Conference Center in Washington D.C. offering more than 110 sessions, from customer case studies, to business and technical breakouts, panel discussions, and best practices through leadership sessions. With the launch of the new ECM Suite 2010, “Open Text Everywhere”, as well as new developments in our solution portfolios for Microsoft SharePoint and SAP, Content World 2010 was a showcase of new possibilities in the world of ECM.

•

In November 2010, we announced our plan to obtain the technology and distribution license to allow Open Text to embed Oracle technology in its products, in order to fully utilize the capabilities of “Oracle Database 11g” as an enterprise content repository. This will also permit rapid uptake of “Oracle Fusion Middleware 11g” and other Oracle platform capabilities. The solutions can help Open Text customers capture large volumes of emails, documents, images, and application data and manage their entire lifecycle in an integrated environment.

•

In November 2010, we showcased a new release of “Open Text Everywhere” with native client applications for Apple iPhone and iPad. With client applications from Open Text, business users gain access to critical content and processes from their iPhones and iPads. The new applications were revealed for the first time at our annual Content World user conference where attendees were able to experience “Open Text Everywhere” in action on iPads and iPhones.

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

During Fiscal 2011 we have continued our acquisition activity with the following acquisition:

StreamServe Inc. (StreamServe)

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition will add complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination. For more details relating to the acquisition of StreamServe, see Note 14 “Acquisitions” to our condensed consolidated financial statements.

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

Results of Operations

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenues, as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenues by Product Type

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
License	$79,204	$72,691	$6,513	$121,850	$120,020	$1,830
Customer support	136,702	130,283	6,419	266,459	253,932	12,527
Services and Other	51,582	44,816	6,766	96,584	85,260	11,324

Total	$267,488	$247,790	$19,698	$484,893	$459,212	$25,681

	Three months ended December 31,		Six months ended December 31,
(% of total revenues)	2010	2009	2010	2009
License	29.6%	29.3%	25.1%	26.1%
Customer support	51.1%	52.6%	55.0%	55.3%
Services and Other	19.3%	18.1%	19.9%	18.6%

Total	100.0%	100.0%	100.0%	100.0%

Revenues by Geography

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
North America	$135,304	$124,964	$10,340	$252,940	$232,281	$20,659
Europe	111,776	105,663	6,113	192,968	197,049	(4,081)
Other	20,408	17,163	3,245	38,985	29,882	9,103

Total	$267,488	$247,790	$19,698	$484,893	$459,212	$25,681

	Three months ended December 31,		Six months ended December 31,
% of total revenues	2010	2009	2010	2009
North America	50.6%	50.4%	52.2%	50.6%
Europe	41.8%	42.6%	39.8%	42.9%
Other	7.6%	7.0%	8.0%	6.5%

Total	100.0%	100.0%	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $6.5 million during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. The increase in license revenues was geographically attributable to an increase in Europe license sales of $2.8 million, an increase in North America license sales of $3.1 million, and an increase in Other geographies of $0.6 million.

License revenues increased by $1.8 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. The increase in license revenues was geographically attributable to an increase in North America license sales of $3.8 million, and an increase in Other geographies of $4.3 million. The increase was partially offset by a decrease in Europe license sales of $6.3 million.

Customer Support Revenues consists of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options.

Customer support revenues increased by approximately $6.4 million during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. The increase in customer support revenues were attributable to an increase in North America customer support revenues of $3.2 million, an increase in Europe customer support revenues of $1.0 million, and the remainder was due to an increase in Other geographies.

Customer support revenues increased by approximately $12.5 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. The increase in customer support revenues were attributable to an increase in North America customer support revenues of $7.9 million, an increase in Other geographies of $4.4 million, and the remainder of the change in Europe.

Service and Other Revenues Service revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by approximately $6.8 million during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Geographically, the increase was attributable to an increase in North America of $4.0 million, an increase in Europe of $2.3 million, and the remainder was in Other geographies.

Service and other revenues increased by approximately $11.3 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. Geographically, the increase was attributable to an increase in North America of $8.9 million, an increase in Europe of $1.9 million, and the remainder of the difference was due to an increase in Other geographies.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
License	$5,463	$4,633	$830	$8,965	$7,778	$1,187
Customer Support	21,542	21,493	49	40,898	42,432	(1,534)
Service and Other	41,158	36,428	4,730	76,271	69,722	6,549
Amortization of acquired technology-based intangible assets	16,420	15,152	1,268	31,847	29,294	2,553

Total	$84,583	$77,706	$6,877	$157,981	$149,226	$8,755

	Three months ended December 31,		Six months ended December 31,
Gross Margin	2010	2009	2010	2009
License	93.1%	93.6%	92.6%	93.5%
Customer Support	84.2%	83.5%	84.7%	83.3%
Service and Other	20.2%	18.7%	21.0%	18.2%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues remained stable during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, increasing slightly by $0.8 million. Overall gross margin on license revenues have remained stable at 93.1%.

Cost of license revenues remained consistent during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, increasing slightly by $1.2 million. Overall gross margin on license revenues has decreased from 93.5% to 92.6% as a result of a higher percentage increase in cost of license revenues than in license revenues for the six months ended December 31, 2010 as compared to the same period of last year.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues remained stable during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, increasing marginally by $0.05 million. Overall gross margin on customer support revenues have increased slightly to 84.2% due to an increase in revenues while costs remained stable as compared to the same period in the prior year.

Cost of customer support revenues decreased by $1.5 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. The decrease in costs is mainly due to savings on labour costs achieved in our first quarter of Fiscal 2011. Overall gross margin on customer support revenues have increased to 84.7% as revenues grew more than related costs.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $4.7 million and $6.5 million, respectively during the three and six months ended December 31, 2010, as compared to the three and six months ended December 31, 2009, primarily as a result of higher training and support costs associated with an increase in service and other revenues.

Overall gross margin on services and other revenues has increased to 20.2% and 21.0%, respectively for the three and six months ended December 31, 2010, as revenues grew more than related costs.

Amortization of acquired technology-based intangible assets increased by $1.3 million and $2.6 million, respectively during the three and six months ended December 31, 2010, due to the increase in intangible assets on account of acquisitions during Fiscal 2010 and Fiscal 2011.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2010	2009		2010	2009
Research and development	$34,268	$34,347	$(79)	$65,231	$65,889	$(658)
Sales and marketing	58,603	53,891	4,712	102,783	104,581	(1,798)
General and administrative	19,478	22,377	(2,899)	39,288	43,602	(4,314)
Depreciation	5,258	4,398	860	10,133	8,545	1,588
Amortization of acquired customer-based intangible assets	9,256	8,735	521	18,057	17,652	405
Special charges	3,461	10,423	(6,962)	6,656	29,012	(22,356)

Total	$130,324	$134,171	$(3,847)	$242,148	$269,281	$(27,133)

	Three months ended December 31,		Six months ended December 31,
(in % of total revenues)	2010	2009	2010	2009
Research and development	12.8%	13.9%	13.5%	14.3%
Sales and marketing	21.9%	21.7%	21.2%	22.8%
General and administrative	7.3%	9.0%	8.1%	9.5%
Depreciation	2.0%	1.8%	2.1%	1.9%
Amortization of acquired customer-based intangible assets	3.5%	3.5%	3.7%	3.8%
Special charges	1.3%	4.2%	1.4%	6.3%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development helps enable organic growth and as such we may dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses remained stable for the three and six months ended December 31, 2010 as compared to the same periods of the prior fiscal year.

Overall, our research and development expenses, as a percentage of total revenues, have dropped slightly to 12.8% and 13.5%, respectively for the three and six months ended December 31, 2010 as compared to the same periods of the prior fiscal year, as a result of an increase in total revenues, with research and development expenses remaining stable. Our expectation for Fiscal 2011 is that research and development expenses will be in the range of 14%—16% of total revenues.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $4.7 million during the three months ended December 31, 2010, primarily as a result of an increase in direct labour and labour-related benefits and expenses.

Sales and marketing expenses decreased by $1.8 million during the six months ended December 31, 2010, as a result of a decrease in direct labour and labour-related benefits and expenses experienced in the first quarter of Fiscal 2011 that offset the increase during the second quarter of Fiscal 2011.

Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable within the range of 21% – 23%.

Headcount at December 31, 2010 related to sales and marketing activities increased by 66 employees compared to December 31, 2009.

Our expectation for Fiscal 2011 is that sales and marketing expenses will be in the range of 21% – 23% of total revenues.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses decreased by $2.9 million and $4.3 million, respectively for the three and six months ended December 31, 2010 as compared to the same periods in the prior fiscal year, primarily due to lower LTIP expenses incurred in the current periods. For more Information on our LTIP expenses, see Note 9.

Overall, our general and administrative expenses, as a percentage of total revenues, have decreased to 7.3% and 8.1%, respectively for the three and six months ended December 31, 2010, as compared to 9.0% and 9.5%, respectively for the same periods last year, due to efficiencies achieved on account of our restructuring plans.

Our expectation for Fiscal 2011 is that general and administrative expenses will be in the range of 8% – 10% of total revenues.

Depreciation expenses increased by $0.9 million and $1.6 million, respectively in the three and six months ended December 31, 2010, due to an increase in capital assets as a result of acquisitions made in Fiscal 2010 and Fiscal 2011.

Amortization of acquired customer-based intangible assets increased by $0.5 million and $0.4 million, respectively for three and six months ended December 31, 2010 as compared to the same period in the prior fiscal year, due to an increase in intangible assets on account of acquisitions made during Fiscal 2010 and Fiscal 2011.

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction, abandonment of excess facilities, impairment of long-lived assets, acquisition related costs and other similar charges. Generally, we implement such plans in the context of streamlining existing Open Text operations with those of acquired entities. Actions related to such restructuring plans are usually completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

During the three and six months ended December 31, 2009, we recorded $10.4 million and $29.0 million, respectively of special charges, primarily resulting from the implementation of our “Fiscal 2010 Restructuring Plan”, announced and approved by our board during the first quarter of Fiscal 2010. For the three and six months ended December 31, 2010, we recorded $3.5 million and $6.7 million of special charges, respectively. These charges are primarily the result of accounting for the remaining employee workforce reduction within the “Fiscal 2010 Restructuring Plan”, plus the implementation of our “Fiscal 2011 Restructuring Plan” announced during the second quarter of Fiscal 2011. For more details on Special charges, see Note 13 to our condensed consolidated financial statements.

Other income (expense), net relates to the net impact of non-operational gains and losses consisting primarily of foreign exchange gains (losses) and tax-related penalties. These gains and losses are not generally predictable and the lower (net) other expense in the three months ended December 31, 2009, as well as the higher (net) other income in the six months ended December 31, 2009, was due to the impact of certain “one-time” gains that were not repeated during the three and six months ended December 31, 2010.

Interest expense, net is primarily made up of cash interest paid on our debt facilities and interest related to income tax exposures, offset by interest income earned on our cash and cash equivalents. Net interest expense decreased slightly by $0.2 million in the three months ended December 31, 2010, as compared to the same period of the prior fiscal year, due to a decrease in interest related to tax uncertainties.

Net interest expense increased by $0.8 million in the six months ended December 31, 2010 as compared to the same period of Fiscal 2010, primarily due to an increase in interest and penalties related to income tax expense incurred in the first quarter of Fiscal 2011.

Provision for income taxes: The net decrease in tax expense from $10.3 million during the three months ended December 31, 2009 to $7.0 million during the three months ended December 31, 2010 was primarily due to the impacts of our internal reorganization during Fiscal 2010 and Fiscal 2011. The increase in the fiscal year to date tax expense from $13.8 million in Fiscal 2010 to $15.9 million in Fiscal 2011 was primarily on account of an increase in income before income taxes over the comparative periods.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2010	2009
Cash provided by operating activities	$88,937	$36,970	$51,967
Cash (used in) investing activities	(75,285)	(72,635)	(2,650)
Cash (used in) provided by financing activities	(9,173)	4,081	(13,254)

Cash flows provided by operating activities

Cash flows from operating activities increased by $52.0 million in the six months ended December 31, 2010 compared to the six months ended December 31, 2009 due to an increase in net income of $35.9 million, an increase in non-cash adjustments of $9.2 million and an increase in working capital of $6.9 million.

The increase in non-cash adjustments is primarily due to an unrealized gain on financial instruments, and the release of an unrealized gain on marketable securities to income incurred in the last fiscal year, in the amount of $3.9 million and $4.4 million, respectively, which were not repeated in the current period. Non-cash adjustments were also increased by an additional $4.5 million of depreciation and amortization of intangible assets, on account of recent acquisitions; however this increase in non-cash adjustments was partially offset by a decrease in deferred taxes of $2.5 million.

The increase in operating assets and liabilities was primarily due to (i) $8.3 million related to stronger accounts receivable collections in the current period, (ii) $15.6 million related to the net impact of changes in the income taxes payable balance partially offset by changes in tax related deferred charges and credits, and (iii) $2.6 million related to a higher prepaid expense and other current assets balance. These increases were offset by decreases of (i) $4.1 million related to other assets, and (ii) $14.8 million related to accounts payable and accrued liabilities. The remaining change in operating assets and liabilities related to miscellaneous items.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions.

Cash flows used in investing activities increased by $2.7 million in the six months ended December 31, 2010 compared to the six months ended December 31, 2009 primarily due to incremental additions of capital assets of $2.8 million. Although cash flows from investing activities were increased by $39.4 million as a result of a reduction in acquisition related spending, this was offset by the absence of cash inflows from the maturity of short-term investments in the amount of $38.5 million, when compared to the same period in the prior fiscal year. The remaining change in investing activities was related to miscellaneous items.

Cash flows (used in) provided by financing activities

Our cash flows from financing activities consist of long-term debt financing and monies received from shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our shares.

Cash flows provided by financing activities decreased by $13.3 million in the six months ended December 31, 2010 compared to the six months ended December 31, 2009 as a result of $12.5 million that we spent this quarter on repurchases of our Common Shares in connection with our Fiscal 2011 long-term incentive plan (LTIP 4). The price paid for the Common Shares was at the prevailing market price at the time of repurchase. For more details regarding this repurchase and LTIP 4, see Note 9 to our condensed consolidated financial statements. Cash flows used in financing activities also increased by $1.6 million as a result of less cash collected in connection with the issuance of Common Shares; however this was offset by an increase of $1.0 million from a reduction in spending related to debt financing activities. The remaining change in financing activities was related to miscellaneous items.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement with a Canadian chartered bank consisting of a term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by certain of our subsidiaries. For details relating to this and our other credit facilities, see Note 8 to our condensed consolidated financial statements.

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

As of December 31, 2010, the carrying value of the term loan was $286.5 million and we were in compliance with all loan covenants relating to this facility.

Extension of Mortgage

In December 2005, we entered into a five year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. On January 1, 2011, the mortgage was extended for a six-month term, now maturing on July 1, 2011. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.3 million due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada. (For more details, see Note 8 to our condensed consolidated financial statements.)

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition related activities may require additional sources of financing.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2011— June 30, 2011	July 1, 2011— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$319,072	$17,814	$20,467	$280,791	$—
Operating lease obligations*	137,794	14,539	41,376	30,983	50,896
Purchase obligations	2,995	961	2,018	16	—

	$459,861	$33,314	$63,861	$311,790	$50,896

*	Net of $5.1 million of sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a five-year mortgage on our headquarters in Waterloo, Ontario, Canada. See Note 8 to our condensed consolidated financial statements. As of December 31, 2010 there were no borrowings outstanding under our revolver, however if we borrow under the revolver, it would increase our contractual obligations.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

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

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a more complete discussion of our critical accounting policies and estimates. There was no significant change in our critical accounting policies and estimates since the end of the fiscal year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under the revolver as of December 31, 2010. As of December 31, 2010, we had an outstanding balance of $286.5 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of December 31, 2010, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of December 31, 2010 is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of December 31, 2010, this balance represented approximately 72% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 7%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S., are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Australian Dollars and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations. To limit the potential exposure we have to foreign currency fluctuations, we have entered into a hedging program with a Canadian chartered bank. For more details of our hedging program, see Note 12.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)), is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no registered sales of equity securities during the period covered by this Form 10-Q.

Stock Purchases

The following table provides details of Common Shares purchased by the Company during the three months ended December 31, 2010:

PURCHASES OF EQUITY SECURITIES OF THE COMPANY FOR THE THREE

MONTHS ENDED DECEMBER 31, 2010

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/10 to 10/31/10	—	$—	—	—
11/1/10 to 11/30/10	—	$—	—	—
12/1/10 to 12/31/10	264,834	$47.19	—	132,417

Total	264,834	$47.19	—	132,417

The above represents Common Shares issuable, in the future, in connection with performance share units granted under our Fiscal 2011 long-term incentive plan (LTIP 4). For more details of this repurchase, please see “Treasury Stock” under Note 9 “Share Capital, Option Plans and Share-based Payments”, under Part I Item 1 of this Quarterly Report on Form 10-Q. The price paid for the Common Shares was at the prevailing market price at the time of repurchase.

Item 6. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
3.1	Open Text Corporation By-laws*

4.1	Amended and Restated Shareholder Rights Plan, dated December 2, 2010, between Computershare Investor Services Inc as rights agent, and the Company.*

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Filed as an Exhibit in the Company’s Report on Form 8-K, as filed with the SEC on December 2, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 3, 2011	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)