Form 10-Q
period 2011-03-31
OPEN TEXT CORP
filed 2011-04-28
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

At April 26, 2011, there were 57,250,487 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$237,747	$326,192
Accounts receivable trade, net of allowance for doubtful accounts of $5,446 as of March 31, 2011 and $4,868 as of June 30, 2010 (note 2)	150,160	132,143
Income taxes recoverable (note 10)	26,478	44,509
Prepaid expenses and other current assets	33,567	21,086
Deferred tax assets (note 10)	19,048	20,242

Total current assets	467,000	544,172
Capital assets (note 3)	73,526	54,286
Goodwill	832,558	666,055
Acquired intangible assets (note 4)	374,321	328,193
Deferred tax assets (note 10)	45,447	30,420
Other assets (note 5)	20,920	16,896
Deferred charges (note 6)	55,407	27,558
Long-term income taxes recoverable (note 10)	52,814	48,102

Total assets	$1,921,993	$1,715,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$127,066	$119,604
Current portion of long-term debt (note 8)	15,787	15,486
Deferred revenues	256,382	219,752
Income taxes payable (note 10)	32,814	39,666
Deferred tax liabilities (note 10)	3,641	28,384

Total current liabilities	435,690	422,892
Long-term liabilities:
Accrued liabilities (note 7)	13,057	15,755
Deferred credits	5,323	—
Pension liability	18,584	15,888
Long-term debt (note 8)	282,781	285,026
Deferred revenues	11,613	10,085
Long-term income taxes payable (note 10)	106,963	64,699
Deferred tax liabilities (note 10)	43,406	13,459

Total long-term liabilities	481,727	404,912
Shareholders’ equity:
Share capital (note 9)
57,236,987 and 56,825,995 Common Shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively; Authorized Common Shares: unlimited	612,445	602,868
Additional paid-in capital	71,174	61,298
Accumulated other comprehensive income	59,154	44,021
Retained earnings	288,302	193,691
Treasury stock, at cost (572,413 and 307,579 shares, respectively at March 31, 2011 and June 30, 2010)	(26,499)	(14,000)

Total shareholders’ equity	1,004,576	887,878

Total liabilities and shareholders’ equity	$1,921,993	$1,715,682

Guarantees and contingencies (note 15)

Related party transactions (note 18)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
License	$67,794	$49,527	$189,644	$169,547
Customer support	143,126	124,443	409,585	378,375
Service and other	52,037	38,807	148,621	124,067

Total revenues	262,957	212,777	747,850	671,989

Cost of revenues:
License	3,772	3,744	12,737	11,522
Customer support	22,699	20,777	63,597	63,209
Service and other	43,830	31,314	120,101	101,036
Amortization of acquired technology-based intangible assets (note 4)	17,677	15,044	49,524	44,338

Total cost of revenues	87,978	70,879	245,959	220,105

Gross profit	174,979	141,898	501,891	451,884

Operating expenses:
Research and development	41,324	31,654	106,555	97,543
Sales and marketing	61,132	45,983	163,915	150,564
General and administrative	23,323	18,405	62,611	62,007
Depreciation	5,917	4,437	16,050	12,982
Amortization of acquired customer-based intangible assets (note 4)	10,102	8,910	28,159	26,562
Special charges (note 13)	4,437	6,083	11,093	35,095

Total operating expenses	146,235	115,472	388,383	384,753

Income from operations	28,744	26,426	113,508	67,131

Other income (expense), net	2,905	(5,554)	(618)	(3,785)
Interest expense, net	(2,977)	(2,625)	(9,585)	(8,387)

Income before income taxes	28,672	18,247	103,305	54,959
Provision for (recovery of) income taxes (note 10)	(7,158)	5,133	8,694	18,914

Net income for the period	$35,830	$13,114	$94,611	$36,045

Net income per share—basic (note 17)	$0.63	$0.23	$1.66	$0.64

Net income per share—diluted (note 17)	$0.61	$0.23	$1.63	$0.63

Weighted average number of Common Shares outstanding—basic	57,133	56,537	57,010	56,106

Weighted average number of Common Shares outstanding—diluted	58,359	57,696	58,132	57,214

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Retained earnings, beginning of period	$252,472	$127,410	$193,691	$104,479
Net income	35,830	13,114	94,611	36,045

Retained earnings, end of period	$288,302	$140,524	$288,302	$140,524

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income for the period	$94,611	$36,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	93,733	83,882
Share-based compensation expense	8,431	7,154
Excess tax benefits on share-based compensation expense	(1,577)	(904)
Pension expense	387	562
Amortization of debt issuance costs	1,012	1,064
Unrealized gain on financial instruments	—	(878)
Unrealized gain on marketable securities	—	(4,353)
Loss on sale and write down of capital assets	12	136
Deferred taxes	(10,789)	(3,714)
Impairment charges	—	830
Changes in operating assets and liabilities:
Accounts receivable	4,538	23,953
Prepaid expenses and other current assets	124	(1,306)
Income taxes	21,820	(18,238)
Deferred charges and credits	(29,172)	—
Accounts payable and accrued liabilities	(22,022)	(11,466)
Deferred revenues	12,813	(1,029)
Other assets	(2,657)	3,233

Net cash provided by operating activities	171,264	114,971
Cash flows from investing activities:
Additions of capital assets-net	(26,536)	(15,269)
Purchase of weComm Limited, net of cash acquired	(20,198)	—
Purchase of Metastorm Inc., net of cash acquired	(168,657)	—
Purchase of StreamServe Inc., net of cash acquired	(57,221)	—
Purchase of Vignette Corporation, net of cash acquired	—	(90,600)
Purchase of eMotion LLC, net of cash acquired	—	(556)
Purchase consideration for prior period acquisitions	(4,206)	(11,407)
Investments in marketable securities	(668)	—
Maturity of short-term investments	—	45,525

Net cash used in investing activities	(277,486)	(72,307)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	1,577	904
Proceeds from issuance of Common Shares	9,384	8,937
Purchase of Treasury Stock	(12,499)	—
Repayment of long-term debt	(2,661)	(2,607)
Debt issuance costs	(29)	(1,024)

Net cash (used in) provided by financing activities	(4,228)	6,210
Foreign exchange gain (loss) on cash held in foreign currencies	22,005	(3,365)
Increase (decrease) in cash and cash equivalents during the period	(88,445)	45,509
Cash and cash equivalents at beginning of the period	326,192	275,819

Cash and cash equivalents at end of the period	$237,747	$321,328

Supplementary cash flow disclosures (note 16)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2011

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

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). These financial statements are based upon accounting policies and the methods of their application are consistent with those used and described in our annual consolidated financial statements for the fiscal year ended June 30, 2010. The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of StreamServe Inc. (StreamServe), with effect from October 27, 2010, Metastorm Inc. (Metastorm), with effect from February 18, 2011, and weComm Limited (weComm), with effect from March 8, 2011. The consolidated financial statements do not include certain financial statement disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2011.

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

Comprehensive income

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income for the period	$35,830	$13,114	$94,611	$36,045
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	4,766	(12,766)	11,911	3,779
Unrealized loss on short-term investments	—	(3)	—	(37)
Release of unrealized gain on marketable securities to income	—	—	—	(4,353)
Unrealized gain (loss) on cash flow hedges	(178)	—	2,811	(1,062)
Unrealized gain on marketable securities	310	—	411	—
Actuarial loss relating to defined benefit pension plans	—	(5)	—	(205)

Comprehensive income for the period	$40,728	$340	$109,744	$34,167

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2010	$4,868
Bad debt expense for the period	2,215
Write-off/adjustments	(1,637)

Balance of allowance for doubtful accounts as of March 31, 2011	$5,446

NOTE 3—CAPITAL ASSETS

	As of March 31, 2011
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$15,930	$11,019	$4,911
Office equipment	7,686	6,867	819
Computer hardware	97,976	83,020	14,956
Computer software	36,949	30,182	6,767
Leasehold improvements	33,860	17,908	15,952
Buildings*	32,599	2,478	30,121

	$225,000	$151,474	$73,526

	As of June 30, 2010
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$13,600	$9,197	$4,403
Office equipment	6,542	5,630	912
Computer hardware	89,191	73,789	15,402
Computer software	31,244	24,047	7,197
Leasehold improvements	23,679	13,570	10,109
Buildings*	18,399	2,136	16,263

	$182,655	$128,369	$54,286

*	Included in the cost of buildings is an amount of $14.6 million (June 30, 2010—$0.4 million) that relates to the construction of a new building in Waterloo, Ontario, Canada. Construction of the building is in progress and therefore depreciation will commence only when the construction is completed and the asset is put into use in and around the first quarter of Fiscal 2012.

NOTE 4—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2010	$197,996	$130,197	$328,193
Acquisition of Metastorm (note 14)	40,700	34,300	75,000
Acquisition of weComm (note 14)	5,000	300	5,300
Acquisition of StreamServe (note 14)	27,300	15,400	42,700
Amortization expense	(49,524)	(28,159)	(77,683)
Foreign exchange and other impacts	665	146	811

Net book value, March 31, 2011	$222,137	$152,184	$374,321

The weighted average amortization period for acquired technology and customer intangible assets is approximately 6 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2011 (three months ended June 30)	$29,322
2012	117,204
2013	113,936
2014	55,353
2015 and beyond	58,506

Total	$374,321

NOTE 5—OTHER ASSETS

	As of March 31, 2011	As of June 30, 2010
Debt issuance costs	$3,379	$4,362
Deposits and restricted cash	10,249	8,486
Long-term prepaid expenses and other long-term assets	6,006	3,858
Miscellaneous other assets	1,286	190

	$20,920	$16,896

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

NOTE 6—DEFERRED CHARGES

Deferred charges relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges are amortized to income tax expense over a period of 6 years.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2011	As of June 30, 2010
Accounts payable—trade	$13,346	$12,247
Accrued salaries and commissions	38,024	34,062
Accrued liabilities	64,528	53,844
Amounts payable in respect of restructuring and other special charges (note 13)	6,386	11,498
Accruals relating to acquisitions	1,255	4,417
Asset retirement obligations	3,527	3,536

	$127,066	$119,604

Long-term accrued liabilities

	As of March 31, 2011	As of June 30, 2010
Amounts payable in respect of restructuring and other special charges (note 13)	$165	$582
Accruals relating to acquisitions	1,881	2,514
Other accrued liabilities	7,301	9,982
Asset retirement obligations	3,710	2,677

	$13,057	$15,755

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805), we have accrued for costs relating to abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015.

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of March 31, 2011, the present value of this obligation was $7.2 million (June 30, 2010—$6.2 million), with an undiscounted value of $7.8 million (June 30, 2010—$6.8 million).

NOTE 8—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of March 31, 2011	As of June 30, 2010
Long-term debt
Term loan	$285,774	$288,019
Mortgage	12,794	12,493

	298,568	300,512
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,794	12,493

	15,787	15,486

Long-term portion of long-term debt	$282,781	$285,026

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

Term loan

The term loan has a seven-year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. From October 2, 2006 (the inception of the loan) to March 31, 2011, we have made total non-scheduled prepayments to date of $90.0 million towards the principal on the term loan. Our current quarterly scheduled principal payment is approximately $0.7 million.

For the three and nine months ended March 31, 2011, we recorded interest expense of $1.8 million and $5.5 million, respectively (three and nine months ended March 31, 2010—$1.8 million and $5.5 million, respectively), relating to the term loan.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of March 31, 2011.

For the three and nine months ended March 31, 2011, we recorded interest expense of $0.07 million and $0.2 million, respectively (three and nine months ended March 31, 2010—$0.06 million and $0.2 million, respectively), on account of stand-by fees relating to the revolver.

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

As of March 31, 2011, the carrying value of the mortgage was $12.8 million (June 30, 2010—$12.5 million).

As of March 31, 2011, the carrying value of the existing Waterloo building was $15.5 million (June 30, 2010—$15.9 million).

For the three and nine months ended March 31, 2011, we recorded interest expense of $0.1 million and $0.4 million, respectively (three and nine months ended March 31, 2010—$0.2 million and $0.5 million, respectively), relating to the mortgage.

NOTE 9—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

Treasury Stock

During the three months ended December 31, 2010, we repurchased 264,834 Open Text Common Shares, in the amount of $12.5 million, for the purpose of future reissuance under our Fiscal 2011 Long Term Incentive Plan (LTIP 4). No such purchases were made in the three months ended March 31, 2011, in the three months ended September 30, 2010, or in the three and nine months ended March 31, 2010.

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Stock options	$939	$1,066	$2,719	$6,268	*
Restricted stock units (legacy Vignette employees)	31	193	106	811
Deferred stock units (Directors)	128	75	234	75
Performance stock units (LTIP 3 and LTIP 4)	1,997	—	5,372	—

Total share-based compensation expense	$3,095	$1,334	$8,431	$7,154

*	Inclusive of charges of nil and $3.2 million booked to Special charges for the three and nine months ended March 31, 2010, respectively. (See note 13)

Summary of Outstanding Stock Options

As of March 31, 2011, options to purchase an aggregate of 2,325,108 Common Shares were outstanding and 1,346,045 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the trading day on NASDAQ immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the nine months ended March 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2010	2,669,142	$23.55
Granted	63,800	48.79
Exercised	(376,696)	22.05
Forfeited or expired	(31,138)	31.75

Outstanding at March 31, 2011	2,325,108	$24.38	2.99	$88,218

Exercisable at March 31, 2011	1,689,308	$20.03	2.32	$71,435

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC Topic 718 “Compensation—Stock Compensation” (ASC Topic 718), and SEC Staff Accounting Bulletin No. 107. The option-pricing model requires input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Weighted–average fair value of options granted	$19.82	$14.98	$17.02	$14.11
Weighted-average assumptions used:
Expected volatility	40%	38%	40%	39%
Risk–free interest rate	2.0%	2.0%	1.6%	2.2%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.3	4.3	4.3	4.3
Forfeiture rate (based on historical rates)	5%	5%	5%	5%

As of March 31, 2011, the total compensation cost related to the unvested stock awards not yet recognized was $5.8 million (March 31, 2010—$8.3 million), which will be recognized over a weighted average period of approximately 2 years.

In each of the above periods, no cash was used by us to settle equity instruments granted under share-based compensation arrangements.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the three and nine months ended March 31, 2011, we received cash in the amount of $4.4 million and $8.3 million, respectively (three and nine months ended March 31, 2010—$2.5 million and $8.2 million, respectively), as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2011 from the exercise of options eligible for a tax deduction was $1.3 million and $2.4 million, respectively (three and nine months ended March 31, 2010—$0.3 million and $1.6 million, respectively).

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the three and nine months ended March 31, 2011, we granted 1,548 and 6,426 deferred stock units (DSUs), respectively (DSUs granted during the three and nine months ended March 31, 2010 – nil and 4,167, respectively), to certain nonemployee directors. The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and vest at the Company’s next annual general meeting following the granting of the DSUs.

On October 29, 2010, we granted 264,834 performance stock units (PSUs) under the Fiscal 2011 Long Term Incentive Plan (LTIP 4). We did not grant any other PSUs under LTIP 4 or the Fiscal 2010 Long Term Incentive Plan (LTIP 3) during the nine months ended March 31, 2011 and 2010, respectively. Awards achieved under the LTIP 3 and LTIP 4 will be settled over the three year period ending June 30, 2012 and June 30, 2013, respectively.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 574,767 Open Text restricted stock awards (RSAs) to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009, and a portion has been allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

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

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 have been settled in cash in the aggregate amount of $14.4 million, of which $10.4 million has been paid during the nine months ended March 31, 2011. No further payments are required to be made under LTIP 1 as all settlements under LTIP 1 have been made.

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

Consistent with the provisions of ASC Topic 718, we have measured the fair value of the liability under LTIP 2 as of March 31, 2011 and recorded an expense relating to such liability to compensation cost in the amount of $3.9 million for the three months ended March 31, 2011 and $4.8 million for the nine months ended March 31, 2011 (three and nine months ended March 31, 2010—$5.4 million and $11.0 million, respectively- inclusive of the compensation costs under LTIPs 1 and 2). The outstanding liability under the LTIP 2 as of March 31, 2011 was $9.8 million (June 30, 2010—$15.4 million—inclusive of the liability under LTIPs 1 and 2) and is re-measured based upon the change in the fair value of the liability, as of the end of every reporting period, and a cumulative adjustment to compensation cost for the change in fair value is recognized. The cumulative compensation expense recognized upon completion of LTIP 2 will be equal to the payouts made.

PSUs granted under the LTIP equity plans (LTIPs 3 and 4) have been measured at fair value as of the effective date, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the three and nine months ended March 31, 2011, $2.0 million and $5.4 million, respectively, has been charged to share-based compensation expense (three and nine months ended March 31, 2010—nil) on account of the LTIP equity plans.

NOTE 10—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest expense, net” line and penalties related to liabilities for income tax expense under the “Other income (expense), net” line of our Condensed Consolidated Statements of Income. For the three and nine months ended March 31, 2011, we recognized interest in the amount of $0.8 million and $2.9 million, respectively (three and nine months ended March 31, 2010—$0.3 million and $1.5 million, respectively) and penalties of nil and a recovery of $0.3 million, respectively (three and nine months ended March 31, 2010—penalties of nil and a recovery of $0.2 million, respectively). The year to date amount of interest and penalties accrued as of March 31, 2011 was $10.1 million ($6.8 million as of June 30, 2010) and $15.7 million ($12.0 million as of June 30, 2010), respectively. Included in these year to date balances as of March 31, 2011, are accrued interest and penalties of nil and $3.3 million, respectively, relating to the acquisition of StreamServe (see note 14).

We believe that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2011 could decrease tax expense in the next 12 months by $2.8 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions and the expiration of competent authority relief.

Our most significant tax jurisdictions are Canada, the United States, Germany and Luxembourg. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, France and Spain. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2011:

	March 31, 2011	Fair Market Measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument assets (note 12)	$3,973	$ n/a	$3,973	$	n/a
Marketable securities	1,079	1,079	n/a		n/a

	$5,052	$1,079	$3,973	$	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2011, no indications of impairment were identified and therefore no fair value measurements were required.

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

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with paragraph 815-20-25-84 of ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2011, is recorded within “Prepaid expenses and other current assets”.

As of March 31, 2011, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $42 million (June 30, 2010—nil).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three and nine months ended March 31, 2011, were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 11)

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$3,973

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31, 2011	Nine months ended March 31, 2011		Three months ended March 31, 2011	Nine months ended March 31, 2011		Three months ended March 31, 2011	Nine months ended March 31, 2011
Foreign currency forward contracts	$1,586	$7,068	Operating expenses	$1,838	$3,095	N/A	$—	$—

NOTE 13—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans.

The following tables summarize total Special charges incurred during the periods indicated below:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Fiscal 2011 Restructuring Plan	$2,960	$—	$4,631	$—
Fiscal 2010 Restructuring Plan (cash liability portion)	229	5,056	4,086	25,678
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	—	—	3,164
Fiscal 2009 Restructuring Plan	—	—	—	2,878
Acquisition-related costs	1,248	649	2,376	2,545
Impairment charges	—	378	—	830

Total	$4,437	$6,083	$11,093	$35,095

Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

Fiscal 2011 Restructuring Plan

In the second quarter of Fiscal 2011, we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2011 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2011 restructuring plan as we finalize the detailed plans of these restructuring actions and we will recognize the related charges. The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2011 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Other	Total
Balance as of June 30, 2010	$—	$—	$—	$—
Accruals and adjustments	4,359	272	—	4,631
Cash payments	(2,083)	(66)	—	(2,149)
Foreign exchange	(25)	2	—	(23)

Balance as of March 31, 2011	$2,251	$208	$—	$2,459

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

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan, exclusive of other costs, were expected to be approximately $40 million. To date, $41.1 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2011 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952
Accruals and adjustments	1,604	675	1,807	4,086
Cash payments	(7,668)	(1,265)	(1,807)	(10,740)
Foreign exchange	95	235	—	330

Balance as of March 31, 2011	$2,762	$866	$—	$3,628

*	“Other” costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate ownership of our intellectual property within certain jurisdictions and to effect an operational reduction in the number of our global subsidiaries with the goal of having a single operating legal entity in each jurisdiction.

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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2011 is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$329	$1,628	$1,957
Accruals and adjustments	—	—	—
Cash payments	(162)	(1,350)	(1,512)
Foreign exchange	(126)	5	(121)

Balance as of March 31, 2011	$41	$283	$324

NOTE 14—ACQUISITIONS

Fiscal 2011

StreamServe Inc.

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition of StreamServe for $70.5 million in cash will add complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of StreamServe have been consolidated with those of Open Text beginning October 27, 2010.

The following tables summarize the consideration paid for StreamServe and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$70,514

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the nine months ended March 31, 2011	$1,166

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

$70,514

As set forth in the purchase agreement, $6.0 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement. Subject to certain conditions being met, this consideration will be released to the former equity holders of StreamServe at the end of 15 months following the closing date of the acquisition.

No portion of the goodwill recorded upon the acquisition of StreamServe is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.4 million, of which $1.6 million was expected to be uncollectible.

The amount of StreamServe’s revenues and net income included in Open Text’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Income*
Actual from January 1, 2011 to March 31, 2011	$16,052	$306
Actual from October 27, 2010 to March 31, 2011	$29,351	$321

	Three months ended March 31,		Nine months ended March 31,
Supplemental Unaudited Pro forma Information	2011***	2010	2011	2010
Total revenues	n/a	$225,408	$768,431	$718,522
Net income**	n/a	$10,927	$90,057	$36,953

*	Included within net income for the three months ended March 31, 2011 are $2.0 million of amortization charges relating to the allocated values of intangible assets and $0.03 million of restructuring charges included within Special charges. Included within net income for the period from October 27, 2010 to March 31, 2011 are $3.3 million of amortization charges relating to the allocated values of intangible assets and $1.7 million of restructuring charges included within Special charges (note 13).
**	Included in pro forma net income for the nine months ended March 31, 2011 are non-recurring charges in the amount of $3.3 million recorded by StreamServe in connection to acquisition costs incurred by StreamServe and the acceleration of the vesting of StreamServe employee stock options. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.
***	Pro forma information is not applicable for the three months ended March 31, 2011, as the results of operations of StreamServe were consolidated with those of Open Text for the three-month period.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Metastorm Inc.

On February 18, 2011, we acquired Metastorm, a software company based in Baltimore, Maryland. Metastorm provides Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution. The acquisition of Metastorm will add complementary technology and expertise that can be used to enhance our ECM solutions portfolio. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Metastorm have been consolidated with those of Open Text beginning February 18, 2011.

The following tables summarize the consideration paid for Metastorm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$182,000

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2011	$895

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 18, 2011 are set forth below:

Current assets (inclusive of cash acquired of $13,343)	$37,380
Long-term assets	14,281
Intangible customer assets	34,300
Intangible technology assets	40,700
Total liabilities assumed	(55,277)

Total identifiable net assets	71,384
Goodwill	110,616

$182,000

As set forth in the purchase agreement, $5.5 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement. Subject to certain conditions being met, this consideration will be delivered to the former equity holders of Metastorm at the end of 275 days following the closing date of the acquisition.

The fair value of goodwill recorded above includes an amount of $10.6 million which is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $10.8 million. The gross amount receivable was $12.0 million, of which $1.2 million was expected to be uncollectible.

On account of this acquisition having been consummated in the latter half of the current quarterly reporting period ended March 31, 2011 the fair value of goodwill recorded above is provisional, pending the finalization of liabilities existing as of acquisition date. We expect to complete such assessments on or before June 30, 2011.

The amount of Metastorm’s revenues and net loss included in Open Text’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Loss*
Actual from February 18, 2011 to March 31, 2011	$12,139	$(1,443)

	Three months ended March 31,		Nine months ended March 31,
Supplemental Unaudited Pro forma Information	2011	2010	2011	2010
Total revenues	$274,987	$230,521	$801,008	$723,159
Net income**	32,833	9,897	85,462	29,973

*	Included within net loss for the period reported above are $1.6 million of estimated amortization charges relating to the allocated values of intangible assets and $2.6 million of restructuring charges included within Special charges (note 13).

**	Included in pro forma net income for the three and nine months ended March 31, 2011 are non-recurring charges in the amount of $0.7 million, recorded by Metastorm in connection with acquisition costs incurred by Metastorm and employee stock based compensations and bonuses. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

weComm Limited

On March 8, 2011, we acquired weComm, a software company based in London, United Kingdom. weComm’s software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets. The acquisition of weComm will facilitate our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications more cost-effectively across a multitude of mobile operating systems and devices. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of weComm have been consolidated with those of Open Text beginning March 8, 2011.

The following tables summarize the consideration paid for weComm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the completion date:

Cash consideration paid	$20,461

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2011	$315

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 8, 2011 are set forth below:

Current assets (inclusive of cash acquired of $263)	$954
Long-term assets	328
Intangible customer assets	300
Intangible technology assets	5,000
Total liabilities assumed	(2,867)

Total identifiable net assets	3,715
Goodwill	16,746

$20,461

As set forth in the purchase agreement, $1.3 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement. Subject to certain conditions being met, this consideration will be delivered at the end of 12 months following the completion date of the acquisition.

No portion of the goodwill recorded upon the acquisition of weComm is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.19 million. The gross accounts receivable was $0.25 million, of which $0.06 million was expected to be uncollectible.

On account of this acquisition having been consummated in the latter half of the current quarterly reporting period ended March 31, 2011 the fair value of goodwill recorded above is provisional, pending the finalization of liabilities existing as of acquisition date. We expect to complete such assessments on or before June 30, 2011.

The amount of weComm’s revenues and net loss included in Open Text’s Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Loss*
Actual from March 8, 2011 to March 31, 2011	$32	$(295)

	Three months ended March 31,		Nine months ended March 31,
Supplemental Unaudited Pro forma Information	2011	2010	2011	2010
Total revenues	$263,248	$214,117	$749,722	$675,401
Net income	34,478	13,475	92,321	35,925

*	Included within net loss for the period reported above are $0.08 million of estimated amortization charges relating to the allocated values of intangible assets and $0.17 million of restructuring charges included within Special charges (note 13).

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

NOTE 15—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2011— June 30, 2011	July 1, 2011— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$316,639	$15,474	$20,384	$280,781	$—
Operating lease obligations*	148,216	7,417	46,514	34,512	59,773
Purchase obligations	3,195	580	2,583	32	—

	$468,050	$23,471	$69,481	$315,325	$59,773

*	Net of $4.0 million of sublease income to be received from properties which we have subleased to other parties.

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

NOTE 16—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cash paid during the period for interest	$2,216	$2,061	$6,523	$8,547
Cash received during the period for interest	$376	$142	$915	$687
Cash paid during the period for income taxes	$14,156	$12,443	$19,047	$28,116

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

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Basic earnings per share
Net income	$35,830	$13,114	$94,611	$36,045

Basic earnings per share	$0.63	$0.23	$1.66	$0.64

Diluted earnings per share
Net income	$35,830	$13,114	$94,611	$36,045

Diluted earnings per share	$0.61	$0.23	$1.63	$0.63

Weighted average number of shares outstanding
Basic	57,133	56,537	57,010	56,106
Effect of dilutive securities	1,226	1,159	1,122	1,108

Diluted	58,359	57,696	58,132	57,214

Excluded as anti-dilutive*	124	309	57	527

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 18—RELATED PARTY TRANSACTIONS

Our policy regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Board and the transaction approved by a majority of the independent members of our Board. The Board reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.

During the nine months ended March 31, 2011, Mr. Stephen Sadler, a director, earned approximately $0.6 million (nine months ended March 31, 2010—$0.3 million), inclusive of bonus fees of $480,000 (nine months ended March 31, 2010—$250,000), in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

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

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements (consolidated financial statements) and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2011 compared with the three and nine months ended March 31, 2010, unless otherwise noted.

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content Management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve structured and unstructured content. We focus on ECM solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology by regularly upgrading and improving on our product offerings. We have endeavored to achieve this objective internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 4,400 people worldwide.

Quarterly Highlights:

Some highlights of our operating results for the three months ended March 31, 2011 include:

•	Total revenues increased by 23.6% over the same period in the prior fiscal year, to $263.0 million.

•	License revenues increased by 37.0% over the same period in the prior fiscal year, to $67.8 million.

•	Service and other revenues increased by 34.0% over the same period in the prior fiscal year, to $52.0 million.

•	Operating cash flows increased by 5.5%, compared to the same period in the prior fiscal year, to $82.3 million.

Other highlights were as follows:

•	In March 2011, we acquired weComm Limited (weComm), a London-based software company. See “Acquisitions” below for more details.

•

In March 2011, we announced the availability of OpenText “Application Governance & Archiving for Microsoft SharePoint 2010”. This solution provides integrated end-to-end management of SharePoint 2010 sites as well as management of documents across an entire enterprise. Using this solution, companies can take control over SharePoint sites to enforce broader compliance and archiving policies and help lower ongoing administration and storage costs. It also helps to improve user productivity by opening access to all enterprise content from within SharePoint, thus helping to increase the value of content by giving companies a more robust, well-managed long-term corporate memory.

•

In February 2011, we acquired Metastorm Inc. (Metastorm), a software company that provides “Business Process Management (BPM)”, “Business Process Analysis (BPA)” and “Enterprise Architecture (EA)”. See “Acquisitions” below for more details.

•

In January 2011, we announced the availability of OpenText StreamServe “Persuasion” version 5, which helps businesses improve their customer communication. Persuasion was the first major product release from StreamServe Inc. (StreamServe) since it was acquired by OpenText in October 2010 and we believe it represents a great addition to the OpenText ECM Suite.

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

During Fiscal 2011 we have continued our acquisition activities with the following acquisitions:

weComm Limited

On March 8, 2011, we acquired weComm, a software company based in London, United Kingdom. weComm’s software platform offers deployment of media rich applications for mobile devices, including smartphones and tablets. The acquisition facilitates our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications cost-effectively across a multitude of mobile operating systems and devices.

Metastorm Inc.

On February 18, 2011, we acquired Metastorm, a software company based in Baltimore, Maryland. Metastorm provides BPM, BPA, and EA software that helps enterprises align their strategies with execution. The acquisition adds complementary technology and expertise that can be used to enhance our ECM solutions portfolio.

StreamServe Inc.

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition adds complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market.

In accordance with Accounting Standards Codification Topic 805 “Business Combinations” (ASC Topic 805), these acquisitions were accounted for as business combinations. For more details relating to these acquisitions, see note 14 “Acquisitions” to our consolidated financial statements.

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

Results of Operations

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenues, as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenues by Product Type

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
License	$67,794	$49,527	$18,267	$189,644	$169,547	$20,097
Customer support	143,126	124,443	18,683	409,585	378,375	31,210
Services and Other	52,037	38,807	13,230	148,621	124,067	24,554

Total	$262,957	$212,777	$50,180	$747,850	$671,989	$75,861

	Three months ended March 31,		Nine months ended March 31,
(% of total revenues)	2011	2010	2011	2010
License	25.8%	23.3%	25.3%	25.2%
Customer support	54.4%	58.5%	54.8%	56.3%
Services and Other	19.8%	18.2%	19.9%	18.5%

Total	100.0%	100.0%	100.0%	100.0%

Revenues by Geography

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
North America	$135,203	$111,410	$23,793	$388,143	$343,691	$44,452
Europe	104,612	83,831	20,781	297,580	280,880	16,700
Other	23,142	17,536	5,606	62,127	47,418	14,709

Total	$262,957	$212,777	$50,180	$747,850	$671,989	$75,861

	Three months ended March 31,		Nine months ended March 31,
% of total revenues	2011	2010	2011	2010
North America	51.4%	52.4%	51.9%	51.1%
Europe	39.8%	39.4%	39.8%	41.8%
Other	8.8%	8.2%	8.3%	7.1%

Total	100.0%	100.0%	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $18.3 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in license revenues was geographically attributable to an increase in North America license sales of $9.3 million, an increase in Europe license sales of $7.3 million and an increase in Other geographies of $1.7 million.

License revenues increased by $20.1 million during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. The increase in license revenues was geographically attributable to an increase in North America license sales of $13.1 million, an increase in Europe license sales of $1.1 million and an increase in Other geographies of $5.9 million.

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

Customer support revenues increased by $18.7 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in customer support revenues was attributable to an increase in North America customer support revenues of $7.4 million, an increase in Europe customer support revenues of $9.0 million and an increase in Other geographies of $2.3 million.

Customer support revenues increased by $31.2 million during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. The increase in customer support revenues was attributable to an increase in North America customer support revenues of $15.3 million, an increase in Europe of $9.3 million and an increase in Other geographies of $6.6 million.

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

Service and other revenues increased by $13.2 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Geographically, the increase was attributable to an increase in North America of $7.1 million, an increase in Europe of $4.5 million and an increase in Other geographies of $1.6 million.

Service and other revenues increased by $24.6 million during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. Geographically, the increase was attributable to an increase in North America of $16.0 million, an increase in Europe of $6.4 million, and an increase in Other geographies of $2.2 million.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
License	$3,772	$3,744	$28	$12,737	$11,522	$1,215
Customer Support	22,699	20,777	1,922	63,597	63,209	388
Service and Other	43,830	31,314	12,516	120,101	101,036	19,065
Amortization of acquired technology-based intangible assets	17,677	15,044	2,633	49,524	44,338	5,186

Total	$87,978	$70,879	$17,099	$245,959	$220,105	$25,854

	Three months ended March 31,		Nine months ended March 31,
Gross Margin	2011	2010	2011	2010
License	94.4%	92.4%	93.3%	93.2%
Customer Support	84.1%	83.3%	84.5%	83.3%
Service and Other	15.8%	19.3%	19.2%	18.6%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues remained stable during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Overall gross margin on license revenues has increased slightly from 92.4% to 94.4% as a result of efficiencies achieved this quarter.

Cost of license revenues remained consistent during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, increasing only slightly by $1.2 million. Overall gross margin on license revenues has remained consistent at 93.3% as compared to 93.2% in the same period of the prior fiscal year.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues remained relatively stable during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, increasing slightly by $1.9 million. Overall gross margin on customer support revenues have also remained stable.

Cost of customer support revenues increased marginally by $0.4 million during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.

Cost of service and other revenues consists primarily of the costs of providing integration, customization and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of service and other revenues increased by $12.5 million and $19.1 million, respectively, during the three and nine months ended March 31, 2011, as compared to the three and nine months ended March 31, 2010, primarily as a result of higher training and support costs associated with an increase in service and other revenues.

Overall gross margin on service and other revenues have decreased to 15.8% for the three months ended March 31, 2011 due to increases in both component costs of hardware revenues and subcontracting costs of service revenues in non-North America geographies. However, this decrease in gross margin in the third quarter has been offset by prior quarters’ growth of revenues over costs and thus overall gross margin on service and other revenues have remained stable for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.

Amortization of acquired technology-based intangible assets increased by $2.6 million and $5.2 million, respectively during the three and nine months ended March 31, 2011, due to the increase in intangible assets on account of acquisitions during Fiscal 2011 and the latter part of Fiscal 2010.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,		Change/ increase (decrease)	Nine months ended March 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
Research and development	$41,324	$31,654	$9,670	$106,555	$97,543	$9,012
Sales and marketing	61,132	45,983	15,149	163,915	150,564	13,351
General and administrative	23,323	18,405	4,918	62,611	62,007	604
Depreciation	5,917	4,437	1,480	16,050	12,982	3,068
Amortization of acquired customer-based intangible assets	10,102	8,910	1,192	28,159	26,562	1,597
Special charges	4,437	6,083	(1,646)	11,093	35,095	(24,002)

Total	$146,235	$115,472	$30,763	$388,383	$384,753	$3,630

	Three months ended March 31,		Nine months ended March 31,
(in % of total revenues)	2011	2010	2011	2010
Research and development	15.7%	14.9%	14.2%	14.5%
Sales and marketing	23.2%	21.6%	21.9%	22.4%
General and administrative	8.9%	8.6%	8.4%	9.2%
Depreciation	2.3%	2.1%	2.1%	1.9%
Amortization of acquired customer-based intangible assets	3.8%	4.2%	3.8%	4.0%
Special charges	1.7%	2.9%	1.5%	5.2%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development helps enable organic growth and as such we may dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by $9.7 million and $9.0 million, respectively, for the three and nine months ended March 31, 2011, as compared to the same periods of the prior fiscal year, primarily as a result of an increase in direct labour and labour-related benefits and expenses. The impact of increased direct labour and labour-related benefits and expenses is partially offset by the decreases in other miscellaneous items.

Headcount at March 31, 2011 related to research and development activities increased by 275 employees compared to March 31, 2010.

Research and development expenses, as a percentage of total revenues, have increased slightly to 15.7% for the three months ended March 31, 2011 as compared to the same period of the prior fiscal year. However, for the nine months ended March 31, 2011, expenses as a percentage of total revenues have been consistent compared to the same period of the prior fiscal year.

Our expectation for Fiscal 2011 is that research and development expenses will be in the range of 14%—16% of total revenues.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $15.1 million and $13.4 million, respectively, during the three and nine months ended March 31, 2011, primarily as a result of an increase in direct labour and labour-related benefits and expenses.

Headcount at March 31, 2011 related to sales and marketing activities increased by 193 employees compared to March 31, 2010.

Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable and within our expectation for Fiscal 2011 in the range of 21% – 23%.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses increased by $4.9 million for the three months ended March 31, 2011 as compared to the same period in the prior fiscal year, primarily due to an increase of $2.7 million relating to miscellaneous business and property taxes, an increase of $1.9 million in office rent and related occupancy expenses on account of acquisitions in Fiscal 2011 and the latter part of Fiscal 2010, and the remaining change related to miscellaneous items.

General and administrative expenses remained relatively stable for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.

General and administrative expenses, as a percentage of total revenues, have increased slightly to 8.9% for the three months ended March 31, 2011, as compared to 8.6% for the same period last year.

General and administrative expenses, as a percentage of total revenues, have decreased to 8.4% for the nine months ended March 31, 2011, as compared to 9.2% for the same period in the prior fiscal year as total revenues, on a year to date basis, were higher in Fiscal 2011 than in Fiscal 2010, while general and administrative expenses remained stable.

Our expectation for Fiscal 2011 is that general and administrative expenses will be in the range of 8% – 10% of total revenues.

Depreciation expenses increased by $1.5 million and $3.1 million, respectively, in the three and nine months ended March 31, 2011, due to an increase in capital assets as a result of acquisitions made in Fiscal 2011 and the latter part of Fiscal 2010.

Amortization of acquired customer-based intangible assets increased by $1.2 million and $1.6 million, respectively, in the three and nine months ended March 31, 2011 as compared to the same period in the prior fiscal year, due to an increase in intangible assets on account of acquisitions made during Fiscal 2011 and the latter part of Fiscal 2010.

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

During the three and nine months ended March 31, 2010, we recorded $6.1 million and $35.1 million, respectively, of Special charges primarily resulting from the implementation of our “Fiscal 2010 Restructuring Plan”, announced and approved by our board during the first quarter of Fiscal 2010. For the three and nine months ended March 31, 2011, we recorded $4.4 million and $11.1 million of Special charges, respectively. These charges are primarily the result of accounting for the remaining employee workforce reduction within the “Fiscal 2010 Restructuring Plan”, plus the implementation of our “Fiscal 2011 Restructuring Plan” announced during the second quarter of Fiscal 2011. For more details on Special charges, see note 13 to our consolidated financial statements.

Other income (expense), net relates to the net impact of non-operational gains and losses consisting primarily of foreign exchange gains (losses) and tax-related penalties. These gains and losses are not generally predictable and the higher (net) other expense in the three and nine months ended March 31, 2010 was due to the impact of certain “one-time” losses incurred in the three and nine months ended March 31, 2010 that were not repeated in the same periods in Fiscal 2011.

Interest expense, net is primarily made up of cash interest paid on our debt facilities and interest related to income tax exposures, offset by interest income earned on our cash and cash equivalents. Net interest expense increased slightly by $0.4 million and $1.2 million, respectively, in the three and nine months ended March 31, 2011, as compared to the same periods of the prior fiscal year, primarily due to an increase in interest related to income tax expense incurred in Fiscal 2011.

Provision for (recovery of) income taxes: The net change in tax expense from a provision of $5.1 million during the three months ended March 31, 2010 to a recovery of $7.2 million during the three months ended March 31, 2011 was primarily due to the tax benefits achieved from internal reorganization of our international subsidiaries during Fiscal 2011 and the latter part of Fiscal 2010.

The net change in the fiscal year to date tax expense from $18.9 million during the nine months ended March 31, 2010 to $8.7 million during the nine months ended March 31, 2011, was primarily due to the tax benefits achieved from internal reorganization of our international subsidiaries during Fiscal 2011 and the latter part of Fiscal 2010, offset by an increase in income before income taxes over the comparative periods.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Nine months ended March 31,		Increase (decrease) in cash
(In thousands)	2011	2010
Cash provided by operating activities	$171,264	$114,971	$56,293
Cash (used in) investing activities	(277,486)	(72,307)	(205,179)
Cash (used in) provided by financing activities	(4,228)	6,210	(10,438)

Cash flows provided by operating activities

Cash flows from operating activities increased by $56.3 million in the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, due to an increase in net income of $58.6 million, and an increase in non-cash adjustments of $7.4 million. These increases were offset by a decrease in working capital of $9.7 million.

The increase in non-cash adjustments was primarily due to an increase in depreciation and amortization of intangible assets in the amount of $9.9 million, on account of recent acquisitions. Non-cash adjustments were also increased due to the fact that an unrealized gain on marketable securities incurred last fiscal year, in the amount of $4.4 million, was not repeated in the current period. However the increase in non-cash adjustments was partially offset by a decrease in deferred taxes of $7.1 million. The remaining change in non-cash adjustments related to miscellaneous items.

The decrease in operating assets and liabilities was primarily related to (i) a decrease of $10.6 million on account of a change in the balance of accounts payable and accrued liabilities, (ii) $19.4 million related to a change in the accounts receivable balance, and (iii) $5.9 million related to other assets. These decreases were partially offset by an increase of (i) $10.9 million resulting from the net impact of changes in the income taxes payable balances partially offset by changes in tax related deferred charges and credits, and (ii) $13.9 million related to higher deferred revenue. The remaining change in operating assets and liabilities related to miscellaneous items.

Cash flows used in investing activities

Our cash flows used in investing activities are primarily on account of business acquisitions.

Cash flows used in investing activities increased by $205.2 million in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, primarily due to (i) an increase in acquisition related spending of $147.7 million, (ii) incremental additions of capital assets of $11.3 million, and (iii) the absence of cash inflows from the maturity of short-term investments in the amount of $45.5 million, when compared to the same period in the prior fiscal year. The remaining change in investing activities was related to miscellaneous items.

Cash flows (used in) provided by financing activities

Our cash flows from financing activities consist of long-term debt financing and amounts received from our employees for exercising options to purchase our Common Shares. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.

Cash flows provided by financing activities decreased by $10.4 million in the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, as a result of $12.5 million that we spent on repurchases of our Common Shares in connection with our Fiscal 2011 long-term incentive plan (LTIP 4) in the second quarter of the Fiscal 2011. The price paid for the Common Shares was at the prevailing market price at the time of repurchase. For more details regarding this repurchase and LTIP 4, see note 9 to our consolidated financial statements. This spending was offset by an inflow of $1.0 million resulting from a reduction in spending on debt financing activities, as well as a cash inflow of $0.4 million collected from the issuance of Common Shares and $0.7 million related to higher tax benefits on share-based compensation. The remaining change in financing activities was related to miscellaneous items.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement with a Canadian chartered bank consisting of a term loan facility in the amount of $390.0 million (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. No amount has been drawn under the revolver to date. The credit agreement is guaranteed by us and certain of our subsidiaries. For details relating to this and our other credit facilities, see note 8 to our consolidated financial statements.

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

As of March 31, 2011, the carrying value of the term loan was $285.8 million and we were in compliance with all loan covenants relating to this facility.

Extension of Mortgage

In December 2005, we entered into a mortgage agreement on our headquarters with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. On January 1, 2011, the mortgage was extended for a six-month term, now maturing on July 1, 2011. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $12.3 million due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada. (For more details, see note 8 to our consolidated financial statements.)

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition related activities may require additional sources of financing.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2011— June 30, 2011	July 1, 2011— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015 and beyond
Long-term debt obligations	$316,639	$15,474	$20,384	$280,781	$—
Operating lease obligations*	148,216	7,417	46,514	34,512	59,773
Purchase obligations	3,195	580	2,583	32	—

	$468,050	$23,471	$69,481	$315,325	$59,773

*	Net of $4.0 million of sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and the mortgage on our headquarters in Waterloo, Ontario, Canada. See note 8 to our consolidated financial statements. As of March 31, 2011, there were no borrowings outstanding under our revolver, however if we borrow under the revolver, it would increase our contractual obligations.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence have, or potentially may have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan, as we had no borrowings outstanding under the revolver as of March 31, 2011. As of March 31, 2011, we had an outstanding balance of $285.8 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of March 31, 2011, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of March 31, 2011 is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2011, this balance represented approximately 64% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%.

Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S., are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian Dollars, Australian Dollars and British Pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations. To limit the potential exposure we have to foreign currency fluctuations, we have entered into a hedging program with a Canadian chartered bank. For more details of our hedging program, see note 12 to our consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)), is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPEN TEXT CORPORATION

Date: April 28, 2011	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)