Form 10-K
period 2011-06-30
OPEN TEXT CORP
filed 2011-08-15
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Aggregate market value of the Registrant’s Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2010, the end of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion. The number of the Registrant’s Common Shares outstanding as of August 8, 2011 was 57,333,187.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2011, which are set forth in Part II, Item 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

Item 1.	Business

Overview

Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our current principal office is at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011; (ii) the term “Fiscal 2010” means our fiscal year beginning on July 1, 2009 and ending June 30, 2010; and (ii) the term “Fiscal 2009” means our fiscal year beginning on July 1, 2008 and ending June 30, 2009. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished to the SEC may be obtained free of charge through the Investor Relations section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Information on our Investors page and our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our operations fall into one dominant industry segment: Enterprise Content Management (ECM) software. Unless otherwise indicated, the information presented in this Item 1 reflects material details regarding the business of OpenText as a consolidated, unified entity.

For information regarding our revenues and assets by geography for Fiscal 2011, Fiscal 2010 and Fiscal 2009, see note 18 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

General

We are an independent company providing ECM software solutions that help people to work, interact, and innovate in a secure, engaging and productive way. We build software that combines collaboration and process optimization. We focus on ECM software solutions and generally expand our product and service offerings both organically and through strategic acquisitions, with the goal to be recognized as “The Content Experts” in the ECM industry.

Our flagship offering is the OpenText ECM Suite which brings together the content management capabilities needed to manage various types of enterprise content—including business documents, vital records, web content, rich media (images, audio and video), emails, reports and business correspondence. The OpenText ECM Suite also provides business process management tools that are designed to allow organizations to streamline the processes that connect their people and content.

This year we unveiled OpenText Everywhere, a new application designed to allow the OpenText ECM Suite to be available via mobile devices and to enable unique workforce flexibility for our ECM customers. OpenText Everywhere is designed to deliver an improved view of business processes and allow access to content and workplace social collaboration tools through the use of a mobile device.

We provide ECM software, solutions and expertise for governments, “Global 2000” organizations and mid-market companies. Our software helps customers to respond to corporate governance, regulatory and operational compliance requirements and leverage their strategic investments in enterprise software applications.

OpenText ECM Suite

The OpenText ECM Suite represents the core OpenText offering. ECM Suite 2010 provides a rich set of capabilities that assist customers with content management strategies for improving lifecycle management, optimizing transactional content processes and improving engagement through more effective use of business content.

The OpenText ECM Suite is comprised of the following components:

•

Document Management provides for a repository for business documents (such as those created via Microsoft Office, CAD, PDF, etc.) and allows for the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search of documents and their content.

•

Collaboration offers a range of software “tools” designed to facilitate people working with each other in the context of content and processes. These tools include project and community workspaces, real-time instant messaging, instant online meetings, screen sharing, “wikis”, polls, blogs, and discussion forums.

•

Records Management enables control of the complete lifecycle of content management by associating retention and disposition rules to control if and when content can or must be deleted or archived on storage media.

•

Email Management services are designed to enable the archiving, control, and monitoring of email to reduce the size of the email database, improve email server performance, control the lifecycle of email content, and monitor email content to improve compliance.

•

Archiving helps reduce storage expenses through optimization of storage use. It manages content storage policies according to business context, optimizes storage use, and provides high-end storage services to reduce future storage demands.

•	Web Content Management provides software for authoring, maintaining, and administering Web sites designed to offer a “visitor experience” that integrates content from internal and external sources.

•	Digital Asset Management provides a set of content management services for browsing, searching, viewing, assembling, and delivering rich media content such as images, audio and video.

•	Social Media applications help companies “socialize” their Web presence by adding blogs, wikis, ratings and reviews, and build communities for public Web sites and employee intranets.

•	Customer Communications Management software helps organizations process and deliver highly personalized documents in any paper or electronic format.

•	Portal enables customers to aggregate, integrate and personalize corporate information and applications.

•

Capture tools provide the means of converting documents from analog sources—such as paper or facsimile (fax) — to electronic documents and applying value-added functions to them, such as optical/intelligent character recognition (OCR/ICR), barcode scanning etc. and then releasing them into the OpenText ECM Suite repository where they can be stored, managed, and searched.

•

Business Process Management (BPM) provides the tools for analyzing, deploying, executing, and monitoring routine business processes in which content is referenced to make decisions and in which people make the decisions. BPM often involves interaction with other enterprise applications, such as those from SAP and Oracle.

•

Case Management helps provide an efficient, repeatable yet flexible structure for initiating, managing, resolving, retaining, and archiving records for these processes, while ensuring that corporate governance and compliance requirements are enforced.

The OpenText ECM Suite is the foundation of the OpenText “ecosystem strategy” solutions for customers with investments in SAP, Microsoft and Oracle. We offer customers industry-specific solutions based on the foundation of the OpenText ECM Suite for the following sectors: government, high-technology/manufacturing, energy, financial services, pharmaceutical and life sciences, legal, and media.

The OpenText ECM Suite provides a set of shared services which are designed to enable information workers to manage and exploit content types in a unified way and are comprised of the following core elements:

•	Enterprise Library provides a repository designed to enforce and manage retention schedules, corporate governance, and regulatory compliance policies for various types of content enterprise-wide.

•

Enterprise Process Services are a comprehensive set of BPM and workflow services aimed to help organizations automate business processes spanning any of the ECM Suite components as well as any other relevant application.

•	User Experience Services provides capabilities designed to deliver consistent user experience via Web interfaces, portals, the desktop applications, and mobile devices.

•	Content Analysis helps information-rich organizations to extract meaning, nuance and content from vast amounts of unstructured content.

•

Mobility provides enterprises with packaged applications for enterprise content management systems as well as a mobile application platform for customers, partners and enterprises to create their own mobile applications.

OpenText Support Program

Through our OpenText Support Program, customers receive access to software upgrades, a support knowledge base, discussions, product information and an on-line mechanism to post and review “trouble tickets”. In addition our “support teams” handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.

OpenText Consulting, Learning and Hosting Services

Our Consulting Services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.

Our Learning Services’ consultants analyze our customers’ education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText’s Learning Services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.

Our Hosting Services provide an alternative method of deployment and aim to achieve optimum performance without the administrative and implementation costs associated with installing and managing an in-house system.

Marketing and Sales

Customers

Our customer base consists of a number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2011, no single customer has accounted for 10% or more of our revenues.

Global Distribution Channels

We operate on a global basis and in Fiscal 2011 we generated approximately 49% of our revenues from outside North America. Our “direct” sales of products and services are through our subsidiaries’ sales and service organizations. In North America, our sales and service employees are based in our headquarters and in field offices throughout the United States and Canada. Outside of North America, our international subsidiaries license our software in their local countries as well as within other foreign countries where we do not have a sales subsidiary.

OpenText Global Partner Program

We also market our products worldwide through “indirect” channels. We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our ECM solutions and the investments our customers have made in their existing systems. We strive to create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value. We have two broad categories of partnerships: Global Strategic Alliances and Global Systems Integrators.

Global Strategic Alliances

These alliances are strategic partnerships, cultivated over time and often involve close collaboration of the partner’s solution and our solution to create an extended and integrated solution for the customer.

OpenText and SAP

OpenText and SAP have shared years of partnership and close collaboration. Our solutions help customers improve the way they manage content from SAP systems in order to assist them to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive all content for SAP systems, including data and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. OpenText products are typically used by SAP customers as part of their business processes.

OpenText and Microsoft Corporation

Our strategic alliance with Microsoft offers integration between our ECM solutions and Microsoft’s desktop and server products, such as Microsoft SharePoint. We provide support for Microsoft platforms such as Windows 7 and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an OpenText customer to work with information from ERP, CRM, ECM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.

Microsoft SharePoint provides office infrastructure for team collaboration. We offer solutions that better allow our customers to realize SharePoint’s ease of use, while seamlessly tying into established regulatory and compliance policies for enterprise content consistently applied to all sources of content in the enterprise through use of the OpenText ECM Suite. We also provide functionality that makes operating SharePoint environments more cost effective by managing the lifecycle of SharePoint sites (from automatic creation to disposal) and by optimizing the way SharePoint utilizes the underlying infrastructure, particularly SQL Server databases and storage.

OpenText and Oracle Corporation

This partnership extends our enterprise solutions framework, and builds upon the Oracle-Fusion based integration between OpenText and Oracle. The partnership with Oracle allows us to focus more on building content-enabled solutions that better solve complex, industry-specific problems. Our alliance with Oracle enables our customers to fortify their existing investments in Oracle applications, particularly in accounts payable, and report and output management solutions. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Global Systems Integrators

Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.

Accenture Ltd., a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic ECM solutions. Accenture’s extensive experience with enterprise-rollout planning and design, combined with our ECM technology, provides solutions designed to address an organization’s ECM requirements.

Deloitte Consulting LLP is also one of our Systems Integrator partners. Together we help organizations build value through improved ECM performance. Deloitte Consulting’s expertise provides value across human capital, strategy and operations and technology within multiple industries around the world.

Other OpenText Systems Integrator partners include Cap Gemini Inc., Logica Holding Inc., and ATOS Origin.

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

Competition

The market for our products is highly competitive, and we expect competition will continue to intensify as the ECM markets consolidate. We compete with a large number of ECM providers, web content management businesses, as well as workflow, document imaging and electronic document management companies. International Business Machines Corporation (IBM) is the largest company that competes directly with us in the ECM market. Another significant competitor is EMC Corporation (EMC), a large storage technology company, and Autonomy plc (Autonomy), a search software company based in the United Kingdom. In addition to the competition posed by IBM, EMC, and Autonomy, numerous smaller software vendors also compete in each product area. We also face competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle and Microsoft have developed products, or plan to offer products, in the content management market. Other large infrastructure vendors may follow in due course.

Vendors such as Symantec Corporation and Hewlett-Packard Company have approached the ECM market from their distinct, individual market segments, and each company may compete more intensely with us in the future. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.

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

Research and Development of Our ECM Solutions

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $146.0 million for Fiscal 2011, $129.4 million for Fiscal 2010 and $116.2 million for Fiscal 2009. We believe our spending on research and development is in line with our mission to be generally recognized as “The Content Experts” in the ECM marketplace. We expect to continue to invest in research and development, notably, in areas such as cloud computing, mobility and social media.

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

In Fiscal 2011, we made the following acquisitions:

•

On October 27, 2010, we acquired StreamServe Inc., a software company based in Burlington, Massachusetts, for $70.5 million. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. This acquisition is expected to add complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market.

•

On February 18, 2011, we acquired Metastorm Inc. for $182 million. Based in Baltimore, Maryland, Metastorm provides Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution. The acquisition of Metastorm is expected to add complementary technology and expertise that can be used to enhance our ECM solutions portfolio.

•

On March 15, 2011, we acquired weComm Limited, based in London, United Kingdom, for $20.5 million. weComm’s software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets. We expect that weComm will facilitate our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications more cost-effectively across a multitude of mobile operating systems and devices.

Prior to Fiscal 2011, we completed the following acquisitions:

•

On May 27, 2010, we completed our acquisition of Burntsand Inc. for $10.8 million, inclusive of cash acquired. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management. Burntsand complements and enhances our current service offerings to further strengthen our position in the ECM market.

•

On April 16, 2010, we acquired for $4.0 million the key assets of New Generation Consulting, Inc., a Chicago, Illinois based professional services company that delivers content enabled solutions to various U.S. based customers. Of this amount, $0.5 million was originally held back on the acquisition date, pending the resolution of certain post closing purchase price adjustments. This amount has been paid in full to the seller in the fourth quarter of Fiscal 2011. This acquisition enhances our professional services capabilities for content enabled solutions on Oracle business applications.

•

On April 1, 2010, we acquired Nstein Technologies Inc., a software company based in Montreal, Quebec, Canada, for $33.9 million, inclusive of cash acquired, and consideration paid in OpenText shares. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein’s solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. Nstein’s solutions leverage and better enhance our own product offering, thus further strengthening our position as an independent leader in the ECM market.

•

On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content for $321.4 million, inclusive of cash acquired, equity consideration provided and the fair value of shares already owned prior to acquisition date. Pursuant to the terms of the merger agreement, each share of common stock of Vignette (not already owned by OpenText) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one OpenText common share (equivalent to a value of $5.33 as of July 21, 2009). The acquisition of Vignette strengthens our ability to offer an expanded portfolio of ECM solutions to further consolidate our position as an independent leader in the ECM marketplace.

•

In April 2009, we completed the acquisition of Toronto-based Vizible Corporation, a privately held maker of digital media interface solutions for $0.9 million. The addition of Vizible expands our Digital Media solutions.

•

In October, 2008, we completed the acquisition of Captaris Inc., a provider of software products that automate document-centric processes, for $101.0 million, net of cash acquired. The acquisition of Captaris has strengthened our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions.

•

In July 2008, we completed the acquisition of eMotion LLC from Corbis Corporation, for $4.2 million, net of cash acquired. This acquisition enhances our capabilities in the “digital asset management” market, providing us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.

•

In July 2008, we completed the acquisition of substantially all of the assets of a division of Spicer Corporation, a privately held company that specializes in file format viewer solutions for desktop applications, integrated business process management (BPM) systems, and reprographics. We purchased the assets for $11.4 million.

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

On July 13, 2011, we acquired Global 360 Holding Corp. (Global360), a provider of “process and case management” solutions headquartered in Dallas, Texas. The acquisition continues our expansion into the business process management (BPM) market, and adds to our technology, talent, services, partner and geographical strengths, as well as giving us new capabilities in the field of “dynamic case management”. See note 24 “Subsequent Events” to our consolidated financial statements for more details.

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

Employees

As of June 30, 2011, we employed a total of 4,410 individuals. The composition of this employee base is as follows: (i) 936 employees in sales and marketing, (ii) 1,307 employees in product development, (iii) 915 employees in professional services, (iv) 641 employees in customer support, and (v) 611 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions that we operate in, a “Workers’ Council” represents our employees.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from our current expectations, estimates, forecasts and projections. These forward-looking statements contained in this Annual Report on Form 10-K or made elsewhere by management from time to time are subject to important risks, uncertainties and assumptions, which are difficult to predict. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. These risks discussed below are not presented in order of importance or probability of occurrence.

Weakened economic conditions and uncertainty could adversely affect our operating results

Our overall performance depends in part on worldwide economic conditions. The United States, the European Union and other key international economies have experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that the downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any temporary recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, times and severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases.

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against

Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for the portion of our credit facilities that we have not hedged. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenues being recognized from quarter to quarter

The decision by a customer to purchase our products often involves a comprehensive implementation process across the customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing arrangements. In the current economic environment it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our success depends on our relationships with strategic partners and with distributors and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, could materially impact our revenues

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. Also, a portion of our license revenues is derived from the licensing of our products through third parties. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors’ products) or may not devote sufficient resources to marketing our products. The performance of third party distributors is largely outside of our control, and we are unable to predict the extent to which these distributors will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, a decline in the number of distributors, or a decision by our distributors to discontinue the sale of our products could materially reduce revenues.

If we do not continue to develop new technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected

Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media and software as a service (Saas). In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business and operating results, as well as our ability to compete in the marketplace, would be materially harmed.

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

Our investment in our current research and development efforts may not provide a sufficient, timely return

The development of ECM software products is a costly, complex and time-consuming process, and the investment in ECM software product development often involves a long wait until a return is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenues increase. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs.

We may determine that certain product candidates or programs do not have sufficient potential to warrant the continued allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a product in development in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a project that does not provide a return on our investment and we may have missed the opportunity to have allocated those resources to potentially more productive uses and this may negatively impact our business operating results or financial condition.

Failure to protect our intellectual property could harm our ability to compete effectively

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our products. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or of the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products; or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties have and will continue to assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies, such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights to ensure they comply with judicial decisions. Typically our agreements with our partners and end-users contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing results of an infringement claim could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.

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

Current and future competitors could have a significant impact on our ability to generate future revenues and profits

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

Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse affect on our business

Acquisitions by large, well-capitalized technology companies have changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our products and services on the basis of sale price, marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the goods and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material affect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth , improved economies of scale or put us at a disadvantage to our better capitalized competitors.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results

The growth of our company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. Thus, we continue to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material affect on the price of our Common Shares.

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

Our compensation structure may hinder our efforts to attract and retain vital employees

A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be proscribed by the government or any significant increases in personal income tax levels levied in countries where we have a significant operational presence, may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under the long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.

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

Unexpected events may materially harm our ability to align when we incur expenses with when we recognize revenues

We incur operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenues from transactions related to these expenses (such a delay may be due to the factors described elsewhere in this risk factor section or it may be due to other factors) could cause significant variations in operating results from quarter to quarter, and such a delay could materially reduce operating income. If these expenses are not subsequently matched by revenues, our business, financial condition, or results of operations could be materially and adversely affected.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors

Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel IT related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favourable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business and results of operations. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.

The restructuring of our operations may adversely affect our business or our finances

We often undertake initiatives to restructure or streamline our operations. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. As well, such costs would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our international operations expose us to business risks that could cause our operating results to suffer

We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer. Moreover, in any given quarter, a change in foreign exchange rates may adversely affect our revenues, earnings or other financial measures.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products and alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Since we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business

Our developments of Internet and intranet applications depend and will continue to depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.

Business disruptions may adversely affect our operations

Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, which may materially and adversely affect our future operating results.

Unauthorized disclosures and breaches of security data may adversely affect our operations

Many of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and retention of information. We have certain measures to protect our information systems against unauthorized access and disclosure of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, such as affecting our business, assets, revenues, brand and reputation and resulting in penalties, fines, litigation and other potential liabilities, in each case depending on the nature of the information disclosed. These risks to our business may increase as we expand the number of web-based products and services we offer and increase the number of countries in which we operate.

Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares

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

A general weakening of the global economy or economic or business uncertainty could cancel or delay customer purchases. A cancellation or deferral of even a small number of licenses or delays in the installation of our products could have a material adverse effect on our operations. As a result of the timing of product introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.

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

We may become involved in litigation that may materially adversely affect us

From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.

Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in note 2 “Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 112,000 square feet of owned facilities and 1,034,028 square feet of leased facilities.

Owned Facilities

Our headquarters is located in Waterloo, Ontario, Canada, and it consists of approximately 112,000 square feet. We currently utilize the entire facility for our operations. The land upon which the building stands is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University of Waterloo not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.

We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to note 11 “Long-term Debt” to our consolidated financial statements, under Item 8 of this Annual Report on Form 10-K.

In addition, we are in the final stages of construction of a new Waterloo facility on an adjacent parcel of land to our existing Waterloo facility, which will consist of an additional 120,000 square feet. The construction of this new facility started July 2010 and is estimated to be completed by the first quarter of Fiscal 2012.

Leased Facilities

We lease 1,034,028 square feet both domestically and internationally. Our significant leased facilities include the following:

•	Grasbrunn facility, located in Germany, totaling 122,678 square feet;

•	Richmond Hill facility, located in Toronto, Ontario, Canada, totaling 101,458 square feet;

•	Austin facility, located in Texas, United States, totaling 85,898 square feet;

•	Hyderabad facility, located in India, totaling 66,838 square feet;

•	Bellevue facility, located in Washington, United States, totaling 54,855 square feet;

•	Waterloo facility (separate from the owned Waterloo facility), located in Ontario, Canada, totaling 32,680 square feet;

•	Ottawa facility, located in Ontario, Canada totaling 32,614 square feet, and

•	Reading facility, located in Berkshire, United Kingdom totaling 24,302 square feet.

Due to restructuring and merger integration initiatives, we have vacated 177,364 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.

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

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ending June 30, 2011:
Fourth Quarter	$67.08	$58.10	$64.58	$57.04
Third Quarter	$63.70	$45.65	$61.81	$46.06
Second Quarter	$48.66	$41.83	$49.59	$42.99
First Quarter	$48.76	$36.00	$50.11	$37.32

Fiscal Year Ending June 30, 2010:
Fourth Quarter	$50.97	$37.07	$51.25	$39.02
Third Quarter	$49.55	$39.37	$51.92	$41.42
Second Quarter	$41.44	$35.82	$42.99	$38.39
First Quarter	$40.19	$33.69	$43.69	$37.13

On July 7, 2011, the closing price of our Common Shares on the NASDAQ was $67.62 per share, and on the TSX was Canadian $64.76 per share.

As at July 7, 2011, we had 352 shareholders of record holding our Common Shares of which 307 were U.S. shareholders.

Unregistered Sales of Equity Securities

None.

Dividend Policy

We have historically not paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Purchases

No shares were repurchased during the three months ended June 30, 2011.

Stock Performance Graph and Cumulative Total Return

The following graph compares for each of the five fiscal years ended June 30, 2011, the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry which is maintained by Morningstar, Inc. (herein referred to as the “Morningstar Index”);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.

Beginning Fiscal 2011, we included the Morningstar Index to replace the previously used Hemscott Group Index following the discontinuation of the Hemscott Group Index, effective May 12, 2011, as a result of the acquisition of Hemscott, Inc. by Morningstar, Inc. For comparative purposes, the graph below includes both the Morningstar index as well as the Hemscott Group Index through May 12, 2011.

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2006, as compared with the cumulative return on a $100 investment in the Morningstar Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective Indices are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2006 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2006	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	May 12, 2011*	June 30, 2011
Open Text Corporation	$100.00	$150.69	$222.30	$252.22	$259.97	$433.45	$443.35
Morningstar Index	$100.00	$118.77	$111.88	$88.24	$108.01	$159.99	$154.82
Hemscott Group Index	$100.00	$124.98	$119.44	$97.42	$108.92	$255.05	n/a
NASDAQ Composite	$100.00	$119.88	$106.36	$85.99	$99.73	$136.44	$132.36
S&P/TSX Composite	$100.00	$128.68	$143.41	$93.38	$114.59	$161.59	$152.34

*	The Hemscott Group Index was discontinued on May 12, 2011.

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, the foregoing “Stock Performance Graph and Cumulative Total Return” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,701,308	$19.80	1,331,045
Equity compensation plans not approved by security holders :
Under restricted stock awards (1)	1,802	n/a	—
Under deferred / performance stock awards	10,905	n/a	572,413

Total	1,714,015	$ n/a	1,903,458

(1)	These restricted stock awards were assumed in connection with our acquisitions. No additional awards were or can be granted under the plan that originally issued these awards.

Canadian Tax Matters

Dividends

Under the 1980 U.S.-Canada Income Tax Convention (the Convention), a Canadian withholding tax of 15% applies to the gross amount of dividends (including stock dividends) paid or credited to beneficial owners of our Common Shares who are resident in the U.S. for the purposes of the Convention and who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed location in Canada.

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

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$1,033,303	$912,023	$785,665	$725,532	$595,664

Net income	$123,203	$89,212	$56,938	$53,006	$21,660

Net income per share, basic	$2.16	$1.59	$1.09	$1.04	$0.44

Net income per share, diluted	$2.11	$1.55	$1.07	$1.01	$0.43

Weighted average number of Common Shares outstanding, basic	57,077	56,280	52,030	50,780	49,393

Weighted average number of Common Shares outstanding, diluted	58,260	57,385	53,271	52,604	50,908

	As of June 30,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,932,363	$1,715,682	$1,507,236	$1,434,676	$1,326,845
Long-term liabilities	$477,545	$404,912	$500,070	$491,980	$513,140
Cash dividends per Common Share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Certain statements in this report may contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would” and other similar language and are considered forward-looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

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

All percentage comparisons made herein under the section titled “Fiscal 2011 Compared to Fiscal 2010” refer to the twelve months ended June 30, 2011 (Fiscal 2011) compared with the twelve months ended June 30, 2010 (Fiscal 2010). All percentage comparisons made herein under the section titled “Fiscal 2010 Compared to Fiscal 2009” refer to Fiscal 2010 compared with the twelve months ended June 30, 2009 (Fiscal 2009).

Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

OpenText

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

Fiscal 2011 Highlights:

Fiscal 2011 was overall a successful year for us. In terms of our operating results:

•	Total revenues increased by 13.3% on a year over year basis to $1.033 billion.

•	License revenues increased to $269.2 million, a 13.1% increase over Fiscal 2010.

•	Customer support revenues increased to $560.5 million, a 10.4% increase over Fiscal 2010.

•	Operating cash flows increased to $223.2 million, a 23.9% increase over Fiscal 2010.

Other Fiscal 2011 highlights and features were as follows:

•

In June 2011, OpenText was named a top-ten finalist in the third annual “Forrester Voice of the Customer (VoC) award” for our commitment to customer centricity. The award recognizes how we collect, interpret and react to customer feedback. Customer centricity is one of our corporate values and we have built a comprehensive, enterprise-wide “culture of the customer” initiative.

•

In June 2011, OpenText’s acquired Metastorm business was recognized as a leader in the “IDC MarketScape: Business Process (BP) Platforms Report”. The report, released annually by industry analysts at International Data Corporation (IDC), a market intelligence and advisory firm, evaluates the relative capabilities of vendor solutions to support people-centric process applications based on the complexity, abilities and strategy of the solutions. OpenText Metastorm was rated above average and received top scores across IDC’s product, customer and business assessments.

•

In May 2011, OpenText was awarded two 2011 SAP® Pinnacle Awards for “Global Software Solution Partner of the Year” and “Global Enterprise Support Partner of the Year”. SAP Pinnacle awards are presented annually to leading SAP partners that have excelled in developing and growing their partnership with SAP. Winners were selected from over 150 nominations in 18 categories from SAP partners and SAP employees.

•	In March 2011, we acquired weComm Limited (weComm), a London-based software company. See “Acquisitions” below for more details.

•

In February 2011, we acquired Metastorm Inc. (Metastorm), a software company that provides Business Process Management (BPM), Business Process Analysis (BPA) and Enterprise Architecture (EA). See “Acquisitions” below for more details.

•	In January 2011, we celebrated our 15th anniversary of being listed on the NASDAQ.

•	In December 2010, our secure social networking software was used at the G-20 summit in Seoul, South Korea. The software was first used at the G-20 summit in Toronto in June 2010.

•

In November 2010, “OpenText Content World 2010” was held at the Gaylord National Resort and Conference Center in Washington D.C. offering more than 110 sessions, from customer case studies to business and technical breakouts, panel discussions, and best practices through leadership sessions. With the launch of the new ECM Suite 2010, “OpenText Everywhere”, as well as new developments in our solution portfolios for Microsoft SharePoint and SAP, OpenText Content World 2010 was a showcase of the possibilities in the world of ECM.

•

In November 2010, we showcased a new release of “OpenText Everywhere” with client applications for Apple iPhone and iPad. OpenText Everywhere lets users natively and securely access a full set of OpenText ECM suite 2010 capabilities from “RIM Blackberry”, “Apple iPhone” and “Apple iPad” devices. It provides secure end-to-end communication between the ECM Suite and mobile devices, and pushes the permission model and audit capabilities of the ECM Suite right to the device. The new applications were revealed for the first time at our annual OpenText Content World user conference where attendees were able to experience “OpenText Everywhere” on iPads and iPhones.

•	In October 2010, we acquired StreamServe Inc. (StreamServe), a leading provider of business communication solutions. See “Acquisitions” below for more details.

On July 13, 2011, we acquired Global 360 Holding Corp. (Global360), a provider of “process and case management” solutions headquartered in Dallas, Texas. See “Acquisitions” below for more details.

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

During Fiscal 2011 we have continued our acquisition activity with the following acquisitions:

weComm Limited (weComm)

On March 15, 2011, we acquired weComm, a software company based in London, United Kingdom for $20.5 million in cash (inclusive of cash acquired). weComm’s software platform offers deployment of media rich applications for mobile devices, including smartphones and tablets. The acquisition facilitates our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications cost-effectively across a multitude of mobile operating systems and devices.

Metastorm Inc. (Metastorm)

On February 18, 2011, we acquired Metastorm, a software company based in Baltimore, Maryland for $182.0 million in cash (inclusive of cash acquired). Metastorm provides BPM, BPA, and EA software that helps enterprises align their strategies with execution. The acquisition adds complementary technology and expertise that can be used to enhance our ECM solutions portfolio.

StreamServe Inc. (StreamServe)

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts for $70.5 million in cash (inclusive of cash acquired). StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition adds complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market.

In accordance with Accounting Standards Codification Topic 805 “Business Combinations” (ASC Topic 805), these acquisitions were accounted for as business combinations. For more details relating to these acquisitions, see note 17 “Acquisitions” to our consolidated financial statements.

On July 13, 2011, we acquired Global 360 Holding Corp. (Global360), a provider of “process and case management” solutions headquartered in Dallas, Texas. The acquisition continues our expansion into the business process management (BPM) market, and adds to our technology, talent, services, partner and geographical strengths, as well as giving us new capabilities in the field of “dynamic case management”. The purchase consideration for this acquisition is approximately $260 million, subject to customary purchase price and holdback adjustments. See note 24 “Subsequent Events” to our consolidated financial statements.

Partners

Partnerships are fundamental to the OpenText business. We have developed strong and mutually beneficial relationships with key technology partners, including major software vendors, systems integrators, and storage vendors, which we believe gives us leverage to deliver customer-focused solutions. Key partnership alliances of OpenText include, but are not limited to, Oracle©, Microsoft©, and SAP©. We rely on close cooperation with partners for sales and product development, as well as for the optimization of opportunities which arise in our competitive environment. We aim to strengthen our global partner program, with emphasis on developing strategic relations and achieving close integration with partners. Our partners continue to generate business in key areas such as archiving, records management and compliance.

Outlook for Fiscal 2012

We believe that we have a strong position in the ECM market and that the market for content solutions remains generally stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues comes from outside of North America and thus helps cushions us from a “downturn” in any one specific region. Additionally, we believe that our focus on compliance based products also helps to partially insulate us from any “downturns” in the macroeconomic environment. We also believe we have a strong position in the ECM market as over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue.

We expect our revenue “mix” for Fiscal 2012 to be in the following ranges:

(% of total revenues)
License	25% to 30%
Customer support	52% to 57%
Services and other	18% to 23%

FISCAL 2011 COMPARED TO FISCAL 2010

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenues as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenues by product type

(In thousands)	2011	2010	Change/ increase (decrease)
License	$269,202	$238,074	$31,128
Customer support	560,541	507,452	53,089
Services and Other	203,560	166,497	37,063

Total	$1,033,303	$912,023	$121,280

(% of total revenues)	2011	2010
License	26.1%	26.1%
Customer support	54.2%	55.6%
Services and Other	19.7%	18.3%

Total	100.0%	100.0%

Revenues by Geography

(In thousands)	2011	2010	Change/ increase (decrease)
North America	$530,646	$472,157	$58,489
Europe	413,976	372,819	41,157
Other*	88,681	67,047	21,634

Total	$1,033,303	$912,023	$121,280

% of total revenues	2011	2010
North America	51.4%	51.8%
Europe	40.1%	40.9%
Other*	8.5%	7.3%

Total	100.0%	100.0%

*	Other primarily consists of the following countries: Australia, Brazil, Japan, Singapore and United Arab Emirates.

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $31.1 million in Fiscal 2011 as compared to Fiscal 2010. The increase in license revenues is geographically attributable to an increase in North America license sales of $18.0 million, an increase in Europe license sales of $4.6 million and an increase in license sales in other geographies of $8.5 million.

License revenues increased on account of an increase in the quantity of deals in excess of $1 million achieved in Fiscal 2011 compared to Fiscal 2010 (23 large deals in Fiscal 2011 compared to 19 large deals in Fiscal 2010).

Customer Support Revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options.

Customer support revenues increased by $53.1 million in Fiscal 2011 as compared to Fiscal 2010.

The increase in customer support revenues was attributable to an increase in North America customer support sales of $21.1 million, an increase in Europe customer support sales of $22.7 million and the remainder $9.3 million of the change due to sales generated in other geographies.

Service and Other Revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by $37.1 million in Fiscal 2011 as compared to Fiscal 2010. Geographically, the increase is due to an increase in revenues in North America of $19.4 million, an increase in revenues from Europe of $13.9 million and the remainder $3.8 million of the change due to increased revenues generated in other geographies.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

(In thousands)	2011	2010	Change/ increase (decrease)
License	$18,284	$16,922	$1,362
Customer Support	86,834	83,741	3,093
Service and Other	167,854	135,396	32,458
Amortization of acquired technology-based intangible assets	68,048	60,472	7,576

Total	$341,020	$296,531	$44,489

Gross Margin	2011	2010
License	93.2%	92.9%
Customer Support	84.5%	83.5%
Service and Other	17.5%	18.7%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues increased by $1.4 million during Fiscal 2011 as compared to Fiscal 2010. The increase in costs is primarily due to an increase in direct costs associated with the corresponding increase in license revenues.

Overall gross margin on cost of license revenues has remained stable at approximately 93%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $3.1 million during Fiscal 2011 as compared to Fiscal 2010. The increase in costs is primarily due to an increase in direct costs associated with the corresponding increase in customer support revenues.

Overall gross margin on customer support revenues has remained relatively stable at approximately 84%.

Cost of service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $32.5 million during Fiscal 2011, primarily as a result of an increase in direct labour costs and other labour related costs associated with an increase in service and other revenues.

Overall gross margin on cost of services and other revenues has decreased compared to the prior fiscal year primarily on account of an increase in direct labour and labour-related costs.

Amortization of acquired technology-based intangible assets increased by $7.6 million due to the increase in intangible assets on account of acquisitions during Fiscal 2011.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

(In thousands)	2011	2010	Change/ increase (decrease)
Research and development	$145,992	$129,378	$16,614
Sales and marketing	232,332	198,208	34,124
General and administrative	86,696	83,295	3,401
Depreciation	22,116	17,425	4,691
Amortization of acquired customer-based intangible assets	38,966	35,940	3,026
Special charges	15,576	42,008	(26,432)

Total	$541,678	$506,254	$35,424

(in % of total revenues)	2011	2010
Research and development	14.1%	14.2%
Sales and marketing	22.5%	21.7%
General and administrative	8.4%	9.1%
Depreciation	2.1%	1.9%
Amortization of acquired customer-based intangible assets	3.8%	3.9%
Special charges	1.5%	4.6%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by $16.6 million primarily due to an increase in direct labour and labour-related benefits and expenses of $15.9 million.

Overall, our research and development expenses, as a percentage of total revenues, have remained stable at 14%.

Headcount at June 30, 2011 related to research and development activities increased by 210 employees compared to June 30, 2010.

Our expectation for Fiscal 2012 is that research and development expenses will be in the range of 14% – 16% of total revenues.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $34.1 million primarily due to an increase in direct labour and labour-related benefits and expenses of $28.1 million. The remainder of the difference is principally due to sales events and changes in other miscellaneous sales and marketing-related expenses.

Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 22%.

Headcount at June 30, 2011 related to sales and marketing activities increased by 180 employees compared to June 30, 2010.

Our expectation for Fiscal 2012 is that sales and marketing expenses will be in the range of 21% -23% of total revenues.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses increased by $3.4 million primarily due to an increase in occupancy and occupancy related costs of $2.8 million, patent costs of $1.2 million and travel related costs of $0.4 million, partially offset by a decrease in consulting costs of $1.0 million.

Overall, our general and administrative expenses, as a percentage of total revenues, decreased to 8.4% as a result of operational efficiencies achieved.

Headcount at June 30, 2011 related to general and administrative activities increased by 47 employees compared to June 30, 2010.

Our expectation for Fiscal 2012 is that general and administrative expenses will be in the range of 8% -10% of total revenues.

Depreciation expenses increased by $4.7 million in Fiscal 2011 as a result of capital asset additions made by us in Fiscal 2011.

Amortization of acquired customer-based intangible assets increased by $3.0 million due to an increase in intangible assets resulting from acquisitions in Fiscal 2011.

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other similar charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

Special charges decreased by $26.4 million during Fiscal 2011 as compared to Fiscal 2010 primarily due to the substantial completion of our Fiscal 2010 restructuring plan implemented in the first quarter of Fiscal 2010.

For more details on Special charges, see note 16 to our consolidated financial statements.

Other expense relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses) and tax-related penalties.

For Fiscal 2011, net other expense decreased by $2.2 million, as compared to the prior fiscal year. The decrease is primarily due to lower foreign exchange losses incurred in Fiscal 2011.

Net interest expense primarily consists of cash interest paid on our debt facilities offset by interest income earned on our cash and cash equivalents.

Interest expense relates primarily to interest paid on our long-term debt obtained for the purpose of partially financing our Hummingbird acquisition (the term loan). The term loan bears floating-rate interest at LIBOR plus a fixed rate which is currently set at 2.25% per annum. The carrying value of the term loan, as of June 30, 2011, is approximately $285.0 million.

Net interest expense increased by $1.4 million as compared to the prior fiscal year, primarily due to an increase in income tax interest expenses of $1.8 million resulting mainly from the expiration of competent authority benefits while the related exposure has not yet reversed. This was partially offset by a $0.4 million decrease resulting from lower interest expenses in Fiscal 2011 on our term loan and mortgage, as well as the absence of interest expense incurred from the 3-year interest rate collar hedging arrangement that expired in the second quarter of Fiscal 2010.

For more details on interest expenses see note 11 to our consolidated financial statements, and also the discussion under “Long-term Debt and Credit Facilities” under the “Liquidity and Capital Resources” section of this MD&A.

Provision for (recovery of) income taxes: The net increase from $1.3 million in Fiscal 2010 to $9.5 million in Fiscal 2011 was primarily due to “one-time” tax benefits relating to the internal reorganization of our international subsidiaries during the latter part of Fiscal 2010 and the beginning of Fiscal 2011 together with an increase in income taxes due to an increase in “net income before income taxes” over the comparative periods.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

(In thousands)	Fiscal 2011	Fiscal 2010	increase (decrease)
Cash provided by operating activities	$223,221	$180,191	$43,030
Cash used in investing activities	287,268	109,821	177,447
Cash used in financing activities	2,703	7,395	(4,692)

Cash flows provided by operating activities

Cash flows from operating activities increased by $43.0 million in Fiscal 2011 on account of an increase in net income before the impact of non cash adjustments of $62.5 million offset by a decrease in operating assets and liabilities of $19.5 million.

The decrease in operating assets and liabilities was primarily due to decreases of (i) $24.3 million relating to a higher accounts receivable balance, (ii) $16.2 million relating to the net impact of changes in income taxes payable balance partially offset by changes relating to tax related deferred charges and credits, and (iii) $9.9 million relating to the change in accounts payable balance. These decreases were partially offset by increases of (i) $7.7 million relating to a higher deferred revenue balance, (ii) $20.6 million relating to the change in other assets balance, and (iii) $2.6 million due to a lower prepaid and other assets balance.

Cash used in investing activities

Our cash used in investing activities are primarily on account of business acquisitions.

In Fiscal 2011, cash flows used in investing activities increased by $177.5 million. This was primarily due to an increase in acquisition related spending of approximately $115.0 million, particularly as a result of the Metastorm acquisition which alone accounted for $168.7 million of cash spending in Fiscal 2011. There was also a short term investment of $45.5 million that matured during Fiscal 2010 but the same offsetting impact was not repeated in the current year. The remainder of the change was due to capital assets additions of $17.3 million and other miscellaneous activities.

Cash flows from financing activities

Our cash flows from financing activities consist of long-term debt financing and amounts received from shares exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.

During Fiscal 2011, cash flows used in financing activities decreased by $4.7 million primarily due to (i) an increase in the proceeds from common shares exercised by our employees in the amount of $1.5 million, (ii) an increase in excess tax benefits on share-based compensation expense in the amount of $0.7 million, and (iii) a decrease in spending on the repurchase of our Common Shares in the amount of $1.5 million. The remainder of the increase was due to other financing related activities. We did not enter into any new or additional long-term debt arrangements during the fiscal year.

Long-term Debt and Credit Facilities

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a term loan facility in the amount of $390.0 million and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to partially finance the Hummingbird acquisition and the revolver will be used for general business purposes, if necessary. As of

June 30, 2011, no amount has been drawn under the revolver. However, on July 7, 2011, we borrowed $73.5 million on the revolver For further details, see note 24 “Subsequent Events” to our consolidated financial statements). The credit agreement is guaranteed by the Company and certain of our subsidiaries. For details relating to this and our other credit facilities, see note 11 “Long Term Debt” to our consolidated financial statements.

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

As of June 30, 2011, the carrying value of the term loan was $285.0 million and we were in compliance with all loan covenants relating to this credit facility. As of June 30, 2011 there were no borrowings outstanding under our revolver. We intend at the appropriate time to amend and restate our existing credit facility for the purposes of increasing our liquidity and access to capital for general corporate purposes, which may include future growth opportunities, and extending the maturity dates of our existing loans.

In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended for a total of twelve months, now maturing on January 1, 2012. Please refer to note 11 “Long-term debt” to our consolidated financial statements.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition related activities may require additional sources of financing.

Pensions

As part of the acquisition of Captaris, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of June 30, 2011, our total unfunded pension plan obligation was $19.0 million, of which $0.5 million is payable within the next 12 months. We expect to be able to make the long term and short term payments related to this obligation, in the normal course. For a detailed discussion see note 10 “Pension Plans and Other Post Retirement Benefits” to our consolidated financial statements.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due by
	Total	Period ending June 30, 2012	July 1, 2012 - June 30, 2014	July 1, 2014 - June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$313,587	$22,862	$290,725	$—	$—
Operating lease obligations *	149,373	26,211	42,702	31,370	49,090
Purchase obligations	2,601	1,826	773	2	—

	$465,561	$50,899	$334,200	$31,372	$49,090

*	Net of $3.8 million of non-cancelable sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 11 to our consolidated financial statements.

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

Revenue recognition

a) License revenues

We recognize revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition” (ASC Topic 985-605).

We record product revenues from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenues on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenues related to the undelivered element is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element.

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

If VSOE of fair value does not exist for all undelivered elements, all revenues are deferred until sufficient evidence exists or all elements have been delivered.

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

b) Service revenues

Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services is recognized at the time such services are rendered as the time is incurred by us.

We also enter into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases, the proportional performance method is applied to recognize revenues.

Revenues from training and integration services are recognized in the period in which these services are performed.

c) Customer support revenues

Customer support revenues consist of revenues derived from contracts to provide PCS to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

Deferred revenues

Deferred revenues primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months after the signing of the agreement.

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605,, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35), after evaluating for separation of any non-ASC Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25).

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

We recognize revenues relating to sales through resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenues to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

We recognize revenues relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, the documentation) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenues in a period subsequent to the period in which the channel partner completes the sale to the end user.

Business combinations

In Fiscal 2010, we adopted ASC Topic 805 which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

As a result of adopting the revised accounting guidance in accordance with ASC Topic 805 as of the beginning of Fiscal 2010, certain of our policies differ when accounting for acquisitions in Fiscal 2010 and future periods in comparison to the accounting for acquisitions in Fiscal 2010 and prior periods, including:

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

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

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

The carrying amounts of goodwill and other intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions. For Fiscal 2010 and earlier years, we allocated goodwill to reporting units on a geographical basis comprising of three reporting units: North America, Europe and “Other”; “Other” primarily consists of Australia, Brazil, Japan, Singapore and the United Arab Emirates. During Fiscal 2011, pursuant to an internal reorganization of subsidiaries to consolidate our intellectual property we moved to a single reporting unit for the purposes of allocation of goodwill. The primary valuation method selected was the market approach.

Our annual impairment analysis of goodwill was performed as of April 1, 2011. This analysis indicated that the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2011 (no impairments were recorded for Fiscal 2010 and Fiscal 2009).

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

We have not recorded any impairment charges for long-lived assets during Fiscal 2011 and Fiscal 2009, and during Fiscal 2010 we recorded an impairment charge to intangible assets of $0.3 million. See note 16 to our consolidated financial statements for further details.

Derivative Financial Instruments

During Fiscal 2011, we used derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying consolidated balance sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable,was recognized in our consolidated statement of income.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2011 and 2010.

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

We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company’s best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our consolidated statements of income. See note 13 to our consolidated financial statements for more details.

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

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 14 to our consolidated financial statements for more details).

Foreign currency translation

Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the Consolidated Statements of Income under the line item “Other income (expense)” (For details see note 21 to our consolidated financial statements).

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

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances. For details, see note 16 to our consolidated financial statements.

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

Share-based payment

We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (ASC Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known. For details, see note 12 to our consolidated financial statements.

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense is accounted for in accordance with ASC Topic 715, “Compensation—Retirement Benefits” (ASC Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders’ equity”), respectively, on the balance sheet. See note 10 to our consolidated financial statements for details relating to our pension plans.

FISCAL 2010 COMPARED TO FISCAL 2009

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product, and as a percentage of total revenues as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenues by product type

(In thousands)	2010	2009	Change/ increase (decrease)
License	$238,074	$229,818	$8,256
Customer support	507,452	405,310	102,142
Services and Other	166,497	150,537	15,960

Total	$912,023	$785,665	$126,358

(% of total revenues)	2010	2009
License	26.1%	29.3%
Customer support	55.6%	51.6%
Services and Other	18.3%	19.1%

Total	100.0%	100.0%

Revenues by Geography

(In thousands)	2010	2009	Change/ increase (decrease)
North America	$472,157	$391,855	$80,302
Europe	372,819	351,384	21,435
Other	67,047	42,426	24,621

Total	$912,023	$785,665	$126,358

% of total revenues	2010	2009
North America	51.8%	49.9%
Europe	40.9%	44.7%
Other	7.3%	5.4%

Total	100.0%	100.0%

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $8.3 million in Fiscal 2010 as compared to Fiscal 2009. The increase in license revenues is geographically attributable to an increase in North America license sales of $5.8 million and an increase in license sales in other geographies of $5.5 million. These increases were partially offset by a decrease in Europe of $3.0 million.

Overall our increase in license revenues is primarily due to the impact of our Fiscal 2010 acquisitions and the result of a larger quantity of deals in excess of $1 million achieved in Fiscal 2010 compared to Fiscal 2009. (19 large deals achieved in Fiscal 2010 compared to 15 large deals achieved in Fiscal 2009).

Customer Support Revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options.

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

Service and Other Revenues—Service revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Service and Other” category because they are relatively immaterial. Professional Services, if purchased, are typically performed after the purchase of new software licenses.

Service and other revenues increased by approximately $16.0 million in Fiscal 2010 as compared to Fiscal 2009. The increase in service and other revenues is partially due to the impact of our Fiscal 2010 acquisitions. Geographically, the increase is due to an increase in North America of $15.7 million, partially offset by a decrease in revenues from Europe of $2.9 million. The remainder of the difference was due to increased revenues generated in other geographies.

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

Cost of license revenues increased marginally by $0.7 million during Fiscal 2010 as compared to Fiscal 2009 and overall gross margin on cost of license revenues has remained stable at approximately 93%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $14.8 million during Fiscal 2010 as compared to Fiscal 2009. The increase in costs was primarily due to an increase in direct costs associated with the corresponding increase in customer support revenues.

Overall gross margin on customer support revenues has remained relatively stable at approximately 83%.

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

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

(In thousands)	2010	2009	Change/ increase (decrease)
Research and development	$129,378	$116,164	$13,214
Sales and marketing	198,208	186,533	11,675
General and administrative	83,295	73,842	9,453
Depreciation	17,425	12,012	5,413
Amortization of acquired customer-based intangible assets	35,940	33,259	2,681
Special charges	42,008	14,434	27,574

Total	$506,254	$436,244	$70,010

(in % of total revenues)	2010	2009
Research and development	14.2%	14.8%
Sales and marketing	21.7%	23.7%
General and administrative	9.1%	9.4%
Depreciation	1.9%	1.5%
Amortization of acquired customer-based intangible assets	3.9%	4.2%
Special charges	4.6%	1.8%

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

Overall, our research and development expenses, as a percentage of total revenues, remained relatively stable at roughly 14%.

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

Overall, our general and administrative expenses, as a percentage of total revenues, remained relatively stable at roughly 9%.

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

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other similar charges. Generally, we implement such plans in the context of streamlining existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

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

For Fiscal 2010, net other expense increased by $5.1 million, as compared to the prior fiscal year primarily due to the impact of transactional foreign currency adjustments, offset by a gain of $4.4 million resulting from re-measuring to fair value our investment in Vignette common shares held before the date of acquisition.

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

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

(In thousands)	Fiscal 2010	Fiscal 2009	increase (decrease)
Cash provided by operating activities	$180,191	$176,170	$4,021
Cash provided by (used in) investing activities	(109,821)	(160,829)	51,008
Cash provided by (used in) financing activities	(7,395)	24,798	(32,193)

Cash flows provided by operating activities

Cash flows from operating activities increased by a $4.0 million in Fiscal 2010 on account of an increase in net income before the impact of non cash adjustments of $45.2 million offset by a decrease in operating assets and liabilities of $41.2 million.

The decrease in operating assets and liabilities was primarily due to, (i) a decrease in cash flows of $19.2 million relating to a higher accounts receivable balance, (ii) a decrease in cash flows of $20.6 million as a result of a net increase in other assets, and (iii) a decrease in cash flows of $18.2 million related to a lower net income taxes payable balance. These decreases were offset by (i) an increase in cash flows of $9.9 million relating to a higher deferred revenues balance, (ii) an increase in cash flows of $4.7 million relating to a higher accounts payable balance, and (iii) an increase in cash flows of $2.3 million due to a lower prepaid and other assets balance. The remaining change in operating assets and liabilities relates to miscellaneous items.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan. As of June 30, 2011, we had an outstanding balance of $285.0 million on the term loan. The term loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of June 30, 2011, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.9 million, assuming that the loan balance as of June 30, 2011 is outstanding for the entire period. As of June 30, 2011, there were no borrowings outstanding under our revolver. However, on July 7, 2011, we borrowed $73.5 million on the revolver which bears interest at the rate of USD base rate plus 0.95%. We anticipate repaying the borrowings under the revolver within a short period of time and do not consider it to have any impact on our exposure to interest rate fluctuations.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of June 30, 2011, this balance represented approximately 26% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 3%.

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

Our management assessed our ICFR as of June 30, 2011, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2011.

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

(D) Changes in ICFR

As a result of the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as to our directors and executive officers as of August 1, 2011.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins	51	Executive Chairman and Chief Strategy Officer

John Shackleton	64	President and Chief Executive Officer

Paul McFeeters	56	Chief Financial Officer

Randy Fowlie (2)(3)	51	Director

Brian J. Jackman (1)(3)	70	Director

Stephen J. Sadler	60	Director

Michael Slaunwhite (1)(3)	50	Director

Gail E. Hamilton (2)	61	Director

Katharine B. Stevenson (2)	49	Director

Deborah Weinstein (1)(3)	51	Director

Gordon Davies	49	Chief Legal Officer and Corporate Secretary

Sujeet Kini	49	Vice President, Controller

David Wareham	45	General Manager, EMEA

Eugene Roman	53	Chief Technology Officer

Tony Preston	57	SVP Global Human Resources

Paul O’Donnell	53	General Manager, Americas

James Latham	53	Chief Marketing Officer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

P. Thomas Jenkins

P. Thomas Jenkins is Executive Chairman and Chief Strategy Officer for Open Text Corporation. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to present, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is the Chair of the federal centre of excellence Canadian Digital Media Network (CDMN). He is also an appointed member of the Social Sciences and Humanities Research Council of Canada (SSHRC), appointed chair of the Government of Canada’s Research and Development Review Panel, past appointed member of the Government of Canada’s Competition Policy Review Panel and past appointed member of the Province of Ontario’s Ontario Commercialization Network Review Committee (OCN). Mr. Jenkins is also a member of the board of BMC Software, Inc. a software corporation based in Houston, Texas. He is also a member of the University of Waterloo Engineering Dean’s Advisory Council, GRAND, the federal research centre of excellence for digital media, a director of the C.D. Howe Institute, a director of the Canadian International Council (CIC) and a director of the Canadian Council of Chief Executives (CCCE). Mr. Jenkins received an M.B.A. in entrepreneurship & technology management from Schulich School of Business at York University, an M.A.Sc. in electrical engineering from the University of Toronto and a B.Eng. & Mgt. in Engineering Physics and Commerce from McMaster University.

John Shackleton

Mr. Shackleton has served as a director of OpenText since January 1999 and as the President and Chief Executive Officer of OpenText since July 2005. Mr. Shackleton has more than thirty years of software and services management experience, which includes IT, consulting, product development and sales management roles. Mr. Shackleton joined OpenText from Platinum Technologies, Inc., where he was President of the Platinum Solutions Division from July 1996 to July 1998. This division provided consulting services to Global 2000 customers. Prior to that he served as Vice President of Professional Services for the Central U.S. and South America at Sybase Inc., and served as Vice President of Worldwide Consulting at View Star Corporation, a document management imaging company. In the last five years, Mr. Shackleton also served as a director of BioWisdom Ltd.

Paul McFeeters

Mr. McFeeters was appointed Chief Financial Officer of OpenText in June 2006. Mr. McFeeters has more than twenty years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc., a grid computing software vendor from 2003 to 2006, and of Kintana Inc., a privately-held IT governance software provider, from 2000 to 2003. Mr. McFeeters also held President and CEO positions at both MD Private Trust from 1997 to 2000 and Municipal Financial Corporation from 1981 to 1996. Since 2009 Mr. McFeeters is also a member of the board of Blueprint Software Systems Inc., an enterprise “requirements” software solutions provider. Mr. McFeeters holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada.

Gordon A. Davies

Mr. Davies has been the Company’s Chief Legal Officer and Corporate Secretary since September 2009. He also serves as the Corporation’s Compliance Officer. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel—Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Mr. Davies was a member of the boards of various subsidiaries of Nortel Networks Corporation from 1998 to 2009. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a BA from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.

Sujeet Kini

Mr. Kini joined OpenText in August 2004 as Director, External Reporting. In January 2007, Mr. Kini was appointed to the position of Vice President, External Reporting and in December 2009 was appointed to the position of Vice President, Controller. Prior to joining OpenText, Mr. Kini was the Controller of Financial Reporting and Technical Accounting for Direct Energy Marketing Limited (Direct Energy), a supplier of electricity and natural gas products from March 2003 until August 2004. From March 2001 until March 2003, Mr. Kini was Senior Manager, External Reporting at GT Group Telecom Inc. (GT), a company which marketed and sold telecommunication products and services in fibre-optic infrastructure. Prior to working with GT, Mr. Kini worked with PricewaterhouseCoopers LLP at their Toronto office from October 1997 to March 2001. Mr. Kini is a Chartered Accountant (Ontario) and a Certified Public Accountant (Colorado). He is also a member of the Financial Executive International Canada’s (FEIC) Committee for Corporate Reporting. This is a committee that formulates FEIC statements and positions on matters pertaining to financial accounting, auditing and corporate reporting.

David Wareham

Mr. Wareham joined OpenText in July 1999 as Senior Vice President, Global Services and Support. At present, since February 2009, Mr. Wareham has been General Manager for Europe, the Middle East, and Africa (EMEA). Mr. Wareham has more than two decades of global experience in the software industry. He began his career as an analyst programmer, supporting finance and human resource systems for the Mars Corporation from 1985 to 1988. He went on to a variety of customer support and professional services management positions for Pansophic Systems Inc., a software development and consulting company (from 1990 to 1992) and Management Science America Inc., an application software company (from 1988 to 1990). Mr. Wareham also held the role of VP Global Support in the United States for Seer Technologies Inc., a provider of information engineering and middleware technologies, from 1992 to 1999.

James Latham

Mr. Latham was appointed Chief Marketing Officer of OpenText in July 2009, focusing on integration and collaboration between various marketing groups. Mr. Latham has more than twenty years of executive leadership and global marketing experience in both start-up and large public software development and integration organizations. Prior to joining OpenText, Mr. Latham led the Marketing Strategy team for worldwide brand management, awareness, perception, and digital relationship marketing at McCann World group, a global marketing communications company and a division of Interpublic Group (IPG) from March 2006 to June 2009. Over the past eight years, Mr. Latham has helped plan, build, execute, optimize and analyze digital advertising campaigns across a wide variety of Microsoft “business to business” products and services including Enterprise Content Management, Digital Asset Management, and communications software products. Mr. Latham was also Vice President of Marketing and Marketing Strategy for several software companies including IBM (from September 1981 to July 1984) and Lotus Development (from August 1984 to August 1989).

Paul O’Donnell

Mr. O’Donnell joined OpenText as General Manager, Americas, in March 2008. He is responsible for all customer-facing functions relating to Sales, Professional Service, and Support for OpenText customers in Canada, the United States, and Latin America. With thirty years in the international information technology sector, Mr. O’Donnell has conducted business in Western and Eastern Europe, the Eastern Mediterranean, and the Americas. At the age of 28, Mr. O’Donnell co-founded a UK software development and services company, Advanced Software Products, and was a director/ proprietor of this company until 1990, when the company was sold. Since the sale of his company, Mr. O’Donnell has held various positions in Sales, Sales Management, and General Management for companies such as Lotus Development Corporation (from 1990-1995), Fujitsu/ICL, an enterprise class information and technology manufacturer and solutions provider (from 1996-1998), and Peak Technologies Inc., a U.S based mobile computing solutions provider (from 2002-2007). Mr. O’Donnell holds a degree in Computer Science from Bell College of Technology, Scotland.

Tony Preston

Mr. Preston joined OpenText in October of 2005 as Vice President, Global Human Resources (HR) and was promoted to Senior Vice President, Global Human Resources (HR) in 2006. He brings more than thirty years of HR and leadership experience in direct and indirect management, organizational change, executive development, cultural diversity, and international human resources within the high-technology industry. Mr. Preston has held senior management and executive HR management roles with Nortel Networks Corporation from 1997 to 2003, Andrew Corporation, a supplier of communications, systems and services, during 2004, and was a consultant with Leading Edge Management Systems from 1991 to 1993. Mr. Preston holds a B.S. degree from Greenville College, Illinois, and attended the University of Western Ontario’s Ivey Business School in Hong Kong.

Eugene Roman

Mr. Roman joined OpenText in October 2008 as Chief Information Officer. In February 2010, Mr. Roman was appointed as Chief Technology Officer. Mr. Roman started his career with Nortel Networks Corporation in 1981 upon graduation from the Faculty of Management Studies at the University of Toronto. Mr. Roman has also worked in various groups within Bell Canada Enterprises Inc. (Bell), a Canadian communications company, where he was Group President—Bell Systems & Technology, from 2005 to 2008, and led the effort to enable breakthroughs in productivity and performance and to deliver “current” and “next generation” services more efficiently by harnessing the power of Bell’s network. From 2002 to 2005, Mr. Roman held the role of Chief Information and Technology Officer at Bell, integrating the critical resources of Information Systems/ Information Technology, technology and processes to better deliver innovative programs. Currently Mr. Roman is on the Board of Directors of Ukrainian Credit Union Ltd. He holds a Bachelor’s Degree in Economics, a Master’s Degree in Business Administration, and is a Certified Management Accountant.

Randy Fowlie

Mr. Fowlie has served as a director of OpenText since March 1998. Mr. Fowlie is currently the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronics payment industry. RDM Corporation trades on the TSX. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company; from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to May 1999. Currently, Mr. Fowlie is also a director at Semcan Inc. and RDM Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant. In the last five years, Mr. Fowlie also served as a director of Virtek Vision International Inc. and Dalsa Corporation.

Brian J. Jackman

Mr. Jackman has served as a director of OpenText since December 2002. Mr. Jackman is the President of the Jackman Group Inc., a private consulting firm he founded in 2005. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice President, President, Global Systems and Technologies and as a member of the board of directors of the company. Prior to joining Tellabs Inc., Mr. Jackman worked for IBM Corporation from 1965 to 1982, in a variety of systems, sales and marketing positions. Mr. Jackman also serves as a director of PC-TEL, Incorporated. In the last five years, he was a director of Keithley Instruments, Incorporated until it was acquired in December 2010. Mr. Jackman received a B.A from Gannon University and an M.B.A from The Pennsylvania State University.

Stephen J. Sadler

Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a public software engineering company that develops geographic information systems as well as contact center systems. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC. Prior to Mr. Sadler’s involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently, Mr. Sadler is also a director of the following public companies: i) Enghouse Systems Limited and ii) Frontline Technologies Inc. (formerly Belzberg Technologies Inc.) In addition, Mr. Sadler is also the Chairman of Helix Investments (Canada) Inc., a position he has held since early 1998. Mr. Sadler holds a B.A. Sc. (Honours) in industrial engineering and an M.B.A. (Dean’s List) and he is a Chartered Accountant.

Michael Slaunwhite

Mr. Slaunwhite has served as a director of OpenText since March 1998. Mr. Slaunwhite is presently the Executive Chairman of Halogen Software Inc. Mr. Slaunwhite had served as CEO and Chairman of Halogen Software Inc., a provider of employee performance management software, from 2000 to August 2006, and as President and Chairman from 1995 to 2000. From 1994 to 1995, Mr. Slaunwhite was an independent consultant to a number of companies, assisting them with strategic and financing plans. Mr. Slaunwhite was the Chief Financial Officer of Corel Corporation from 1988 to 1993. Mr. Slaunwhite holds B.A. Commerce (Honours) from Carleton University.

Gail E. Hamilton

Ms. Hamilton has served as a director of OpenText since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003 Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director and member of the compensation committees of the following public companies: (i) Ixia (a provider of IP network testing solutions), (ii) Arrow Electronics, Inc. (a distributor of components and computer systems) and (iii) Westmoreland Coal Company. In the last five years, Ms Hamilton also served as a director of Surgient, Inc. and Washington Group International.

Katharine B. Stevenson

Ms. Stevenson has served as a director of OpenText since December of 2008. Ms. Stevenson is a corporate director, serving on both public and not for profit boards. Since January 2011 she has been a director and member of the risk management committee of the Canadian Imperial Bank of Commerce (CIBC). She is a director and member of the audit and risk committee, the finance and transactions committee and the governance committee of Valeant Pharmaceuticals International Inc. since September 2010. Ms Stevenson is also a director and member of the audit committee of CAE Inc. since June 1997 and, until the sale to Astellas Pharma Inc. in June 2010, Ms. Stevenson served as director and chair of the audit committee of OSI Pharmaceuticals Inc. Valeant Pharmaceuticals International Inc., CIBC and CAE Inc. are all publicly listed companies. Ms. Stevenson is a member of the Board of Governors of the University of Guelph. As Past Chair of the Board of Governors of The Bishop Strachan School, she continues to serve as a Governor. She is certified with the professional designation ICD.D, granted by the Institute of Corporate Directors (ICD). She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer from 2000 to 2007. From 1984 to 1995, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University.

Deborah Weinstein

Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein Professional Corporation, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein’s legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein Professional Corporation, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of Dynex Power Inc., a manufacturer of power semi conductors, as well as a number of not-for-profit Boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School, of York University.

Involvement in Certain Legal Proceedings

Ms. Stevenson served as the Treasurer of Nortel Networks Corporation from 2000 to August 2007. Mr. Davies served as the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation during 2007 and from January to September 2009. In January 2009, Nortel filed petitions under applicable bankruptcy and insolvency laws of the United States, Canada and the United Kingdom.

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

Audit Committee

The Audit Committee currently consists of three directors, Mr. Fowlie and Mses. Hamilton and Stevenson, with Mr. Fowlie serving as Chairman, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.

The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the Code) that applies to all of our directors, officers and employees. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide full, fair, accurate, timely and understandable disclosure in our filings with the Securities and Exchange Commission and other public communications.

The full text of the Code is published on our web site at www.opentext.com under the Company/Investors section.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2011.

This report is provided by the following independent directors, who comprise our Compensation Committee:

Michael Slaunwhite (Chair), Brian J. Jackman, Deborah Weinstein.

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, this “Compensation Committee Report” shall not be deemed to be so incorporated “soliciting materials”, unless specifically otherwise provided in any such filing.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our principal executive officer, principal financial officer and our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers) for the year which ended on June 30, 2011 (Fiscal 2011) should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.

Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.992023. Payments made in British Pounds included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 1.581991.

Overview of Compensation Program

The Compensation Committee of OpenText’s board of directors (the Compensation Committee or the Committee) is responsible for making recommendations to OpenText’s board of directors (the Board) with respect to the compensation of our Named Executive Officers. Our Compensation Committee makes recommendations to the Board in line with our goal to provide total compensation to our Named Executive Officers that is fair and reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and to provide market competitive compensation, the majority of which is based on the achievement of performance goals. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	John Shackleton—President and Chief Executive Officer (CEO);

•	P. Thomas Jenkins—Executive Chairman and Chief Strategy Officer (Executive Chairman);

•	Paul McFeeters—Chief Financial Officer (CFO);

•	David Wareham—General Manager, EMEA; and

•	Eugene Roman—Chief Technology Officer.

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

We also seek the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant is screened and chosen by our Compensation Committee in discussion with our management. The consultant provides our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultant assists our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer’s compensation. The Compensation Committee engaged Mercer (Canada) Limited (Mercer), a human resources consulting services provider to provide compensation analysis and independent advice on an ongoing basis, which includes analysis of compensation for Fiscal 2011. In deciding to engage Mercer, the Committee reviewed the proposed scope of Mercer’s services to the Committee, including those services provided by Mercer affiliates to the Company, assessed Mercer’s objectivity in providing executive compensation consulting advice, and concluded that Mercer was the consultant appropriate for this role.

During Fiscal 2011 our Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices. Such analysis and advice included:

•

Executive Compensation Review—Mercer benchmarked our compensation practices and policies with respect to our nine most senior positions reporting to our Chief Executive Officer against similar-sized Canadian and U.S. technology companies in order to allow us to place our compensation practices for these nine positions in a market context. This benchmarking included a review of base salary, short-term incentives, total cash compensation levels, long-term incentives and total direct compensation. See below for a more detailed discussion of the peer group used for this benchmarking.

•

Long-Term Incentive Plan—Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (LTIP) and assisted in the development of the fourth phase of our LTIP. In particular, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants made under other long-term incentive plans implemented by comparable companies throughout North America.

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

Our Compensation Committee met four times during Fiscal 2011; Mercer attended all of or part of two meetings. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of our Compensation Committee. The meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.

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

Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy—OpenText’s short and long-term goals should be reflected in our overall compensation program;

•	Performance sensitive—Compensation should be linked to the operating and market performance of our organization and should fluctuate with such performance; and

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

Prior to making its recommendations to the Board of Directors, the Compensation Committee reviews data related to compensation levels and programs of companies that are similar to OpenText with respect to geography, industry and annual revenues (the “Software peer group”). The Software peer group is made up of 21internet software and services providers, whose size of revenues range from approximately one-half to 3-times that of OpenText. The Software peer group is comprised of 18 United States-based organizations, 1 United Kingdom-based company that does considerable business in the United States and 2 Canadian-based organizations chosen to represent the North American software and service providers within this revenue range. The Company also considered the market capitalization and results of operation of these companies in determining that they are appropriate comparators.

Mercer performed an assessment of the compensation of the Company’s executive officers. In April 2010, Mercer benchmarked base salary, total cash compensation (base salary plus target short-term incentives), and total direct compensation (total cash compensation plus long-term incentives) for the Fiscal 2010 Named Executive Officers Mr. Shackleton and Mr. McFeeters, to the following companies, which collectively comprise the Company’s Software peer group:

All values in $US millions					Period Ending March 31, 2010 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Broadridge Financial Solutns	US	$2,155	$2,881	$223	18%	5%	n/a
Global Payments Inc.	US	$1,602	$3,713	$37	37%	10%	7%
SRA International Inc	US	$1,541	$910	$58	41%	-5%	-7%
Synopsys Inc	US	$1,360	$3,347	$168	8%	-5%	4%
Acxiom Corp	US	$1,277	$1,420	$38	142%	-5%	-2%
Sybase Inc	US	$1,171	$3,840	$164	54%	23%	20%
Gartner Inc	US	$1,140	$2,133	$83	102%	-2%	18%
Softchoice Corp	CAN	$1,046	$196	$23	466%	-7%	8%
Moduslink Global Solutions	US	$1,009	$373	(193)	225%	-26%	-16%
MacDonald Dettwiler & Assoc	CAN	$1,001	$1,536	$108	52%	-8%	7%
United Online Inc	US	$990	$636	$70	78%	-14%	0%
Parametric Technology Corp	US	$938	$2,115	$32	81%	-2%	5%
Savvis Inc	US	$863	$909	(21)	167%	-30%	12%
Akamai Technologies Inc	US	$860	$5,407	$146	62%	-14%	20%
Cadence Design Systems Inc	US	$853	$1,804	(150)	59%	-32%	-15%
Mentor Graphics Corp	US	$803	$852	(22)	81%	-21%	-10%
Henry (Jack) & Associates	US	$746	$2,033	$103	50%	1%	7%
Fair Isaac Corp	US	$631	$1,178	$65	81%	-13%	-6%
Realnetworks Inc	US	$562	$653	(212)	107%	-15%	-4%
Autonomy Corp PLC (4)	UK	$740	$3,635	$192	40%	39%	58%
Valueclick Inc	US	$423	$824	$69	19%	-27%	-1%

75th %ile		$1,171	$2,881	$108	102%	-2%	9%
50th %ile		$990	$1,536	$65	62%	-7%	5%
25th %ile		$803	$852	$23	41%	-15%	-4%
Average		$1,034	$1,924	$47	94%	-7%	5%
OpenText Corp (5)		$786	$2,680	$57	38%	29%	21%
Rank		24%	74%	45%

(1)	Most recently reported annual revenues available as of March 31, 2010.
(2)	Market Capitalization at March 31, 2010.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	UK-based company (traded on the London Stock Exchange) that does significant business in the United States.
(5)	For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2009, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2010.

Due to limited matches among the Software peer group for the role of Executive Chairman and Chief Strategy Officer, Mr. Jenkins’ position was matched to a “General Industry” group comprised of publicly-traded North American companies with revenues between approximately $400 million and $2.0 billion as follows:

All values in $US millions					Period Ending March 31, 2010 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Price (T. Rowe) Group	US	$1,872	$14,226	$434	95%	7%	15%
Werner Enterprises Inc	US	$1,666	$1,669	$57	65%	16%	8%
SRA International Inc	US	$1,541	$910	$58	41%	-5%	-7%
Idt Corp	US	$1,539	$121	(155)	499%	-41%	-31%
Alberto-Culver Co	US	$1,434	$2,573	$119	17%	6%	8%
CCL Industries	CAN	$1,050	$926	$37	38%	-7%	4%
Linear Technology Corp	US	$968	$6,314	$314	27%	-1%	-4%
CORUS Entertainment Inc	CAN	$691	$1,526	(57)	51%	0%	9%
Valueclick Inc	US	$423	$824	$69	19%	-27%	-1%

75th %ile		$1,541	$2,573	$119	65%	6%	8%
50th %ile		$1,434	$1,526	$58	41%	-1%	4%
25th %ile		$968	$910	$37	27%	-7%	-4%
Average		$1,243	$3,232	$97	95%	-6%	0%
OpenText Corp (4)		$786	$2,680	$57	38%	29%	21%
Rank		17%	75%	41%

(1)	Most recently reported annual revenues available as of March 31, 2010.
(2)	Market Capitalization at March 31, 2010.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2009, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2010.

Due to limited matches among the Software peer group for the General Manager, EMEA, Mr. Wareham’s position was matched to a “General Industry” group comprised of publicly-traded North American companies with revenues between approximately $600 million and $2.0 billion as follows:

All values in $US millions					Period Ending March 31, 2010 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Albemarle Corp	US	$2,005	$3,893	$178	99%	3%	20%
Quiksilver Inc	US	$1,978	$610	($192)	270%	-26%	-20%
Teleflex Inc	US	$1,890	$2,554	$303	68%	0%	7%
Donaldson Co Inc	US	$1,875	$3,485	$132	70%	9%	8%
Price (T. Rowe) Group	US	$1,872	$14,226	$434	95%	7%	15%
Moog Inc -Cl A	US	$1,849	$1,607	$85	55%	-5%	3%
Curtiss-Wright Corp	US	$1,810	$1,595	$95	26%	-2%	5%
Teledyne Technologies Inc	US	$1,765	$1,494	$113	55%	3%	6%
Arthur J Gallagher & Co	US	$1,729	$2,532	$129	53%	1%	2%
Stewart Information Services	US	$1,706	$237	($51)	-29%	-30%	-17%
Maxim Integrated Products	US	$1,646	$5,910	$10	54%	-9%	-11%
Plexus Corp	US	$1,617	$1,433	$46	161%	28%	26%
Tembec Inc	CAD	$1,564	$233	($214)	162%	7%	-17%
Toro Co	US	$1,526	$1,653	$63	107%	0%	3%
Devry Inc	US	$1,461	$4,640	$166	36%	31%	28%
Woodward Governor Co	US	$1,430	$1,648	$94	189%	17%	23%
Mueller Water Products Inc	US	$1,428	$738	($997)	47%	-29%	n/a

All values in $US millions						Period Ending March 31, 2010 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)		1-yr TSR	3-yr TSR	5-yr TSR
Meredith Corp	US	$1,409	$1,542		($107)	114%	-13%	-4%
Carpenter Technology Corp	US	$1,362	$1,610		$48	168%	-13%	6%
Associated Banc-Corp	US	$1,332	$2,389		($132)	-10%	-23%	-12%
Itt Educational Services Inc	US	$1,319	$3,883		$300	-7%	11%	18%
Willbros Group	US	$1,260	$476		$18	24%	-19%	-10%
Actuant Corp.	US	$1,240	$1,327		$14	90%	-8%	-3%
Brady Corp	US	$1,209	$1,521		$70	81%	2%	1%
Flir Systems Inc	US	$1,147	$4,308		$230	38%	16%	13%
Hain Celestial Group	US	$1,135	$710		($25)	22%	-17%	-1%
Lam Research Corp.	US	$1,116	$4,774		($302)	64%	-8%	5%
People’S United Finl Inc	US	$1,075	$5,854		$101	-10%	-6%	7%
Elizabeth Arden Inc	US	$1,070	$522		($6)	209%	-6%	-5%
Cogeco Inc	CAD	$1,066	$503		($69)	42%	-3%	9%
Louisiana-Pacific Corp	US	$1,055	$1,148		($121)	306%	-22%	-17%
CCL Industries	CAD	$1,050	$926		$37	38%	-7%	4%
Laurentian Bank of Canada	CAD	$1,029	$1,031		$99	68%	13%	14%
Greenbrier Companies Inc	US	$1,018	$188		($54)	201%	-25%	-20%
Moduslink Global Solutions	US	$1,009	$373		($193)	225%	-26%	-16%
Beazer Homes Usa Inc	US	$1,005	$282		($189)	350%	-46%	-38%
Vail Resorts	US	$977	$1,453		$49	96%	-10%	10%
Linear Technology Corp	US	$968	$6,314		$314	27%	-1%	-4%
G&K Services Inc -Cl A	US	$936	$481		($72)	39%	-10%	-8%
Webster Financial Corp	US	$899	$1,372		($76)	313%	-27%	-15%
Savvis Inc	US	$863	$909		($21)	167%	-30%	12%
Lee Enterprises Inc.	US	$842	$218		($123)	1111%	-50%	-38%
Castle (A M) & Co	US	$813	$300		($27)	47%	-23%	2%
EW Scripps	US	$802	$379		($210)	526%	5%	1%
Astral Media Inc	CAD	$793	$2,012		($138)	39%	-3%	2%
Corp Office Pptys Tr Inc	US	$772	$2,360		$56	69%	0%	13%
Maximus Inc	US	$717	$1,059		$47)	54%	22%	14%
1-800-Flowers.Com	US	$714	$67		($98)	21%	-31%	-20%
CORUS Entertainment Inc	CAD	$691	$1,526		($50)	51%	0%	9%
J & J Snack Foods Corp	US	$653	$800		$41	27%	4%	14%
Citizens Republic Bancorp	US	$652	$450		($514)	-26%	-62%	-46%
Robbins & Myers Inc	US	$640	$785		$55	58%	9%	18%
Ridley Inc	US	$614	$112		($1)	28%	1%	-5%
Belo Corp	US	$590	$878		($109)	1065%	-17%	-14%

75th %ile		$1,510	$2,273		$92	162%	3%	10%
50th %ile		$1,095	$1,349		$12	61%	-6%	2%
25th %ile		$872	$508	-$	105	38%	-21%	-11%
Average		$1,204	$1,913	-$	14	134%	-8%	0%
OpenText Corp (4)		$786	$2,680		$57	38%	29%	21%
Rank		16%	81%		68%

(1)	Most recently reported annual revenues available as of March 31, 2010.
(2)	Market Capitalization at March 31, 2010.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2009, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2010.

Due to limited matches among the Software peer group for the Chief Technology Officer, Mr. Roman’s position was matched to a “General Industry” group comprised of publicly-traded North American companies with revenues between approximately $400 million and $1.7 billion as follows:

All values in $US millions					Period Ending March 31, 2010 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Maxim Integrated Products	US	$1,646	$5,910	$10	54%	-9%	-11%
Tellabs	US	$1,526	$2,910	$114	66%	-8%	1%
Carpenter Technology Corp	US	$1,362	$1,610	$48	168%	-13%	6%
Linear Technology Corp	US	$968	$6,314	$314	27%	-1%	-4%
Savvis Inc	US	$863	$909	($21)	167%	-30%	12%
Henry (Jack) & Associates	US	$746	$2,033	$103	50%	1%	7%
Dolby Laboratories Inc	US	$720	$3,149	$243	72%	19%	20%
Valueclick Inc	US	$423	$824	$69	19%	-27%	-1%

75th %ile		$1,403	$3,839	$146	96%	0%	9%
50th %ile		$916	$2,471	$86	60%	-9%	3%
25th %ile		$739	$1,434	$39	44%	-17%	-2%
Average		$1,032	$2,957	$110	78%	-8%	4%
OpenText Corp (4)		$786	$2,680	$57	38%	29%	21%
Rank		16%	81%	68%

(1)	Most recently reported annual revenues available as of March 31, 2010.
(2)	Market Capitalization at March 31, 2010.
(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.
(4)	For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2009, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2010.

The purpose of this benchmarking process was to:

•	Understand the competitiveness of the Company’s current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between the Company’s actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee’s approval.

Our general philosophy is to be positioned in the 50th percentile for:

•	Base salary;

•	Total cash compensation (base salary + target annual incentives); and

•	Total direct compensation (base salary + target annual incentives + long-term compensation).

With respect to total cash compensation and total direct compensation, we may target to be in the 50th to 75th percentile in circumstances where we believe the Named Executive Officer’s specific role and performance merit it.

When compared to the proxy peer groups set forth above, the research indicated that our compensation for each of the benchmarked Named Executive Officers was generally positioned between the 25th to 50th percentile with respect to base salary. With respect to total cash compensation, all Named Executive officers were generally positioned between the 25th to 50th percentile. With respect to total direct compensation, our benchmarking indicated that all Named Executive Officers were generally positioned between the 50th to 75th percentiles. As a result of the benchmarking it was determined that our current executive compensation practices were consistent with our philosophy and generally well positioned from a competitiveness standpoint with our market in terms of total direct compensation. Thus, no compensation adjustments were made to the compensation paid to our Named Executive Officers, effective Fiscal 2011.

In addition to being competitive to the relevant peer groups, the Company’s executive compensation levels were deemed appropriate given OpenText’s performance relative to these groups. Specifically, OpenText’s relative Total Shareholder Return (TSR) was above the average of all the 3-year and 5-year periods ended March 31, 2010 for all proxy peer groups set forth above.

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

We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2011, the basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.

Fixed salary and benefits comprise a portion of the total compensation; however, variable short-term incentives and the LTIP also represent a significant component of total compensation. When we make decisions regarding executive compensation, we often use the term “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the company and such executive officer is able to meet or exceed his or her applicable performance targets. Although LTIP compensation and stock options meet this definition of compensation which is at risk, they are an additional incentive used to promote long-term value, and therefore do not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer’s influence upon our financial or operational results, the higher is the risk/reward portion of his or her compensation. The chart below provides the approximate percentage of short-term, cash-based compensation provided to each Named Executive Officer currently with the Company, that were fixed salary and “at risk” for Fiscal 2011:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)
John Shackleton	44%	56%
Tom Jenkins	44%	56%
Paul McFeeters	67%	33%
Eugene Roman	68%	32%
Dave Wareham	57%	43%

For amounts relating to awards of stock options and LTIP awards, please see the detailed discussions in the sections entitled “Variable Long-Term Incentives- Stock Options” and “LTIP” respectively, which can be found below.

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

The performance of each of the Named Executive Officers, other than Mr. Shackleton and Mr. Jenkins, is assessed by Mr. Shackleton, in his capacity as the direct supervisor of the other Named Executive Officers. The performance of each of Mr. Shackleton and Mr. Jenkins is assessed by the Board. The Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Shackleton and Mr. Jenkins in a special session from which management is absent.

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

The amount of the variable short-term incentive payable to each Named Executive Officer is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are approved by the Board. These objectives consist of worldwide revenues, worldwide adjusted operating income, personal strategic goals and, in the case of certain Named Executive Officers, regional targets.

Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues is an important variable that helps us to assess the Named Executive Officer’s role in helping us to grow and manage our business.

Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of the Company’s leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense.

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

For Fiscal 2011 the following target percentages of base salary, performance measures and associated weightings, determined by the Board, for each Named Executive Officer were:

Named Executive Officer	Total Target Award as % of Base Salary	Worldwide Revenues	Worldwide Adjusted Operating Income	Regional Revenues	Regional Adjusted Operating Income	Personal Strategic Goals
John Shackleton	125%	45%	45%	N/A	N/A	10%
Tom Jenkins	125%	35%	35%	N/A	N/A	30%
Paul McFeeters	50%	40%	40%	N/A	N/A	20%
Eugene Roman	46%	40%	40%	N/A	N/A	20%
Dave Wareham	75%	10%	10%	40%	40%	N/A

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, please see “Grants of Plan-Based Awards for Fiscal 2011” below.

For the corporate financial objectives, the Board sets a threshold and target level of performance. The Board also establishes an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater, although payout in regard to worldwide revenues and worldwide adjusted operating income is capped at 150% of the amount the Named Executive Officer would realize upon achievement of target performance. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2011.

Objectives (in millions)	Threshold Target (80% target)	Target	Fiscal 2011 Actual	% of Target Actually Achieved	% of Payment per Fiscal 2011 Payout Table
Worldwide revenues	$819	$1,024	$1,040	102%	108%
Worldwide adjusted operating income	$222	$278	$284	102%	108%
Regional revenues Dave Wareham	$274	$342	$362	106%	112%
Regional adjusted operating income Dave Wareham	$149	$187	$193	103%	106%

The following tables set forth below illustrate the percentage of the target award that is paid to our Named Executives Officers, in accordance with the Company’s actual results achieved for Fiscal 2011.

Worldwide Revenues and Adjusted Operating Income Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 79%	0%	104%	117%
80 - 84%	20%	105%	122%
85 - 89%	40%	106%	127%
90 - 94%	60%	107%	132%
95 - 99%	80%	108%	137%
100%	100%	109%	142%
101%	104%	110%	150%
102%	108%	Over 110%	150% Maximum
103%	112%
Formula:
Actual / Budget = % of Attainment		Example: attainment of 103% results in a % payment of 112%

For instance, in Fiscal 2011, the Company achieved 102% of its worldwide revenue target. The “Worldwide Revenues and Adjusted Operating Income Calculation” table above illustrates under the “% Attainment” column that an achievement of 102% of target for this performance criteria results in an award payment of 108% of the target award amount. The same methodology can be used for determining the percentage payout related to the other performance criteria, using the tables below.

Regional Revenues
% Attainment	% Payment
0 - 79%	0%
80 - 84%	20%
85 - 89%	40%
90 - 94%	60%
95 - 99%	80%
100%	100%
Over 100%	Additional 2% per 1% (no cap )
Example: 103%	106%
Formula:
Actual / Budget = % of Attainment

Regional Adjusted Operating Income Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 79%	0%	91%	55%
80 - 81%	5%	92%	60%
82%	10%	93%	65%
83%	15%	94%	70%
84%	20%	95%	75%
85%	25%	96%	80%
86%	30%	97%	85%
87%	35%	98%	90%
88%	40%	99%	95%
89%	45%	100%	100%
90%	50%	Over 100%	Additional 2% per 1% (no cap)
Formula:
Actual / Budget = % of Attainment

The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2011 was determined in accordance with the calculation formulas described above and the Board made no adjustments. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2011, the percentage of target award amount represented by the actual award paid and the percentage of base salary represented by the actual award paid broken out by performance measure as follows:

Mr. John Shackleton:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$281,250	$56,250	$303,750	108%
Worldwide Adjusted Operating Income	$281,250	$56,250	$303,750	108%
Personal Strategic Goals	$62,500	$37,500	$62,500	100%

Total	$625,000	$150,000	$670,000	107%

Mr. Tom Jenkins:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)
Worldwide Revenues	$217,005	$43,401	$234,365	108%
Worldwide Adjusted Operating Income	$217,005	$43,401	$234,365	108%
Personal Strategic Goals	$186,004	$111,603	$186,004	100%

Total	$620,014	$198,405	$654,734	106%

Mr. Paul McFeeters:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)
Worldwide Revenues	$79,362	$15,872	$85,711	108%
Worldwide Adjusted Operating Income	$79,362	$15,872	$85,711	108%
Personal Strategic Goals	$39,681	$23,809	$39,681	100%

Total	$198,405	$55,553	$211,103	106%

Mr. Dave Wareham:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)*
Worldwide Revenues	$23,730	$4,746	$24,821	105%
Worldwide Adjusted Operating Income	$23,730	$4,746	$25,391	107%
Regional Revenues	$94,919	$18,984	$103,652	109%
Regional Adjusted Operating Income	$94,919	$4,746	$97,578	103%

Total	$237,298	$33,222	$251,442	106%

*	Mr. Wareham had five payments related to the relevant metrics during Fiscal 2011, based on quarter-end performance and fiscal year-end performance so his payouts were slightly different from the payouts of the other Named Executive Officers with respect to common performance objectives, and to the percentages illustrated under the annual payout tables above, although the formula for calculation of payments to all Named Executive Officers was consistently applied. Due to his more direct influence on revenue generation, Mr. Wareham had calculations performed each quarter on quarterly achievement versus quarterly target and an annual calculation of annual achievement versus annual target. The consequence of summing the five individual calculations is a final number that is different from a single calculation in the year.

Mr. Eugene Roman:

Performance Measure:	Payable at Target*	Payable at Threshold*	Actual Payable ($)	Actual Payable (% Target)
Worldwide Revenues	$59,521	$11,904	$64,283	108%
Worldwide Adjusted Operating Income	$59,521	$11,904	$64,283	108%
Personal Strategic Goals	$29,761	$17,857	$29,761	100%

Total	$148,803	$41,665	$158,327	106%

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

LTIP

We also provide long-term compensation to our Named Executive Officers in the form of the LTIP. The LTIP was first approved by the Board during Fiscal 2008 and endeavors, in addition to granting stock options, to encourage and reward superior performance by aligning an increase in the Named Executive Officer’s compensation with improvements in our corporate performance and with an increase in the value of our shareholders’ investment. The goal of the LTIP is to reward our executive officers who have significantly contributed to the growth of our company through their performance and to provide our executive officers with a stake in our future. Accordingly, the LTIP represents a significant component of each Named Executive Officer’s total compensation. The LTIP is a rolling three-year program, which means that assessment of a Named Executive Officer’s performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three-year term in either cash or stock, at the discretion of the Board. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change of control of the Company at the beginning of the participation period, as well as mandatory repayment in the event of fraud, willful misconduct or gross negligence on behalf of plan participants. For instance, for grants made under the Fiscal 2010 LTIP and Fiscal 2011 LTIP, in the event that an eligible employee’s termination date is before the commencement of the nineteenth month in the applicable performance period, an LTIP payment will not be made.

Fiscal 2011 LTIP

Grants made in Fiscal 2011 under the LTIP (Fiscal 2011 LTIP) were set using a percentage of the Named Executive Officer’s total on-target compensation. Fiscal 2011 LTIP awards were made as performance share units (PSUs). The number of PSUs granted on October 29, 2010 and issued to each Named Executive Officer was based on converting the U.S dollar equivalent of the total on-target compensation at the fair market value of the Company’s stock, as of October 29, 2010. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer’s overall compensation and by his ability to influence our financial or operational performance. The criteria and targets used to measure each Named Executive Officer’s performance over the relevant three-year period for the Fiscal 2011 LTIP are as follows:

•

Relative total shareholder return—if, over the three year period, the relative cumulative Total Shareholder Return of the Company compared to the cumulative Total Shareholder Return of the corporations comprising the Index is greater than the 60th percentile, the relative total shareholder return target will be achieved in full. If it is negative over the three year period, no payout will be made; and

•

Average adjusted earnings per share—if the average of the adjusted earnings per share over the latter two years of the three-year period reaches $5.08, the average adjusted earnings per share target will be met in full (adjusted earnings per share means adjusted net income, which is calculated as net income, excluding where applicable, i) the amortization of acquired intangible assets, ii) other income or expense, iii) share-based compensation expense and iv) special charges, all net of tax, divided by the total number of Common Shares outstanding on a diluted basis).

The two performance criteria carry the following weightings:

•	Relative total shareholder return = 60%; and

•	Average adjusted earnings per share = 40%.

The weightings, which are reviewed each year for any new LTIP plans, were recommended by the Compensation Committee and approved by the Board. In making this recommendation, the Compensation Committee’s intention was to align the Named Executive Officer’s interests with what we believe are our shareholders’ interests. Awards, if made, will range between 50% and 150% of target for each criterion independently, based upon OpenText’s performance over the three-year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2011 LTIP awards is 1.5 times the target award for that criterion. If OpenText does not meet the minimum target set for a particular performance criterion, each Named Executive Officer would not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other. For example, if OpenText failed to meet the target set for relative total shareholder return, and met the target set for average adjusted earnings per share, each Named Executive Officer would receive a total reward equal to 40% times such Named Executive Officer’s target LTIP award.

The amounts that may be realized for awards under the Fiscal 2011 LTIP grants for achievement of the targets over the three-year period ending June 30, 2013 are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2011, applied to the number of equivalent performance share units issued to the Named Executive Officers.

Fiscal 2011 LTIP
Named Executive Officer	50% Achievement at June 30, 2013	100% Achievement at June 30, 2013	150% Achievement at June 30, 2013
John Shackleton	$1,245,189	$2,490,378	$3,735,567
Tom Jenkins	$1,204,601	$2,409,201	$3,613,802
Paul McFeeters	$428,294	$856,588	$1,284,882
Eugene Roman	$339,082	$678,164	$1,017,246
Dave Wareham	$389,914	$779,828	$1,169,742

Amounts granted in Fiscal 2011 under the LTIP were in addition to the amounts granted in Fiscal 2008, Fiscal 2009 and Fiscal 2010. The LTIP commencing in Fiscal 2011 shall be settled, in shares and/or cash, following the completion of the performance period as determined by the Compensation Committee.

Fiscal 2010 LTIP

Grants made in Fiscal 2010, under the LTIP (Fiscal 2010 LTIP) were set using a percentage of the Named Executive Officer’s total on-target compensation. Fiscal 2010 LTIP awards were made as PSUs. The number of PSUs granted on March 31, 2010 and issued to each Named Executive Officer was based on converting the U.S dollar equivalent of the total on-target compensation at the fair market value of the Company’s stock, as of June 30, 2009. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer’s overall compensation and by his ability to influence our financial or operational performance. Awards, if made, will range between 50% and 150% of target for each criterion independently, based upon OpenText’s performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2010 LTIP awards is 1.5 times the target award for that criterion. If OpenText does not meet the minimum target set for a particular performance criterion, each Named Executive Officer will not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other criteria.

The amounts that may be realized for awards under the Fiscal 2010 LTIP grants for achievement of the targets over the three-year period ending June 30, 2012 are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2011, applied to the number of equivalent performance share units issued to the Named Executive Officers.

Fiscal 2010 LTIP
Named Executive Officer	50% Achievement at June 30, 2012	100% Achievement at June 30, 2012	150% Achievement at June 30, 2012
John Shackleton	$1,977,546	$3,955,092	$5,932,638
Tom Jenkins	$1,717,401	$3,434,801	$5,152,202
Paul McFeeters	$457,967	$915,934	$1,373,901
Eugene Roman	$324,390	$648,779	$973,169
Dave Wareham	$510,272	$1,020,543	$1,530,815

The criteria used to evaluate the Fiscal 2010 LTIP included i) relative total shareholder return and ii) average adjusted earnings per share. For more information regarding the criteria and targets used to evaluate performance with respect to the LTIP awards granted during Fiscal 2010, please refer to Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Fiscal 2009 LTIP

Awards granted for the Fiscal 2009 LTIP have been settled in cash. The target awards under the LTIP which were granted in Fiscal 2009 had a 100% threshold and a 100% maximum achievement over the three-year period ending June 30, 2011. The actual amounts settled for the performance period are included in the “Summary Compensation Table” and represented 100% achievement on the relative total shareholder return and average adjusted earnings per share criteria, and approximately 100% achievement on the absolute share price criteria.

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

The criteria used to evaluate the Fiscal 2008 LTIP included i) absolute share price, ii) relative total shareholder return and iii) average adjusted earnings per share. The actual amounts settled for the performance period are included in the “Summary Compensation Table” in Item 11 of our Annual Report on Form 10-K for the year ended June 30, 2010 and represented 150% achievement on the relative total shareholder return and average adjusted earnings per share criteria, and approximately 141% achievement on the absolute share price criteria. For more information regarding the criteria used to evaluate performance with respect to the LTIP awards granted during Fiscal 2008, please refer to Item 11 of our Annual Report on Form 10-K for the year ended June 30, 2008.

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

Share Ownership Guidelines

OpenText currently has equity ownership guidelines (“Share Ownership Guidelines”), the objective of which is to encourage our senior management, including the Named Executive Officers, to buy and hold stock in the Company based upon an investment target. The Company believes that the Share Ownership Guidelines help align the financial interests of our senior management team with the financial interests of the shareholders of the Company.

The equity ownership levels are as follows:

Executive Chairman	4x base salary
CEO/President	4x base salary
Other senior management	1x base salary

Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of OpenText shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in shares of OpenText stock to contribute to the achievement of the Share Ownership Guidelines. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards meeting the equity ownership target. For purposes of the Share Ownership Guidelines, each of the CEO, Executive Chairman, and other Named Executive Officers, as applicable, are deemed to hold all securities over which he/ she is the registered or beneficial owner thereof under the rules of Section 13(d) of the U.S. Securities Exchange Act of 1934 through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:

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

The Share Ownership Guidelines were adopted in October 2009 and the Board recommends that the equity ownership levels be achieved by October 31, 2014. Alternatively, for someone who becomes senior management after the date these Share Ownership Guidelines were adopted, the Board recommends that the equity ownership levels be achieved within five (5) years of becoming subject to the Share Ownership Guidelines and that he/she hold the number of OpenText shares, or share equivalents recommended, for so long as they remain within senior management. As of the date of this report, both the CEO and the Executive Chairman comply with the Share Ownership Guidelines for Fiscal 2011.

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

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S dollar. Any Canadian dollar payments included herein have been converted to U.S dollars at an annual average rate of 0.992023, 0.93903 and 0.861366 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Any payments made in British Pounds included herein have been converted to U.S dollars at an annual average rate of 1.581991 and 1.588925 for Fiscal 2011 and Fiscal 2010, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
John Shackleton	2011	$500,000	—	$1,512,665	$—	$2,170,000	N/A	$19,960	(5)	$4,202,625
President and Chief Executive Officer	2010	$500,000	—	$2,697,644	$—	$3,578,350	N/A	$18,567	(9)	$6,794,561
	2009	$500,000	—	N/A	$1,366,370	$387,500	N/A	$20,673	(9)	$2,274,543

Paul McFeeters	2011	$396,809	—	$520,295	$—	$707,114	N/A	$—	(6)	$1,624,218
Chief Financial Officer	2010	$375,612	—	$624,731	$—	$1,068,181	N/A	$—	(6)	$2,068,524
	2009	$323,012	—	N/A	$683,185	$85,598	N/A	$—	(6)	$1,091,795

P. Thomas Jenkins	2011	$496,011	—	$1,463,358	$—	$2,142,768	N/A	$22,709	(7)	$4,124,846
Executive Chairman and Chief Strategy Officer	2010	$469,515	—	$2,342,770	$—	$3,291,565	N/A	$17,441	(9)	$6,121,291
	2009	$430,683	—	N/A	$1,366,370	$355,313	N/A	$18,998	(9)	$2,171,364

Dave Wareham	2011	$316,399	—	$473,670	$—	$694,399	N/A	$18,984	(8)	$1,503,452
General Manager, EMEA	2010	$317,785	—	$696,077	$—	$874,098	N/A	$24,536	(9)	$1,912,496

Eugene Roman	2011	$322,407	—	$411,919	$—	$579,937	N/A	$—	(6)	$1,314,263
Chief Technology Officer

(1)	Performance Stock Units (PSUs) were granted pursuant to the Fiscal 2011 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation—Stock Compensation” (ASC Topic 718) For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be awarded under stock awards, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2011” table below.
(2)	Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(3)	The amounts set forth in this column for Fiscal 2011 represent payments under the variable short-term incentive plan ($670,000, $211,103, $654,734, $251,442 and $158,327 for Messrs. Shackleton, McFeeters, Jenkins, Wareham, and Roman, respectively) and under the Fiscal 2009 LTIP ($1,500,000, $496,011, $1,488,034, $442,957 and $421,610 for Messrs. Shackleton, McFeeters, Jenkins, Wareham, and Roman, respectively).
(4)	The amounts in “All Other Compensation” primarily include (i) medical examinations, (ii) car allowances, (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.
(5)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($11,400);
b.	Club membership fees ($5,000)
c.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Shackleton.
(6)	The total value of all perquisite and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.
(7)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($14,285);
b.	Club membership fees ($4,348)
c.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins.

(8)	Represents amounts we paid or reimbursed for car allowances related to Mr. Wareham.
(9)	For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2010 and June 30, 2009.

Grants of Plan-Based Awards in Fiscal 2011

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2011.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards		Grant Date Fair Value of Option
Name		Threshold	Target	Maximum	Options	($/Share)		Awards ($)
John Shackleton	N/A	$150,000	$625,000	$906,250	N/A	$	N/A	$	N/A
Paul McFeeters	N/A	$55,553	$198,405	$277,766	N/A	$	N/A	$	N/A
P. Thomas Jenkins	N/A	$198,405	$620,014	$837,019	N/A	$	N/A	$	N/A
Dave Wareham (3)	N/A	$33,222	$237,298	N/A	N/A	$	N/A	$	N/A
Eugene Roman	N/A	$41,665	$148,803	$208,325	N/A	$	N/A	$	N/A

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying	Grant Date Fair Value of Stock
Name		Threshold	Target	Maximum	Stock	Awards ($)
John Shackleton	October 29, 2010	$1,245,189	$2,490,378	$3,735,567	N/A	$1,512,665
Paul McFeeters	October 29, 2010	$428,294	$856,588	$1,284,882	N/A	$520,295
P. Thomas Jenkins	October 29, 2010	$1,204,601	$2,409,201	$3,613,802	N/A	$1,463,358
Dave Wareham	October 29, 2010	$389,914	$779,828	$1,169,742	N/A	$473,670
Eugene Roman	October 29, 2010	$339,082	$678,164	$1,017,246	N/A	$411,919

(1)	Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2011. For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Short-Term Incentives” above.
(2)	During Fiscal 2011, no stock options were granted to any of our Named Executive Officers. For further information regarding our options granting procedures, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Long-Term Incentives—Stock Options” above.
(3)	Two performance objectives of Mr. Wareham do not have a maximum cap. For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Short-Term Incentives” above.
(4)	Represents the threshold, target and maximum estimated payouts under our Fiscal 2011 LTIP (LTIP 4). For further information, please see “Compensation Discussion and Analysis—Aligning Officers’ Interests with Shareholders’ Interests—Variable Long-Term Incentives—LTIP” above.

Outstanding Equity Awards at End of Fiscal 2011

The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2011.

		Option Awards				Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John Shackleton	August 19, 2003	80,000	—	17.04	August 19, 2013
	February 12, 2007	40,000	—	22.80	February 12, 2014
	August 21, 2008	50,000	50,000	34.50	August 21, 2015
	March 31, 2010					61,779	$3,955,092
	October 29, 2010					38,900	$2,490,378

Paul McFeeters	June 1, 2006	240,000	—	14.02	June 1, 2013
	August 21, 2008	25,000	25,000	34.50	August 21, 2015
	March 31, 2010					14,307	$915,934
	October 29, 2010					13,380	$856,588

P. Thomas Jenkins	December 3, 2001	300,000	—	14.10	December 3, 2011
	August 7, 2002	200,000	—	10.39	August 7, 2012
	December 9, 2004	100,000	—	16.92	December 9, 2011
	February 12, 2007	50,000	—	22.80	February 12, 2014
	August 21, 2008	50,000	50,000	34.50	August 21, 2015
	March 31, 2010					53,652	$3,434,801
	October 29, 2010					37,632	$2,409,201

Dave Wareham	August 21, 2008	—	7,500	34.50	August 21, 2015
	March 31, 2010					15,941	$1,020,543
	October 29, 2010					12,181	$779,828

Eugene Roman	November 5, 2008	—	25,000	29.43	November 5, 2015
	March 31, 2010					10,134	$648,779
	October 29, 2010					10,593	$678,164

(1)	Represents each Named Executive Officer’s target number of PSUs granted pursuant to the Fiscal 2010 LTIP and Fiscal 2011 LTIP and the market value as of June 30, 2011 based upon the closing price for the Company’s Common Shares as traded on NASDAQ on such date of $64.02.
(2)	All options in the table above vest annually over a period of 4 years starting from the date of grant.

Option Exercises in Fiscal 2011

The following table sets forth certain details regarding options exercised in Fiscal 2011 by each of the Named Executive Officers indicated below:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value realized on Exercise (2) ($)
John Shackleton	55,000	$2,278,100
Paul McFeeters	—	$—
P. Thomas Jenkins	—	$—
Dave Wareham	7,500	$170,450
Eugene Roman	12,500	$182,000

(1)	In Fiscal 2011, none of our Named Executive Officers had stock awards that vested.
(2)	“Value realized upon exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause;

•	A change of control in the ownership of OpenText; and

•	A change in the relationship between OpenText and the Named Executive Officer.

When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer groups. Differences in such payments, if any, are driven by the position held by the Named Executive Officer and by the Named Executive Officer’s length of service with OpenText. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our Named Executive Officers.

Termination Without Cause

If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following, each of which provides “Just Cause” for termination:

•

The failure by the Named Executive Officer to perform his or her duties according to the terms of his or her employment agreement or to perform in a manner satisfactory to the Board after OpenText has given the Named Executive Officer reasonable notice of this failure as well as a reasonable opportunity to correct this failure; however, any such failure:

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

Change in Control

If there is a merger, acquisition or other change in control of the ownership of OpenText, we may be obligated to provide payments or benefits to the Named Executive Officer. A change in control includes the following events:

•	The sale of all or substantially all of the assets of OpenText;

•	Any transaction in which any person or group, acquires ownership of more than 50% of the shares of OpenText’s common stock on a fully diluted basis; or

•

Any transaction which results in more than 50% of the shares of OpenText’s common stock, on a fully diluted basis, being held by any person or group who were not shareholders of OpenText as of the date of the applicable contract between OpenText and the Named Executive Officer.

Change in the Relationship between OpenText and the Named Executive Officer

If there is a change in the relationship between OpenText and the Named Executive Officer without the Named Executive Officer’s written consent, following a change in control of OpenText, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for Just Cause or due to the death or disability of the Named Executive Officer. Examples of such a change in the relationship between the Named Executive Officer and OpenText are:

•

A change in control described in the previous section which results in a material change of the Named Executive Officer’s position, duties, responsibilities, title or office which were in effect immediately prior to such a change in control (except for a change in any position or duties as an OpenText director or for any other material change that is the result of a promotion), which includes any removal of the Named Executive Officer from, or any failure to re-elect or re-appoint the Named Executive Officer to, any positions or offices he or she held immediately prior to such a change in control;

•

A material reduction by either OpenText or by any of OpenText’s subsidiaries of the Named Executive Officer’s salary, benefits or any other form of remuneration payable by either OpenText or by OpenText’s subsidiaries;

•	Any material failure by either OpenText or by any of OpenText’s subsidiaries to provide any:

•	benefit, bonus, profit sharing, incentive, remuneration or compensation plan;

•	stock ownership or purchase plan; or

•

pension plan or retirement plan, in which the Named Executive Officer is participating or entitled to participate immediately prior to any change in control described in the previous section, or if OpenText or any of OpenText’s subsidiaries take any action or fail to take any action, and as a result, the Named Executive Officer’s participation in any such plan would be materially and adversely affected or the Named Executive Officer’s rights or benefits under or pursuant to any such plan would be materially and adversely affected; or

•	Any other material breach of the employment agreement between OpenText and the Named Executive Officer which is committed by OpenText.

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

John Shackleton

Upon any instance of termination or change in control described above, we are required to pay Mr. John Shackleton an amount equal to 20 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Shackleton the equivalent of 20 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Shackleton with the employee benefits we provided to Mr. Shackleton immediately prior to the occurrence of the event which triggered our obligation for a period of 20 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 20 months or less from the date of the event which triggered our obligation. In all events, the Company will make all payments to the Executive not later than 2 1/2 months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.

In return for receiving the payments and the benefits described in this section, Mr. Shackleton must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 20 months from the date of termination. Waiver of any breach by Mr. Shackleton of any provision of this agreement may only be made upon the review and approval of the Board.

P. Thomas Jenkins

Upon any instance of termination or change in control described above, we are required to pay Mr. P. Thomas Jenkins an amount equal to 24 months salary. Likewise, upon any such event of termination or change in control, we are required to pay Mr. Jenkins the equivalent of 24 months of variable short-term incentive payable to him assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred. We are also required to provide Mr. Jenkins the employee benefits we provided to Mr. Jenkins immediately prior to the occurrence of the event which triggered our obligation for a period of 24 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 24 months from the date of the event which triggered our obligation.

In return for receiving the payments and the benefits described in this section, Mr. Jenkins must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 24 months from the date of termination. Waiver of any breach by Mr. Jenkins of any provision of this agreement may only be made upon the review and approval of the Board.

David Wareham

Upon any instance of termination or change in control described above, we are required to pay Mr. Wareham an amount equal to 13 months salary plus the equivalent of 13 months of variable short-term incentive payment Mr. Wareham earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. Wareham with the employee benefits we provided to Mr. Wareham immediately prior to the occurrence of the event which triggered our obligation and for a period of 13 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 13 months from the date of the event which triggered our obligation.

In return for receiving the payments and the benefits described in this section, Mr. Wareham must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 13 months from the date of termination. Waiver of any breach by Mr. Wareham of any provision of this agreement may only be made upon the review and approval of the Board.

Paul McFeeters and Eugene Roman

Upon any instance of termination or change in control described above, we are required to pay each of these two other Named Executive Officers an amount equal to 12 months salary plus the equivalent of 12 months of variable short-term incentive payment each earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide each of them with the employee benefits we provided to them immediately prior to the occurrence of the event which triggered our obligation and for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.

In return for receiving the payments and the benefits described in this section, each of the Named Executive Officers must execute a non-compete, non-solicitation, non-disparagement and confidentiality agreement. The terms of this agreement must last for a period of at least 12 months from the date of termination. Waiver of any breach by the Named Executive Officers of any provision of this agreement may only be made upon the review and approval of the Board.

Quantitative Estimates of Payments upon Termination or Change in Control

Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2011. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $64.02 per share as reported on the NASDAQ on June 30, 2011, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S dollars using an exchange rate, as of June 30, 2011 of 1.018226

•	Payments in British Pounds included herein are converted to U.S dollars using an exchange rate, as of June 30, 2011 of 1.601466

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2011; and

•	Payment under the LTIP is calculated as though 50% of the Fiscal 2011 LTIP target bonus has vested and 100% of the Fiscal 2010 LTIP target bonus has vested; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2011, plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2011, plus

•	with respect only to a change in control in the ownership of OpenText, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	LTIP ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
John Shackleton	Termination Without Cause	833,333	1,041,667	—	7,621,600	33,267	9,529,867
	Change in Control/ Relationship	833,333	1,041,667	5,200,281	8,359,600	33,267	15,468,148

Tom Jenkins	Termination Without Cause	1,018,226	1,272,783	—	34,687,000	46,246	37,024,255
	Change in Control/ Relationship	1,018,226	1,272,783	4,639,402	35,425,000	46,246	42,401,657

Paul McFeeters	Termination Without Cause	407,290	216,678	—	13,107,000	—	13,730,968
	Change in Control/ Relationship	407,290	216,678	1,344,228	13,476,000	—	15,444,196

Dave Wareham	Termination Without Cause	346,984	275,748	—	110,700	32,936	766,368
	Change in Control/ Relationship	346,984	275,748	1,410,457	221,400	32,936	2,287,525

Eugene Roman	Termination Without Cause	330,923	162,509	—	—	—	493,432
	Change in Control/ Relationship	330,923	162,509	987,861	864,750	—	2,346,043

Director Compensation for Fiscal 2011

The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2011.

	Fees earned or paid in cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (4)	$73,500	$24,500	$99,696	—	N/A	—		$197,696
Brian Jackman (5)	$68,500	$—	$99,696	—	N/A	—		$168,196
Stephen Sadler (6)	$45,000	$57,794	$—	—	N/A	$622,500	(11)	$725,294
Michael Slaunwhite (7)	$21,625	$110,169	$—	—	N/A	—		$131,794
Gail E. Hamilton (8)	$73,500	$57,794	$—	—	N/A	—		$131,294
Katharine B. Stevenson (9)	$70,000	$—	$99,696	—	N/A	—		$169,696
Deborah Weinstein (10)	$17,845	$50,655	$99,696	—	N/A	—		$168,196

(1)	Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of common stock equivalent units under our Directors’ Deferred Share Unit Plan (DSU Plan) based on the value of the Company’s shares as of the date fees would otherwise be paid. The DSU Plan became effective February 2, 2010, is available to any non-employee director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. An eligible director’s DSUs will vest at the date of the Company’s next annual general meeting.
(2)	In Fiscal 2011, Messrs. Fowlie, Sadler, and Slaunwhite and Mses. Hamilton and Weinstein received 568, 1,340, 2,365, 1,340 and 993 DSUs, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 11 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.
(3)

In Fiscal 2011, each director, with the exception of Mr. Slaunwhite, Mr. Sadler and Ms. Hamilton, were awarded options for 6,700 common shares. Mr. Slaunwhite, Mr. Sadler and Ms. Hamilton elected to receive DSUs instead of option awards. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 11 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(4)	As of June 30, 2011 Mr. Fowlie holds 69,100 options and 1,076 DSUs.
(5)	As of June 30, 2011 Mr. Jackman holds 59,100 options.
(6)	As of June 30, 2011 Mr. Sadler holds 82,300 options and 2,560 DSUs.
(7)	As of June 30, 2011 Mr. Slaunwhite holds 106,400 options and 2,963 DSUs.
(8)	As of June 30, 2011 Ms. Hamilton holds 28,400 options and 1,340 DSUs.
(9)	As of June 30, 2011 Ms. Stevenson holds 17,000 options and 1,220 DSUs.
(10)	As of June 30, 2011 Ms. Weinstein holds 12,800 options outstanding and 1,746 DSUs.
(11)	During Fiscal 2011, Mr. Stephen Sadler received $622,500 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. The material terms of our director compensation arrangements are as follows:

Description	Amount and frequency of payment

Annual retainer fee payable to each non-employee director	$45,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Independent Lead Director	$10,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.

Unlike the scheduled fee arrangements set forth above, equity awards are made to non-management directors on a discretionary basis by the Board. As with its employees, the Company believes that granting compensation to directors in the form of equity promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. Historically, grants have been made solely in the form of stock options which vest over one year until the Company’s next annual general meeting. Effective February 2, 2010, the Board adopted the DSU Plan, which is available to any non-employee director of the Company. As a result, in Fiscal 2011, certain directors elected to receive DSUs instead of stock options or fees otherwise payable in cash.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee consists of Messrs. Slaunwhite and Jackman and Ms. Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire Board) one of whose executive officers served as a director of ours.

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

The following table sets forth certain information as of June 30, 2011 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and nominee for director of our company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2011. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts, 02109	5,246,740	9.16%

McLean Budden Limited (1) 145 King Street West, 25th Floor, Toronto, Ontario	4,790,500	8.36%

P. Thomas Jenkins (2)	1,541,840	2.62%

John Shackleton (3)	272,647	*

Stephen J. Sadler (4)	366,020	*

Michael Slaunwhite (5)	116,423	*

Randy Fowlie (6)	92,976	*

Brian J. Jackman (7)	64,400	*

Gail E. Hamilton (8)	31,900	*

Katharine B. Stevenson (9)	14,620	*

Deborah Weinstein (10)	7,846	*

Paul McFeeters (11)	279,500	*

David Wareham (12)	3,750	*

Eugene Roman	—	*

All executive officers and directors as a group (13)	2,817,205	4.78%

*	Less than 1%
(1)	Information regarding the shares outstanding is based on information filed in Schedule13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total beneficial shares outstanding as of June 30, 2011.
(2)	Includes 816,840 Common Shares owned, 700,000 options which are exercisable, and 25,000 options which will become exercisable within 60 days of June 30, 2011.
(3)	Includes 77,647 Common Shares owned, 170,000 options which are exercisable, and 25,000 options which will become exercisable within 60 days of June 30, 2011.
(4)	Includes 282,500 Common Shares owned, 82,300 options which are exercisable and 1,220 deferred stock units (DSUs) which are exercisable.
(5)	Includes 8,400 Common Shares owned, 106,400 options which are exercisable and 1,623 DSUs which are exercisable.

(6)	Includes 29,500 Common Shares owned, 62,400 options which are exercisable and 1,076 DSUs which are exercisable.
(7)	Includes 12,000 Common Shares owned and 52,400 options which are exercisable.
(8)	Includes 3,500 Common Shares owned and 28,400 options which are exercisable.
(9)	Includes 3,100 Common Shares owned, 10,300 options which are exercisable and 1,220 DSUs which are exercisable.
(10)	Includes 6,100 options which are exercisable and 1,746 DSUs which are exercisable.
(11)	Includes 2,000 Common Shares owned, 265,000 options which are exercisable, and 12,500 options which will become exercisable within 60 days of June 30, 2011.
(12)	Includes 3,750 options which will become exercisable within 60 days of June 30, 2011.
(13)	Includes 1,315,770 Common Shares owned, 1,498,300 options which are exercisable, 76,250 options which will become exercisable within 60 days of June 30, 2011 and 6,885 DSUs which are exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Transactions

Mr. Stephen Sadler, a director, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler’s consulting agreement is for an indefinite period. The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of $2,000 per day for services relating to this agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company’s revenues, up to $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company’s revenues above $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of $250,000 per single acquisition and an aggregate annual limit of $480,000. The acquired company’s revenues, for this purpose, is equal to the acquired company’s revenues for the 12 months prior to the date of acquisition.

During Fiscal 2011, Mr. Stephen Sadler received approximately $0.6 million in consulting fees from OpenText, inclusive of bonus fees aggregating $480,000, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services

The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2011 and Fiscal 2010 were:

Audit Fees

Audit fees were $1.9 million for Fiscal 2011 and $1.8 million for Fiscal 2010. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees were approximately $0.3 million for Fiscal 2011 and $0.2 million for Fiscal 2010. Audit-related fees include (a) services related to statutory audits where applicable, (b) audit services related to mergers and acquisitions, and (c) review of filings with the SEC.

Tax Fees

The total fees for tax services were approximately $0.7 million for Fiscal 2011 and $0.3 million for Fiscal 2010. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other Fees

Other fees were approximately $0.2 million for Fiscal 2011 and nil for Fiscal 2010. These fees related primarily to costs associated with product research and associated support services.

Pre-Approval Policy

OpenText’s Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2011 and Fiscal 2010 have been pre-approved by the Audit Committee.

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

2) Valuation and Qualifying Accounts; see note 3 and note 13 in the Notes to Consolidated Financial Statements included under Item 8, in Part II.

3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Open Text Corporation, Open Text Inc., Oasis Merger Corporation and Captaris Inc., dated September 3, 2008. (12)

2.2	Agreement and Plan of Merger dated as of May 5, 2009 by and among Open Text Corporation, Scenic Merger Corporation and Vignette Corporation. (13)

3.1	Articles of Amalgamation of the Company. (1)

3.2	Articles of Amendment of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	Articles of Amalgamation of the Company. (1)

3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)

3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)

3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)

3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)

3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.10	Open Text Corporation By-law, dated December 2, 2010. (18)

3.11	Articles of Continuance of the Company, dated December 29, 2005. (7)

4.1	Form of Common Share Certificate. (1)

Exhibit Number	Description of Exhibit

4.2	Amended and Restated Shareholders Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 2, 2010 (amending and restating the Shareholder Rights Plan Agreement dated as of December 6, 2007 filed as an exhibit to OpenText’s Registration Statement on Form S-4, as filed with the SEC on May 28, 2009). (18)

10.1	1998 Stock Option Plan. (8)

10.2*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (6)

10.3	2004 Employee Stock Option Plan. (6)

10.4	Artesia Stock Option Plan. (6)

10.5	Vista Stock Option Plan. (6)

10.6	Demand operating credit facility between the Company and Royal Bank of Canada, dated February 2, 2006. (7)

10.7*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)

10.8*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (10)

10.9	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (11)

10.10	Second Amendment to the Credit Agreement between Open Text Corporation and Royal Bank of Canada and others, dated September 24, 2009. (14)

10.11*	Severance Agreement, dated December 4, 2009 between Kirk Roberts and the Company. (15)

10.12	Open Text Corporation Directors’ Deferred Share Unit Plan effective February 2, 2010. (16)

10.13*	Employment Agreement dated April 2, 2009 between Dave Wareham and the Company. (17)

10.14*	Employment Agreement, dated July 1, 2009 between John Shackleton and the Company.

10.15*	Employment Agreement, dated July 1, 2009 between P. Thomas Jenkins and the Company.

10.16*	Employment Agreement, dated July 1, 2009 between Paul J. McFeeters and the Company.

10.17*	Employment Agreement dated July 1, 2009 between Eugene Roman and the Company.

21.1	List of the Company’s Subsidiaries as of June 30, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

Exhibit Number	Description of Exhibit

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation linkbase

*	Indicates management contract relating to compensatory plans or arrangements.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on September 30, 2009 and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on February 4, 2010 and incorporated herein by reference.
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on August 20, 2010 and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on December 2, 2010 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2011 and June 30, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation (and subsidiaries) as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2011, based, “criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated August 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation (and subsidiaries) as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated August 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

August 15, 2011

OPEN TEXT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	June 30, 2011	June 30, 2010
ASSETS
Cash and cash equivalents	$284,140	$326,192
Accounts receivable trade, net of allowance for doubtful accounts of $5,424 as of June 30, 2011 and $4,868 as of June 30, 2010 (note 3)	154,568	132,143
Income taxes recoverable (note 13)	18,911	44,509
Prepaid expenses and other current assets	29,678	21,086
Deferred tax assets (note 13)	27,861	20,242

Total current assets	515,158	544,172
Capital assets (note 4)	77,825	54,286
Goodwill (note 5)	832,481	666,055
Acquired intangible assets (note 6)	344,995	328,193
Deferred tax assets (note 13)	42,737	30,420
Other assets (note 7)	19,359	16,896
Deferred charges (note 8)	54,989	27,558
Long-term income taxes recoverable (note 13)	44,819	48,102

Total assets	$1,932,363	$1,715,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$126,249	$119,604
Current portion of long-term debt (note 11)	15,545	15,486
Deferred revenues	254,531	219,752
Income taxes payable (note 13)	18,424	39,666
Deferred tax liabilities (note 13)	624	28,384

Total current liabilities	415,373	422,892
Long-term liabilities:
Accrued liabilities (note 9)	13,727	15,755
Deferred credits (note 8)	6,878	—
Pension liability (note 10)	18,478	15,888
Long-term debt (note 11)	282,033	285,026
Deferred revenues	11,466	10,085
Long-term income taxes payable (note 13)	101,434	64,699
Deferred tax liabilities (note 13)	43,529	13,459

Total long-term liabilities	477,545	404,912
Shareholders’ equity:
Share capital (note 12)
57,301,812 and 56,825,995 Common Shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively; Authorized Common Shares: unlimited	614,279	602,868
Additional paid-in capital	74,301	61,298
Accumulated other comprehensive income	60,470	44,021
Retained earnings	316,894	193,691
Treasury stock, at cost (572,413 and 307,579 shares, respectively at June 30, 2011 and June 30, 2010)	(26,499)	(14,000)

Total shareholders’ equity	1,039,445	887,878

Total liabilities and shareholders’ equity	$1,932,363	$1,715,682

Guarantees and contingencies (note 19)

Related party transactions (note 23)

Subsequent events (note 24)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

	Year ended June 30,
	2011	2010	2009
Revenues:
License	$269,202	$238,074	$229,818
Customer support	560,541	507,452	405,310
Service and other	203,560	166,497	150,537

Total revenues	1,033,303	912,023	785,665

Cost of revenues:
License	18,284	16,922	16,204
Customer support	86,834	83,741	68,902
Service and other	167,854	135,396	118,998
Amortization of acquired technology-based intangible assets	68,048	60,472	47,733

Total cost of revenues	341,020	296,531	251,837

Gross profit	692,283	615,492	533,828

Operating expenses:
Research and development	145,992	129,378	116,164
Sales and marketing	232,332	198,208	186,533
General and administrative	86,696	83,295	73,842
Depreciation	22,116	17,425	12,012
Amortization of acquired customer-based intangible assets	38,966	35,940	33,259
Special charges (note 16)	15,576	42,008	14,434

Total operating expenses	541,678	506,254	436,244

Income from operations	150,605	109,238	97,584

Other expense, net (note 21)	(6,095)	(8,349)	(3,238)
Interest expense, net	(11,838)	(10,366)	(13,620)

Income before income taxes	132,672	90,523	80,726
Provision for income taxes (note 12)	9,469	1,311	23,788

Net income for the year	$123,203	$89,212	$56,938

Net income per share—basic (note 22)	$2.16	$1.59	$1.09

Net income per share—diluted (note 22)	$2.11	$1.55	$1.07

Weighted average number of Common Shares outstanding—basic	57,077	56,280	52,030

Weighted average number of Common Shares outstanding—diluted	58,260	57,385	53,271

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars and shares)

	Comprehensive Income	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Shares	Amount
Balance as of June 30, 2008		51,152	438,471	—	—	39,330	47,541	110,819	636,161
Issuance of Common Shares
Under employee stock option plans	—	1,539	18,727	—	—	—	—	—	18,727
Under employee stock purchase plans	—	26	784	—	—	—	—	—	784
Stock compensation	—	—	—	—	—	5,032	—	—	5,032
Income tax effect related to stock options exercised	—	—	—	—	—	7,790	—	—	7,790
Comprehensive income:
Foreign currency translation adjustment	(44,944)	—	—	—	—	—	—	(44,944)	(44,944)
Change in actuarial gain (loss) relating to defined benefit pension plan	813	—	—	—	—	—	—	813	813
Unrealized gain on cash flow hedges	990	—	—	—	—	—	—	990	990
Unrealized holding gain on available-for-sale securities, net of tax	4,173	—	—	—	—	—	—	4,173	4,173
Net income for the year	56,938	—	—	—	—	—	56,938	—	56,938

Total comprehensive income	17,970

Balance as of June 30, 2009		52,717	457,982	—	—	52,152	104,479	71,851	686,464
Issuance of Common Shares
Under employee stock option plans	—	474	8,941	—	—	—	—	—	8,941
Under employee stock purchase plans	—	27	997	—	—	—	—	—	997
In connection with acquisitions	—	3,608	134,948	—	—	—	—	—	134,948
Stock compensation	—	—	—	—	—	8,003	—	—	8,003
Income tax effect related to stock options exercised	—	—	—	—	—	1,143	—	—	1,143
Purchase of treasury stock	—	—	—	(308)	(14,000)	—	—	—	(14,000)
Comprehensive income:
Foreign currency translation adjustment	(20,393)	—	—	—	—	—	—	(20,393)	(20,393)
Change in actuarial gain (loss) relating to defined benefit pension plan	(2,274)	—	—	—	—	—	—	(2,274)	(2,274)
Release of unrealized gain on cash flow hedges	(990)	—	—	—	—	—	—	(990)	(990)
Release of unrealized gain on available for sale securities	(4,173)	—	—	—	—	—	—	(4,173)	(4,173)
Net income for the year	89,212	—	—	—	—	—	89,212	—	89,212

Total comprehensive income	61,382

Balance as of June 30, 2010		56,826	$602,868	(308)	$(14,000)	$61,298	$193,691	$44,021	$887,878
Issuance of Common Shares
Under employee stock option plans	—	439	10,090	—	—	—	—	—	10,090
Under employee stock purchase plans	—	31	1,202	—	—	—	—	—	1,202
In connection with acquisitions	—	6	119	—	—	(119)	—	—	—
Stock compensation	—	—	—	—	—	11,234	—	—	11,234
Income tax effect related to stock options exercised	—	—	—	—	—	1,888	—	—	1,888
Purchase of treasury stock	—	—	—	(264)	(12,499)	—	—	—	(12,499)
Comprehensive income:
Foreign currency translation adjustment	15,388	—	—	—	—	—	—	15,388	15,388
Change in actuarial gain (loss) relating to defined benefit pension plan	(214)	—	—	—	—	—	—	(214)	(214)
Unrealized gain on cash flow hedges	1,275	—	—	—	—	—	—	1,275	1,275
Unrealized gain on available for sale securities	411	—	—	—	—	—	—	411	411
Release of unrealized gain on available for sale securities	(411)	—	—	—	—	—	—	(411)	(411)
Net income for the year	123,203	—	—	—	—	—	123,203	—	123,203

Total comprehensive income	$139,652

Balance as of June 30, 2011		57,302	$614,279	(572)	$(26,499)	$74,301	$316,894	$60,470	$1,039,445

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income for the year	$123,203	$89,212	$56,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,130	113,837	93,004
In-process research and development	—	—	121
Share-based compensation expense	11,308	9,765	5,032
Excess tax benefits from share-based compensation	(1,888)	(1,143)	(8,631)
Pension expense	552	211	1,377
Amortization of debt issuance costs	1,359	1,390	1,099
Unrealized gain on financial instruments	—	(878)	(1,682)
Loss on sale and write down of capital assets	12	136	130
Release of unrealized gain on marketable securities to income	—	(4,353)	—
Deferred taxes	(17,779)	(24,219)	(9,914)
Impairment charges (recoveries) and other impacts	(482)	(1,081)	223
Changes in operating assets and liabilities:
Accounts receivable	200	24,521	43,761
Prepaid expenses and other current assets	1,833	(814)	(3,080)
Income taxes	17,963	5,066	23,274
Deferred charges and credits	(29,071)	—	—
Accounts payable and accrued liabilities	(21,197)	(11,340)	(15,999)
Deferred revenues	10,738	3,077	(6,861)
Other assets	(2,660)	(23,196)	(2,622)

Net cash provided by operating activities	223,221	180,191	176,170
Cash flows used in investing activities:
Additions of capital assets-net	(36,662)	(19,314)	(12,150)
Purchase of weComm Limited, net of cash acquired	(20,198)	—	—
Purchase of Metastorm Inc., net of cash acquired	(168,657)	—	—
Purchase of Streamserve Inc., net of cash acquired	(57,221)	—	—
Purchase of Burntsand Inc., net of cash acquired	—	(8,163)	—
Purchase of Nstein Technologies Inc., net of cash acquired	—	(20,370)	—
Purchase of New Generation Consulting Inc.	(471)	(3,500)	—
Purchase of Vignette Corporation, net of cash acquired	—	(90,600)	—
Purchase of Vizible Corporation	—	—	(850)
Purchase of Captaris Inc., net of cash acquired	—	—	(101,033)
Purchase of eMotion LLC, net of cash acquired	—	(556)	(3,635)
Purchase of a division of Spicer Corporation	—	—	(11,437)
Purchase consideration for prior period acquisitions	(4,577)	(12,843)	(22,794)
Sale (purchase) of marketable securities	518	—	(8,930)
Maturity of short-term investments	—	45,525	—

Net cash used in investing activities	(287,268)	(109,821)	(160,829)
Cash flow from (used in) financing activities:
Excess tax benefits on share-based compensation expense	1,888	1,143	8,631
Proceeds from issuance of Common Shares	11,512	9,971	19,593
Purchase of Treasury Stock	(12,499)	(14,000)	—
Repayment of long-term debt	(3,575)	(3,485)	(3,426)
Debt issuance costs	(29)	(1,024)	—

Net cash provided by (used in) financing activities	(2,703)	(7,395)	24,798
Foreign exchange gain (loss) on cash held in foreign currencies	24,698	(12,602)	(19,236)
Increase (decrease) in cash and cash equivalents during the year	(42,052)	50,373	20,903
Cash and cash equivalents at beginning of the year	326,192	275,819	254,916

Cash and cash equivalents at end of the year	$284,140	$326,192	$275,819

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consideration

The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “OpenText” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of StreamServe Inc. (StreamServe), with effect from October 27, 2010, Metastorm Inc. (Metastorm), with effect from February 18, 2011, and weComm Limited (weComm), with effect from March 15, 2011(see note 17).

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

Reclassifications

During the quarter ended September 30, 2010 a purchase price adjustment was made to the acquisition of Burntsand Inc., acquired on May 27, 2010, which resulted in the fair value of the net assets acquired exceeding the purchase price. In accordance with Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805), negative goodwill was recognized upon the acquisition of the business. For more details on this purchase price adjustment, see note 17. As a result of this purchase price adjustment, the opening retained earnings and certain balance sheet amounts presented in this Annual Report on Form 10-K have been retroactively adjusted, in accordance with ASC Topic 805, from those published in our Annual Report on Form 10-K for the year ended June 30, 2010.

Cash and cash equivalents

Cash and cash equivalents include investments that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.

Capital assets

Capital assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated capital assets are retired from the balance sheet when they are no longer in use. The following represents the estimated useful lives of capital assets:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 years
Computer software	3 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years

Business combinations

In Fiscal 2010, we adopted ASC Topic 805 which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

As a result of adopting the revised accounting guidance in accordance with ASC Topic 805 as of the beginning of Fiscal 2010, certain of our policies differ when accounting for acquisitions in Fiscal 2010 and future periods in comparison to the accounting for acquisitions in Fiscal 2010 and prior periods, including:

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

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

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

The carrying amounts of goodwill and other intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions. For Fiscal 2010 and earlier years, we allocated goodwill to reporting units on a geographical basis comprising of three reporting units: North America, Europe and “Other”; “Other” primarily consists of Australia, Brazil, Japan, Singapore and the United Arab Emirates. During Fiscal 2011, pursuant to an internal reorganization of subsidiaries to consolidate our intellectual property we moved to a single reporting unit for the purposes of allocation of goodwill. The primary valuation method selected was the market approach.

Our annual impairment analysis of goodwill was performed as of April 1, 2011. This analysis indicated that the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2011 (no impairments were recorded for Fiscal 2010 and Fiscal 2009).

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

We have not recorded any impairment charges for long-lived assets during Fiscal 2011 and Fiscal 2009, and during Fiscal 2010 we recorded an impairment charge to intangible assets of $0.3 million. See note 16 for further details.

Derivative Financial Instruments

During Fiscal 2011, we used derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC Topic 815 also requires that changes in our derivatives financial instruments’ fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying consolidated balance sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our consolidated statement of income.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2011 and 2010.

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

Revenue recognition

a) License revenues

We recognize revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition” (ASC Topic 985-605).

We record product revenues from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. We use the residual method to recognize revenues on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenues related to the undelivered element is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element.

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

If VSOE of fair value does not exist for all undelivered elements, all revenues are deferred until sufficient evidence exists or all elements have been delivered.

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

b) Service revenues

Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services is recognized at the time such services are rendered as the time is incurred by us.

We also enter into contracts that are primarily fixed fee arrangements wherein the services are not essential to the functionality of a software element. In such cases, the proportional performance method is applied to recognize revenues.

Revenues from training and integration services are recognized in the period in which these services are performed.

c) Customer support revenues

Customer support revenues consist of revenues derived from contracts to provide PCS to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

Deferred revenues

Deferred revenues primarily relates to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months after the signing of the agreement.

Long-term sales contracts

We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35), after evaluating for separation of any non-ASC Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25).

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

We recognize revenues relating to sales through resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenues to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

We recognize revenues relating to sales through channel partners in the reporting period in which we receive evidence, from the channel partner, of end user sales (collectively, the documentation) and all other revenue recognition criteria have been met. As a result, if the documentation is not received within a given reporting period we recognize the revenues in a period subsequent to the period in which the channel partner completes the sale to the end user.

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

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 14 for more details).

Foreign currency translation

Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders’ equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the consolidated statements of income under the line item “Other income (expense)” (For details see note 21).

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

The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (See note 16 for more details).

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

Share-based payment

We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (ASC Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (See note 12 for more details).

Accounting for Pensions, post-retirement and post-employment benefits

Pension expense is accounted for in accordance with ASC Topic 715, “Compensation—Retirement Benefits” (ASC Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders’ equity”), respectively, on the balance sheet (See note 10 for more details).

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of Fiscal 2013 and will be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). ASU 2011-04 is effective for us in our third quarter of Fiscal 2012 and we and do not believe these provisions will have a material impact on our consolidated financial statements.

Pro Forma Information for Business Combinations

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in Fiscal 2012 and will be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in Fiscal 2012 and do not believe that the adoption of ASU 2010-29 will have a material impact on our consolidated financial statements.

Goodwill Impairment Test

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in Fiscal 2012 and impairment, if any, to be recorded upon adoption of ASU 2010-28 will be recognized as an adjustment to our beginning retained earnings. We do not believe that the adoption of ASU 2010-28 will have a material impact on our consolidated financial statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2008	3,974
Bad debt expense for the year	4,562
Write-off /adjustments	(4,328)

Balance of allowance for doubtful accounts as of June 30, 2009	4,208
Bad debt expense for the year	4,683
Write-off /adjustments	(4,023)

Balance of allowance for doubtful accounts as of June 30, 2010	4,868
Bad debt expense for the year	2,602
Write-off /adjustments	(2,046)

Balance of allowance for doubtful accounts as of June 30, 2011	$5,424

Included in accounts receivable are unbilled receivables in the amount of $12.6 million as of June 30, 2011 (June 30, 2010 – $11.7 million).

NOTE 4—CAPITAL ASSETS

	As of June 30, 2011
	Cost**	Accumulated Depreciation**	Net
Furniture and fixtures	$7,421	$2,667	$4,754
Office equipment	1,214	657	557
Computer hardware	43,961	30,191	13,770
Computer software	9,668	3,858	5,810
Leasehold improvements	26,483	9,599	16,884
Buildings*	38,648	2,598	36,050

	$127,395	$49,570	$77,825

	As of June 30, 2010
	Cost**	Accumulated Depreciation**	Net
Furniture and fixtures	$6,110	$1,707	$4,403
Office equipment	1,107	195	912
Computer hardware	48,088	32,686	15,402
Computer software	10,315	3,118	7,197
Leasehold improvements	15,526	5,417	10,109
Buildings*	18,399	2,136	16,263

	$99,545	$45,259	$54,286

*	As of June 30, 2011, included in the cost of buildings is an amount of $20.6 million (June 30, 2010—$0.4 million) that relates to the construction of a new building in Waterloo, Ontario, Canada. Construction of the building is in progress and therefore depreciation will commence only when the construction is completed and the asset is put into use in and around the first quarter of Fiscal 2012.
**	Excludes the original cost and accumulated depreciation of fully-depreciated assets.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2009:

Balance, June 30, 2009	576,111
Acquisition of New Generation Consulting Inc. (note 17)	3,062
Acquisition of Nstein Technologies Inc. (note 17)	3,282
Acquisition of Vignette Corporation (note 17)	109,956
Adjustments relating to prior acquisitions	(751)
Adjustments on account of foreign exchange	(25,605)

Balance, June 30, 2010	666,055
Acquisition of StreamServe Inc. (note 17)	39,028
Acquisition of Metastorm Inc. (note 17)	110,502
Acquisition of weComm Limited (note 17)	16,746
Adjustments on account of foreign exchange*	150

Balance, June 30, 2011	$832,481

*	The reduction in foreign exchange adjustments in Fiscal 2011 is on account of the internal reorganization of our international subsidiaries (See note 13).

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2009	173,547	141,501	315,048
Acquisition of Burntsand Inc.(note 17)	—	753	753
Acquisition of New Generation Consulting Inc.(note 17)	—	440	440
Acquisition of Nstein Technologies Inc. (note 17)	17,310	2,919	20,229
Acquisition of Vignette Corporation (note 17)	68,200	22,700	90,900
Amortization expense	(60,472)	(35,940)	(96,412)
Impairment of intangible assets (note 16)	(281)	—	(281)
Foreign exchange and other impacts	(308)	(2,176)	(2,484)

Net book value, June 30, 2010	197,996	130,197	328,193
Acquisition of weComm Limited (note 17)	5,000	300	5,300
Acquisition of Metastorm Inc. (note 17)	40,700	34,300	75,000
Acquisition of StreamServe Inc. (note 17)	27,300	15,400	42,700
Amortization expense	(68,048)	(38,966)	(107,014)
Foreign exchange and other impacts	682	134	816

Net book value, June 30, 2011	$203,630	$141,365	$344,995

The weighted average amortization period for acquired technology and customer intangible assets is approximately 6 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2012	$117,204
2013	113,937
2014	55,353
2015	31,557
2016 and beyond	26,944

Total	$344,995

NOTE 7—OTHER ASSETS

	As of June 30, 2011	As of June 30, 2010
Debt issuance costs	$3,032	$4,362
Deposits and restricted cash	10,379	8,486
Long-term prepaid expenses and other long-term assets	5,948	3,858
Miscellaneous other assets	—	190

	$19,359	$16,896

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the life of the loan (see note 11). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.

NOTE 8—DEFERRED CHARGES AND CREDITS

Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of 6 years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2011	As of June 30, 2010
Accounts payable—trade	$10,772	$12,247
Accrued salaries and commissions	45,630	34,062
Accrued liabilities	60,060	53,844
Amounts payable in respect of restructuring and other special charges (note 16)	6,504	11,498
Accruals relating to acquisitions	1,042	4,417
Asset retirement obligations	2,241	3,536

	$126,249	$119,604

Long-term accrued liabilities

	As of June 30, 2011	As of June 30, 2010
Amounts payable in respect of restructuring and other special charges (note 16)	$652	$582
Accruals relating to acquisitions	2,301	2,514
Other accrued liabilities	6,950	9,982
Asset retirement obligations	3,824	2,677

	$13,727	$15,755

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805), we have accrued for costs relating to abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015. As of June 30, 2011, the remaining balance of our acquisition accruals is $3.3 million (June 30, 2010—$6.9 million).

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of June 30, 2011, the present value of this obligation was $6.1 million (June 30, 2010—$6.2 million), with an undiscounted value of $6.5 million (June 30, 2010—$6.8 million).

NOTE 10—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

CDT Defined Benefit Plan and CDT Long-term Employee Benefit Obligations:

On November 1, 2008, the following unfunded defined benefit pension plan and long-term employee benefit obligations were acquired, relating to legacy Captaris employees of a wholly owned subsidiary of Captaris called Captaris Document Technologies GmbH (CDT). As of June 30, 2011 and June 30, 2010, the balances relating to these obligations were as follows:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,231	$489	$17,742
CDT Anniversary plan	550	57	493
CDT early retirement plan	234	—	234

Total as of June 30, 2011	$19,015	$546	$18,469

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$15,507	$405	$15,102
CDT Anniversary plan	524	89	435
CDT early retirement plan	351	—	351

Total as of June 30, 2010	$16,382	$494	$15,888

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of June 30, 2011	As of June 30, 2010
Benefit obligation—beginning	$15,507	$14,828
Service cost	350	403
Interest cost	868	862
Benefits paid	(423)	(340)
Curtailment gain	—	(308)*
Actuarial (gain) loss	(688)	2,064
Foreign exchange (gain) loss	2,617	(2,002)

Benefit obligation—ending	18,231	15,507
Less: current portion	(489)	(405)

Noncurrent portion of benefit obligation	$17,742	$15,102

*	Includes portion charged to the purchase price adjustment in accordance with ASC Topic 715, paragraph 30-15.

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Year ended June 30, 2011	Year ended June 30, 2010
Pension expense:
Service cost	$350	$403
Interest cost	868	862
Curtailment gain	—	(403)

Net pension expense	$1,218	$862

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan benefit obligations as of June 30, 2011 and June 30, 2010, respectively, we used the following weighted-average key assumptions:

	June 30, 2011	June 30, 2010
Assumptions:
Salary increases	2.25%	2.25%
Pension increases	1.50%	1.50%
Discount rate	5.25%	5.00%

Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	0.00%	0.00%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2012	$489
2013	542
2014	602
2015	682
2016	751
2017 to 2021	4,947

Total	$8,013

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.6 million for the Anniversary plan and $0.2 million for the early retirement plan as of June 30, 2011 ($0.5 million and $0.4 million, respectively, as of June 30, 2010).

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

IXOS AG Defined Benefit Plans

Included within “Pension liability” are net pension liabilities of $9,000 (June 30, 2010 –net pension assets of $0.2 million included under “Other Assets”) relating to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively . The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets. The fair value of our total plan assets under the IXOS pension plans, as of June 30, 2011, is $4.0 million (June 30, 2010 – $3.3 million). The fair value of our total pension obligation under the IXOS pension plans as of June 30, 2011 is $4.0 million (June 30, 2010 – $3.1 million).

NOTE 11—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of June 30, 2011	As of June 30, 2010
Long-term debt
Term loan	$285,026	$288,019
Mortgage	12,552	12,493

	297,578	300,512
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Mortgage	12,552	12,493

	15,545	15,486

Long-term portion of long-term debt	$282,033	$285,026

Term loan and Revolver

On October 2, 2006, we entered into a $465.0 million credit agreement (the credit agreement) with a Canadian chartered bank (the bank) consisting of a $390.0 million term loan facility (the term loan) and a $75.0 million committed revolving long-term credit facility (the revolver). The term loan was used to finance a portion of our acquisition of Hummingbird Ltd., (a company we acquired in October 2006). We have not drawn down any amounts under the revolver as of June 30, 2011. However, on July 7, 2011, we borrowed $73.5 million on the revolver (please refer to note 24 “Subsequent Events” for more details). The credit agreement is guaranteed by the Company and certain of our subsidiaries.

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

For the year ended June 30, 2011, we recorded interest expense of $7.3 million (June 30, 2010-$7.4 million and June 30, 2009- $11.2 million) relating to the term loan.

Revolver

The revolver has a five-year term and expires on October 2, 2011. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio. There were no borrowings outstanding under the revolver as of June 30, 2011. However, on July 7, 2011, we borrowed $73.5 million on the revolver (please refer to note 24 for more details).

For the year ended June 30, 2011, we recorded an expense of $0.3 million (June 30, 2010 – $0.2 million and June 30, 2009 – $0.2 million), on account of stand-by fees relating to the revolver.

Mortgage

In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended for a total of twelve-months, now maturing on January 1, 2012. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50% (instead of a fixed rate of 5.25% per annum). Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment of Canadian $11.9 million due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada.

As of June 30, 2011, the carrying value of the mortgage was $12.6 million (June 30, 2010—$12.5 million).

As of June 30, 2011, the carrying value of the existing Waterloo building was $15.4 million (June 30, 2010—$15.9 million).

For the year ended June 30, 2011, we recorded interest expense of $0.6 million (June 30, 2010—$0.6 million and June 30, 2009– $0.6 million) relating to the mortgage.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

Treasury Stock

During Fiscal 2011, we repurchased 264,834 OpenText Common Shares, in the amount of $12.5 million for the purpose of future reissuance under our Fiscal 2011 Long Term Incentive Plan (LTIP 4). During Fiscal 2010, we repurchased 307,579 OpenText Common Shares, in the amount of $14.0 million for the purpose of future reissuance under our Fiscal 2010 Long Term Incentive Plan (LTIP 3). No such purchases were made during Fiscal 2009.

As of June 30, 2011 we have not reissued any shares from treasury (June 30, 2010—nil).

Option Plans

A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	2004 Stock Option Plan	Artesia Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	Hummingbird Option Plan	IXOS Stock Option Plan	Vista Stock Option Plan
Date of inception	Jun-98	Oct-04	Sep-04	Jan-03	Jan-04	Oct-06	Mar-04	Sep-04

Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors	Former employees, and consultants of Vista Inc.

Options granted to date	7,914,290	3,200,900	20,000	414,968	51,000	355,675	210,000	43,500

Options exercised to date	(4,504,680)	(1,341,000)	(2,500)	(400,968)	(13,000)	(22,923)	(59,250)	(21,000)

Options cancelled to date	(2,555,110)	(491,125)	(12,500)	(13,500)	(13,000)	(318,919)	(144,750)	(18,375)

Options outstanding	854,500	1,368,775	5,000	500	25,000	13,833	6,000	4,125

Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified

Exercise price range	$10.39 – $31.35	$14.02 – $61.63	$17.99 – $17.99	$13.50 – $13.50	$26.24 – $26.24	$18.36 – $27.75	$26.24 – $26.24	$17.99 – $17.99

Expiration dates	8/14/2011 to 2/3/2016	12/9/2011 to 4/29/2018	9/3/2012 to 9/3/2013	1/28/2013 to 1/28/2013	1/27/2014 to 1/27/2014	10/2/2013 to 10/2/2013	1/27/2014 to 1/27/2014	9/3/2011 to 9/3/2013

The following table summarizes information regarding stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options Outstanding as of June 30, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2011	Weighted Average Exercise Price
$10.39 – $13.50	242,000	1.09	$10.72	242,000	$10.72
$13.50 – $14.94	552,500	1.10	14.08	552,500	14.08
$14.94 – $17.41	230,500	1.12	16.87	230,500	16.87
$17.41 – $24.87	267,377	2.74	20.77	261,127	20.67
$24.87 – $34.50	577,931	3.74	32.01	325,931	31.28
$34.50 – $43.51	334,925	5.32	40.57	58,750	39.99
$43.51 – $61.63	72,500	6.26	54.06	30,500	48.39

$10.39 – $61.63	2,277,733	2.75	$24.51	1,701,308	$19.80

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Year ended June 30,
	2011	2010	2009
Stock options	$3,546	$7,293	$5,032
Restricted stock units (legacy Vignette employees)	124	869	—
Deferred stock units (Directors)	295	127	—
Performance stock units (LTIP 3 and LTIP 4)	7,343	1,476	—

Total share-based compensation expense	$11,308	$9,765	$5,032

Summary of Outstanding Stock Options

As of June 30, 2011, options to purchase an aggregate of 2,277,733 Common Shares were outstanding and 1,331,045 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the year ended June 30, 2011 and 2010 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2010	2,669,142	$23.55
Granted	78,800	51.24
Exercised	(439,071)	22.98
Forfeited or expired	(31,138)	31.75

Outstanding at June 30, 2011	2,277,733	$24.51	2.75	$89,998

Exercisable at June 30, 2011	1,701,308	$19.80	2.06	$75,234

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2009	2,828,989	$20.71
Granted	328,000	41.29
Exercised	(474,444)	18.86
Forfeited or expired	(13,403)	24.61

Outstanding at June 30, 2010	2,669,142	$23.55	3.43	$38,589

Exercisable at June 30, 2010	1,658,391	$18.20	2.75	$32,073

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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Year ended June 30,
	2011	2010	2009
Weighted—average fair value of options granted	$17.89	$14.26	$12.47

Weighted-average assumptions used:
Expected volatility	40%	39%	42%
Risk-free interest rate	1.7%	2.2%	2.9%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.3	4.3	4.4
Forfeiture rate (based on historical rates)	5%	5%	5%

As of June 30, 2011, the total compensation cost related to the unvested stock awards not yet recognized was $5.2 million, which will be recognized over a weighted average period of approximately 2 years.

No cash was used by us to settle equity instruments granted under share-based compensation arrangements.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the year ended June 30, 2011, cash in the amount of $10.1 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2011 from the exercise of options eligible for a tax deduction was $2.8 million.

For the year ended June 30, 2010, cash in the amount of $8.9 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2010 from the exercise of options eligible for a tax deduction was $1.9 million.

For the year ended June 30, 2009, cash in the amount of $18.7 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2009 from the exercise of options eligible for a tax deduction was $8.6 million.

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the year ended June 30, 2011, we granted 6,606 deferred stock units (DSUs) to certain nonemployee directors (June 30, 2010 – 4,299, June 30, 2009 – nil). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.

On October 29, 2010, we granted 264,834 performance stock units (PSUs) under the Fiscal 2011 Long Term Incentive Plan (LTIP 4). We did not grant any other PSUs under LTIP 4 or the Fiscal 2010 Long Term Incentive Plan (LTIP 3) during Fiscal 2011. During the year ended June 30, 2010, we granted 307,579 PSUs under LTIP 3. Awards achieved under the LTIP 3 and LTIP 4 will be settled over the three year period ending June 30, 2012 and June 30, 2013, respectively.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 574,767 OpenText restricted stock awards (RSAs) to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009, and a portion has been allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

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

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 have been settled in cash in the aggregate amount of $14.4 million.

Grants made in Fiscal 2009 under the LTIP (LTIP 2) took effect in Fiscal 2009 starting on July 1, 2008. Awards under LTIP 2 equals to 100% of the target. We will settle LTIP 2 awards in cash.

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

Consistent with the provisions of ASC Topic 718, we have measured the fair value of the liability under LTIP 2 as of June 30, 2011 and recorded an expense relating to such liability to compensation cost in the amount of $5.6 million for the year ended June 30, 2011 (June 30, 2010—$14.2 million, inclusive of the compensation costs under LTIPs 1 and 2; June 30, 2009—$3.9 million inclusive of compensation costs under LTIP 1 only). The outstanding liability under LTIP 2 as of June 30, 2011 was $10.9 million (June 30, 2010—$15.4 million—inclusive of the liability under LTIPs 1 and 2).

PSUs granted under the LTIP equity plans (LTIPs 3 and 4) have been measured at fair value as of the effective date, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the year ended June 30, 2011, $7.3 million, has been charged to share-based compensation expense on account of the LTIP equity plans (June 30, 2010—$1.5 million on account of LTIP 3 only).

NOTE 13—INCOME TAXES

We operate in several tax jurisdictions. Our income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions which are subject to a wide range of income tax rates.

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2011	2010	2009
Domestic income	$6,686	$45,954	$28,493
Foreign income	125,986	44,569	52,284

Income before income taxes	$132,672	$90,523	$80,777

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2011	2010	2009
Current income taxes:
Domestic	$3,340	$2,649	$5,450
Foreign	23,908	22,881	28,252

	27,248	25,530	33,702

Deferred income taxes (recoveries):
Domestic	1,351	16,001	(60)
Foreign	(19,130)	(40,220)	(9,854)

	(17,779)	(24,219)	(9,914)

Provision for income taxes	$9,469	$1,311	$23,788

A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2011	2010	2009
Expected statutory rate	29.25%	32.50%	33.25%
Expected provision for income taxes	$38,807	$29,420	$26,858
Effect of permanent differences	2,590	(2,669)	(4,850)
Effect of foreign tax rate differences	(10,258)	(8,275)	(7,296)
Effect of change in tax rates	2,001	(6,768)	(1,540)
Change in valuation allowance	(4,840)	814	6,823
Difference in tax filings from provision	(3,344)	1,590	177
Amortization of deferred charges	8,535	—	—
Withholding taxes and other items	(7,297)	8,401	3,616
Impact of internal reorganization of subsidiaries and integration of acquisitions	(16,725)	(21,202)	—

	$9,469	$1,311	$23,788

As a result of an internal reorganization of our international subsidiaries and current year acquisitions, we recorded a tax recovery of $16.7 million during Fiscal 2011. This initiative was undertaken to consolidate our intellectual property within certain jurisdictions and to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction.

We have approximately $44.4 million of domestic non-capital loss carryforwards. In addition, we have $177.9 million of foreign non-capital loss carryforwards of which $137.6 million have no expiry date. The remainder of the foreign losses expires between 2012 and 2030. In addition, investment tax credits of $32.2 million will expire between 2012 and 2030.

The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2011	2010
Deferred tax assets
Non-capital loss carryforwards	$68,870	$63,589
Capital loss carryforwards	2,832	—
Undeducted scientific research and development expenses	8,615	7,859
Depreciation and amortization	11,895	15,510
Restructuring costs and other reserves	8,112	10,690
Other	22,373	22,923

Total deferred tax asset	122,697	120,571
Valuation allowance	(40,955)	(56,448)

Deferred tax liabilities
Scientific research and development tax credits	(6,304)	(8,252)
Deferred credits	(906)	(861)
Acquired intangibles	(33,029)	(11,028)
Intercompany debt reserve	—	(22,418)
Other	(15,058)	(12,745)

Deferred tax liabilities	(55,297)	(55,304)

Net deferred tax asset (liability)	$26,445	$8,819

Comprised of:
Current assets	$27,861	$20,242
Long-term assets	42,737	30,420
Current liabilities	(624)	(28,384)
Long-term liabilities	(43,529)	(13,459)

	$26,445	$8,819

We believe that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText.

The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2009	91,353
Increases on account of current year positions	540
Increases on account of prior year positions*	22,429
Decreases due to settlements with tax authorities	(671)
Decreases due to lapses of statutes of limitations	(6,153)

Unrecognized tax benefits as of July 1, 2010	107,498
Increases on account of current year positions	11,601
Increases on account of prior year positions*	21,661
Decreases due to settlements with tax authorities	(2,500)
Decreases due to lapses of statutes of limitations	(5,368)

Unrecognized tax benefits as of June 30, 2011	$132,892

*	Included in these balances as of June 30, 2011, are acquired balances of $12.3 million, relating to the acquisition of StreamServe and $4.5 million relating to the acquisition of Metastorm.

Included in the above tabular reconciliation are unrecognized tax benefits of $20.9 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $112.0 million as of June 30, 2011 ($65.4 million as of June 30, 2010).

Upon adoption of ASC Topic 740-10 “Income Taxes” (ASC Topic 740-10), we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Consolidated Statements of Income. For the year ended June 30, 2011, we recognized interest in the amount of $3.0 million (June 30, 2010 – $1.4 million, June 30, 2009 – $1.0 million) and penalties reversed in the amount of $0.4 million (June 30, 2010 penalties recognized- $1.1 million, June 30, 2009 penalties recognized – $0.2 million). The amount of interest and penalties accrued as of June 30, 2011 was $10.3 million ($6.8 million as of June 30, 2010) and $15.8 million ($12.0 million as of June 30, 2010), respectively. Included in these balances as of June 30, 2011, are accrued interest and penalties of $nil and $3.5 million, respectively, relating to the acquisition of StreamServe (see note 17).

We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2011 could increase tax expense in the next 12 months by $0.2 million (June 30, 2010, increased by $4.0 million), relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2011:

		Fair Market Measurements using:
	June 30, 2011	Quoted prices in active markets for identical assets		Significant other observable inputs	Significant unobservable inputs
		(Level 1)		(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument assets (note 15)	$1,802	$	n/a	$1,802	$	n/a

	$1,802	$	n/a	$1,802	$	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended June 30, 2011, no indications of impairment were identified and therefore no fair value measurements were required.

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

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with paragraph 815-20-25-84 of ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2011, is recorded within “Prepaid expenses and other current assets”.

As of June 30, 2011, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $16.8 million (June 30, 2010—nil).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended June 30, 2011, were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 14)

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,802

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year ended June 30, 2011		Year ended June 30, 2011		Year ended June 30, 2011
Foreign currency forward contracts	$7,256	Operating expenses	$5,454	N/A	$—

NOTE 16—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans.

	Year ended June 30,
	2011	2010	2009
Fiscal 2011 Restructuring Plan	$8,524	$—	$—
Fiscal 2010 Restructuring Plan (cash liability portion)	4,620	33,799	$—
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	3,164	—
Fiscal 2009 Restructuring Plan	—	2,878	14,211
Acquisition-related costs	2,914	3,248	—
Impairment charges (recoveries) and other impacts	(482)	(1,081)	223

Total special charges (recoveries)	$15,576	$42,008	$14,434

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

Total costs to be incurred in conjunction with the Fiscal 2011 restructuring plan, exclusive of other costs, are expected to be approximately $10.0 million. As of June 30, 2011, $8.5 million of costs have been recorded within Special charges.

A reconciliation of the beginning and ending liability for the year ended June 30, 2011 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$—	$—	$—
Accruals and adjustments	6,953	1,571	8,524
Cash payments	(3,346)	(120)	(3,466)
Foreign exchange	(37)	(83)	(120)

Balance as of June 30, 2011	$3,570	$1,368	$4,938

Fiscal 2010 Restructuring Plan (cash liability portion)

In the first quarter of Fiscal 2010, we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2010 restructuring plan). These charges relate to workforce reductions and other miscellaneous direct costs. The provision related to workforce reduction and facility costs is expected to be paid by July 2012. On a quarterly basis, we will conduct an evaluation of the remaining balances relating to workforce reductions and facility costs and revise our assumptions and estimates as appropriate.

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan, exclusive of other costs, were expected to be approximately $40.0 million. As of June 30, 2011, $41.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the years ended June 30, 2011 and June 30, 2010 are shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952
Accruals and adjustments	2,137	676	1,807	4,620
Cash payments	(9,522)	(1,671)	(1,807)	(13,000)
Foreign exchange	93	164	—	257

Balance as of June 30, 2011	$1,439	$390	$—	$1,829

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2009	$—	$—	$—	$—
Accruals and adjustments	28,875	2,274	2,650	33,799
Cash payments	(20,068)	(1,057)	(2,650)	(23,775)
Noncash draw-downs and foreign exchange	(76)	4	—	(72)

Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952

*	“Other” costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate ownership of our intellectual property within certain jurisdictions and to effect an operational reduction in the number of our global subsidiaries with the goal of having a single operating legal entity in each jurisdiction.

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

A reconciliation of the beginning and ending liability for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 are shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$329	$1,628	$1,957
Accruals and adjustments	—	—	—
Cash payments	(162)	(1,416)	(1,578)
Foreign exchange	(125)	8	(117)

Balance as of June 30, 2011	$42	$220	$262

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2009	$2,718	$2,933	$5,651
Accruals and adjustments	2,158	720	2,878
Cash payments	(4,585)	(2,588)	(7,173)
Noncash draw-downs and foreign exchange	38	563	601

Balance as of June 30, 2010	$329	$1,628	$1,957

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2008	$—	$—	$—
Accruals and adjustments	10,250	3,961	14,211
Cash payments	(7,177)	(1,082)	(8,259)
Foreign exchange and other adjustments	(355)	54	(301)

Balance as of June 30, 2009	$2,718	$2,933	$5,651

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, we implemented restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2006 restructuring plan). The plan has been substantially completed. As of June 30, 2011, the ending liability of the plan is $0.1 million (June 30, 2010 – $0.2 million).

Impairment Charges and Other Impacts

Included within Special charges for the year ended June 30, 2011 is (i) a recovery of $1.0 million relating to a reduction in an asset retirement obligation associated with a leased facility, and (ii) a charge of $0.5 million, relating to a revised sublease assumption on a restructured facility acquired in a prior period.

Included within Special charges for the year ended June 30, 2010 is (i) a charge of $0.4 million relating to the write down of certain prepaid royalties in connection with the discontinuance of certain of our product lines, (ii) a charge of $0.5 million, relating to certain capital assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities, (iii) a charge of $0.3 million relating to an impairment of intangible assets, (iv) a recovery of $0.5 million relating to a reduction in an asset retirement obligation associated with a facility that has been partially vacated, and (v) a recovery of $1.7 million of negative goodwill related to the acquisition of Burntsand Inc. recorded on a retroactive basis. (See note 17 for more details).

NOTE 17—ACQUISITIONS

Fiscal 2011

StreamServe Inc.

On October 27, 2010, we acquired StreamServe, a software company based in Burlington, Massachusetts. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format. The acquisition of StreamServe for $70.5 million in cash adds complementary document output and customer communication management software to our ECM Suite, while enhancing our SAP partnership and extending our reach in the Nordic market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of StreamServe have been consolidated with those of OpenText beginning October 27, 2010.

The following tables summarize the consideration paid for StreamServe and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$70,514

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for year ended June 30, 2011	$1,146

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

The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.4 million. As of June 30, 2011, $0.7 million of this receivable was expected to be uncollectible.

The amount of StreamServe’s revenues and net income included in OpenText’s Consolidated Statements of Income for the year ended June 30, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Loss*
Actual from October 27, 2010 to June 30, 2011	$43,151	$(1,978)

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,053,884	$974,410
Net income**	$118,649	$88,174

*	Included within net loss for the period from October 27, 2010 to June 30, 2011 are $5.4 million of amortization charges relating to the allocated values of intangible assets and $3.7 million of restructuring charges included within Special charges (note 16).
**	Included in pro forma net income for the year ended June 30, 2011 are non-recurring charges in the amount of $3.3 million recorded by StreamServe in connection to acquisition costs incurred by StreamServe and the acceleration of the vesting of StreamServe employee stock options. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Metastorm Inc.

On February 18, 2011, we acquired Metastorm, a software company based in Baltimore, Maryland. Metastorm provides Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution. The acquisition of Metastorm adds complementary technology and expertise that can be used to enhance our ECM solutions portfolio. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Metastorm have been consolidated with those of OpenText beginning February 18, 2011.

The following tables summarize the consideration paid for Metastorm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$182,000

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the year ended June 30, 2011	$1,038

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 18, 2011 are set forth below:

Current assets (inclusive of cash acquired of $13,343)	$37,494
Long-term assets	14,281
Intangible customer assets	34,300
Intangible technology assets	40,700
Total liabilities assumed	(55,277)

Total identifiable net assets	71,498
Goodwill	110,502

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

The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.2 million. As of June 30, 2011, $1.9 million of this receivable was expected to be uncollectible.

The amount of Metastorm’s revenues and net loss included in OpenText’s Condensed Consolidated Statements of Income for year ended June 30, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Loss*
Actual from February 18, 2011 to June 30, 2011	$28,731	$(5,870)

	The year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,086,461	$980,228
Net income**	$114,054	$78,186

*	Included within net loss for the period reported above are $5.1 million of estimated amortization charges relating to the allocated values of intangible assets and $4.4 million of restructuring charges included within Special charges (note 16).
**	Included in pro forma net income for the year ended June 30, 2011 are non-recurring charges in the amount of $0.7 million, recorded by Metastorm in connection with acquisition costs incurred by Metastorm and employee stock based compensations and bonuses. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

weComm Limited

On March 15, 2011, we acquired weComm, a software company based in London, United Kingdom. weComm’s software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets. The acquisition of weComm facilitates our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications more cost-effectively across a multitude of mobile operating systems and devices. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of weComm have been consolidated with those of OpenText beginning March 15, 2011.

The following tables summarize the consideration paid for weComm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the completion date:

Cash consideration paid	$20,461

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the year ended June 30, 2011	$318

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 15, 2011 are set forth below:

Current assets (inclusive of cash acquired of $263)	$954
Long-term assets	328
Intangible customer assets	300
Intangible technology assets	5,000
Total liabilities assumed	(2,867)

Total identifiable net assets	3,715
Goodwill	16,746

$20,461

As set forth in the purchase agreement, $2.1 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement. Subject to certain conditions being met, this consideration will be delivered at the end of 12 months following the completion date of the acquisition.

No portion of the goodwill recorded upon the acquisition of weComm is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $0.19 million. The gross accounts receivable was $0.25 million, of which $0.06 million was expected to be uncollectible.

The amount of weComm’s revenues and net loss included in OpenText’s Condensed Consolidated Statements of Income for the year ended June 30, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Revenues	Net Loss*
Actual from March 15, 2011 to June 30, 2011	$311	$(1,172)

	The year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,035,175	$915,870
Net income	$120,913	$88,425

*	Included within net loss for the period reported above are $0.4 million of estimated amortization charges relating to the allocated values of intangible assets and $0.17 million of restructuring charges included within Special charges (note 16).

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Fiscal 2010

Burntsand Inc.

On May 27, 2010, we acquired Burntsand Inc. (Burntsand), a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as ECM, Collaboration and Service Management. Burntsand was based in Toronto, Ontario, Canada. The acquisition of Burntsand complements and enhances our current service offerings to further strengthen our position in the ECM market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Burntsand have been consolidated with those of OpenText beginning May 27, 2010.

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

$10,792

The final valuation of the fair value assessment of acquired Burntsand’s assets and liabilities, as at May 27, 2010, was concluded in the first quarter of Fiscal 2011. This valuation established an additional $7.2 million in deferred tax assets relating primarily to legacy net operating losses. Taking into account these deferred tax assets, total consideration paid was determined to be in excess of total identifiable net assets by $1.7 million, thereby generating a negative goodwill of $1.7 million at the time of acquisition. As required by ASC Topic 805, this negative goodwill is recorded under Special Charges in the consolidated statement of operations, for the year ended June 30, 2010, on a retroactive basis. In addition, in accordance with ASC Topic 805, the previously recorded amount as of June 30, 2010 for goodwill, short term deferred tax assets, long term deferred tax assets and long term income taxes recoverable have been adjusted in the amounts of $5.5 million, $4.5 million, $3.0 million and ($0.3) million, respectively, as a result of the final valuation.

The fair value of current assets acquired includes accounts receivable with a fair value of $3.3 million. The gross amount receivable was $3.3 million, all of which is expected to be collectible.

The amount of Burntsand’s unaudited pro forma revenues and net income of the combined entity had the acquisition date been consummated as of July 1, 2008, are set forth below:

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$929,033	$808,449
Net income*	$85,055	$56,742

*	Included within net income for the period reported above are the estimated amortization charges relating to the allocated values of intangible assets.

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

The results of operations of Nstein have been consolidated with those of OpenText beginning April 1, 2010.

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

$33,874

The fair value of Common Shares issued as part of the consideration was CAD $48.39 per share, determined based upon the 10 day volume-weighted average price of OpenText’s Common Shares, as traded on the Toronto Stock Exchange, prior to the acquisition date.

The fair value of current assets acquired includes accounts receivable with a fair value of $5.1 million. The gross amount receivable was $6.0 million, of which $0.9 million was expected to be uncollectible.

The amount of Nstein’s unaudited pro forma revenues and net income of the combined entity had the acquisition date been consummated as of July 1, 2008, are set forth below:

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$925,072	$807,636
Net income*	$83,122	$54,066

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

New Generation Consulting Inc.

On April 16, 2010 we acquired certain miscellaneous assets and liabilities from New Generation Consulting Inc., in the amount of $4.0 million. Of this amount, $0.5 million was originally held back as of acquisition date, pending the resolution of certain post closing purchase price adjustments. This amount has been paid in full to the seller in the fourth quarter of Fiscal 2011. Of the total purchase price approximately $3.1 million has been allocated to goodwill, $0.4 million to customer intangible assets and the remainder to certain receivables and liabilities assumed.

Vignette Corporation

On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette, an Austin, Texas based company that provides and develops software used for managing and delivering business content. Pursuant to the terms of the merger agreement, each share of common stock of Vignette (not already owned by OpenText) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one OpenText common share (equivalent to a value of $5.33 as of July 21, 2009). We acquired Vignette to strengthen our ability to offer an expanded portfolio of Enterprise Content Management (ECM) solutions to further consolidate our position as an independent leader in the ECM marketplace. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Vignette have been consolidated with those of OpenText beginning July 22, 2009.

The following tables summarize the consideration paid for Vignette and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Equity consideration paid	$125,223
Cash consideration paid	182,909

Fair value of total consideration transferred	308,132
Vignette shares already owned by OpenText through open market purchases (at fair value)	13,283

$321,415

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2010	$1,931

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 21, 2009, are set forth below:

Current assets (inclusive of cash acquired of $92,309)	$171,616
Long-term assets	17,484
Intangible customer assets	22,700
Intangible technology assets	68,200
Total liabilities assumed	(68,541)

Total identifiable net assets	211,459
Goodwill	109,956

$321,415

The fair value of Common shares issued as part of the consideration was determined based upon the closing price of OpenText’s common shares on NASDAQ on acquisition date.

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

The amount of Vignette’s unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2008, are set forth below. Non-recurring charges of $11.9 million are included in the unaudited pro forma information. These charges relate primarily to one-time business combination and share-based compensation costs incurred by Vignette prior to our acquisition.

	Year ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$918,230	$936,237
Net income*	$71,871	$41,509

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

Fiscal 2009

Vizible Corporation

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

The results of operations of Captaris have been consolidated with those of OpenText beginning November 1, 2008.

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

Proforma financial information (unaudited)

The unaudited proforma financial information in the table below summarizes the combined result of OpenText and Captaris, on a pro forma basis, as though the companies had been combined as of July 1, 2008. This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

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

The results of operations of eMotion have been consolidated with those of OpenText beginning July 3, 2008.

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

The results of operations of Spicer have been consolidated with those of OpenText beginning July 1, 2008.

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

A portion of the goodwill is deductible for tax purposes.

NOTE 18—SEGMENT INFORMATION

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

The following table sets forth the distribution of revenues, determined by location of customer, by significant geographic area, for the periods indicated:

	Year ended June 30,
	2011	2010	2009
Revenues:
Canada	$85,135	$70,968	$53,782
United States	445,511	401,189	338,073
United Kingdom	103,255	97,756	78,575
Germany	124,248	114,011	126,645
Rest of Europe	186,473	161,052	146,164
All other countries	88,681	67,047	42,426

Total revenues	$1,033,303	$912,023	$785,665

The following table sets forth the distribution of long-lived assets, representing capital assets and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2011	As of June 30,* 2010
Long-lived assets:
Canada	$64,602	$48,854
United States	5,015	7,088
United Kingdom	55,141	2,939
Germany	9,086	3,869
Rest of Europe	285,025	316,284
All other countries	3,951	3,445

Total	$422,820	$382,479

*	Includes certain prior period reclassifications on account of an internal re-organization of our subsidiaries on account of the consolidation and the internal reorganization, in Fiscal 2010, of our international subsidiaries.

NOTE 19—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2011— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$313,587	$22,862	$290,725	$—	$—
Operating lease obligations*	149,373	26,211	42,702	31,370	49,090
Purchase obligations	2,601	1,826	773	2	—

	$465,561	$50,899	$334,200	$31,372	$49,090

*	Net of $3.8 million of sublease income to be received from properties which we have subleased to other parties.

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

We have not accrued a liability for guarantees, indemnities or warranties described above in the Consolidated Balance Sheets since no material payments are expected to be made. The maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

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

NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year ended June 30,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,542	$10,701	$15,175
Cash received during the year for interest	$1,203	$1,141	$4,245
Cash paid during the year for income taxes	$29,551	$32,946	$3,591

NOTE 21—OTHER EXPENSE

Included in Other expense for the year ended June 30, 2011, is primarily transactional foreign exchange losses of approximately $6.6 million, (June 30, 2010-foreign exchange losses of $15.4 million and June 30, 2009-foreign exchange losses of $2.3 million) slightly offset by a gain from the sale of marketable securities of $0.5 million (June 30, 2010 and June 30, 2009 – nil).

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

	Year ended June 30,
	2011	2010	2009
Basic earnings per share
Net income	$123,203	$89,212	$56,938

Basic earnings per share	$2.16	$1.59	$1.09

Diluted earnings per share
Net income	$123,203	$89,212	$56,938

Diluted earnings per share	$2.11	$1.55	$1.07

Weighted average number of shares outstanding
Basic	57,077	56,280	52,030
Effect of dilutive securities	1,183	1,105	1,241

Diluted	58,260	57,385	53,271

Excluded as anti-dilutive*	48	577	87

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 23—RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2011, Mr. Stephen Sadler, a director, earned approximately $0.6 million (June 30, 2010—$0.6 million, June 30, 2009—$0.5 million), inclusive of bonus fees aggregating $480,000, in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 24—SUBSEQUENT EVENTS

Global 360 Holding Corp.

On July 13, 2011, we acquired Global 360 Holding Corp. (Global360), a provider of “process and case management” solutions headquartered in Dallas, Texas. The acquisition continues our expansion into the business process management (BPM) market, and adds to our technology, talent, services, partner and geographical strengths, as well as giving the us new capabilities in the field of “dynamic case management”. The purchase consideration for this acquisition is approximately $260 million in cash, subject to customary purchase price and holdback adjustments.

Borrowings on the Revolver

On July 7, 2011, we borrowed $73.5 million on the revolver which was used, partially, towards the acquisition of Global 360 Holding Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: August 15, 2011	By:	/S/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 15, 2011	/S/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/S/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/S/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/S/ JOHN SHACKLETON John Shackleton	Director, President and Chief Executive Officer (Principal Executive Officer)	August 15, 2011

/S/ P. THOMAS JENKINS P. Thomas Jenkins	Director, Executive Chairman and Chief Strategy Officer	August 15, 2011

/S/ RANDY FOWLIE Randy Fowlie	Director	August 15, 2011

/S/ GAIL E. HAMILTON Gail E. Hamilton	Director	August 15, 2011

/S/ BRIAN J. JACKMAN Brian J. Jackman	Director	August 15, 2011

/S/ DEBORAH WEINSTEIN Deborah Weinstein	Director	August 15, 2011

Signature	Title	Date

/S/ STEPHEN J. SADLER Stephen J. Sadler	Director	August 15, 2011

/S/ MICHAEL SLAUNWHITE Michael Slaunwhite	Director	August 15, 2011

/S/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	August 15, 2011