Form 10-Q
period 2011-09-30
OPEN TEXT CORP
filed 2011-10-27
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 20, 2011, there were 57,810,868 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$119,294	$284,140
Accounts receivable trade, net of allowance for doubtful accounts of $6,277 as of September 30, 2011 and $5,424 as of June 30, 2011 (note 3)	143,837	154,568
Income taxes recoverable (note 13)	17,183	18,911
Prepaid expenses and other current assets	34,987	29,678
Deferred tax assets (note 13)	29,405	27,861

Total current assets	344,706	515,158
Capital assets (note 4)	84,590	77,825
Goodwill (note 5)	1,038,571	832,481
Acquired intangible assets (note 6)	414,281	344,995
Deferred tax assets (note 13)	29,401	42,737
Other assets (note 7)	19,408	19,359
Deferred charges (note 8)	61,022	54,989
Long-term income taxes recoverable (note 13)	41,161	44,819

Total assets	$2,033,140	$1,932,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$138,005	$126,249
Current portion of long-term debt (note 10)	63,388	15,545
Deferred revenues	249,097	254,531
Income taxes payable (note 13)	19,157	18,424
Deferred tax liabilities (note 13)	1,991	624

Total current liabilities	471,638	415,373
Long-term liabilities:
Accrued liabilities (note 9)	13,834	13,727
Deferred credits (note 8)	6,538	6,878
Pension liability (note 11)	18,171	18,478
Long-term debt (note 10)	281,285	282,033
Deferred revenues	12,240	11,466
Long-term income taxes payable (note 13)	103,310	101,434
Deferred tax liabilities (note 13)	54,850	43,529

Total long-term liabilities	490,228	477,545
Shareholders’ equity:
Share capital (note 12)
57,790,868 and 57,301,812 Common Shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively; Authorized Common Shares: unlimited	622,337	614,279
Additional paid-in capital	79,454	74,301
Accumulated other comprehensive income	44,102	60,470
Retained earnings	351,880	316,894
Treasury stock, at cost (572,413 shares at September 30, 2011 and June 30, 2011, respectively)	(26,499)	(26,499)

Total shareholders’ equity	1,071,274	1,039,445

Total liabilities and shareholders’ equity	$2,033,140	$1,932,363

Guarantees and contingencies (note 18)

Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Three months ended September 30,
	2011	2010
Revenues:
License	$65,028	$42,646
Customer support	161,997	129,757
Service and other	61,021	45,002

Total revenues	288,046	217,405

Cost of revenues:
License	3,998	3,502
Customer support	26,269	19,356
Service and other	50,351	35,113
Amortization of acquired technology-based intangible assets (note 6)	20,790	15,427

Total cost of revenues	101,408	73,398

Gross profit	186,638	144,007

Operating expenses:
Research and development	43,458	30,963
Sales and marketing	64,880	44,180
General and administrative	25,761	19,810
Depreciation	5,258	4,875
Amortization of acquired customer-based intangible assets (note 6)	13,041	8,801
Special charges (note 16)	7,105	3,195

Total operating expenses	159,503	111,824

Income from operations	27,135	32,183

Other income, net	9,274	2,480
Interest expense, net	(4,348)	(4,135)

Income before income taxes	32,061	30,528
Provision for (recovery of) income taxes (note 13)	(2,925)	8,857

Net income for the period	$34,986	$21,671

Net income per share—basic (note 20)	$0.61	$0.38

Net income per share—diluted (note 20)	$0.60	$0.37

Weighted average number of Common Shares outstanding—basic	57,412	56,883

Weighted average number of Common Shares outstanding—diluted	58,599	57,922

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2011	2010
Retained earnings, beginning of period	$316,894	$193,691
Net income	34,986	21,671

Retained earnings, end of period	$351,880	$215,362

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Three months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income for the period	$34,986	$21,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	39,089	29,103
Share-based compensation expense	4,844	2,600
Excess tax benefits on share-based compensation expense	(332)	(432)
Pension expense	137	123
Amortization of debt issuance costs	330	333
Loss on sale and write down of capital assets	169	—
Deferred taxes	(14,849)	(181)
Impairment and other non cash charges	(1,355)	—
Changes in operating assets and liabilities:
Accounts receivable	21,654	27,878
Prepaid expenses and other current assets	5,842	(2,528)
Income taxes	17,696	32,862
Deferred charges and credits	(9,046)	(27,725)
Accounts payable and accrued liabilities	(21,407)	(25,991)
Deferred revenue	(32,998)	(7,234)
Other assets	588	(1,545)

Net cash provided by operating activities	45,348	48,934
Cash flows from investing activities:
Additions of capital assets-net	(7,902)	(6,943)
Purchase of Operitel Corporation, net of cash acquired	(6,260)	—
Purchase of Global 360 Holding Corp., net of cash acquired	(247,711)	—
Purchase consideration for prior period acquisitions	(274)	(1,406)
Investments in marketable securities	—	(668)

Net cash used in investing activities	(262,147)	(9,017)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	332	432
Proceeds from issuance of Common Shares	7,837	3,246
Proceeds from long-term debt	48,500	—
Repayment of long-term debt	(916)	(878)

Net cash provided by financing activities	55,753	2,800
Foreign exchange gain (loss) on cash held in foreign currencies	(3,800)	15,783
Increase (decrease) in cash and cash equivalents during the period	(164,846)	58,500
Cash and cash equivalents at beginning of the period	284,140	326,192

Cash and cash equivalents at end of the period	$119,294	$384,692

Supplementary cash flow disclosures (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2011

(Tabular amounts in thousands, except share and per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Operitel Corporation (Operitel), with effect from September 1, 2011 and Global 360 Holding Corp. (Global 360), with effect from July 13, 2011 (see note 17).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) the realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.

Comprehensive income

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended September 30,
	2011	2010
Net income for the period	$34,986	$21,671
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	(10,618)	5,977
Unrealized gain on marketable securities	—	44
Unrealized gain (loss) on cash flow hedges	(5,202)	1,570
Actuarial gain (loss) relating to defined benefit pension plans	(548)	—

Comprehensive income for the period	$18,618	$29,262

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to

require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of the fiscal year ending June 30, 2013 (Fiscal 2013) and will be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in note 14 below). ASU 2011-04 is effective for us in our third quarter of the fiscal year ending June 30, 2012 (Fiscal 2012) and we do not believe these provisions will have a material impact on our consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements. We do not expect the adoption of ASU 2011-08 to materially impact the carrying value of our recorded goodwill.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2011	5,424
Bad debt expense for the period	1,065
Write-off /adjustments	(212)

Balance of allowance for doubtful accounts as of September 30, 2011	$6,277

NOTE 4—CAPITAL ASSETS

	As of September 30, 2011
	Cost**	Accumulated Depreciation**	Net
Furniture and fixtures	$9,856	$2,888	$6,968
Office equipment	1,094	684	410
Computer hardware	49,640	33,700	15,940
Computer software	10,507	4,999	5,508
Leasehold improvements	27,122	10,636	16,486
Buildings*	42,028	2,750	39,278

	$140,247	$55,657	$84,590

	As of June 30, 2011
	Cost**	Accumulated Depreciation**	Net
Furniture and fixtures	$7,421	$2,667	$4,754
Office equipment	1,214	657	557
Computer hardware	43,961	30,191	13,770
Computer software	9,668	3,858	5,810
Leasehold improvements	26,483	9,599	16,884
Buildings*	38,648	2,598	36,050

	$127,395	$49,570	$77,825

*	As of September 30, 2011, the construction of our new building in Waterloo, Ontario, Canada was completed and was put into use at the beginning of September, 2011. The total cost of this building was $24.0 million and $0.05 million of related accumulated depreciation was recorded during the quarter. (As of June 30, 2011—$20.6 million for the new building was included in the cost).
**	Excludes the original cost and accumulated depreciation of fully-depreciated assets, and assets that are no longer in use.

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2011:

Balance, June 30, 2011	$832,481
Acquisition of Operitel (note 17)	4,093
Acquisition of Global 360 (note 17)	202,572
Adjustments on account of foreign exchange	(575)

Balance, September 30, 2011	$1,038,571

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2011	$203,630	$141,365	$344,995
Acquisition of Operitel (note 17)	2,761	1,840	4,601
Acquisition of Global 360 (note 17)	40,600	58,100	98,700
Amortization expense	(20,790)	(13,041)	(33,831)
Foreign exchange and other impacts	(93)	(91)	(184)

Net book value, September 30, 2011	$226,108	$188,173	$414,281

The weighted average amortization period for acquired technology and customer intangible assets is approximately 5 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2012 (nine months ended June 30)	$103,810
2013	135,176
2014	76,594
2015	52,808
2016 and beyond	45,893

Total	$414,281

NOTE 7—OTHER ASSETS

	As of September 30, 2011	As of June 30, 2011
Debt issuance costs	$2,702	$3,032
Deposits and restricted cash	10,666	10,379
Long-term prepaid expenses and other long-term assets	6,040	5,948

	$19,408	$19,359

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the term of the loan (see note 10). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.

NOTE 8—DEFERRED CHARGES AND CREDITS

Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of 6 years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2011	As of June 30, 2011
Accounts payable—trade	$12,016	$10,772
Accrued salaries and commissions	43,830	45,630
Accrued liabilities	72,215	60,060
Amounts payable in respect of restructuring and other special charges (note 16)	7,656	6,504
Accruals relating to acquisitions	1,018	1,042
Asset retirement obligations	1,270	2,241

	$138,005	$126,249

Long-term accrued liabilities

	As of September 30, 2011	As of June 30, 2011
Amounts payable in respect of restructuring and other special charges (note 16)	$526	$652
Accruals relating to acquisitions	1,577	2,301
Other accrued liabilities	8,031	6,950
Asset retirement obligations	3,700	3,824

	$13,834	$13,727

Accruals relating to acquisitions

In relation to our acquisitions made before July 1, 2009, the date on which we adopted Accounting Standards Codification (ASC) Topic 805 “Business Combinations” (ASC Topic 805), we have accrued for costs relating to abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015. As of September 30, 2011, the remaining balance of our acquisition accruals is $2.6 million (June 30, 2011—$3.3 million).

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of September 30, 2011, the present value of this obligation was $5.0 million (June 30, 2011—$6.1 million), with an undiscounted value of $5.5 million (June 30, 2011—$6.5 million).

NOTE 10—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of September 30, 2011	As of June 30, 2011
Long-term debt
Term loan	$284,278	$285,026
Revolver	48,500	—
Mortgage	11,895	12,552

	344,673	297,578
Less:
Current portion of long-term debt
Term loan	2,993	2,993
Revolver	48,500	—
Mortgage	11,895	12,552

	63,388	15,545

Long-term portion of long-term debt	$281,285	$282,033

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

For the three months ended September 30, 2011, we recorded interest expense of $1.8 million relating to the term loan (three months ended September 30, 2010—$1.9 million).

Revolver

Prior to September 29, 2011, the revolver had a five-year term and expired on October 2, 2011. However, on September 29, 2011, we extended the revolver for 60 days without change to any of the previous terms except that the amount available to borrow under the revolver was changed to $50.0 million from $75.0 million. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio.

As of September 30, 2011, we have a net borrowed amount outstanding of $48.5 million on the revolver.

For the three months ended September 30, 2011, we recorded an interest expense of $0.6 million relating to borrowings outstanding on the revolver (three months ended September 30, 2010—nil). During this period we also recorded an expense of $0.06 million on account of stand-by fees relating to the revolver (three months ended September 30, 2010—$0.06 million).

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

As of September 30, 2011, the carrying value of the mortgage was $11.9 million (June 30, 2011—$12.6 million).

As of September 30, 2011, the carrying value of the Waterloo building that is securing the mortgage was $15.3 million (June 30, 2011—$15.4 million).

For the three months ended September 30, 2011, we recorded interest expense of $0.1 million relating to the mortgage (three months ended September 30, 2010—$0.2 million).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and IXOS AG (IXOS) as of September 30, 2011 and June 30, 2011:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,045	$484	$17,561
CDT Anniversary plan	492	78	414
CDT early retirement plan	182	—	182
IXOS defined benefit plan	14	—	14

Total as of September 30, 2011	$18,733	$562	$18,171

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,231	$489	$17,742
CDT Anniversary plan	550	57	493
CDT early retirement plan	234	—	234
IXOS defined benefit plan	9	—	9

Total as of June 30, 2011	$19,024	$546	$18,478

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of September 30, 2011	As of June 30, 2011
Benefit obligation—beginning of period	$18,231	$15,507
Service cost	85	350
Interest cost	227	868
Benefits paid	(108)	(423)
Actuarial (gain) loss	550	(688)
Foreign exchange (gain) loss	(940)	2,617

Benefit obligation—end of period	18,045	18,231
Less: current portion	(484)	(489)

Noncurrent portion of benefit obligation	$17,561	$17,742

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three months ended September 30,
	2011	2010
Pension expense:
Service cost	$85	$86
Interest cost	227	214

Net pension expense	$312	$300

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan benefit obligations as of September 30, 2011 and June 30, 2011, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2011	As of June 30, 2011
Assumptions:
Salary increases	2.25%	2.25%
Pension increases	1.75%	1.50%
Discount rate	5.20%	5.25%

Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	0.00%	0.00%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2012 (nine months ended June 30)	$467
2013	535
2014	592
2015	650
2016	733
2017 to 2021	4,832

Total	$7,809

CDT Long-term Employee Benefit Obligations.

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and $0.2 million for the early retirement plan as of September 30, 2011 ($0.6 million and $0.2 million, respectively, as of June 30, 2011).

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

IXOS AG Defined Benefit Plans

Included in our pension liability, as of September 30, 2011 is a net amount of $14,000 (June 30, 2011—$9,000) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

Treasury Stock

We did not purchase any of our Common Shares during the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, we have not reissued any Common Shares from treasury (June 30, 2011—nil).

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended September 30,
	2011	2010
Stock options	$798	$997
Restricted stock units (legacy Vignette employees)	11	48
Deferred stock units (Directors)	65	52
Performance stock units (LTIP 3 and LTIP 4)	3,970	1,503

Total share-based compensation expense	$4,844	$2,600

Summary of Outstanding Stock Options

As of September 30, 2011, options to purchase an aggregate of 1,922,052 Common Shares were outstanding and 1,211,045 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the three months ended September 30, 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2011	2,277,733	$24.51
Granted	120,000	52.15
Exercised	(475,181)	15.19
Forfeited or expired	(500)	17.99

Outstanding at September 30, 2011	1,922,052	$28.54	3.33	$45,565

Exercisable at September 30, 2011	1,325,627	$22.53	2.48	$39,224

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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended September 30,
	2011	2010
Weighted-average fair value of options granted	$17.66	NA	*
Weighted-average assumptions used:
Expected volatility	40.5%	NA
Risk—free interest rate	0.80%	NA
Expected dividend yield	0%	NA
Expected life (in years)	4.34	NA
Forfeiture rate (based on historical rates)	5%	NA

*	There were no options granted during the three months ended September 30, 2010.

As of September 30, 2011, the total compensation cost related to the unvested stock awards not yet recognized was $6.2 million, which will be recognized over a weighted average period of approximately 2 years.

No cash was used by us to settle equity instruments granted under share-based compensation arrangements.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the three months ended September 30, 2011, cash in the amount of $7.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2011 from the exercise of options eligible for a tax deduction was $0.4 million.

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

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the three months ended September 30, 2011, we granted 263 deferred stock units (DSUs) to certain nonemployee directors (DSUs granted during the three months ended September 30, 2010 - 157). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.

We did not grant any PSUs under the Fiscal 2011 Long Term incentive Plan (LTIP 4) or the Fiscal 2010 Long Term Incentive Plan (LTIP 3) during the three months ended September 30, 2011 and 2010, respectively. Awards achieved under the LTIP 3 and LTIP 4 will be settled over the three year period ending June 30, 2012 and June 30, 2013, respectively.

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

Grants made in Fiscal 2008 under the LTIP (LTIP 1) took effect in Fiscal 2008, starting on July 1, 2007. Awards under LTIP 1 have been settled in cash in the aggregate amount of $14.4 million as of the first quarter of Fiscal 2011.

Grants made in Fiscal 2009 under the LTIP (LTIP 2) took effect in Fiscal 2009 starting on July 1, 2008. Awards under LTIP 2 are equal to 100% of the target. Awards under LTIP 2 have been settled in cash in the aggregate amount of $10.7 million as of the first quarter of Fiscal 2012.

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

PSUs granted under the LTIP equity plans (LTIP 3 and 4) have been measured at fair value as of the effective date, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the three months ended September 30, 2011, $4.0 million has been charged to share-based compensation expense on account of the LTIP equity plans (three months ended September 30, 2010—$1.5 million).

NOTE 13—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

Upon adoption of FIN 48 we elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. For the three months ended September 30, 2011, we recognized interest in the amount of $1.5 million (three months ended September 30, 2010—$1.8 million) and penalties of nil (three months ended September 30, 2010—penalties of nil). The amount of interest and penalties accrued as of September 30, 2011 was $11.8 million ($10.3 million as of June 30, 2011) and $15.6 million ($15.8 million as of June 30, 2011), respectively. Included in these balances as of September 30, 2011, are accrued interest and penalties of $0.1 million and nil, respectively, relating to the acquisition of Global 360 (see note 17).

We believe that it is reasonably possible that the gross unrecognized tax benefits as of September 30, 2011 could increase tax expense in the next 12 months by $0.1 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions and the expiration of competent authority relief.

Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2011:

	September 30, 2011	Fair Market Measurements using:
		Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (liabilities) (note 15)	$(5,398)	$ n/a	$(5,398)	$n/a

	$(5,398)	$ n/a	$(5,398)	$n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2011, no indications of impairment were identified and therefore no fair value measurements were required.

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

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2011, is recorded within “Accounts payable and accrued liabilities”.

As of September 30, 2011, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2011—$16.8 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three months ended September 30, 2011, were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 14)

Asset Derivatives	Balance Sheet Location	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	$(5,398)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended September 30, 2011		Three months ended September 30, 2011		Three months ended September 30, 2011
Foreign currency forward contracts	$(5,655)	Operating expenses	$1,545	N/A	$ N/A

NOTE 16—SPECIAL CHARGES

Special charges are primarily costs related to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans.

	Three months ended September 30,
	2011	2010
Fiscal 2012 Restructuring Plan	$6,684	$—
Fiscal 2011 Restructuring Plan	979	—
Fiscal 2010 Restructuring Plan	(18)	3,195
Acquisition-related costs	815	—
Impairment charges (recoveries) and other impacts	(1,355)	—

Total special charges (recoveries)	$7,105	$3,195

Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

Fiscal 2012 Restructuring Plan

In the first quarter of Fiscal 2012, we began to implement restructuring activities to streamline our operations (Fiscal 2012 restructuring plan). These charges currently relate to workforce reductions. We expect to incur more charges under the Fiscal 2012 restructuring plan, including the consolidation of certain excess facilities, as we finalize the detailed plans of these restructuring actions. The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2011 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction
Balance as of June 30, 2011	$—
Accruals and adjustments	6,684
Cash payments	(2,558)
Foreign exchange	(151)

Balance as of September 30, 2011	$3,975

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

Total costs to be incurred in conjunction with the Fiscal 2011 restructuring plan are expected to be approximately $10.0 million. Since the inception of the plan, $9.5 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2011 restructuring plan.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2011 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$3,570	$1,368	$4,938
Accruals and adjustments	963	16	979
Cash payments	(2,329)	(215)	(2,544)
Foreign exchange	(111)	(1)	(112)

Balance as of September 30, 2011	$2,093	$1,168	$3,261

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

Total costs to be incurred in conjunction with the Fiscal 2010 restructuring plan, exclusive of other costs, were expected to be approximately $40.0 million. Since the inception of the plan, $41.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2011 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$1,439	$390	$1,829
Accruals and adjustments	(18)	—	(18)
Cash payments	(303)	(201)	(504)
Foreign exchange	(623)	(6)	(629)

Balance as of September 30, 2011	$495	$183	$678

Fiscal 2009 Restructuring Plan

In the second quarter of Fiscal 2009, we began to implement restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2009 restructuring plan). The total costs incurred in conjunction with the Fiscal 2009 restructuring plan were $17.1 million, which has been recorded within Special charges since the commencement of the plan. The $17.1 million charge consisted primarily of costs associated with workforce reduction in the amount of $12.4 million and abandonment of excess facilities in the amount of $4.7 million. The provision related to workforce reduction has been substantially paid and the provision relating to facility costs is expected to be paid by April 2012.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2011, is shown below.

Fiscal 2009 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$42	$220	$262
Accruals and adjustments	—	—	—
Cash payments	—	(67)	(67)
Foreign exchange	(42)	2	(40)

Balance as of September 30, 2011	$—	$155	$155

Fiscal 2006 Restructuring Plan

In the first quarter of Fiscal 2006, we implemented restructuring activities to streamline our operations and consolidate certain excess facilities (Fiscal 2006 restructuring plan). The plan has been substantially completed. As of September 30, 2011, the ending liability of the plan is $0.1 million (June 30, 2011 – $0.1 million).

Impairment Charges and Other Impacts

Included within Special charges for the three months ended September 30, 2011 is (i) a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, and (ii) a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period.

NOTE 17—ACQUISITIONS

Fiscal 2012

Operitel Corporation

On September 1, 2011, we acquired Operitel Corporation (Operitel), a software company based out of Peterborough, Ontario, Canada. Operitel specializes in building enterprise “Learning Portal” solutions. Total consideration for Operitel was Canadian $7.1 million, comprised of Canadian $6.2 million paid in cash, inclusive of Canadian $0.4 million which has been paid in escrow, and an additional Canadian $0.9 million currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The fair value of the acquired assets and liabilities is provisional, pending any adjustments related to potential unrecorded liabilities, the final valuation of acquired intangible assets and any tax related impacts on the valuation of these items.

Acquisition related costs for Operitel, (included in Special charges in the Condensed Consolidated Statements of Income) for three months ended September 30, 2011 was $0.09 million.

Global 360 Holding Corp.

On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a software company based in Dallas, Texas. Global 360 offers case management and document-centric business process management (BPM) solutions. The acquisition of Global 360 for $258.7 million in cash adds complementary BPM software to our ECM Suite. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Global 360 have been consolidated with those of Open Text beginning July 13, 2011.

The following tables summarize the consideration paid for Global 360 and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$258,655

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for three months ended September 30, 2011	$724

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 13, 2011, are set forth below:

Current assets (inclusive of cash acquired of $10,944)	$38,249
Non-current assets	6,561
Intangible customer assets	58,100
Intangible technology assets	40,600
Total liabilities assumed	(87,427)

Total identifiable net assets	56,083
Goodwill	202,572

$258,655

As set forth in the purchase agreement, $34.2 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes pursuant to the purchase agreement.

No portion of the goodwill recorded upon the acquisition of Global 360 is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $11.9 million. The gross amount receivable was $12.8 million. As of September 30, 2011, $0.9 million of this receivable was expected to be uncollectible.

The fair value of the acquired liabilities and goodwill is provisional, pending any adjustments related to potential unrecorded liabilities and any tax related impacts on the valuation of these items.

The amount of Global 360’s revenues and net income included in Open Text’s Consolidated Statements of Income for the three months ended September 30, 2011, and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2010, are set forth below:

	Revenues	Net Loss*
Actual from July 13, 2011 to September 30, 2011	$18,295	$(3,877)

	Three months ended September 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$290,382	$240,179
Net income**	$30,404	$18,865

*	Included within net loss for the period from July 13, 2011 to September 30, 2011 are $4.4 million of amortization charges relating to the allocated values of intangible assets and $3.4 million of restructuring charges included within Special charges (note 16).
**	Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.

NOTE 18—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2011— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$359,205	$68,343	$290,862	$—	$—
Operating lease obligations*	155,236	22,347	49,641	33,302	49,946
Purchase obligations	2,068	1,270	783	15	—

	$516,509	$91,960	$341,286	$33,317	$49,946

*	Net of $4.3 million of sublease income to be received from properties which we have subleased to other parties.

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

We have not accrued a liability for guarantees, indemnities or warranties described above in the Condensed Consolidated Balance Sheets since no material payments are expected to be made. The maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable.

Litigation

We are subject from time to time to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business and we accrue for these items where appropriate. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations and cash flows.

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,582	$2,109
Cash received during the period for interest	$152	$240
Cash paid during the period for income taxes	$766	$447

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

	Three months ended September 30,
	2011	2010
Basic earnings per share
Net income	$34,986	$21,671

Basic earnings per share	$0.61	$0.38

Diluted earnings per share
Net income	$34,986	$21,671

Diluted earnings per share	$0.60	$0.37

Weighted average number of shares outstanding
Basic	57,412	56,883
Effect of dilutive securities	1,187	1,039

Diluted	58,599	57,922

Excluded as anti-dilutive*	—	272

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 21—RELATED PARTY TRANSACTIONS

Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our board of directors (The Board) and the transaction approved by a majority of the independent members of our Board. The Board reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.

During the three months ended September 30, 2011, Mr. Stephen Sadler, a director, earned approximately $0.4 million (three months ended September 30, 2010—$28,000), inclusive of bonus fees aggregating $0.3 million, in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

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

You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this report. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.

The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Form 10-Q.

All percentage comparisons made herein generally refer to the three months ended September 30, 2011 compared with the three months ended September 30, 2010, unless otherwise noted.

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

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 4,700 people worldwide.

Quarterly Highlights and Features:

Highlights and features of our operating results for the three months ended September 30, 2011 include:

•	Total revenues increased by 32.5% on a quarter over quarter basis to $288.0 million.

•	License revenues increased by 52.5% on a quarter over quarter basis to $65.0 million

•	Customer support revenues increased by 24.8% on a quarter over quarter basis to $162.0 million

•	Service and other revenues increased by 35.6% on a quarter over quarter basis to $61.0 million

Other highlights and features were as follows:

•	In September 2011, Open Text acquired Operitel Corporation, a software provider specializing in Learning Management Solutions. See “Acquisitions” below for more details.

•

In August 2011, Open Text announced that Davidson Consulting, a fax industry analyst firm, stated Open Text as a leading providing of enterprise fax server software based on 2010 sales. The release of our product “RightFax 10” was a milestone for the Company as it provided enhanced support for “cloud-based” office systems, as well as a number of enhancements that aimed to make it easier, faster and more secure for customers to integrate faxing into their business processes and workflows. The Davidson report cites Open Text’s innovation and focus on helping customers increase efficiency and lower costs as key factors in RightFax’s growing market acceptance.

•

In August 2011, Open Text introduced a “Travel Receipts Management” solution that works in concert with SAP’s Travel Management application, designed to eliminate the need to move paper receipts around in order to process expense reports. This product is intended to help companies lower their costs and time involved with processing reimbursements.

•	In July 2011, we acquired Global 360 Holding Corp., a software company that provides process and case management solutions. See “Acquisitions” below for more details.

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

During the first quarter of the fiscal year ending June 30, 2012 (Fiscal 2012) we have continued our acquisition activity with the following acquisitions:

Operitel Corporation (Operitel)

On September 1, 2011, we acquired Operitel Corporation (Operitel), a software company based in Peterborough, Ontario, Canada, specializing in Learning Management Systems (LMS) and Enterprise Learning Portals. The acquisition adds strong e-learning capabilities to our solutions. Operitel’s solutions include social and mobile learning management and capabilities that integrate with Microsoft® SharePoint. Total purchase consideration for this acquisition was approximately Canadian $7.1 million, subject to customary purchase price and holdback adjustments.

Global 360 Holding Corp. (Global 360)

On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a provider of “process and case management” solutions headquartered in Dallas, Texas. The acquisition continues our expansion into the business process management (BPM) market, and adds to our technology, talent, services, partner and geographical strengths, as well as giving us new capabilities in the field of “dynamic case management”. Total purchase consideration for this acquisition was approximately $258.7 million, subject to customary purchase price and holdback adjustments.

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

Outlook for Fiscal 2012

We believe that we have a strong position in the ECM market and that the market for content solutions remains generally stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues are generated from outside of North America and thus helps cushions us from a “downturn” in any one specific region. Additionally, we believe that our focus on compliance based products also helps to partially insulate us from any “downturns” in the macroeconomic environment. We also believe we have a strong position in the ECM market as over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue.

We expect our revenue “mix” for Fiscal 2012 to be in the following ranges:

(% of total revenues)
License	25% to 30%
Customer support	52% to 57%
Services and other	18% to 23%

Results of Operation

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenues as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenue by product type

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2011	2010
License	$65,028	$42,646	$22,382
Customer support	161,997	129,757	32,240
Services and other	61,021	45,002	16,019

Total	$288,046	$217,405	$70,641

	Three months ended September 30,
(% of total revenue)	2011	2010
License	22.6%	19.6%
Customer support	56.2%	59.7%
Services and other	21.2%	20.7%

Total	100.0%	100.0%

Revenue by Geography

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2011	2010
North America	$142,926	$117,636	$25,290
Europe	114,797	81,193	33,604
Other*	30,323	18,576	11,747

Total	$288,046	$217,405	$70,641

	Three months ended September 30,
% of total revenue	2011	2010
North America	49.6%	54.1%
Europe	39.9%	37.3%
Other*	10.5%	8.6%

Total	100.0%	100.0%

*	Other primarily consists of the following countries: Australia, Brazil, Japan, Singapore and United Arab Emirates.

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $22.4 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in license revenues is geographically attributable to an increase in North America license sales of $8.3 million, an increase in European license sales of $10.5 million and an increase in license sales in other geographies of $3.6 million.

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

Customer support revenues increased by $32.2 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in customer support revenues was attributable to an increase in North America customer support sales of $11.4 million, an increase in European customer support sales of $15.7 million and the remainder $5.1 million of the change due to sales generated in other geographies.

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

Service and other revenues increased by $16.0 million in the three months ended September 30, 2011 as compared to the same period of last fiscal year. Geographically, the increase is due to an increase in revenues in North America of $5.7 million, an increase in revenues from Europe of $7.3 million and the remaining $3.0 million of the change due to increased revenues generated in other geographies.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2011	2010
License	$3,998	$3,502	$496
Customer Support	26,269	19,356	6,913
Service and Other	50,351	35,113	15,238
Amortization of acquired technology-based intangible assets	20,790	15,427	5,363

Total	$101,408	$73,398	$28,010

	Three months ended September 30,
Gross Margin	2011	2010
License	93.9%	91.8%
Customer Support	83.8%	85.1%
Service and Other	17.5%	22.0%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues remained consistent in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, increasing slightly by $0.5 million. The increase in costs is primarily due to an increase in direct costs associated with the corresponding increase in license revenues.

Overall gross margin on cost of license revenues has increased slightly at approximately 94%.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $6.9 million during the three months ended September 30, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in direct labour costs associated with the corresponding increase in customer support revenues.

Overall gross margin on customer support revenues has remained relatively stable at approximately 84%.

Cost of service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $15.2 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily as a result of an increase in direct labour and other labour related costs associated with an increase in service and other revenues. In addition travel expenses increased by approximately $1.1 million as a result of increased business activities.

Overall gross margin on cost of services and other revenues have decreased compared to the prior fiscal year primarily on account of our growth in geographies outside of North America. As we continue to expand in “other” geographies, our internal labour, as well as subcontracting and travel costs are increasing at a slightly higher rate than revenue growth due to the time it takes to develop our internal resources.

Amortization of acquired technology-based intangible assets increased by $5.4 million due to the increase in intangible assets on account of acquisitions during the three months ended September 30, 2011.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2011	2010
Research and development	$43,458	$30,963	$12,495
Sales and marketing	64,880	44,180	20,700
General and administrative	25,761	19,810	5,951
Depreciation	5,258	4,875	383
Amortization of acquired customer-based intangible assets	13,041	8,801	4,240
Special charges	7,105	3,195	3,910

Total	$159,503	$111,824	$47,679

	Three months ended September 30,
(in % of total revenue)	2011	2010
Research and development	15.1%	14.2%
Sales and marketing	22.5%	20.3%
General and administrative	8.9%	9.1%
Depreciation	1.8%	2.2%
Amortization of acquired customer-based intangible assets	4.5%	4.0%
Special charges	2.5%	1.5%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offerings. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by $12.5 million. The increase was primarily due to an increase in direct labour and labour-related benefits and expenses of $10.4 million. The remainder of the difference is principally due to an increase in training and education expenses.

Overall, our research and development expenses, as a percentage of total revenues, have remained relatively stable at approximately 15%.

Headcount at September 30, 2011 related to development activities increased by 205 employees compared to September 30, 2010.

Our expectation for Fiscal 2012 is that research and development expenses will be in the range of 14% – 16% of total revenues.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $20.7 million primarily due to an increase in direct labour and labour-related benefits and expenses of $16.6 million. The remainder of the difference is primarily due to increase in travel expenses of $1.6 million and changes in other miscellaneous sales and marketing-related expenses.

Headcount at September 30, 2011 related to sales and marketing activities increased by 227 employees compared to September 30, 2010.

Our expectation for Fiscal 2012 is that sales and marketing expenses will be in the range of 21% -23% of total revenues.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses increased by $6.0 million primarily due to an increase in direct labour and labour-related benefits and expenses of $2.4 million, occupancy related costs of $1.8 million and audit fees of $1.1 million. The remainder of the increase is attributable to other miscellaneous expenses.

Overall, our general and administrative expenses, as a percentage of total revenues, have remained relatively stable at approximately 9%.

Headcount at September 30, 2011 related to general and administrative activities increased by 106 employees compared to September 30, 2010.

Our expectation for Fiscal 2012 is that general and administrative expenses will be in the range of 8% – 10% of total revenues.

Depreciation expenses increased slightly by $0.4 million in the three months ended September 30, 2011 as a result of capital asset additions.

Amortization of acquired customer-based intangible assets increased by $4.2 million due to an increase in intangible assets resulting from acquisitions made during the three months ended September 30, 2011.

Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs (with effect from July 1, 2009 and onwards) and other similar charges. Generally, we implement such plans in the context of integrating the activities of acquired entities into existing Open Text operations. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to special charges.

Special charges increased by $3.9 million during the three months ended September 30, 2011 as compared to the same period in the prior fiscal year primarily due to new restructuring activities that were implemented in the first quarter of Fiscal 2012 (Fiscal 2012 restructuring plan).

For more details on Special charges, see note 16 to our condensed consolidated financial statements.

Net other income relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses) and tax-related penalties.

For the three months ended September 30, 2011, net other income increased by $6.8 million, as compared to the same period in the prior fiscal year. The increase is primarily due to foreign exchange gains of $7.6 million partially offset by an increase in expenses of $0.8 million related to other expenses and tax-related penalties.

Net interest expense primarily consists of cash interest paid on our debt facilities offset by interest income earned on our cash and cash equivalents.

Net interest expense increased by $0.2 million for the three months ended September 30, 2011, as compared to the same period in the prior fiscal year. The increase was primarily due to additional expenses of $0.6 million we incurred on borrowings outstanding under the revolver. The increase was offset by a reduction in expense on account of lower tax-related liabilities for income tax expense of $0.3 million.

Provision for (recovery of) income taxes: The net decrease from a $8.9 million tax expense for the three months ended September 30, 2010 to a tax recovery of $2.9 million for the three months ended September 30, 2011 was primarily due to “one-time” tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries and functional currency election filed by the Canadian entity in the quarter, together with an increase in income taxes due to an increase in “net income before income taxes” over the comparative periods.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Three months ended September 30,		Change/ increase (decrease)
(In thousands)	2011	2010
Cash provided by operating activities	$45,348	$48,934	$(3,586)
Cash used by investing activities	$262,147	$9,017	$253,130
Cash provided by financing activities	$55,753	$2,800	$52,953

Cash flows provided by operating activities

Cash flows from operating activities decreased by $3.6 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 on account of a decrease in operating assets and liabilities of $13.4 million, offset by an increase in net income, before the impact of non cash adjustments, of $9.8 million.

The decrease in operating assets and liabilities of $13.4 million was primarily due to decreases of (i) $25.8 million relating to a higher deferred revenue balance, and (ii) $6.2 million relating to a higher accounts receivable balance. The decreases were partially offset by an increase of (i) $3.5 million relating to the net impact of changes in income taxes payable and deferred taxes balance (ii) $8.4 million relating to changes in prepaid and other assets balance, (iii) $4.6 million relating to changes in accounts payable balance and (iv) $2.1 million due to changes in other long term assets.

Cash used in investing activities

Our cash used in investing activities are primarily on account of business acquisitions.

Cash flows used in investing activities increased by $253.1 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to an increase in acquisition related spending. Of this increase, Global 360 accounted for $247.7 million and Operitel accounted for $6.3 million. The remainder of the change in investing activities is related to other miscellaneous investing activities.

Cash flows from financing activities

Our cash flows from financing activities consist of debt financing and amounts received from options exercised for Common Shares by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.

Cash flows used in financing activities increased by $53.0 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to (i) proceeds borrowed under our Revolver in the amount of $48.5 million, and (ii) an increase in the proceeds from Common Shares exercised by our employees in the amount of $4.6 million. These increases were offset by a decrease of $0.1 million due to other miscellaneous financing related activities.

Long-term Debt and Credit Facilities

Term loan

Our term loan has a seven-year term, expires on October 2, 2013 and bears interest at a floating rate of LIBOR plus 2.25%. The quarterly scheduled term loan principal repayments are equal to 0.25% of the original principal amount, due each quarter with the remainder due at the end of the term, less ratable reductions for any non-scheduled prepayments made. Our current quarterly scheduled principal payment is approximately $0.7 million.

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

As of September 30, 2011, the carrying value of the term loan was $284.3 million and we were in compliance with all loan covenants relating to this credit facility. We intend, at the appropriate time, to amend and restate our existing credit facility for the purposes of increasing our liquidity and access to capital for general corporate purposes, which may include future growth opportunities, and extending the maturity dates of our existing loans.

Revolver

Prior to September 29, 2011, our credit facility included a revolver that had a five-year term and expired on October 2, 2011. However, on September 29, 2011, we extended the revolver for 60 days without change to any of the previous terms except that the amount available under the revolver was reduced to $50.0 million from $75.0 million. Borrowings under this facility bear interest at rates specified in the credit agreement. The revolver is subject to a “stand-by” fee ranging between 0.30% and 0.50% per annum depending on our consolidated leverage ratio.

As of September 30, 2011, we have outstanding a net borrowed amount of $48.5 million on the revolver, which was used partially towards the acquisition of Global 360. We are required to repay this balance by December 1, 2011.

Mortgage

In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended for twelve months, now maturing on January 1, 2012. Please refer to note 10 “Long-term debt” to our consolidated financial statements.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the foreseeable future. Any material acquisition-related activities may require additional sources of financing.

Pensions

As part of the acquisition of Captaris in October 2008, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of September 30, 2011, our total unfunded pension plan obligation was $18.7 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long term and short term payments related to this obligation in the normal course. For a detailed discussion see note 11 “Pension Plans and Other Post Retirement Benefits” to our condensed consolidated financial statements.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2011— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$359,205	$68,343	$290,862	$—	$—
Operating lease obligations*	155,236	22,347	49,641	33,302	49,946
Purchase obligations	2,068	1,270	783	15	—

	$516,509	$91,960	$341,286	$33,317	$49,946

*	Net of $4.3 million of sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our term loan agreement, borrowings on our revolver, and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 to our consolidated financial statements.

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

There was no significant change in our critical accounting policies and estimates since the end of the fiscal year ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our term loan. As of September 30, 2011, we had an outstanding balance of $284.3 million on the term loan. The term loan bears a floating interest rate of

LIBOR plus a fixed rate of 2.25%. As of September 30, 2011, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the term loan by approximately $2.8 million, assuming that the loan balance as of September 30, 2011 is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of September 30, 2011, this balance represented approximately 59% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 6%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at September 30, 2011, a one cent change in the Canadian dollar to United States dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.18	Extension of Revolving Credit Facilities entered into between Open Text Corporation and Royal Bank of Canada, (as Administrative Agent), entered into on September 29, 2011.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: October 27, 2011	By:	/s/ JOHN SHACKLETON
John Shackleton President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)