Form 10-Q
period 2011-12-31
OPEN TEXT CORP
filed 2012-02-02
CIK 1002638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

(519) 888-7111

(Registrant’s telephone number, including area code)

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

At January 16, 2012, there were 57,898,032 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$413,911	$284,140
Accounts receivable trade, net of allowance for doubtful accounts of $5,630 as of December 31, 2011 and $5,424 as of June 30, 2011 (note 3)	166,675	154,568
Income taxes recoverable (note 13)	13,665	18,911
Prepaid expenses and other current assets	32,983	29,678
Deferred tax assets (note 13)	30,729	27,861

Total current assets	657,963	515,158
Capital assets (note 4)	83,537	77,825
Goodwill (note 5)	1,040,143	832,481
Acquired intangible assets (note 6)	381,922	344,995
Deferred tax assets (note 13)	74,141	42,737
Other assets (note 7)	28,460	19,359
Deferred charges (note 8)	63,583	54,989
Long-term income taxes recoverable (note 13)	51,831	44,819

Total assets	$2,381,580	$1,932,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$138,437	$126,249
Current portion of long-term debt (note 10)	41,665	15,545
Deferred revenues	225,743	254,531
Income taxes payable (note 13)	20,501	18,424
Deferred tax liabilities (note 13)	2,068	624

Total current liabilities	428,414	415,373
Long-term liabilities:
Accrued liabilities (note 9)	13,433	13,727
Deferred credits (note 8)	6,197	6,878
Pension liability (note 11)	17,180	18,478
Long-term debt (note 10)	570,000	282,033
Deferred revenues	11,644	11,466
Long-term income taxes payable (note 13)	153,424	101,434
Deferred tax liabilities (note 13)	53,877	43,529

Total long-term liabilities	825,755	477,545
Shareholders’ equity:
Share capital (note 12)
57,879,063 and 57,301,812 Common Shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively; Authorized Common Shares: unlimited	625,357	614,279
Additional paid-in capital	83,008	74,301
Accumulated other comprehensive income	46,222	60,470
Retained earnings	399,323	316,894
Treasury stock, at cost (572,413 shares at December 31, 2011 and 572,413 shares at June 30, 2011, respectively)	(26,499)	(26,499)

Total shareholders’ equity	1,127,411	1,039,445

Total liabilities and shareholders’ equity	$2,381,580	$1,932,363

Guarantees and contingencies (note 18)

Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
License	$89,703	$79,204	$154,731	$121,850
Customer support	165,386	136,702	327,383	266,459
Service and other	66,367	51,582	127,388	96,584

Total revenues	321,456	267,488	609,502	484,893

Cost of revenues:
License	5,370	5,463	9,368	8,965
Customer support	28,468	21,542	54,737	40,898
Service and other	50,604	41,158	100,955	76,271
Amortization of acquired technology-based intangible assets (note 6)	21,253	16,420	42,043	31,847

Total cost of revenues	105,695	84,583	207,103	157,981

Gross profit	215,761	182,905	402,399	326,912

Operating expenses:
Research and development	42,652	34,268	86,110	65,231
Sales and marketing	68,451	58,603	133,331	102,783
General and administrative	25,126	19,478	50,887	39,288
Depreciation	5,634	5,258	10,892	10,133
Amortization of acquired customer-based intangible assets (note 6)	13,445	9,256	26,486	18,057
Special charges (note 16)	5,221	3,461	12,326	6,656

Total operating expenses	160,529	130,324	320,032	242,148

Income from operations	55,232	52,581	82,367	84,764

Other income (expense), net	2,637	(6,321)	11,949	(3,738)
Interest expense, net	(3,607)	(2,136)	(6,393)	(4,375)

Income before income taxes	54,262	44,124	87,923	76,651
Provision for income taxes (note 13)	6,819	7,014	5,494	17,870

Net income for the period	$47,443	$37,110	$82,429	$58,781

Net income per share—basic (note 20)	$0.82	$0.65	$1.43	$1.03

Net income per share—diluted (note 20)	$0.81	$0.64	$1.41	$1.01

Weighted average number of Common Shares outstanding—basic	57,846	57,019	57,642	56,950

Weighted average number of Common Shares outstanding—diluted	58,672	58,088	58,647	58,007

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

(Unaudited)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income for the period	$82,429	$58,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	79,421	60,037
Share-based compensation expense	8,241	5,337
Excess tax benefits on share-based compensation expense	(495)	(562)
Pension expense	306	231
Amortization of debt issuance costs	578	667
Loss on sale and write down of capital assets	203	—
Deferred taxes	(6,958)	(3,831)
Impairment and other non cash charges	1,345	—
Changes in operating assets and liabilities:
Accounts receivable	(27)	9,670
Prepaid expenses and other current assets	8,041	(689)
Income taxes	10,936	36,859
Deferred charges and credits	(17,327)	(29,267)
Accounts payable and accrued liabilities	(16,799)	(21,312)
Deferred revenue	(57,806)	(24,772)
Other assets	(2,042)	(2,212)

Net cash provided by operating activities	90,046	88,937
Cash flows from investing activities:
Additions of capital assets-net	(16,687)	(14,582)
Purchase of Patents	(193)	—
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	(1,524)	—
Purchase of Operitel Corporation, net of cash acquired	(6,260)	—
Purchase of Global 360 Holding Corp., net of cash acquired	(245,653)	—
Purchase of Stream Serve Inc., net of cash acquired	—	(57,221)
Purchase consideration for prior period acquisitions	(609)	(2,814)
Investments in marketable securities	—	(668)

Net cash used in investing activities	(270,926)	(75,285)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	495	562
Proceeds from issuance of Common Shares	11,261	4,553
Purchase of Treasury Stock	—	(12,499)
Proceeds from long-term debt and revolver	648,500	—
Repayment of long-term debt and revolver	(333,856)	(1,760)
Debt issuance costs	(9,309)	(29)

Net cash provided by (used in) financing activities	317,091	(9,173)
Foreign exchange gain (loss) on cash held in foreign currencies	(6,440)	10,112
Increase in cash and cash equivalents during the period	129,771	14,591
Cash and cash equivalents at beginning of the period	284,140	326,192

Cash and cash equivalents at end of the period	$413,911	$340,783

Supplementary cash flow disclosures (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2011

(Tabular amounts in thousands, except share and per share data)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of System Solutions Australia Pty Limited (MessageManager), which is the sole shareholder of MessageManager Solutions Pty Limited, with effect from October 31, 2011, Operitel Corporation (Operitel), with effect from September 1, 2011, and Global 360 Holding Corp. (Global 360), with effect from July 13, 2011 (see note 17).

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

Change in Accounting Policy

Upon adoption of Accounting Standards Codification (ASC) Topic 740-10 “Income Taxes” (Topic 740-10) in the fiscal year ended June 30, 2007, we had elected to follow an accounting policy to classify interest related to liabilities for income taxes under the ‘Interest income / (expense), net’ line and penalties related to liabilities for income taxes under the ‘Other income / (expense)’ line in our Condensed Consolidated Statements of Income.

During the three months ended December 31, 2011, we elected to change this accounting policy to classify both interest and penalties relating to liabilities for income taxes in the ‘Provision for (recovery of) income taxes’ line in our Condensed Consolidated Statements of Income.

The revised classification is more appropriate under the circumstances for the following reasons:

1)	During the three months ended December 31, 2011 we entered into a new credit agreement (see note 10) which effectively doubled our bank-related borrowings. In the context of this event, we believe it is preferable for the ‘Interest income/(expense), net’ line to be reflective of financial interest income and interest expense relating to borrowings.

2)	The revised policy is more aligned with the accounting policy followed by the Company’s publicly listed competitors and would lead to enhanced comparability with the Company’s publicly listed competitors;

3)	The internal reorganization of the Company’s international subsidiaries in the fiscal year ended June 30, 2010, to consolidate our international intellectual property in certain jurisdictions and recent business acquisitions have increased the complexity of determining the Company’s liability for income taxes in multiple jurisdictions and it is preferable to record the related interest and penalties associated with the liability for income taxes as a component of the “Provision for (recovery of) income taxes” line within our Condensed Consolidated Statements of Income.

As a result of this accounting policy change certain prior period comparative figures have been adjusted to conform to current period presentation. “Other (expense), net” was increased by approximately $0.3 million and $0.2 million, respectively, for the three and six months ended December 31, 2010 from previously reported amounts. ‘Interest (expense), net’ was reduced by approximately $0.3 million and $2.2 million, respectively, for the three and six months ended December 31, 2010 from previously reported amounts. The ‘Provision for income taxes’ was increased by approximately $0.02 million and $2.0 million, respectively, for the three and six months ended December 31, 2010.

There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.

Comprehensive income

The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net income for the period	$47,443	$37,110	$82,429	$58,781
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	(1,354)	1,168	(11,972)	7,145
Unrealized gain (loss) on cash flow hedges	3,132	1,419	(2,070)	2,989
Unrealized gain on marketable securities	—	57	—	101
Actuarial gain (loss) relating to defined benefit pension plans	342	—	(206)	—

Comprehensive income for the period	$49,563	$39,754	$68,181	$69,016

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05)”, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (AOCI) in Accounting Standards Update No. 2011-05” (ASU 2011-12), which indefinitely defers the requirement that companies present reclassification adjustments for each component of

AOCI in both net income and other comprehensive income (OCI) on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The ASU does not affect the main provision of ASU 2011-05.

ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of the fiscal year ending June 30, 2013 (Fiscal 2013) and will be applied retrospectively.

Fair Value Measurement and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04)”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in note 14). ASU 2011-04 is effective for us in our third quarter of the fiscal year ending June 30, 2012 (Fiscal 2012) and we do not believe these provisions will have a material impact on our consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2013 and earlier adoption is permitted. We do not expect the adoption of ASU 2011-08 to materially impact the carrying value of our recorded goodwill.

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The purpose of ASU 2011-11 is to create a converged offsetting model that would eliminate a significant quantitative difference between balance sheets prepared under U.S. GAAP and IFRS. ASU 2011-11 is effective for us in our third quarter of Fiscal 2013 and will be applied retrospectively for comparative periods presented. We are currently evaluating the impact of our pending adoption of ASU 2011-11 on our consolidated financial statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2011	5,424
Bad debt expense for the period	1,631
Write-off /adjustments	(1,425)

Balance of allowance for doubtful accounts as of December 31, 2011	$5,630

NOTE 4—CAPITAL ASSETS

	As of December 31, 2011
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$9,774	$3,462	$6,312
Office equipment	1,062	692	370
Computer hardware	49,084	34,414	14,670
Computer software	12,514	5,908	6,606
Leasehold improvements	26,743	11,542	15,201
Buildings	43,393	3,015	40,378

	$142,570	$59,033	$83,537

	As of June 30, 2011
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$7,421	$2,667	$4,754
Office equipment	1,214	657	557
Computer hardware	43,961	30,191	13,770
Computer software	9,668	3,858	5,810
Leasehold improvements	26,483	9,599	16,884
Buildings	38,648	2,598	36,050

	$127,395	$49,570	$77,825

NOTE 5—GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2011:

Balance, June 30, 2011	$832,481
Acquisition of MessageManager (note 17)	2,058
Acquisition of Operitel (note 17)	4,282
Acquisition of Global 360 (note 17)	201,934
Adjustments on account of foreign exchange	(612)

Balance, December 31, 2011	$1,040,143

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2011	$203,630	$141,365	$344,995
Purchase of Patents*	575	—	575
Acquisition of MessageManager (note 17)	580	1,186	1,766
Acquisition of Operitel (note 17)	2,761	1,840	4,601
Acquisition of Global 360 (note 17)	40,600	58,100	98,700
Amortization expense	(42,043)	(26,486)	(68,529)
Adjustments on account of foreign exchange	(83)	(103)	(186)

Net book value, December 31, 2011	$206,020	$175,902	$381,922

The weighted average amortization period for acquired technology and customer intangible assets is approximately 5 years and 7 years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2012 (six months ending June 30)	$69,376
2013	135,571
2014	76,990
2015	53,203
2016 and beyond	46,782

Total	$381,922

*	On November 15, 2011, we acquired certain patents. The total purchase price was $0.6 million. Payment terms under the agreement require us to pay $0.2 million upon signing the purchase agreement, $0.2 million 18 months following the purchase date and a final payment of $0.2 million two years following the purchase date. The purchase of these patents is considered to be the acquisition of “defensive intangible assets” and has been accounted for under ASC Topic 350-30-25 “General Intangibles Other than Goodwill”, as well as in accordance with ASC Topic 805-50-05 “Acquisition of Assets Rather than a Business”. The patents have an amortization period of approximately 11 years.

NOTE 7—OTHER ASSETS

	As of December 31, 2011	As of June 30, 2011
Debt issuance costs	$9,245	$3,032
Deposits and restricted cash	10,625	10,379
Long-term prepaid expenses and other long-term assets	8,590	5,948

	$28,460	$19,359

Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the term of the loan (see note 10 and note 16). As of December 31, 2011, approximately $0.2 million of these costs have been accrued. Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to certain advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.

NOTE 8—DEFERRED CHARGES AND CREDITS

Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of 6 years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Current liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2011	As of June 30, 2011
Accounts payable—trade	$8,135	$10,772
Accrued salaries and commissions	45,609	45,630
Accrued liabilities	77,402	60,060
Amounts payable in respect of restructuring and other Special charges (note 16)	5,652	6,504
Accruals relating to acquisitions	863	1,042
Asset retirement obligations	776	2,241

	$138,437	$126,249

Long-term accrued liabilities

	As of December 31, 2011	As of June 30, 2011
Amounts payable in respect of restructuring and other Special charges (note 16)	$370	$652
Accruals relating to acquisitions	1,424	2,301
Other accrued liabilities	7,747	6,950
Asset retirement obligations	3,892	3,824

	$13,433	$13,727

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

Asset retirement obligations

We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of December 31, 2011, the present value of this obligation was $4.7 million (June 30, 2011—$6.1 million), with an undiscounted value of $5.2 million (June 30, 2011—$6.5 million). Also see note 16 for “Other charges” related to asset retirement obligations.

NOTE 10—LONG-TERM DEBT

Long-term debt

Long-term debt is comprised of the following:

	As of December 31, 2011	As of June 30, 2011
Long-term debt
Term loan	$600,000	$285,026
Mortgage	11,665	12,552

	611,665	297,578
Less:
Current portion of long-term debt
Term loan	30,000	2,993
Mortgage	11,665	12,552

	41,665	15,545

Long-term portion of long-term debt	$570,000	$282,033

Term Loan and Revolver

On November 9, 2011, we and certain of our subsidiaries entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver).

On November 9, 2011, the Company borrowed $600 million under the Term Loan. The Term Loan has a 5 year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Our first quarterly scheduled principal payment is approximately $7.5 million and is due during the third quarter of Fiscal 2012. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the three and six months ended December 31, 2011, we recorded interest expense of $2.5 million relating to the Term Loan.

For the three and six months ended December 31, 2011, we recorded interest on our old term loan (up until November 9, 2011) of approximately $0.9 million and $2.7 million, respectively (three and six months ended December 31, 2010—$1.8 million and $3.7 million, respectively).

The Revolver has a 5 year term with no fixed repayment date prior to the end of the term. As of December 31, 2011, we have not drawn down from the Revolver.

On November 9, 2011, we used a portion of the proceeds from the Term Loan to repay all of our previously outstanding credit facility debt in the amount of $332.9 million.

Mortgage

In December 2005, we entered into a 5 year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended and is now open for Open Text to pay all or a portion of the mortgage prior to July 1, 2012. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50% (instead of a fixed rate of 5.25% per annum). Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada.

As of December 31, 2011, the carrying value of the mortgage was $11.7 million (June 30, 2011—$12.6 million).

As of December 31, 2011, the carrying value of the Waterloo building that secures the mortgage was $16.5 million (June 30, 2011—$15.4 million).

For the three and six months ended December 31, 2011, we recorded interest expense of $0.1 million and $0.2 million, respectively, relating to the mortgage (three and six months ended December 31, 2010—$0.2 million and $0.3 million, respectively).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS

The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and IXOS AG (IXOS) as of December 31, 2011 and June 30, 2011:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$17,119	$480	$16,639
CDT Anniversary plan	486	93	393
CDT early retirement plan	129	—	129
IXOS defined benefit plan	19	—	19

Total as of December 31, 2011	$17,753	$573	$17,180

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,231	$489	$17,742
CDT Anniversary plan	550	57	493
CDT early retirement plan	234	—	234
IXOS defined benefit plan	9	—	9

Total as of June 30, 2011	$19,024	$546	$18,478

*	The current portion of the benefit obligation has been included within Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of December 31, 2011	As of June 30, 2011
Benefit obligation—beginning of period	$18,231	$15,507
Service cost	166	350
Interest cost	444	868
Benefits paid	(213)	(423)
Actuarial (gain) loss	209	(688)
Foreign exchange (gain) loss	(1,718)	2,617

Benefit obligation—end of period	17,119	18,231
Less: current portion	(480)	(489)

Noncurrent portion of benefit obligation	$16,639	$17,742

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Pension expense:
Service cost	$81	$83	$166	$169
Interest cost	217	206	444	420

Net pension expense	$298	$289	$610	$589

The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.

In determining the fair value of the CDT pension plan benefit obligations as of December 31, 2011 and June 30, 2011, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2011	As of June 30, 2011
Assumptions:
Salary increases	2.25%	2.25%
Pension increases	1.75%	1.50%
Discount rate	5.30%	5.25%

Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	0.00%	0.00%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2012 (six months ending June 30)	$224
2013	513
2014	598
2015	637
2016	731
2017 to 2021	4,685

Total	$7,388

CDT Long-term Employee Benefit Obligations

CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and $0.1 million for the early retirement plan as of December 31, 2011 ($0.6 million and $0.2 million, respectively, as of June 30, 2011).

IXOS AG Defined Benefit Plans

Included in our pension liability, as of December 31, 2011, is a net amount of $19,000 (June 30, 2011—$9,000) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS

Share Capital

Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.

Treasury Stock

During the three and six months ended December 31, 2011, we did not purchase any of our Common Shares.

During the three months ended December 31, 2010, we repurchased 264,834 Open Text Common Shares, in the amount of $12.5 million, for potential future reissuance under our Long Term Incentive Plans (LTIP). No such purchases were made in the three months ended September 30, 2010.

As of December 31, 2011, we have not reissued any Common Shares from treasury (June 30, 2011—nil).

Share-Based Payments

Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Stock options	$974	$784	$1,772	$1,781
Restricted stock units (legacy Vignette employees)	9	28	20	76
Deferred stock units (Directors)	64	53	129	105
Performance stock units (LTIP 3 and LTIP 4)	2,350	1,872	6,320	3,375

Total share-based compensation expense	$3,397	$2,737	$8,241	$5,337

Summary of Outstanding Stock Options

As of December 31, 2011, options to purchase an aggregate of 1,837,552 Common Shares were outstanding and 1,207,795 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of option activity under our stock option plans for the six months ended December 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2011	2,277,733	$24.51
Granted	142,000	52.16
Exercised	(562,931)	18.19
Forfeited or expired	(19,250)	34.25

Outstanding at December 31, 2011	1,837,552	$28.48	3.20	$42,083

Exercisable at December 31, 2011	1,333,177	$22.71	2.42	$37,903

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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Weighted–average fair value of options granted	$17.99	$14.97	$17.71	$14.97
Weighted-average assumptions used:
Expected volatility	41%	40%	41%	40%
Risk–free interest rate	0.74%	1.4%	0.79%	1.4%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.3	4.3	4.3	4.3
Forfeiture rate (based on historical rates)	5%	5%	5%	5%

As of December 31, 2011, the total compensation cost related to the unvested stock awards not yet recognized was $5.7 million, which will be recognized over a weighted average period of approximately 2 years.

No cash was used by us to settle equity instruments granted under share-based compensation arrangements.

We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the three and six months ended December 31, 2011, cash in the amount of $3.0 million and $10.2 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2011 from the exercise of options eligible for a tax deduction was $0.4 million and $0.8 million, respectively.

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

Deferred Stock Units (DSUs) and Performance Stock Units (PSUs)

During the three and six months ended December 31, 2011, we granted 6,760 and 7,023 deferred stock units (DSUs), respectively, to certain nonemployee directors (DSUs granted during the three and six months ended December 31, 2010—4,721 and 4,878). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.

We did not grant any PSUs under the Fiscal 2011 Long Term incentive Plan (LTIP 4) or the Fiscal 2010 Long Term Incentive Plan (LTIP 3) during the three and six months ended December 31, 2011. During the three and six months ended December 31, 2010, we granted 264,834 PSUs, respectively, under LTIP 4 and nil under LTIP 3. Awards achieved under the LTIP 3 and LTIP 4 will be settled over the three-year period ending June 30, 2012 and June 30, 2013, respectively.

Restricted Stock Awards (RSAs)

On July 21, 2009, we granted, as part of our acquisition of Vignette, 574,767 Open Text restricted stock awards (RSAs) to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009, and a portion was allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

Long-Term Incentive Plans

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

PSUs granted under the LTIP equity plans (LTIP 3 and 4) have been measured at fair value as of the effective date, consistent with ASC Topic 718 and will be charged to share-based compensation expense over the remaining life of the plan. During the three and six months ended December 31, 2011, $2.4 million and $6.3 million, respectively, has been charged to share-based compensation expense on account of the LTIP equity plans (three and six months ended December 31, 2010—$1.9 million and $3.4 million, respectively).

Employee Share Purchase Plan (“ESPP”)

During the three and six months ended December 31, 2011, cash in the amount of approximately $0.4 million and $1.0 million respectively, was received from employees that will be used to purchase Common Shares in future periods (three and six months ended December 31, 2010—$0.3 million and $0.6 million, respectively).

NOTE 13—INCOME TAXES

Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

In the current quarter we changed our accounting policy regarding the classification of interest and penalties related to liabilities for income tax expense. Upon adoption of FIN 48 we had elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. During the quarter ended December 31, 2011 we have elected to classify interest and penalties related to liabilities for income tax expense under the “Income Tax Expense (Recovery)” line (See note 1) of our Condensed Consolidated Statements of Income.

For the three and six months ended December 31, 2011, we recognized the following amounts as income tax related interest and penalties:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Interest expense (income)	$4,897	$337	$6,459	$2,233
Penalties (recovery)	(7,279)	(318)	(7,241)	(215)

Total	$(2,382)	$19	$(782)	$2,018

As of December 31, 2011 and June 30, 2011 the following amounts have been accrued on account of income tax related interest and penalties:

	As of December 31, 2011	As of June 30, 2011
Interest accrued	$16,059	$10,290

Penalties accrued	$7,873	$15,771

Included in the accrual balances as of December 31, 2011, are accrued interest and penalties of $0.1 million and nil, respectively, relating to the acquisition of Global 360 (see note 17).

We believe that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2011 could decrease tax expense in the next 12 months by approximately $3.0 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions and the expiration of competent authority relief.

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

We have not provided for foreign withholding taxes or deferred income tax liabilities to the extent they may apply for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries since we do not currently expect to repatriate such earnings. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2011:

		Fair Market Measurements using:
	December 31, 2011	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (liabilities) (note 15)	$(1,093)	$n/a	$(1,093)	$n/a

	$(1,093)	$n/a	$(1,093)	$n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2011, no indications of impairment were identified and therefore no fair value measurements were required.

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Forward Contracts

In July 2010, we entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of the payroll expenses that are expected to be paid by our Canadian subsidiary. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that get incurred from our centralized Canadian operations, and are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2011, is recorded within “Accounts payable and accrued liabilities”.

As of December 31, 2011, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2011—$16.8 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the three and six months ended December 31, 2011, were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 14)

Derivatives	Balance Sheet Location	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	$(1,093)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended December 31, 2011	Six months ended December 31, 2011		Three months ended December 31, 2011	Six months ended December 31, 2011		Three months ended December 31, 2011	Six months ended December 31, 2011
Foreign currency forward contracts	$3,403	$(2,252)	Operating expenses	$(902)	$643	N/A	$—	$—

NOTE 16—SPECIAL CHARGES

Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Fiscal 2012 Restructuring Plan	$1,441	$—	$8,125	$—
Fiscal 2011 Restructuring Plan	(5)	1,671	974	1,671
Fiscal 2010 Restructuring Plan	4	662	(14)	3,857
Acquisition-related costs	1,081	1,128	1,896	1,128
Other charges	2,700	—	1,345	—

Total	$5,221	$3,461	$12,326	$6,656

Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

Fiscal 2012 Restructuring Plan

In the first quarter of Fiscal 2012, we began to implement restructuring activities to streamline our operations (Fiscal 2012 restructuring plan). These charges currently relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2012 restructuring plan, including the consolidation of certain excess facilities, as we finalize the detailed plans of these restructuring actions. As of December 31, 2011, we expect total costs to be incurred in conjunction with the Fiscal 2012 restructuring plan to be approximately $16.0 million, of which $8.1 million of costs have already been recorded within Special charges to date.

The recognition of these workforce reduction and facility consolidation charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2011 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$—	$—	$—
Accruals and adjustments	8,045	80	8,125
Cash payments	(4,638)	(8)	(4,646)
Foreign exchange	(306)	1	(305)

Balance as of December 31, 2011	$3,101	$73	$3,174

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

A reconciliation of the beginning and ending liability for the six months ended December 31, 2011 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$3,570	$1,368	$4,938
Accruals and adjustments	942	32	974
Cash payments	(3,003)	(508)	(3,511)
Foreign exchange	(136)	(15)	(151)

Balance as of December 31, 2011	$1,373	$877	$2,250

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

Since the inception of the Fiscal 2010 restructuring plan, $41.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2011 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$1,439	$390	$1,829
Accruals and adjustments	(14)	—	(14)
Cash payments	(455)	(318)	(773)
Foreign exchange	(630)	(6)	(636)

Balance as of December 31, 2011	$340	$66	$406

Acquisition-related costs

Included within Special charges for the three months ended December 31, 2011 are costs incurred directly in relation to acquisitions in the amount of $0.3 million and costs relating to financial advisory, legal and valuation services necessary to integrate acquisitions into our organization, in the amount of $0.8 million.

Included within Special charges for the six months ended December 31, 2011 are costs incurred directly in relation to acquisitions in the amount of $1.1 million and costs relating to financial advisory, legal and valuation services necessary to integrate acquisitions into our organization, in the amount of $0.8 million.

Other charges

Included within Special charges for the three months ended December 31, 2011 is $2.7 million related to the write-off of debt issuance costs, associated with our old term loan, that was repaid after we entered into an Amended and Restated Credit agreement on November 9, 2011 (see note 10).

In addition to the “Other charges” incurred during the three months ended December 31, 2011, included within Special charges for the six months ended December 31, 2011 is: (i) a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, and (ii) a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period.

NOTE 17—ACQUISITIONS

Fiscal 2012

System Solutions Australia Pty Limited (MessageManager)

On October 31, 2011, we acquired MessageManager, a software company based in Sydney, Australia. MessageManager specializes in Fax over Internet Protocol (FoIP). Total consideration for MessageManager was $3.3 million, comprised of $2.7 million paid in cash (inclusive of $1.2 million of cash acquired), and $0.6 million currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The fair value of the acquired assets and liabilities is provisional, pending any adjustments related to potential unrecorded liabilities and any tax related impacts on the valuation of these items.

Acquisition related costs for MessageManager included in Special charges in the Condensed Consolidated Statements of Income for the three months ended December 31, 2011 was $0.06 million.

The results of operations of MessageManager have been consolidated with those of Open Text beginning October 31, 2011.

Operitel Corporation

On September 1, 2011, we acquired Operitel, a software company based out of Peterborough, Ontario, Canada. Operitel specializes in building enterprise “Learning Portal” solutions. Total consideration for Operitel was approximately $7.2 million, comprised of $6.3 million paid in cash, inclusive of $0.4 million which has been paid in to escrow, an additional $0.8 million currently held back and unpaid and $0.1 million which has been accrued for as of December 31, 2011 and will be paid in January 2012 in accordance with the purchase agreement. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

Acquisition related costs for Operitel included in Special charges in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011 were nil and $0.09 million, respectively.

The results of operations of Operitel have been consolidated with those of Open Text beginning September 1, 2011.

Global 360 Holding Corp.

On July 13, 2011, we acquired Global 360, a software company based in Dallas, Texas. Global 360 offers case management and document-centric business process management (BPM) solutions. The acquisition of Global 360 for $256.6 million in cash adds complementary BPM software to our ECM Suite. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of operations of Global 360 have been consolidated with those of Open Text beginning July 13, 2011.

The following tables summarize the consideration paid for Global 360 and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$256,597

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended December 31, 2011	$200

for the six months ended December 31, 2011	$924

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 13, 2011, are set forth below:

Current assets (inclusive of cash acquired of $10,944)	$38,249
Non-current assets	6,289
Intangible customer assets	58,100
Intangible technology assets	40,600
Total liabilities assumed	(88,575	)*

Total identifiable net assets	54,663
Goodwill	201,934

	$256,597

*	Included in total liabilities assumed is approximately $24.3 million of deferred revenue.

As set forth in the purchase agreement, $34.2 million of the total cash consideration was paid and held by an escrow agent for indemnification purposes. Of this amount $2.1 million was paid to Open Text during the three months ended December 31, 2011 on account of finalization of the closing balance sheet.

No portion of the goodwill recorded upon the acquisition of Global 360 is expected to be deductible for tax purposes.

The fair value of current assets acquired includes accounts receivable with a fair value of $11.9 million. The gross amount receivable was $12.8 million. As of December 31, 2011, $0.9 million of this receivable was expected to be uncollectible.

The amount of Global 360’s revenues and net income included in Open Text’s Consolidated Statements of Income for the three and six months ended December 31, 2011, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2010, are set forth below:

	Revenues	Net Loss*
Actual from October 1, 2011 to December 31, 2011	$19,918	$(1,158)
Actual from July 13, 2011 to December 31, 2011	$38,213	$(5,035)

	Three months ended December 31,			Six months ended December 31,
	2011		2010	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$	N/A	$292,960	$611,838	$533,139
Net income**	$	N/A	$35,168	$77,847	$54,033

*	Included within net loss for the period from October 1, 2011 to December 31, 2011 are $5.1 million of amortization charges relating to the allocated values of intangible assets and $0.4 million of restructuring charges included within Special charges (note 16). Included within net loss for the period from July 13, 2011 to December 31, 2011 are $9.5 million of amortization charges relating to the allocated values of intangible assets and $3.8 million of restructuring charges included within Special charges (note 16).
**	Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all the periods reported above.

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.

NOTE 18—GUARANTEES AND CONTINGENCIES

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2012— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$705,219	$26,471	$124,714	$137,006	$417,028
Operating lease obligations*	145,935	14,207	48,393	34,187	49,148
Purchase obligations	1,653	795	785	73	—

	$852,807	$41,473	$173,892	$171,266	$466,176

*	Net of $3.7 million of sublease income to be received from properties which we have subleased to other parties.

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

Litigation

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20-50. Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”. As of the date of this filing on our Form 10-Q, for the quarter ended December 31, 2011, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,139	$2,057	$3,721	$4,307
Cash received during the period for interest	$290	$299	$442	$539
Cash paid during the period for income taxes	$7,891	$4,444	$8,657	$4,891

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

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Basic earnings per share
Net income	$47,443	$37,110	$82,429	$58,781

Basic earnings per share	$0.82	$0.65	$1.43	$1.03

Diluted earnings per share
Net income	$47,443	$37,110	$82,429	$58,781

Diluted earnings per share	$0.81	$0.64	$1.41	$1.01

Weighted average number of shares outstanding
Basic	57,846	57,019	57,642	56,950
Effect of dilutive securities	826	1,069	1,005	1,057

Diluted	58,672	58,088	58,647	58,007

Excluded as anti-dilutive*	189	347	137	271

*	Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 21—RELATED PARTY TRANSACTIONS

Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our board of directors (The Board) and the transaction approved by a majority of the independent members of our Board. The Board reviews all transactions wherein we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.

During the six months ended December 31, 2011, Mr. Stephen Sadler, a director, earned approximately $0.7 million (six months ended December 31, 2010—$0.3 million), in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

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

Certain statements in this report may contain words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would” and other similar language and are considered forward-looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.

The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our Condensed Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Form 10-Q.

All percentage comparisons made herein generally refer to the three and six months ended December 31, 2011 compared with the three and six months ended December 31, 2010, unless otherwise noted.

Where we say “we”, “us”, “our”, “Open Text” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

BUSINESS OVERVIEW

Open Text

We are an independent company providing Enterprise Content Management (ECM) software solutions. ECM is the set of technologies used to capture, manage, store, preserve, find and retrieve structured and unstructured content. We focus solely on ECM software solutions with a view to being recognized as “The Content Experts” in the software industry. We endeavor to be at the leading edge of content management technology by regularly upgrading and improving our product offerings. We have endeavored to achieve this objective internally and through acquisitions of companies that own technologies we feel will benefit our clients.

Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 4,600 people worldwide.

Quarterly Highlights and Features:

Highlights and features of our operating results for the three months ended December 31, 2011 include:

•	Total revenues increased by 20.2% on a quarter over quarter basis to $321.5 million

•	License revenues increased by 13.3% on a quarter over quarter basis to $89.7 million

•	Customer support revenues increased by 20.9% on a quarter over quarter basis to $165.4 million

•	Service and other revenues increased by 28.7% on a quarter over quarter basis to $66.4 million

Other highlights and features were as follows:

•

Effective January 2, 2012, Mr. John Shackleton retired from Open Text as President and Chief Executive Officer, with Mr. Mark Barrenechea appointed to take his place. Mr. Barrenechea has over 20 years of executive management and leadership experience in the high-technology industry. Prior to joining Open Text, Mr. Barrenechea served as the President and Chief Executive Officer at Silicon Graphics International Corp., a provider of computing, server, storage, data center and cloud computing solutions and professional services.

•

On November 9, 2011, we entered into a $700 million amended and restated credit agreement (the Agreement). The Agreement provides for a $600 million term loan facility and a $100 million committed revolving credit facility. On the day we entered into the Agreement, we borrowed $600 million from the term loan and used a portion of the proceeds to repay all of our previously outstanding long-term debt. For more details regarding this financing agreement, see note 10.

•	In October 2011, we acquired Systems Solutions Australia Pty Limited (MessageManager), a software company that specializes in Fax over Internet Protocol. See “Acquisitions” below for more details.

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

During the fiscal year ending June 30, 2012 (Fiscal 2012) we have continued our acquisition activity with the following acquisitions:

System Solutions Australia Pty Limited (MessageManager)

On October 31, 2011, we acquired System Solutions Australia Pty Limited, which is the sole shareholder of MessageManager Solutions Pty Limited, a software company based in Sydney, Australia. MessageManager specializes in Fax over Internet Protocol. Total consideration for MessageManager was approximately $3.3 million, comprised of $2.7 million paid in cash, and approximately $0.6 million currently held back and unpaid in accordance with the purchase agreement.

Operitel Corporation (Operitel)

On September 1, 2011, we acquired Operitel Corporation (Operitel), a software company based in Peterborough, Ontario, Canada, specializing in Learning Management Systems (LMS) and Enterprise Learning Portals. The acquisition adds strong e-learning capabilities to our solutions. Operitel’s solutions include social and mobile learning management and capabilities that integrate with Microsoft® SharePoint. Total purchase consideration for this acquisition was approximately $7.2 million, subject to customary purchase price and holdback adjustments.

Global 360 Holding Corp. (Global 360)

On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a provider of “process and case management” solutions headquartered in Dallas, Texas. The acquisition continues our expansion into the business process management (BPM) market, and adds to our pool of technology, as well as giving us new capabilities in the field of “dynamic case management”. During the three months ended December 31, 2011, we received $2.1 million back from escrow, in accordance with the purchase agreement, on account of finalization of the closing balance sheet. Total purchase consideration for this acquisition was approximately $256.6 million.

For the three and six months ended December 31, 2011, Global 360 contributed approximately $19.9 and $38.2 million, respectively, to our consolidated revenues.

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

Outlook for the remainder of Fiscal 2012

We believe that we have a strong position in the ECM market and that the market for content solutions remains generally stable. We think that our diversified geographic profile helps strengthen our position, in that approximately half of our revenues are generated from outside of North America which helps to reduce the impact from a “downturn” in any one specific region. Additionally, we believe that our focus on compliance based products also helps to partially insulate us from any “downturns” in the macroeconomic environment. We also believe we have a strong position in the ECM market as over 50% of our revenues are from customer support revenues, which are generally a recurring source of income, and we expect this trend to continue.

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

Results of Operation

Revenues

Revenues by Product Type and Geography:

The following tables set forth our revenues by product and as a percentage of total revenues as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:

Revenue by product type

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
License	$89,703	$79,204	$10,499	$154,731	$121,850	$32,881
Customer support	165,386	136,702	28,684	327,383	266,459	60,924
Services and Other	66,367	51,582	14,785	127,388	96,584	30,804

Total	$321,456	$267,488	$53,968	$609,502	$484,893	$124,609

	Three months ended December 31,		Six months ended December 31,
(% of total revenues)	2011	2010	2011	2010
License	27.9%	29.6%	25.4%	25.1%
Customer support	51.4%	51.1%	53.7%	55.0%
Services and Other	20.7%	19.3%	20.9%	19.9%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Geography

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
Americas*	$169,044	$139,407	$29,637	$318,220	$259,618	$58,602
EMEA**	127,987	113,124	14,863	245,131	195,164	49,967
Asia Pacific	24,425	14,957	9,468	46,151	30,111	16,040

Total	$321,456	$267,488	$53,968	$609,502	$484,893	$124,609

	Three months ended December 31,		Six months ended December 31,
% of total revenues	2011	2010	2011	2010
Americas	52.6%	52.1%	52.2%	53.5%
EMEA	39.8%	42.3%	40.2%	40.2%
Asia Pacific	7.6%	5.6%	7.6%	6.3%

Total	100.0%	100.0%	100.0%	100.0%

*	Americas primarily consists of countries in North America and Latin America.
**	EMEA primarily consists of countries in Europe and United Arab Emirates.

License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions.

License revenues increased by $10.5 million in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in license revenues is geographically attributable to an increase in Americas of $4.7 million, an increase in license sales in Asia Pacific of $4.1 million and an increase in EMEA license sales of $1.7 million.

License revenues increased by $32.9 million in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The increase in license revenues is geographically attributable to an increase in license sales in Americas of $15.4 million, an increase in EMEA license sales of $12.6 million and the remainder due to Asia Pacific geographies.

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

Customer support revenues increased by $28.7 million in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The increase in customer support revenues was attributable to an increase in customer support sales in Americas of $15.0 million, an increase in EMEA customer support sales of $10.3 million and the remainder $3.4 million of the change due to sales generated in Asia Pacific.

Customer support revenues increased by $60.9 million in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The increase in customer support revenues was attributable to an increase in customer support sales in Americas of $27.2 million, an increase in EMEA customer support sales of $26.4 million and the remainder $7.3 million of the change due to sales generated in Asia Pacific.

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

Service and other revenues increased by $14.8 million in the three months ended December 31, 2011 as compared to the same period in the prior fiscal year. Geographically, the increase is due to an increase in revenues in Americas of $10.0 million, an increase in revenues from EMEA of $3.0 million and the remaining $1.8 million of the change due to increased revenues generated in geographies from Asia Pacific.

Service and other revenues increased by $30.8 million in the six months ended December 31, 2011 as compared to the same period in the prior fiscal year. Geographically, the increase is due to an increase in revenues in Americas of $16.0 million, an increase in revenues from EMEA of $10.9 million and the remaining $3.9 million of the change due to increased revenues generated in geographies from Asia Pacific.

Cost of Revenues and Gross Margin by Product Type

The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
License	$5,370	$5,463	$(93)	$9,368	$8,965	$403
Customer Support	28,468	21,542	6,926	54,737	40,898	13,839
Service and Other	50,604	41,158	9,446	100,955	76,271	24,684
Amortization of acquired technology-based intangible assets	21,253	16,420	4,833	42,043	31,847	10,196

Total	$105,695	$84,583	$21,112	$207,103	$157,981	$49,122

	Three months ended December 31,		Six months ended December 31,
Gross Margin	2011	2010	2011	2010
License	94.0%	93.1%	93.9%	92.6%
Customer Support	82.8%	84.2%	83.3%	84.7%
Service and Other	23.8%	20.2%	20.7%	21.0%

Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.

Cost of license revenues and gross margins on license revenues have remained relatively stable over the three and six months ended December 31, 2011 as compared to the same period in the prior fiscal year.

Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

Cost of customer support revenues increased by $6.9 million during the three months ended December 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in direct labor costs of $4.6 million and direct costs of $1.2 million associated with the corresponding increase in customer support revenues. The remainder of the change was due to other miscellaneous expenses.

Cost of customer support revenues increased by $13.8 million during the six months ended December 31, 2011 as compared to the same period in the prior fiscal year primarily due to an increase in direct labor costs of $9.3 million and direct costs of $1.9 million associated with the corresponding increase in customer support revenues. The remainder of the change was due to other miscellaneous expenses.

Cost of service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

Cost of services and other revenues increased by $9.4 million in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, primarily as a result of an increase in direct labor and other labor related costs of $5.6 million and direct costs of $1.9 million associated with an increase in service and other revenues. Travel costs have also increased by approximately $1.3 million, in part due to our growth in geographies outside of North America. Additionally, costs related to “Content World”, a user conference hosted by Open Text annually, were up by approximately $0.4 million over the same period in the prior fiscal year. The remainder of the change was due to other miscellaneous expenses.

Cost of services and other revenues increased by $24.7 million in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, primarily as a result of an increase in direct labor and other labor related costs of $14.1 million and direct costs of $6.7 million associated with an increase in service and other revenues. Travel costs have also increased by approximately $2.4 million, in part due to our growth in geographies outside of North America. Additionally, costs related to “Content World”, a user conference hosted by Open Text annually, were up by approximately $0.4 million over the same period in the prior fiscal year. The remainder of the change was due to other miscellaneous expenses.

Gross margin on cost of services and other revenues have increased in the three months ended December 31, 2011 as we are seeing the results of investments we made in prior quarters, which was to spend more on developing internal resources in geographies outside of North America, start to align with our revenue growth. Previously our margins were negated by the costs we incurred in developing our internal resources as well as costs we incurred for subcontracting and travel costs necessary during the transition period.

Amortization of acquired technology-based intangible assets increased by $4.8 million and $10.2 million, respectively, during the three and six months ended December 31, 2011, due to the increase in intangible assets on account of acquisitions during Fiscal 2011 and 2012.

Operating Expenses

The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

	Three months ended December 31,		Change/ increase (decrease)	Six months ended December 31,		Change/ increase (decrease)
(In thousands)	2011	2010		2011	2010
Research and development	$42,652	$34,268	$8,384	$86,110	$65,231	$20,879
Sales and marketing	68,451	58,603	9,848	133,331	102,783	30,548
General and administrative	25,126	19,478	5,648	50,887	39,288	11,599
Depreciation	5,634	5,258	376	10,892	10,133	759
Amortization of acquired customer-based intangible assets	13,445	9,256	4,189	26,486	18,057	8,429
Special charges	5,221	3,461	1,760	12,326	6,656	5,670

Total	$160,529	$130,324	$30,205	$320,032	$242,148	$77,884

	Three months ended December 31,		Six months ended December 31,
(in % of total revenues)	2011	2010	2011	2010
Research and development	13.3%	12.8%	14.1%	13.5%
Sales and marketing	21.3%	21.9%	21.9%	21.2%
General and administrative	7.8%	7.3%	8.3%	8.1%
Depreciation	1.8%	2.0%	1.8%	2.1%
Amortization of acquired customer-based intangible assets	4.2%	3.5%	4.3%	3.7%
Special charges	1.6%	1.3%	2.0%	1.4%

Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offerings. The primary driver is typically budgeted software upgrades and software development.

Research and development expenses increased by $8.4 million during the three months ended December 31, 2011 as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in direct labor and labor-related benefits and expenses of approximately $6.3 million and an increase in facility-related costs of approximately $0.7 million. The remainder of the difference is related to miscellaneous changes.

Research and development expenses increased by $20.9 million during the six months ended December 31, 2011 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in direct labor and labor-related benefits and expenses of $16.6 million and an increase in facility- related costs of approximately $1.6 million. The remainder of the difference is related to miscellaneous changes.

Overall, our research and development expenses, as a percentage of total revenues, have remained relatively stable at approximately 13.3% for the three months ended December 31, 2011 and 14.1% for the six months ended December 31, 2011.

Headcount at December 31, 2011 related to development activities increased by 48 employees compared to December 31, 2010.

Our expectation for Fiscal 2012 is that research and development expenses will be in the range of 14% – 16% of total revenues.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Sales and marketing expenses increased by $9.8 million during the three months ended December 31, 2011 compared to the same period in the prior fiscal year. The increase is primarily due to an increase in direct labor and labor-related benefits and expenses of $7.2 million, an increase in travel costs of approximately $0.8 million and an increase in tradeshows and sales and user conferences of approximately $1.3 million. The remainder of the difference is primarily due to changes in other miscellaneous sales and marketing-related expenses.

Sales and marketing expenses increased by $30.5 million during the six months ended December 31, 2011 compared to the same period in the prior fiscal year. The increase is primarily due to an increase in direct labor and labor-related benefits and expenses of $23.0 million, an increase in travel costs of approximately $2.4 million and an increase in tradeshows and sales and user conferences of approximately $2.2 million. The remainder of the difference is primarily due to changes in other miscellaneous sales and marketing-related expenses.

Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 22% for the three and six months ended December 31, 2011.

Headcount at December 31, 2011 related to sales and marketing activities increased by 143 employees compared to December 31, 2010.

Our expectation for Fiscal 2012 is that sales and marketing expenses will be in the range of 21% – 23% of total revenues.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

General and administrative expenses increased by $5.6 million during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to an increase in direct labor and labor-related benefits and expenses of $5.2 million. The remainder of the increase is attributable to other miscellaneous expenses.

General and administrative expenses increased by $11.6 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily due to an increase in direct labor and labor-related benefits and expenses of $7.6 million, and other professional fees of $1.0 million. The remainder of the increase is attributable to other miscellaneous expenses.

Overall, our general and administrative expenses, as a percentage of total revenues, have remained relatively stable at approximately 8% for the three months and the six months ended December 31, 2011.

Headcount at December 31, 2011 related to general and administrative activities increased by 53 employees compared to December 31, 2010.

Our expectation for Fiscal 2012 is that general and administrative expenses will be in the range of 8% –10% of total revenues.

Depreciation expenses increased slightly by $0.38 million and $0.76 million, respectively, in the three and six months ended December 31, 2011 as a result of capital asset additions.

Amortization of acquired customer-based intangible assets increased by $4.2 million and $8.4 million, respectively, due to an increase in intangible assets resulting from acquisitions made during Fiscal 2011 and Fiscal 2012.

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

Special charges increased by $1.8 million and $5.7 million, respectively, for the three and six months ended December 31, 2011 as compared to the same period in the prior fiscal year primarily due to new restructuring activities that were implemented in the first quarter of Fiscal 2012 (Fiscal 2012 restructuring plan) and on account of additional acquisition-related costs. For more details on Special charges, see note 16 to our condensed consolidated financial statements.

Net other income relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses).

For the three and six months ended December 31, 2011, foreign exchange impacts caused net other income to increase by approximately $9.0 million and $16.6 million, respectively, which is attributable almost entirely to the increase in other income during the periods.

Net interest expense primarily consists of cash interest paid and accrued on our debt facilities offset by interest income earned on our cash and cash equivalents.

Net interest expense increased by $1.5 million for the three months ended December 31, 2011, as compared to the same period in the prior fiscal year. The increase was primarily due to interest incurred on the new debt financing agreement we entered into on November 9, 2011. For more details see note 10.

Provision for (recovery of) income taxes: The tax expense remained relatively consistent during the three months ended December 31, 2011 as compared to the same period in the prior fiscal year.

The net decrease from a $17.9 million tax expense for the six months ended December 31, 2010 to a tax expense of $5.5 million for the six months ended December 31, 2011 is primarily due to “one-time” tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries and functional currency election filed by the Canadian entity in the quarter, together with an increase in income taxes due to an increase in “net income before income taxes” over the comparative periods. For more details, see note 13.

The internal reorganization was initiated by us in Fiscal 2010 for the following reasons: (i) to consolidate our intellectual property within certain jurisdictions, (ii) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, (iii) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and (iv) to simplify the management of our intellectual property ownership.

Although we are exposed to various foreign tax rates, which can be significant, the impact of foreign jurisdictions on our effective tax rates have been consistent year over year in proportion to our total income and did not have a significant impact on the overall decrease in our tax expense for the three or six months ended December 31, 2011. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to the United States, Luxembourg and Germany.

Liquidity and Capital Resources

The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Six months ended December 30,		Change/ increase (decrease)
(In thousands)	2011	2010
Cash provided by operating activities	$90,046	$88,937	$1,109
Cash used by investing activities	$(270,926)	$(75,285)	$(195,641)
Cash provided by (used in) financing activities	$317,091	$(9,173)	$326,264

Cash flows provided by operating activities

Cash flows from operating activities increased by $1.1 million during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 on account of an increase in net income of $44.4 million, before the impact of non cash adjustments, and was offset by a decrease in operating assets and liabilities of $43.3 million.

The decrease in operating assets and liabilities of $43.3 million was primarily due to decreases of (i) $33.0 million relating to a lower deferred revenue balance, (ii) $14.0 million relating to changes in income taxes payable and deferred charge balances and (iii) $9.7 million relating to a higher accounts receivable balance. The decreases were partially offset by an increase of (i) $8.7 million relating to changes in prepaid and other assets balance, and (ii) $4.5 million relating to changes in accounts payable balance. The remainder of the change is related to other miscellaneous activities.

Cash used in investing activities

Our cash used in investing activities are primarily on account of business acquisitions.

Cash flows used in investing activities increased by $195.6 million during the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 primarily due to an increase in acquisition related spending. Of this increase, Global 360 accounted for $245.7 million, Operitel accounted for $6.3 million and MessageManager accounted for $1.5 million (compared to acquisition purchases of $57.2 million in Fiscal 2011). The remainder of the change in investing activities is related to other miscellaneous investing activities.

Cash flows from financing activities

Our cash flows from financing activities consist of debt financing and amounts received from options exercised for Common Shares by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.

Cash flows provided by financing activities increased by $326.3 million in the six months ended December 31, 2011 compared to the six months ended December 31, 2010, primarily due to a new debt financing agreement we entered into in November 2011, in which we borrowed $600 million from certain financial institutions (see note 10). The proceeds from the Term Loan and Revolver of $648.5 million were partially offset by repayments of our previously outstanding long-term debt and revolver of $333.9 million, of which $332.9 million was paid on November 9, 2011 from the proceeds of the Term Loan. In addition, associated with the new debt financing agreement, we incurred approximately $9.3 million of debt issuance costs, which will be amortized over the term of the loan (see note 7). We also saw an increase in cash proceeds from the exercise of stock options by our employees in the amount of $6.7 million. The remainder of the change in financing activities is primarily due to the absence of Treasury Stock repurchases during the six months ended December 31, 2011 as compared to repurchases made during the prior fiscal year.

Restrictions on cash

We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on the Company’s overall liquidity, financial condition or results of operations.

Long-term Debt and Credit Facilities

Term loan

On November 9, 2011, we entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver) together referred to as the credit facility.

On the same day that we entered into the Agreement, we borrowed $600 million under the Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $332.9 million. As of the time of this filing, we have not made any borrowings under the Revolver.

The Term Loan has a 5 year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Our first quarterly scheduled principal payment is approximately $7.5 million and is due during the third quarter of Fiscal 2012. The Term loan bears interest at a floating rate of LIBOR plus 2.50%.

The material financial covenants under the credit facility are that:

•

We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our “trailing twelve months” net income before interest, taxes, depreciation amortization, restructuring, share-based compensation and other miscellaneous charges, all defined as “EBITDA” as per the Agreement; and

•

We must maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our consolidated EBITDA over our consolidated interest expense.

As of December 31, 2011, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, please see note 10.

Mortgage

In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended for a period of 12 months and is now open to Open Text to pay all or a portion of the mortgage prior to July 1, 2012. As of December 31, 2011, the carrying value of the mortgage was $11.7 million.

We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, and operating needs for the next 12 months. However, any material acquisition-related activities may require additional sources of financing.

Pensions

As part of the acquisition of Captaris in October 2008, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of December 31, 2011, our total unfunded pension plan obligation was $17.8 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course. For a detailed discussion see note 11 “Pension Plans and Other Post Retirement Benefits” to our condensed consolidated financial statements.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2012— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$705,219	$26,471	$124,714	$137,006	$417,028
Operating lease obligations*	145,935	14,207	48,393	34,187	49,148
Purchase obligations	1,653	795	785	73	—

	$852,807	$41,473	$173,892	$171,266	$466,176

*	Net of $3.7 million of sublease income to be received from properties which we have subleased to other parties

The long-term debt obligations are comprised of interest and principal payments on our Term Loan, and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 for more details regarding our long-term debt.

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

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. We believe that none of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

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

During the three months ended December 31, 2011 we made a change in our accounting policy to classify both interest and penalties relating to liabilities for income taxes under the ‘Provision for (recovery of) income taxes’ line of our Condensed Consolidated Statements of Income. For more details, see note 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to market risks associated with fluctuations in interest rates on our term loan and foreign currency exchange rates.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of December 31, 2011, we had an outstanding balance of $600 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of December 31, 2011, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $6.0 million, assuming that the loan balance as of December 31, 2011 is outstanding for the entire period.

Foreign currency risk

Our reporting currency is the U.S dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of December 31, 2011, this balance represented approximately 22% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 2%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at December 31, 2011, a one cent change in the Canadian dollar to United States dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.19	Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011 (1)

10.20	Employment Agreement, effective January 2, 2012, between Mark Barrenechea and the Company* (2)

10.21	Consulting Letter Agreement between Open Text Corporation and John Shackleton, dated January 2, 2012* (3)

18.1	Preferability letter dated February 2, 2012 from the Company’s auditors, KPMG LLP, regarding a change in the Company’s accounting policy relating to the income statement classification of tax related interest and penalties

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation

*	Indicates management contract relating to compensatory plans or arrangements
(1)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference
(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on December 16, 2011 and incorporated herein by reference
(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on January 6, 2012 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN TEXT CORPORATION

Date: February 2, 2012	By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer (Principal Financial Officer)

/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)