Form 10-Q
period 2012-03-31
OPEN TEXT CORP
filed 2012-05-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27544
______________________
OPEN TEXT CORPORATION
(Exact name of registrant as specified in its charter)
______________________

CANADA	98-0154400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1
(Address of principal executive offices)
(519) 888-7111
(Registrant’s telephone number, including area code)
______________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 25, 2012, there were 58,148,365 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$508,906	$284,140
Accounts receivable trade, net of allowance for doubtful accounts of $6,635 as of March 31, 2012 and $5,424 as of June 30, 2011 (note 3)	176,095	154,568
Income taxes recoverable (note 13)	17,054	18,911
Prepaid expenses and other current assets	45,474	29,678
Deferred tax assets (note 13)	20,433	27,861
Total current assets	767,962	515,158
Capital assets (note 4)	80,723	77,825
Goodwill (note 5)	1,040,394	832,481
Acquired intangible assets (note 6)	347,254	344,995
Deferred tax assets (note 13)	81,472	42,737
Other assets (note 7)	27,513	19,359
Deferred charges (note 8)	70,854	54,989
Long-term income taxes recoverable (note 13)	53,870	44,819
Total assets	$2,470,042	$1,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$128,306	$126,249
Current portion of long-term debt (note 10)	41,852	15,545
Deferred revenues	291,348	254,531
Income taxes payable (note 13)	20,387	18,424
Deferred tax liabilities (note 13)	2,207	624
Total current liabilities	484,100	415,373
Long-term liabilities:
Accrued liabilities (note 9)	14,339	13,727
Deferred credits (note 8)	7,122	6,878
Pension liability (note 11)	21,001	18,478
Long-term debt (note 10)	562,500	282,033
Deferred revenues	12,140	11,466
Long-term income taxes payable (note 13)	157,697	101,434
Deferred tax liabilities (note 13)	34,849	43,529
Total long-term liabilities	809,648	477,545
Shareholders’ equity:
Share capital (note 12)
58,148,365 and 57,301,812 Common Shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively; Authorized Common Shares: unlimited	632,855	614,279
Additional paid-in capital	90,352	74,301
Accumulated other comprehensive income	45,489	60,470
Retained earnings	434,097	316,894
Treasury stock, at cost (572,413 shares at March 31, 2012 and 572,413 shares at June 30, 2011, respectively)	(26,499)	(26,499)
Total shareholders’ equity	1,176,294	1,039,445
Total liabilities and shareholders’ equity	$2,470,042	$1,932,363
Guarantees and contingencies (note 18)
Related party transactions (note 21)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
License	$60,957	$67,794	$215,688	$189,644
Customer support	166,057	143,126	493,440	409,585
Service and other	65,333	52,037	192,721	148,621
Total revenues	292,347	262,957	901,849	747,850
Cost of revenues:
License	4,549	3,772	13,917	12,737
Customer support	27,987	22,699	82,724	63,597
Service and other	52,596	43,830	153,551	120,101
Amortization of acquired technology-based intangible assets (note 6)	21,264	17,677	63,307	49,524
Total cost of revenues	106,396	87,978	313,499	245,959
Gross profit	185,951	174,979	588,350	501,891
Operating expenses:
Research and development	41,738	41,324	127,848	106,555
Sales and marketing	69,572	61,132	202,903	163,915
General and administrative	21,999	23,323	72,886	62,611
Depreciation	5,427	5,917	16,319	16,050
Amortization of acquired customer-based intangible assets (note 6)	13,462	10,102	39,948	28,159
Special charges (note 16)	6,450	4,437	18,776	11,093
Total operating expenses	158,648	146,235	478,680	388,383
Income from operations	27,303	28,744	109,670	113,508
Other income (expense), net	(1,804)	3,078	10,145	(660)
Interest expense, net	(4,761)	(1,987)	(11,154)	(6,362)
Income before income taxes	20,738	29,835	108,661	106,486
Provision for (recovery of) income taxes (note 13)	(14,036)	(5,995)	(8,542)	11,875
Net income for the period	$34,774	$35,830	$117,203	$94,611
Net income per share—basic (note 20)	$0.60	$0.63	$2.03	$1.66
Net income per share—diluted (note 20)	$0.59	$0.61	$2.00	$1.63
Weighted average number of Common Shares outstanding—basic	58,038	57,133	57,765	57,010
Weighted average number of Common Shares outstanding—diluted	58,821	58,359	58,697	58,132
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income for the period	$117,203	$94,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	119,574	93,733
Share-based compensation expense	13,406	8,431
Excess tax benefits on share-based compensation expense	(2,710)	(1,577)
Pension expense	477	387
Amortization of debt issuance costs	1,166	1,012
Loss on sale and write down of capital assets	203	12
Deferred taxes	(21,092)	(10,789)
Impairment and other non cash charges	1,345	—
Changes in operating assets and liabilities:
Accounts receivable	(9,264)	4,538
Prepaid expenses and other current assets	(3,107)	124
Income taxes	10,181	21,820
Deferred charges and credits	(26,752)	(29,172)
Accounts payable and accrued liabilities	(21,352)	(22,022)
Deferred revenue	8,497	12,813
Other assets	(1,131)	(2,657)
Net cash provided by operating activities	186,644	171,264
Cash flows from investing activities:
Additions of capital assets	(21,381)	(26,536)
Purchase of patents	(193)	—
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	(1,738)	—
Purchase of Operitel Corporation, net of cash acquired	(6,391)	—
Purchase of Global 360 Holding Corp., net of cash acquired	(245,653)	—
Purchase of Stream Serve Inc., net of cash acquired	—	(57,221)
Purchase of weComm Limited, net of cash acquired	—	(20,198)
Purchase of Metastorm Inc., net of cash acquired	—	(168,657)
Purchase consideration for prior period acquisitions	(926)	(4,206)
Investments in marketable securities	—	(668)
Net cash used in investing activities	(276,282)	(277,486)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	2,710	1,577
Proceeds from issuance of Common Shares	18,336	9,384
Purchase of Treasury Stock	—	(12,499)
Proceeds from long-term debt and revolver	648,500	—
Repayment of long-term debt and revolver	(341,520)	(2,661)
Debt issuance costs	(9,834)	(29)
Net cash provided by (used in) financing activities	318,192	(4,228)
Foreign exchange gain (loss) on cash held in foreign currencies	(3,788)	22,005
Increase (decrease) in cash and cash equivalents during the period	224,766	(88,445)
Cash and cash equivalents at beginning of the period	284,140	326,192
Cash and cash equivalents at end of the period	$508,906	$237,747
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2012
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Open Text Corporation and our wholly owned subsidiaries, collectively referred to as “Open Text” or the “Company”. All inter-company balances and transactions have been eliminated.
These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of (i) System Solutions Australia Pty Limited (MessageManager), which was the sole shareholder of MessageManager Solutions Pty Limited, with effect from October 31, 2011, (ii) Operitel Corporation (Operitel), with effect from September 1, 2011, and (iii) Global 360 Holding Corp. (Global 360), with effect from July 13, 2011 (see note 17).
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
Change in Accounting Policy
Upon adoption of Accounting Standards Codification (ASC) Topic 740-10 “Income Taxes” (Topic 740-10) in the fiscal year ended June 30, 2007, we had elected to follow an accounting policy to classify interest related to liabilities for income taxes under the ‘Interest income (expense), net’ line and penalties related to liabilities for income taxes under the ‘Other income (expense)’ line in our Condensed Consolidated Statements of Income.
During the three months ended December 31, 2011, we elected to change this accounting policy to classify both interest and penalties relating to liabilities for income taxes in the ‘Provision for (recovery of) income taxes’ line in our Condensed Consolidated Statements of Income.
The revised classification is more appropriate under the circumstances for the following reasons:
1.    During the three months ended December 31, 2011, we entered into a new credit agreement (see note 10) which effectively doubled our bank-related borrowings. In the context of this event, we believe it is preferable for the ‘Interest income (expense), net’ line to be reflective of financial interest income and interest expense relating to borrowings.

2.    The revised policy is better aligned with the accounting policy followed by the Company’s publicly listed competitors and will lead to enhanced comparability with the Company’s publicly listed competitors.

3.    The internal reorganization of the Company’s international subsidiaries in the fiscal year ended June 30, 2010, to consolidate our international intellectual property in certain jurisdictions, and recent business acquisitions, have increased the complexity of determining the Company’s liability for income taxes in multiple jurisdictions and it is preferable to record the related interest and penalties associated with the liability for income taxes as a component of the “Provision for (recovery of) income taxes” line within our Condensed Consolidated Statements of Income.
As a result of this accounting policy change, certain prior period comparative figures have been adjusted to conform to current period presentation. 'Other income, net' was increased by approximately $0.2 million for the three months ended

March 31, 2011 and decreased by $0.04 million for the nine months ended March 31, 2011 from previously reported amounts. ‘Interest (expense), net’ was reduced by approximately $1.0 million and $3.2 million, respectively, for the three and nine months ended March 31, 2011 from previously reported amounts. The ‘Provision for income taxes’ was increased by approximately $1.2 million and $3.2 million, respectively, for the three and nine months ended March 31, 2011.
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.
Comprehensive income
The following table sets forth the components of comprehensive income for the reporting periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income for the period	$34,774	$35,830	$117,203	$94,611
Other comprehensive income—net of tax, where applicable:
Foreign currency translation adjustments	845	4,766	(11,127)	11,911
Unrealized gain (loss) on cash flow hedges	1,738	(178)	(332)	2,811
Unrealized gain on marketable securities	—	310	—	411
Actuarial loss relating to defined benefit pension plans	(3,316)	—	(3,522)	—
Comprehensive income for the period	$34,041	$40,728	$102,222	$109,744
NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES
Recent Accounting Pronouncements
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220)—Presentation of Comprehensive Income" (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (AOCI) in Accounting Standards Update No. 2011-05" (ASU 2011-12), which indefinitely defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and other comprehensive income (OCI) on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The ASU does not affect the main provision of ASU 2011-05.
ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of the fiscal year ending June 30, 2013 (Fiscal 2013) and will be applied retrospectively.
Fair Value Measurement and Disclosures
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement" (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in note 14). ASU 2011-04 was effective for us in our third quarter of the fiscal year ending June 30, 2012 (Fiscal 2012) and adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.
Testing Goodwill for Impairment
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2013 and earlier adoption is permitted. We do not expect the adoption of ASU 2011-08 to materially impact the carrying value of our recorded goodwill.
Balance Sheet Offsetting Disclosures
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures About Offsetting Assets and Liabilities" (ASU 2011-11), which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The purpose of ASU 2011-11 is to create a converged offsetting model that would eliminate a significant quantitative difference between balance sheets prepared under U.S. GAAP and IFRS. ASU 2011-11 is effective for us in our first quarter of Fiscal 2014 and will be applied retrospectively for comparative periods presented. We are currently evaluating the impact of our pending adoption of ASU 2011-11 on our consolidated financial statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2011	5,424
Bad debt expense for the period	2,721
Write-off /adjustments	(1,510)

Balance of allowance for doubtful accounts as of March 31, 2012	$6,635
NOTE 4—CAPITAL ASSETS

	As of March 31, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,026	$4,065	$5,961
Office equipment	1,059	714	345
Computer hardware	47,843	34,864	12,979
Computer software	12,746	6,729	6,017
Leasehold improvements	28,069	13,044	15,025
Buildings	43,683	3,287	40,396
	$143,426	$62,703	$80,723

	As of June 30, 2011
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$7,421	$2,667	$4,754
Office equipment	1,214	657	557
Computer hardware	43,961	30,191	13,770
Computer software	9,668	3,858	5,810
Leasehold improvements	26,483	9,599	16,884
Buildings	38,648	2,598	36,050
	$127,395	$49,570	$77,825

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2011:

Balance, June 30, 2011	$832,481
Acquisition of MessageManager (note 17)	2,076
Acquisition of Operitel (note 17)	4,395
Acquisition of Global 360 (note 17)	201,934
Adjustments on account of foreign exchange	(492)

Balance, March 31, 2012	$1,040,394
NOTE 6—ACQUIRED INTANGIBLE ASSETS

	Technology Assets	Customer Assets	Total
Net book value, June 30, 2011	$203,630	$141,365	$344,995
Purchase of patents*	575	—	575
Acquisition of MessageManager (note 17)	580	1,186	1,766
Acquisition of Operitel (note 17)	2,761	1,840	4,601
Acquisition of Global 360 (note 17)	40,600	58,100	98,700
Amortization expense	(63,307)	(39,948)	(103,255)
Adjustments on account of foreign exchange	(83)	(45)	(128)
Net book value, March 31, 2012	$184,756	$162,498	$347,254

The weighted average amortization period for acquired technology and customer intangible assets is approximately 5 years and 7 years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2012 (three months ending June 30)	$34,643
2013	135,560
2014	76,978
2015	53,280
2016 and beyond	46,793

Total	$347,254

*
On November 15, 2011, we acquired certain patents. The total purchase price was $0.6 million. Payment terms under the agreement required us to pay $0.2 million upon signing the purchase agreement, $0.2 million 18 months following the purchase date and a final payment of $0.2 million two years following the purchase date. The purchase of these patents is considered to be the acquisition of “defensive intangible assets” and has been accounted for under ASC Topic 350-30-25 “General Intangibles Other than Goodwill”, as well as in accordance with ASC Topic 805-50-5 “Acquisition of Assets Rather than a Business”. The patents have an amortization period of approximately 11 years.

NOTE 7—OTHER ASSETS

	As of March 31, 2012	As of June 30, 2011
Debt issuance costs	$9,000	$3,032
Deposits and restricted cash	10,337	10,379
Long-term prepaid expenses and other long-term assets	8,176	5,948
	$27,513	$19,359
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

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2012	As of June 30, 2011
Accounts payable—trade	$7,375	$10,772
Accrued salaries and commissions	41,912	45,630
Accrued liabilities	70,615	60,060
Amounts payable in respect of restructuring and other Special charges (note 16)	6,981	6,504
Accruals relating to acquisitions	731	1,042
Asset retirement obligations	692	2,241
	$128,306	$126,249
Long-term accrued liabilities

	As of March 31, 2012	As of June 30, 2011
Amounts payable in respect of restructuring and other Special charges (note 16)	$1,482	$652
Accruals relating to acquisitions	1,265	2,301
Other accrued liabilities	7,669	6,950
Asset retirement obligations	3,923	3,824
	$14,339	$13,727
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
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of March 31, 2012, the present value of this obligation was $4.6 million (June 30, 2011—$6.1 million), with an undiscounted value of $5.1 million (June 30, 2011—$6.5 million). Also see note 16 for “Other charges” related to asset retirement obligations.

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2012	As of June 30, 2011
Long-term debt
Term loan	$592,500	$285,026
Mortgage	11,852	12,552
	604,352	297,578
Less:
Current portion of long-term debt
Term loan	30,000	2,993
Mortgage	11,852	12,552
	41,852	15,545
Non current portion of long-term debt	$562,500	$282,033
Term Loan and Revolver
On November 9, 2011, we and certain of our subsidiaries entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver).
On November 9, 2011, we borrowed $600 million under the Term Loan. The Term Loan has a 5 year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Our first quarterly principal payment of $7.5 million was paid during the third quarter of Fiscal 2012. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the three and nine months ended March 31, 2012, we recorded interest expense of $4.3 million and $6.8 million, respectively, relating to the Term Loan.
For the three and nine months ended March 31, 2012, we recorded interest on our old term loan (up until November 9, 2011) of nil and approximately $2.7 million, respectively (three and nine months ended March 31, 2011—$1.8 million and $5.5 million, respectively).
The Revolver has a 5 year term with no fixed repayment date prior to the end of the term. As of March 31, 2012, we have not drawn any amounts on the Revolver.
On November 9, 2011, we used a portion of the proceeds from the Term Loan to repay all of our previously outstanding credit facility debt in the amount of $332.9 million.
Mortgage
In December 2005, we entered into a 5 year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended and it is now considered an "open" mortgage in which we may pay all or a portion of it prior to July 1, 2012. We also have the option of renewing the mortgage beyond July 1, 2012, without penalty. The principal amount of the mortgage did not change upon extension, however, interest now accrues monthly at a variable rate of Canadian prime plus 0.50% (instead of a fixed rate of 5.25% per annum). Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada.

As of March 31, 2012, the carrying value of the mortgage was $11.9 million (June 30, 2011—$12.6 million).
As of March 31, 2012, the carrying value of the Waterloo building that secures the mortgage was $16.4 million (June 30, 2011—$15.4 million).

For the three and nine months ended March 31, 2012, we recorded interest expense of $0.1 million and $0.3 million, respectively, relating to the mortgage (three and nine months ended March 31, 2011—$0.1 million and $0.4 million, respectively).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and IXOS AG (IXOS) as of March 31, 2012 and June 30, 2011:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$20,975	$507	$20,468
CDT Anniversary plan	496	90	406
CDT early retirement plan	102	—	102
IXOS defined benefit plan	25	—	25
Total as of March 31, 2012	$21,598	$597	$21,001

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,231	$489	$17,742
CDT Anniversary plan	550	57	493
CDT early retirement plan	234	—	234
IXOS defined benefit plan	9	—	9
Total as of June 30, 2011	$19,024	$546	$18,478

*	The current portion of the benefit obligation has been included within 'Accounts payable and accrued liabilities' within the Condensed Consolidated Balance Sheets.
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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of March 31, 2012	As of June 30, 2011
Benefit obligation—beginning of period	$18,231	$15,507
Service cost	248	350
Interest cost	666	868
Benefits paid	(320)	(423)
Actuarial (gain) loss	3,527	(688)
Foreign exchange (gain) loss	(1,377)	2,617
Benefit obligation—end of period	20,975	18,231
Less: current portion	(507)	(489)
Noncurrent portion of benefit obligation	$20,468	$17,742

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Pension expense:
Service cost	$82	$89	$248	$258
Interest cost	222	222	666	642
Net pension expense	$304	$311	$914	$900
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.
In determining the fair value of the CDT pension plan benefit obligations as of March 31, 2012 and June 30, 2011, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2012	As of June 30, 2011
Assumptions:
Salary increases	2.25%	2.25%
Pension increases	1.75%	1.50%
Discount rate	4.30%	5.25%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2012 (three months ending June 30)	$114
2013	524
2014	610
2015	650
2016	745
2017 to 2021	4,779

Total	$7,422
CDT Employee Benefit Obligations
CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and $0.1 million for the early retirement plan as of March 31, 2012 ($0.6 million and $0.2 million, respectively, as of June 30, 2011).
IXOS Defined Benefit Plans
Included in our pension liability, as of March 31, 2012, is a net amount of $25,000 (June 30, 2011—$9,000) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.
Treasury Stock
During the three and nine months ended March 31, 2012, we did not purchase any of our Common Shares.
During the three and nine months ended March 31, 2011, we repurchased nil and 264,834 of our Common Shares, respectively, in the amount of $12.5 million, for potential future reissuance under our Long Term Incentive Plans (LTIP).
As of March 31, 2012, we have not reissued any Common Shares from treasury (June 30, 2011—nil).

Share-Based Payments
Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Stock options	$1,428	$939	$3,200	$2,719
Deferred stock units (Directors)	177	128	306	234
Restricted stock units	93	—	93	—
Restricted stock awards (legacy Vignette employees)	7	31	27	106
Performance stock units (LTIP 3, LTIP 4 and LTIP 5)	3,460	1,997	9,780	5,372
Total share-based compensation expense	$5,165	$3,095	$13,406	$8,431
Summary of Outstanding Stock Options
As of March 31, 2012, options to purchase an aggregate of 2,002,776 Common Shares were outstanding and 792,795 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of option activity under our stock option plans for the nine months ended March 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2011	2,277,733	$24.51
Granted	562,000	58.28
Exercised	(811,931)	20.63
Forfeited or expired	(25,026)	39.23
Outstanding at March 31, 2012	2,002,776	$35.37	3.77	$51,650
Exercisable at March 31, 2012	1,122,651	$22.73	2.22	$43,141
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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted–average fair value of options granted	$22.38	$19.82	$21.20	$17.02
Weighted-average assumptions used:
Expected volatility	42%	40%	42%	40%
Risk–free interest rate	0.67%	2.00%	0.70%	1.60%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	4.97	4.30	4.81	4.30
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
As of March 31, 2012, the total compensation cost related to the unvested stock awards not yet recognized was $12.6 million, which will be recognized over a weighted average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2012, cash in the amount of $6.5 million and $16.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2012 from the exercise of options eligible for a tax deduction was $2.9 million and $3.7 million, respectively.
For the three and nine months ended March 31, 2011, cash in the amount of $4.4 million and $8.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2011 from the exercise of options eligible for a tax deduction was $1.3 million and $2.4 million, respectively.
Deferred Stock Units (DSUs), Performance Stock Units (PSUs) and Restricted Stock Units (RSUs)
During the three and nine months ended March 31, 2012, we granted 2,066 and 9,089 deferred stock units (DSUs), respectively, to certain nonemployee directors (DSUs granted during the three and nine months ended March 31, 2011—1,548 and 6,426). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.
On February 3, 2012, we granted 219,721 Performance Stock Units (PSUs) under LTIP 5. We did not grant any PSUs under LTIP 4 or LTIP 3 during the three and nine months ended March 31, 2012 and 2011, respectively. Awards achieved under the LTIP 3, LTIP 4 and LTIP 5 will be settled over the performance periods ending June 30, 2012, June 30, 2013 and June 30, 2014, respectively.
On February 3, 2012, we granted 33,333 Restricted Stock Units (RSUs) to the President and Chief Executive Officer, in accordance with his employment agreement, effective as of January 2, 2012. The RSUs will vest in 3 equal amounts of 11,111 RSUs over 3 years.
Restricted Stock Awards (RSAs)
On July 21, 2009, we granted, as part of our acquisition of Vignette, 574,767 Open Text restricted stock awards (RSAs) to certain legacy Vignette employees and directors as replacement for similar restricted stock awards held by these employees and directors when they were employed by Vignette. These awards were valued at $13.33 per RSA on July 21, 2009 and a portion was allocated to the purchase price of Vignette. The remaining portion is amortized, as part of share-based compensation expense, over the vesting period of these awards.

Long-Term Incentive Plans
On September 10, 2007, our Board of Directors approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three-year program whereby we make a series of annual grants, each of which covers the respective performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria.
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
Grants made in Fiscal 2012 under the LTIP (LTIP 5) took effect in Fiscal 2012 starting on February 3, 2012. Awards under LTIP 5 will be interpolated between 0% and 150% of the target. We expect to settle LTIP 5 awards in stock.
PSUs granted under the LTIP equity plans (LTIP 3, 4 and 5) have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. During the three and nine months ended March 31, 2012, $3.5 million and $9.8 million, respectively, has been charged to share-based compensation expense on account of the LTIP equity plans (three and nine months ended March 31, 2011—$2.0 million and $5.4 million, respectively).
Employee Share Purchase Plan (ESPP)
During the three and nine months ended March 31, 2012, cash in the amount of approximately $0.6 million and $1.6 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and nine months ended March 31, 2011—$0.5 million and $1.1 million, respectively).
NOTE 13—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

During both the three and nine months ended March 31, 2012, the most significant impact on the difference in our consolidated tax rate from the statutory Canadian tax rate was from tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense. These benefits only get recorded subsequently to such reorganizations and therefore are “triggered” as part of the reorganization of acquired international subsidiaries.
In the quarter ended December 31, 2011, we changed our accounting policy regarding the classification of interest and penalties related to liabilities for income tax expense. Upon adoption of FIN 48 we had elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. During the quarter ended December 31, 2011 we elected to classify interest and penalties related to liabilities for income tax expense under the 'Income tax expense (recovery)' line (See note 1) of our Condensed Consolidated Statements of Income.

For the three and nine months ended March 31, 2012, we recognized the following amounts as income tax related interest and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest expense	$1,825	$990	$8,284	$3,223
Penalties (recovery)	25	173	(7,216)	(43)
Total	$1,850	$1,163	$1,068	$3,180
As of March 31, 2012 and June 30, 2011 the following amounts have been accrued on account of income tax related interest and penalties:

	As of March 31, 2012	As of June 30, 2011
Interest accrued *	$18,270	$10,290
Penalties accrued *	$8,093	$15,771

*	These balances have been included within 'Long-term income taxes payable' within the Condensed Consolidated Balance Sheets.
Included in the accrual balances as of March 31, 2012, are accrued interest and penalties of $0.1 million and nil, respectively, relating to the acquisition of Global 360 (see note 17).
We believe that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2012 could decrease tax expense in the next 12 months by approximately $4.6 million, relating primarily to tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions and the expiration of competent authority relief.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2012:

		Fair Market Measurements using:
	March 31, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (note 15)	$1,296	n/a	$1,296	n/a
	$1,296	n/a	$1,296	n/a
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2012, no indications of impairment were identified and therefore no fair value measurements were required.
NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
In July 2010, we entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of the payroll expenses that are expected to be paid by our Canadian subsidiary. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, and are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2012, is recorded within “Prepaid expenses and other current assets”.
As of March 31, 2012, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2011—$16.8 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements as of, and for the three and nine months ended March 31, 2012, were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 14)

Derivatives	Balance Sheet Location	Fair Value Asset
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,296
Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012		Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012		Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Foreign currency forward contracts	$1,964	$(288)	Operating expenses	$(426)	$217	N/A	$—	$—
NOTE 16—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Fiscal 2012 Restructuring Plan	$4,813	$—	$12,938	$—
Fiscal 2011 Restructuring Plan	183	2,960	1,157	4,631
Fiscal 2010 Restructuring Plan	15	229	1	4,086
Acquisition-related costs	1,439	1,248	3,335	2,376
Other charges	—	—	1,345	—
Total	$6,450	$4,437	$18,776	$11,093
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2012 Restructuring Plan
In the first quarter of Fiscal 2012, we began to implement restructuring activities to streamline our operations (Fiscal 2012 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2012 restructuring plan, including the consolidation of certain excess facilities, as we execute the remaining restructuring actions. As of March 31, 2012, we expect total costs to be incurred in conjunction with the Fiscal 2012 restructuring plan to be approximately $16.0 million, of which $12.9 million of costs have already been recorded within Special charges to date.
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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2012 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$—	$—	$—
Accruals and adjustments	10,796	2,142	12,938
Cash payments	(6,066)	(67)	(6,133)
Foreign exchange	(262)	(30)	(292)
Balance as of March 31, 2012	$4,468	$2,045	$6,513
Fiscal 2011 Restructuring Plan
In the second quarter of Fiscal 2011, we began to implement restructuring activities to streamline our operations (Fiscal 2011 restructuring plan). These charges relate to workforce reductions and facility consolidations. The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the Fiscal 2011 restructuring plan, $9.7 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2011 restructuring plan.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2012 is shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$3,570	$1,368	$4,938
Accruals and adjustments	1,012	145	1,157
Cash payments	(3,639)	(703)	(4,342)
Foreign exchange	(123)	(120)	(243)
Balance as of March 31, 2012	$820	$690	$1,510
Fiscal 2010 Restructuring Plan
In the first quarter of Fiscal 2010, we began to implement restructuring activities to streamline our operations (Fiscal 2010 restructuring plan). These charges relate to workforce reductions. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the Fiscal 2010 restructuring plan, $41.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2012 is shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$1,439	$390	$1,829
Accruals and adjustments	(10)	11	1
Cash payments	(493)	(352)	(845)
Foreign exchange and other	(652)	(14)	(666)
Balance as of March 31, 2012	$284	$35	$319
Acquisition-related costs
Included within Special charges for the three and nine months ended March 31, 2012 are costs incurred directly in relation to acquisitions in the amount of nil and $1.1 million, respectively, and costs relating to financial advisory, legal, valuation and audit services necessary to integrate acquisitions into our organization, in the amount of $1.4 million and $2.2 million, respectively.
Other charges
Included within Special charges for the nine months ended March 31, 2012 are: (i) a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, (ii) a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period and (iii) $2.7 million related to the write-off of debt issuance costs associated with our old term loan that was repaid after we entered into an Amended and Restated Credit Agreement on November 9, 2011.
NOTE 17—ACQUISITIONS
Fiscal 2012
System Solutions Australia Pty Limited (MessageManager)
On October 31, 2011, we acquired MessageManager, a software company based in Sydney, Australia. MessageManager specializes in Fax over Internet Protocol (FoIP). Total consideration for MessageManager was $3.3 million, comprised of $2.9 million paid in cash (inclusive of $1.2 million of cash acquired), and $0.4 million currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
The fair value of the acquired assets and liabilities is provisional, pending any adjustments related to potential unrecorded liabilities and any tax related impacts on the valuation of these items.
Acquisition related costs for MessageManager included in Special charges in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012 were nil and $0.06 million.
The results of operations of MessageManager have been consolidated with those of Open Text beginning October 31, 2011.

Operitel Corporation
On September 1, 2011, we acquired Operitel, a software company based in Peterborough, Ontario, Canada. Operitel specializes in building enterprise “Learning Portal” solutions. Total consideration for Operitel was approximately $7.2 million, comprised of $6.4 million paid in cash, inclusive of $0.4 million which has been paid in to escrow, and an additional $0.8 million currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
Acquisition related costs for Operitel included in Special charges in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2012 were nil and $0.09 million, respectively.
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
The following tables summarize the consideration paid for Global 360 and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$256,597

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2012	$—

for the nine months ended March 31, 2012	$924

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 13, 2011, are set forth below:

Current assets (inclusive of cash acquired of $10,944)	$38,249
Non-current assets	6,289
Intangible customer assets	58,100
Intangible technology assets	40,600
Total liabilities assumed	(88,575	)*
Total identifiable net assets	54,663
Goodwill	201,934
	$256,597
* Included in total liabilities assumed is approximately $24.3 million of deferred revenue.
As of March 31, 2012 approximately $20 million of the total cash consideration remains held by an escrow agent for indemnification purposes.

No portion of the goodwill recorded upon the acquisition of Global 360 is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $11.9 million. The gross amount receivable was $12.8 million. As of March 31, 2012, $0.9 million of this receivable was expected to be uncollectible.
The amount of Global 360’s revenues and net income included in Open Text’s Consolidated Statements of Income for the three and nine months ended March 31, 2012, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2010, are set forth below:

	Revenues	Net Loss*
Actual from January 1, 2012 to March 31, 2012	$17,500	$(1,902)
Actual from July 13, 2011 to March 31, 2012	$55,900	$(7,834)

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	2012	2011	2012	2011
Supplemental Unaudited Pro forma Information
Total revenues	n/a	$286,136	$904,185	$819,275
Net income**	n/a	$31,560	$112,722	$84,811

*Included within net loss for the period from January 1, 2012 to March 31, 2012 are $5.1 million of amortization charges relating to the allocated values of intangible assets and $1.0 million of restructuring charges included within Special charges (note 16). Included within net loss for the period from July 13, 2011 to March 31, 2012 are $14.6 million of amortization charges relating to the allocated values of intangible assets and $4.8 million of restructuring charges included within Special charges (note 16).

**Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all the periods reported above.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
NOTE 18—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2012— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$691,624	$11,831	$125,439	$137,290	$417,064
Operating lease obligations*	153,466	7,619	54,956	38,773	52,118
Purchase obligations	1,241	387	780	74	—
	$846,331	$19,837	$181,175	$176,137	$469,182

*Net of $3.4 million of sublease income to be received from properties which we have subleased to other parties.

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
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20-50 "Loss Contingencies" (ASC Topic 450-20-50). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”. As of the date of this filing on our Form 10-Q, for the quarter ended March 31, 2012, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,296	$2,216	$11,017	$6,523
Cash received during the period for interest	$519	$376	$961	$915
Cash paid during the period for income taxes	$6,401	$14,156	$15,058	$19,047

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Basic earnings per share
Net income	$34,774	$35,830	$117,203	$94,611
Basic earnings per share	$0.60	$0.63	$2.03	$1.66
Diluted earnings per share
Net income	$34,774	$35,830	$117,203	$94,611
Diluted earnings per share	$0.59	$0.61	$2.00	$1.63
Weighted average number of shares outstanding
Basic	58,038	57,133	57,765	57,010
Effect of dilutive securities	783	1,226	932	1,122
Diluted	58,821	58,359	58,697	58,132
Excluded as anti-dilutive*	448	124	239	57

* Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 21—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our board of directors (the Board) and the transaction approved by a majority of the independent members of the Board. The Board reviews all transactions wherein we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the nine months ended March 31, 2012, Mr. Stephen Sadler, a director, earned approximately $0.7 million (nine months ended March 31, 2011—$0.6 million), in consulting fees from Open Text for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 22—SUBSEQUENT EVENT
On May 1, 2012 we announced that we have entered into an agreement to acquire EasyLink Services International Corporation (“EasyLink”), (Nasdaq: ESIC), a global provider of cloud-based messaging services and e-commerce solutions, for approximately $310 million in cash, inclusive of debt.

The transaction is expected to close by mid to late summer 2012, subject to EasyLink's shareholder approval, certain regulatory approvals and customary closing conditions.

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
All percentage comparisons made herein generally refer to the three and nine months ended March 31, 2012 compared with the three and nine months ended March 31, 2011, unless otherwise noted.
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
Quarterly Overview:
An overview of our operating results for the three months ended March 31, 2012 include:

•	Total revenues increased by approximately 11.1% on a quarter over quarter basis to $292.3 million

•	License revenues decreased by approximately 10.1% on a quarter over quarter basis to $61.0 million

•	Customer support revenues increased by 16.0% on a quarter over quarter basis to $166.1 million

•	Service and other revenues increased by 25.6% on a quarter over quarter basis to $65.3 million
Other updates and features were as follows:

•
On March 21, 2012, we announced the availability of "Open Text Tempo" and introduced "Tempo Express Edition", a new offering which allows customers to set up a private solution for sharing and synchronizing content in "the cloud". The software provides functionality similar to other popular file sharing services, and allows a user to maintain the experience they are accustomed to, but, with "Open Text Tempo" users take comfort in the knowledge that the content they are sharing is being stored behind a corporate firewall with a full audit trail, versioning and permission control available for later access.

•
On February 2, 2012, we announced that Open Text was named one of the Top Ten Canadian Employers in "The Financial Post's 10 Best Companies to Work For" publication. Companies are assessed in categories that include physical workplace, work atmosphere and social, health, financial and family benefits, vacation and time off, employee communications, performance management, training and skills development and community involvement.

•
On January 30, 2012, we announced that we achieved "VERS" certification for our records management solution with Microsoft SharePoint 2010. VERS stands for "Victorian Electronic Records Strategy" and is a standard for capturing, managing and preserving electronic records.

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

Seasonality

Our quarterly license revenues are affected by seasonality which is not atypical in the technology industry. Our license revenues are typically higher in our second and fourth fiscal quarters and lower in our first and third fiscal quarters. As a result, our operating margins are correspondingly affected by such seasonality since certain expenses within our cost structure (such as personnel costs and facility costs) are relatively fixed in the near term.

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
During the fiscal year ending June 30, 2012 (Fiscal 2012) we have continued our acquisition activity with the following acquisitions:
System Solutions Australia Pty Limited (MessageManager)
On October 31, 2011, we acquired System Solutions Australia Pty Limited, which is the sole shareholder of MessageManager Solutions Pty Limited, a software company based in Sydney, Australia. MessageManager specializes in Fax over Internet Protocol. Total consideration for MessageManager was approximately $3.3 million, comprised of $2.9 million paid in cash, and approximately $0.4 million currently held back and unpaid in accordance with the purchase agreement.

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
For the three and nine months ended March 31, 2012, Global 360 contributed approximately $17.5 million and $55.9 million, respectively, to our consolidated revenues.
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

Results of Operation
Revenues
Revenues by Product Type and Geography:
The following tables set forth our revenues by product and as a percentage of total revenues as well as revenues by major geography and as a percentage of total revenues for each of the periods indicated:
Revenue by product type

	Three Months Ended March 31,		Change/ increase (decrease)	Nine Months Ended March 31,		Change/ increase (decrease)
(In thousands)	2012	2011		2012	2011
License	$60,957	$67,794	$(6,837)	$215,688	$189,644	$26,044
Customer support	166,057	143,126	22,931	493,440	409,585	83,855
Services and Other	65,333	52,037	13,296	192,721	148,621	44,100
Total	$292,347	$262,957	$29,390	$901,849	$747,850	$153,999

	Three Months Ended March 31,		Nine Months Ended March 31,
(% of total revenues)	2012	2011	2012	2011
License	20.9%	25.8%	23.9%	25.3%
Customer support	56.8%	54.4%	54.7%	54.8%
Services and Other	22.3%	19.8%	21.4%	19.9%
Total	100.0%	100.0%	100.0%	100.0%
Revenue by Geography

	Three Months Ended March 31,		Change/ increase (decrease)	Nine Months Ended March 31,		Change/ increase (decrease)
(In thousands)	2012	2011		2012	2011
Americas*	$154,160	$137,413	$16,747	$472,381	$397,021	$75,360
EMEA**	112,510	105,807	6,703	359,397	300,981	58,416
Asia Pacific	25,677	19,737	5,940	70,071	49,848	20,223
Total	$292,347	$262,957	$29,390	$901,849	$747,850	$153,999

	Three Months Ended March 31,		Nine Months Ended March 31,
% of total revenues	2012	2011	2012	2011
Americas	52.7%	52.3%	52.4%	53.1%
EMEA	38.5%	40.2%	39.9%	40.2%
Asia Pacific	8.8%	7.5%	7.7%	6.7%
Total	100.0%	100.0%	100.0%	100.0%

*	Americas primarily consists of countries in North America and Latin America.

**	EMEA primarily consists of countries in Europe and the United Arab Emirates.
License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products and our acquisitions.

License revenues decreased by $6.8 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in license revenues is geographically attributable to a decrease in Americas of $6.1 million and a decrease in EMEA license sales of $1.7 million, offset by an increase in Asia Pacific of approximately $1.0 million.
License revenues increased by $26.0 million in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase in license revenues is geographically attributable to an increase in license sales in Americas of $9.3 million, an increase in EMEA of $11.3 million and the remaining $5.4 million due to increases in Asia Pacific geographies.
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
Customer support revenues increased by $22.9 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in customer support revenues was attributable to an increase in customer support sales in Americas of $14.8 million, an increase in EMEA customer support sales of $5.7 million and the remaining $2.4 million of the change due to sales generated in Asia Pacific.

Customer support revenues increased by $83.8 million in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The increase in customer support revenues was attributable to an increase in customer support sales in Americas of $42.0 million, an increase in EMEA customer support sales of $33.6 million and the remaining $8.2 million of the change due to sales generated in Asia Pacific.
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
Service and other revenues increased by $13.3 million in the three months ended March 31, 2012 as compared to the same period in the prior fiscal year. Geographically, the increase is due to an increase in revenues in Americas of $8.0 million, an increase in revenues from EMEA of $2.8 million and the remaining $2.5 million of the change due to increased revenues generated in geographies from Asia Pacific.
Service and other revenues increased by $44.1 million in the nine months ended March 31, 2012 as compared to the same period in the prior fiscal year. Geographically, the increase is due to an increase in revenues in Americas of $24.0 million, an increase in revenues from EMEA of $13.6 million and the remaining $6.5 million of the change due to increased revenues generated in geographies from Asia Pacific.

Cost of Revenues and Gross Margin by Product Type
The following tables set forth the changes in cost of revenues and gross margin by product type for the periods indicated:

	Three Months Ended March 31,		Change/ increase (decrease)	Nine Months Ended March 31,		Change/ increase (decrease)
(In thousands)	2012	2011		2012	2011
License	$4,549	$3,772	$777	$13,917	$12,737	$1,180
Customer Support	27,987	22,699	5,288	82,724	63,597	19,127
Service and Other	52,596	43,830	8,766	153,551	120,101	33,450
Amortization of acquired technology-based intangible assets	21,264	17,677	3,587	63,307	49,524	13,783
Total	$106,396	$87,978	$18,418	$313,499	$245,959	$67,540

	Three Months Ended March 31,		Nine Months Ended March 31,
Gross Margin	2012	2011	2012	2011
License	92.5%	94.4%	93.5%	93.3%
Customer Support	83.1%	84.1%	83.2%	84.5%
Service and Other	19.5%	15.8%	20.3%	19.2%
Cost of license revenues consists primarily of royalties payable to third parties and product media duplication, instruction manuals and packaging expenses.
Cost of license revenues and gross margins on license revenues have remained relatively stable at approximately 93% over the three and nine months ended March 31, 2012 as compared to the same period in the prior fiscal year.
Cost of customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.
Cost of customer support revenues increased by $5.3 million during the three months ended March 31, 2012 as compared to the same period in the prior fiscal year primarily due to an increase in direct labor costs of $4.4 million. The remainder of the change was due to other miscellaneous expenses.
Cost of customer support revenues increased by $19.1 million during the nine months ended March 31, 2012 as compared to the same period in the prior fiscal year primarily due to an increase in direct labor costs of $13.6 million and an increase of $1.8 million on account of direct costs associated with the corresponding increase in customer support revenues.

The remainder of the change was due to other miscellaneous expenses.
Cost of service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.
Cost of services and other revenues increased by $8.8 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of an increase in direct labor and other labor related costs of $4.3 million and $3.2 million of direct costs associated with an increase in service and other revenues. The remainder of the change was due to other miscellaneous expenses.

Cost of services and other revenues increased by $33.5 million in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, primarily as a result of an increase in direct labor and other labor related costs of $18.3 million and direct costs of approximately $10.0 million associated with an increase in service and other revenues. Travel costs have also increased by approximately $2.7 million, in part due to our growth in geographies outside of North America. The remainder of the change was due to other miscellaneous expenses.
Gross margin on cost of services and other revenues have increased in the nine months ended March 31, 2012 as we are seeing the results of investments we made in prior quarters (which was to spend more on developing internal resources in geographies outside of North America) start to align with our revenue growth. Previously our margins were reduced by the costs we incurred in developing our internal resources as well as costs we incurred for subcontracting and travel costs necessary during the transition period.
Amortization of acquired technology-based intangible assets increased by $3.6 million and $13.8 million, respectively, during the three and nine months ended March 31, 2012, due to the increase in intangible assets on account of acquisitions during Fiscal 2011 and Fiscal 2012.
Operating Expenses
The following table sets forth total operating expenses by function and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,		Change/ increase (decrease)	Nine Months Ended March 31,		Change/ increase (decrease)
(In thousands)	2012	2011		2012	2011
Research and development	$41,738	$41,324	$414	$127,848	$106,555	$21,293
Sales and marketing	69,572	61,132	8,440	202,903	163,915	38,988
General and administrative	21,999	23,323	(1,324)	72,886	62,611	10,275
Depreciation	5,427	5,917	(490)	16,319	16,050	269
Amortization of acquired customer-based intangible assets	13,462	10,102	3,360	39,948	28,159	11,789
Special charges	6,450	4,437	2,013	18,776	11,093	7,683
Total	$158,648	$146,235	$12,413	$478,680	$388,383	$90,297

	Three Months Ended March 31,		Nine Months Ended March 31,
(in % of total revenues)	2012	2011	2012	2011
Research and development	14.3%	15.7%	14.2%	14.2%
Sales and marketing	23.8%	23.2%	22.5%	21.9%
General and administrative	7.5%	8.9%	8.1%	8.4%
Depreciation	1.9%	2.3%	1.8%	2.1%
Amortization of acquired customer-based intangible assets	4.6%	3.8%	4.4%	3.8%
Special charges	2.2%	1.7%	2.1%	1.5%
Research and development expenses consist primarily of personnel expenses, contracted research and development expenses and facility costs. Research and development enables organic growth and as such we dedicate extensive efforts to update and upgrade our product offerings. The primary driver of research and development expenses is typically budgeted software upgrades and software development.
Research and development expenses increased by $0.4 million during the three months ended March 31, 2012 as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in direct labor and labor-related benefits and expenses of approximately $0.5 million offset slightly by a decrease in miscellaneous expenses.

Research and development expenses increased by $21.3 million during the nine months ended March 31, 2012 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in direct labor and labor-related benefits and expenses of $17.1 million and an increase in facility- related costs of approximately $2.1 million. The remainder of the difference is related to miscellaneous charges.
Overall, our research and development expenses, as a percentage of total revenues, have remained relatively stable at approximately 14.0% for the three and nine months ended March 31, 2012.
Headcount at March 31, 2012 related to development activities decreased by 49 employees compared to March 31, 2011.
Our expectation for Fiscal 2012 is that research and development expenses will be in the range of 14% – 16% of total revenues.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.
Sales and marketing expenses increased by $8.4 million during the three months ended March 31, 2012 compared to the same period in the prior fiscal year. The increase is primarily due to an increase in direct labor and labor-related benefits and expenses of $7.1 million and an increase in travel costs of approximately $0.8 million. The remainder of the difference is primarily due to changes in other miscellaneous sales and marketing-related expenses.
Sales and marketing expenses increased by $39.0 million during the nine months ended March 31, 2012 compared to the same period in the prior fiscal year. The increase is primarily due to an increase in direct labor and labor-related benefits and expenses of $30.1 million, an increase in travel costs of approximately $3.2 million and an increase in tradeshows and sales and user conferences of approximately $2.1 million. The remainder of the difference is primarily due to changes in other miscellaneous sales and marketing-related expenses.
Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 23% for the three and nine months ended March 31, 2012.
Headcount at March 31, 2012 related to sales and marketing activities increased by 20 employees compared to March 31, 2011.
Our expectation for Fiscal 2012 is that sales and marketing expenses will be in the range of 21% – 23% of total revenues.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.
General and administrative expenses decreased by $1.3 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease in miscellaneous expenses.
General and administrative expenses increased by $10.3 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily due to an increase in direct labor and labor-related benefits and expenses of $9.8 million. The remainder of the difference is due to changes in other miscellaneous expenses.

Overall, our general and administrative expenses, as a percentage of total revenues, have remained relatively stable at approximately 8% for the three and nine months ended March 31, 2012.
Headcount at March 31, 2012 related to general and administrative activities decreased by 6 employees compared to March 31, 2011.
Our expectation for Fiscal 2012 is that general and administrative expenses will be in the range of 8% –10% of total revenues.
Depreciation expenses for the three and nine months ended March 31, 2012 remained relatively stable.
Amortization of acquired customer-based intangible assets increased by $3.4 million and $11.8 million in the three and nine months ended March 31, 2012, respectively, as compared to the same period in the prior fiscal year, due to an increase in intangible assets resulting from acquisitions made during Fiscal 2011 and Fiscal 2012.
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
Special charges increased by $2.0 million and $7.7 million, respectively, for the three and nine months ended March 31, 2012 as compared to the same period in the prior fiscal year primarily due to new restructuring activities that were implemented in the first quarter of Fiscal 2012 (Fiscal 2012 restructuring plan) and on account of additional acquisition-related costs. For more details on Special charges, see Note 16.
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign currency exchange gains and (losses).  These incomes/(expenses) are dependent upon the change in foreign currency exchange rates vis-a-vis the U.S. Dollar  and we are unable to predict  the impact of these incomes/(expenses) on our net income.
Net interest expense primarily consists of cash interest paid and accrued on our debt facilities offset by interest income earned on our cash and cash equivalents.
Net interest expense increased by $2.8 million and $4.8 million for the three and nine months ended March 31, 2012, respectively, as compared to the same period in the prior fiscal year. The increase was primarily due to interest incurred on the new debt financing agreement we entered into on November 9, 2011. For more details see Note 10.
Provision for (recovery of) income taxes: The net increase from a $6.0 million tax recovery for the three months ended March 31, 2011 to a tax recovery of $14.0 million for the three months ended March 31, 2012 is primarily due to "one time" tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense.
The net decrease from a $11.9 million tax expense for the nine months ended March 31, 2011 to a tax recovery of $8.5 million for the nine months ended March 31, 2012 is primarily due to (i) 'one-time' tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense, and (ii) a functional currency election filed by the Canadian entity in the period. For more details, see Note 13.

The internal reorganization was initiated by us in the fiscal year ended June 30, 2010 for the following reasons: (i) to consolidate our intellectual property within certain jurisdictions, (ii) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, (iii) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and (iv) to simplify the management of our intellectual property ownership. Internal reorganization impacts in Fiscal 2012 are primarily related to the integration of acquisitions.
Although we are exposed to various foreign tax rates, which can be significant, the impact of foreign jurisdictions on our effective tax rates have been consistent year over year in proportion to our total income and did not have a significant impact on the overall decrease in our tax expense for the three or nine months ended March 31, 2012. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to the United States, Luxembourg and Germany.
Liquidity and Capital Resources
The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,		Change/ increase (decrease)
(In thousands)	2012	2011
Cash provided by operating activities	$186,644	$171,264	$15,380
Cash used by investing activities	$(276,282)	$(277,486)	$1,204
Cash provided by (used in) financing activities	$318,192	$(4,228)	$322,420
Cash flows provided by operating activities
Cash flows from operating activities increased by $15.4 million during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 on account of an increase in net income of $43.8 million, before the impact of non cash adjustments, and was offset by a decrease in operating assets and liabilities of $28.4 million.
The decrease in operating assets and liabilities of $28.4 million was primarily due to decreases of (i) $13.8 million relating to a higher accounts receivable balance, (ii) $9.2 million relating to changes in income taxes payable and deferred charge balances, (iii) $3.2 million related to changes in prepaid and other current asset balances and (iv) $4.3 million relating to a lower deferred revenue balance. The decreases were offset by increases related to other miscellaneous items.
Cash used in investing activities
Our cash used in investing activities is primarily on account of business acquisitions.
Cash flows used in investing activities decreased by $1.2 million during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 primarily due to a decrease in capital asset additions of approximately $5.2 million, offset by an increase in acquisition related spending of approximately $4.0 million.

Cash flows from financing activities
Our cash flows from financing activities consist of debt financing and amounts received from options exercised for Common Shares by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.
Cash flows provided by financing activities increased by $322.4 million in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, primarily due to a new debt financing agreement we entered into in November 2011, in which we borrowed $600 million from certain financial institutions (see Note 10). The proceeds from the Term Loan and Revolver of $648.5 million are partially offset by a repayment of $332.9 million made on November 9, 2011 to repay our previously outstanding long-term debt. Incremental debt payments on account of the new Term Loan were approximately $6.0 million. In addition, associated with the new debt financing agreement, we incurred approximately $9.8 million of debt issuance costs, which will be amortized over the term of the loan (see Note 7). The remainder of the change in financing activities is primarily due to (i) the absence of Treasury Stock repurchases during the nine months ended March 31, 2012 as compared to repurchases made during the prior fiscal year of $12.5 million, (ii) an increase in cash proceeds from the exercise of stock options by our employees of approximately $9.0 million and (iii) an increase in the excess tax benefits on share-based compensation of approximately $1.1 million.
Restrictions on cash
We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Long-term Debt and Credit Facilities
Term loan
On November 9, 2011, we entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver) together referred to as the credit facility.
On the same day that we entered into the Agreement, we borrowed $600 million under the Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $332.9 million. As of the date of this filing, we do not have any borrowings under the Revolver.
The Term Loan has a 5 year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Our first quarterly principal payment of $7.5 million was paid during the third quarter of Fiscal 2012. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%.
The material financial covenants under the credit facility are that:

•
We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our “trailing twelve months” net income before interest, taxes, depreciation amortization, restructuring, share-based compensation and other miscellaneous charges, all defined as “EBITDA” as per the Agreement; and

•
We must maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our consolidated EBITDA over our consolidated interest expense, as defined in the Agreement.

As of March 31, 2012, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, please see Note 10.
Mortgage
In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on January 1, 2011. During Fiscal 2011, the mortgage was extended and it is now considered an "open" mortgage in which we may pay all or a portion of it prior to July 1, 2012. We also have the option of renewing the mortgage beyond July 1, 2012, without penalty. As of March 31, 2012, the carrying value of the mortgage was $11.9 million.
Liquidity
We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, and operating needs for the next 12 months. However, any material acquisition-related activities may require additional sources of financing.
Pensions
As part of the acquisition of Captaris in October 2008, we acquired an unfunded pension plan and certain long-term employee benefit plans. As of March 31, 2012, our total unfunded pension plan obligation was $21.6 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course. For a detailed discussion see Note 11.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2012— June 30, 2012	July 1, 2012— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016 and beyond
Long-term debt obligations	$691,624	$11,831	$125,439	$137,290	$417,064
Operating lease obligations*	153,466	7,619	54,956	38,773	52,118
Purchase obligations	1,241	387	780	74	—
	$846,331	$19,837	$181,175	$176,137	$469,182

*Net of $3.4 million of sublease income to be received from properties which we have subleased to other parties.
The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See Note 10 for more details regarding our long-term debt.

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
During the second quarter of Fiscal 2012, we made a change in our accounting policy to classify both interest and penalties relating to liabilities for income taxes under the ‘Provision for (recovery of) income taxes’ line of our Condensed Consolidated Statements of Income. For more details, see Note 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our Term Loan and foreign currency exchange rates.

Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of March 31, 2012, we had an outstanding balance of $592.5 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of March 31, 2012, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.9 million, assuming that the loan balance as of March 31, 2012 is outstanding for the entire period.

Foreign currency risk
Our reporting currency is the U.S. dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2012, this balance represented approximately 31% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 3%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at March 31, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1A. Risk Factors
Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6. Exhibits and Financial Statement Schedules
The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit
10.19	Employment Agreement, effective January 2, 2012, between Mark Barrenechea and the Company* (1)

10.20	Consulting Letter Agreement between Open Text Corporation and John Shackleton, dated January 2, 2012* (2)

10.21	Restricted Share Unit Grant Agreement, dated February 3, 2012, between Mark Barrenechea and the Company* (3)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation

*	Indicates management contract relating to compensatory plans or arrangements

(1)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on December 16, 2011 and incorporated herein by reference

(2)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on January 6, 2012 and incorporated herein by reference

(3)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on February 8, 2012 and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012

OPEN TEXT CORPORATION
By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)