Form 10-K
period 2012-06-30
OPEN TEXT CORP
filed 2012-08-10
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27544
______________________________________
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
None
(Title of Class)
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2011, the end of the registrant's most recently completed second fiscal quarter, was approximately $2.4 billion. The number of the Registrant's Common Shares outstanding as of August 3, 2012 was 58,405,575.
DOCUMENTS INCORPORATED BY REFERENCE
None.
OPEN TEXT CORPORATION

PART I

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2012, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.

Item 1.        Business

Overview
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012; (ii) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011; and (ii) the term “Fiscal 2010” means our fiscal year beginning on July 1, 2009 and ending June 30, 2010. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Information on our Investors page and our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
General
We are an independent company providing a comprehensive suite of information management software products that help people in organizations work, interact, and innovate in a secure, engaging, and productive way. We build software that allows companies to organize and manage their content, operate more efficiently and effectively, increase engagement with customers, collaborate with business partners, and address regulatory and business requirements associated with information management. Our products incorporate social and mobile experiences and are delivered for on premise implementation as well as through cloud and managed hosted services.
As we continue to expand our product offerings through internal development and acquisitions, we are evolving from our heritage in the Enterprise Content Management (ECM) space to a broader market category known as Enterprise Information Management (EIM). While ECM forms a foundation for EIM, EIM also encompasses capabilities such as Customer Experience Management (CEM), Business Process Management (BPM), Information Exchange (iX) and Discovery, which are capabilities that are beyond the scope of a pure ECM offering.
EIM, which is the art of managing structured and unstructured information at the enterprise level, is still evolving and taking shape. Our EIM solutions are based on five portfolios of product offerings, categorized as i) ECM, ii) BPM, iii) CEM, iv) iX, and v) Discovery.  Together, or in part, these product offerings are how we expect to compete in the EIM space. Our goal is to build on our leadership in ECM, BPM and CEM and to expand our position in iX and Discovery to emerge as a leading vendor in EIM.
We track our business through three revenue streams: license, customer support and professional services. License revenue refers to the sale of our software product offerings, which provide information security and governance for all content and all business processes across the enterprise. The second component is customer support revenue, whereby we provide renewable on-going support and maintenance to customers who have purchased our products. The third component is revenue from professional services, which represents consulting fees we receive for providing implementation, training and integration services in relation to our product offerings. For information regarding our revenues and assets by geography for Fiscal 2012, Fiscal 2011 and Fiscal 2010, see note 18 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
OpenText Portfolios Related to Licensing Revenue
The licensing of our products consists of the following components:
Enterprise Content Management
ECM provides a rich set of capabilities that assist customers with content management strategies for improving lifecycle management, optimizing transactional content processes and improving engagement through more effective use of business content.
Our ECM capabilities include the following:

•
Content Management provides a repository for business content (such as those created via Microsoft Office, CAD, PDF, etc.) and allows for the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search of documents and their content.

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

Business Process Management
BPM provides the software capabilities for analyzing, automating, monitoring and optimizing structured business processes that typically fall outside the scope of existing enterprise systems.

Our BPM capabilities include the following:

•
Business Process Management provides the software capabilities for analyzing, automating, monitoring and optimizing routine business processes. Customers turn to our BPM offering as an alternative to custom software development tools. BPM often involves interaction with other enterprise applications, such as those from SAP and Oracle.

•
Adaptive Case Management (ACM) involves creating an efficient, flexible management environment for unstructured processes, where information workers can initiate, manage, and resolve cases, such as insurance claims, while the system manages the retention and archiving of records associated with these processes.

•
High Volume Imaging provides the software capabilities for digesting, classifying and managing high volumes of business documents in both paper and electronic format. These solutions are typically used in conjunction with highly structured process automation and content retrieval mechanisms.

•	Enterprise Architecture, Business Planning and Modeling software creates an environment to blueprint business strategy and organizational architecture to understand better the impact of strategic decisions on key performance indicators. Our tools also help to align business processes more closely with the organization's strategic objectives and can feed process definitions into our BPM and ACM systems.
Customer Experience Management
CEM delivers business outcomes by optimizing and automating the way an organization interacts with its stakeholders in an online world.
Our CEM capabilities include the following:

•	Web Content Management provides software for authoring, maintaining, and administering Web sites designed to offer a “visitor experience” that integrates content from internal and external sources.

•	Digital Asset Management provides a set of content management services for browsing, searching, viewing, assembling, and delivering rich media content such as images, audio and video.

•	Social Media applications help companies “socialize” their Web presence by adding blogs, wikis, ratings and reviews, and build communities for public Web sites and employee intranets.

•	Customer Communications Management software helps organizations process and deliver highly personalized documents in paper or electronic format.

•	Portal enables customers to aggregate, integrate and personalize corporate information and applications.

•
Mobility Solutions provide enterprises with packaged applications for enterprise content management systems as well as a mobile application platform for customers, partners and enterprises to create their own mobile applications.

Information Exchange
Information Exchange is a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise.
Our Information Exchange capabilities include the following:

•
Capture systems convert documents from analog sources, such as paper or facsimile (fax), to electronic documents and apply value-added functions, such as optical / intelligent character recognition (OCR/ICR) and barcode scanning, and then release these documents into OpenText or third party repositories where they can be stored, managed, and searched.

•
Fax Management systems automate business fax and electronic document distribution to improve the business impact of company information, increase employee productivity and decrease paper-based operational costs.

•
Managed File Transfer tools move large files inside and outside the enterprise to address the information governance and information security challenges of exchanging digital content and sensitive intellectual property with employees, partners and customers.

•
Cloud-based File Sharing helps to share and synchronize files across an organization, across teams and with business partners, while leveraging the latest smartphones and tablets to provide information on the go without sacrificing information governance or security.

•
Data Integration tools consolidate and transform data and content throughout the entire information ecosystem to increase the business impact of information and unify information channels across application boundaries.

Discovery
Discovery solutions organize and visualize enterprise information enabling users to find information quickly and efficiently.

Our Discovery capabilities include the following:

•	Content Analytics helps information-rich organizations to extract meaning, nuance and content from vast amounts of unstructured content.

•	Auto Classification improves the quality of information governance through intelligent metadata extraction and accurate classification of information.

•	Search addresses information security and productivity requirements by securely indexing all information for fast retrieval and real-time monitoring.

•	Semantic Navigation improves the end-user experience of websites by enabling intuitive visual exploration of site content through contextual navigation.

•	eDiscovery enables the in-sourcing of legal discovery processes through the ability to classify, analyze and extract relevant information in an automated fashion.
OpenText Worldwide Customer Support
The first year of our customer support offering is usually purchased by customers together with the purchase of our EIM product offerings, and then renewed on an annual basis. Through our OpenText customer support, customers receive access to software upgrades, a support knowledge base, discussions, product information and an on-line mechanism to post and review “trouble tickets”. In addition, our customer support teams handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.
OpenText Worldwide Professional Services
We provide consulting, learning and hosting services to customers and generally these services relate to the implementation, training and integration of our product offerings into the customer's systems.
Our consulting services help customers build solutions that enable them to leverage their investments in our technology and in existing enterprise systems. The implementation of these services can range from simple modifications to meet specific departmental needs to enterprise applications that integrate with multiple existing systems.
Our learning services consultants analyze our customers' education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText's learning services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.
Our hosting services provide an alternative method of deployment of products and services and aim to achieve optimum performance without the administrative and implementation costs associated with installing and managing an in-house system.
Marketing and Sales
Customers
Our customer base consists of a number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2012, no single customer has accounted for 10% or more of our revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2012 we generated approximately 47% of our revenues from outside our “Americas” region, which primarily consists of countries in North America and Latin America. We make direct sales of products and services through our global network of subsidiaries. Generally, each of our subsidiaries license our software and then make sales and provide services to customers in its local country as well as in foreign countries where we do not have a local subsidiary.
OpenText Global Partner Program
We also market our products worldwide through indirect channels. We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our solutions and the investments our customers have made in their existing systems. We strive to create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value. We have two broad categories of partnerships: Global Strategic Alliances and Global Systems Integrators.
Global Strategic Alliances
These alliances are strategic partnerships, cultivated over time and often involve close collaboration of the partner's solution and our solution to create an extended and integrated solution for the customer.

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
OpenText and Microsoft Corporation
Our strategic alliance with Microsoft offers integration between our ECM solutions and Microsoft's desktop and server products, such as Microsoft SharePoint. We provide support for Microsoft platforms such as Windows 7 and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an OpenText customer to work with information from Enterprise Resource Planning, Customer Relationship Management, ECM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.
OpenText and Oracle Corporation
This partnership extends our enterprise solutions framework and builds upon the Oracle-Fusion based integration between OpenText and Oracle. The partnership with Oracle allows us to focus more on building content-enabled solutions that better solve complex, industry-specific problems. Our alliance with Oracle enables our customers to fortify their existing investments in Oracle applications, particularly in accounts payable, and report and output management solutions. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.
Global Systems Integrators
Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.
Accenture Ltd., a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic ECM solutions. Accenture's extensive experience with enterprise-rollout planning and design, combined with our ECM technology, provides solutions designed to address an organization's ECM requirements.
Deloitte Consulting LLP is also one of our Systems Integrator partners. Together we help organizations build value through improved ECM performance. Deloitte's Consulting expertise provides value across human capital, strategy and operations and technology within multiple industries around the world.
Other OpenText Systems Integrator partners include Cap Gemini Inc., Logica Holding Inc., and ATOS Origin.
International Markets
We provide our product offerings worldwide. Our geographic coverage allows us to draw on business and technical expertise from a geographically diverse workforce, providing greater stability to our operations and revenue streams by diversifying our portfolio to better mitigate against the risks of a single geographically focused business.
There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A to this Annual Report on Form 10-K.
Competition
The market for our products is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Many of our competitors are larger than us, such as International Business Machines Corporation (IBM), EMC Corporation (EMC) and Hewlett-Packard Company (HP). We also compete against Oracle and Microsoft, who are also our partners. In addition there are numerous smaller software vendors in the information management space, who also compete with us in certain components of the EIM market. We also face competition from systems integrators who configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
We believe that the principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe the relative importance of each of these factors depends upon the concerns and needs of each specific customer.
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $169.0 million for Fiscal 2012, $146.0 million for Fiscal 2011 and $129.4 million for Fiscal 2010. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operation. As a percentage of total revenue, our research and development expenses have remained relatively stable. We expect to continue to invest in research and development, notably, in areas such as cloud computing, mobility and social media.
Acquisitions during the last five fiscal years
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the marketplace and elsewhere in the high technology industry.
In Fiscal 2012, we made the following acquisitions:

•
On October 31, 2011, we acquired System Solutions Australia Pty Limited (MessageManager), a software company based in Sydney, Australia for $3.3 million. MessageManager specializes in Fax over Internet Protocol (FoIP).

•
On September 1, 2011, we acquired Operitel Corporation (Operitel), a software company based out of Peterborough, Ontario, Canada, for $7.0 million. Operitel specializes in building enterprise “Learning Portal” solutions.

•
On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a software company based in Dallas, Texas, for $256.6 million. Global 360 offers case management and document-centric business process management (BPM) solutions. The acquisition continues our expansion into the BPM market and adds to our technology, talent, services, partner and geographical strengths.

Prior to Fiscal 2012, we completed the following acquisitions:

•
On March 15, 2011, we acquired weComm Limited (weComm), based in London, United Kingdom, for $20.5 million. weComm's software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets.

•
On February 18, 2011, we acquired Metastorm Inc. (Metastorm) for $182.0 million. Based in Baltimore, Maryland, Metastorm provides Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution.

•
On October 27, 2010, we acquired StreamServe Inc. (StreamServe), a software company based in Burlington, Massachusetts, for $70.5 million. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format.

•
On May 27, 2010, we completed our acquisition of Burntsand Inc. (Burntsand) for $10.8 million. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as Enterprise Content Management, Collaboration and Service Management.

•
On April 16, 2010, we acquired for $4.0 million the key assets of New Generation Consulting, Inc., a Chicago, Illinois based professional services company that delivers content enabled solutions to various U.S. based customers. This acquisition enhances our professional services capabilities for content enabled solutions on Oracle business applications.

•	On April 1, 2010, we acquired Nstein Technologies Inc. (Nstein), a software company based in Montreal, Quebec,

Canada, for $33.9 million, inclusive of cash acquired, and consideration paid in OpenText shares. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein's solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data.

•
On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette Corporation (Vignette), an Austin, Texas based company that provides and develops software used for managing and delivering business content for $321.4 million, inclusive of cash acquired, equity consideration provided and the fair value of shares already owned prior to acquisition date. Pursuant to the terms of the merger agreement, each share of common stock of Vignette (not already owned by OpenText) issued and outstanding immediately prior to the effective date of the merger (July 21, 2009) was converted into the right to receive $8.00 in cash and 0.1447 of one OpenText common share (equivalent to a value of $5.33 as of July 21, 2009).

•
In April 2009, we completed the acquisition of Toronto-based Vizible Corporation (Vizible), a privately held maker of digital media interface solutions for $0.9 million. The addition of Vizible expands our Digital Media solutions.

•
In October, 2008, we completed the acquisition of Captaris Inc. (Captaris), a provider of software products that automate document-centric processes, for $101.0 million. The acquisition of Captaris has strengthened our ability to offer an expanded portfolio of solutions that integrate with SAP, Microsoft and Oracle solutions.

•
In July 2008, we completed the acquisition of eMotion LLC from Corbis Corporation, for $4.4 million. This acquisition enhances our capabilities in the “digital asset management” market, providing us a broader portfolio of offerings for marketing and advertising agencies, adding capabilities that complement our existing enterprise asset-management solutions.

•
In July 2008, we completed the acquisition of substantially all of the assets of a division of Spicer Corporation, a privately held company that specializes in file format viewer solutions for desktop applications, integrated business process management (BPM) systems, and reprographics. We purchased the assets for $11.7 million.

On July 2, 2012, we acquired Easylink Services International Corporation (EasyLink), a public company and a global provider of cloud-based electronic messaging and business integration services for approximately $315 million, inclusive of debt and net of cash acquired. See note 24 “Subsequent Events” to our consolidated financial statements for more details.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.
 Intellectual Property Rights
Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our software products are generally licensed to our customers on a non-exclusive basis for internal use in a customer's organization. We also grant rights in our intellectual property to third parties that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product(s) or to a particular geographic area.
We rely on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have obtained or applied for trademark registration for most strategic product names in most major markets. We have a number of U.S. and foreign patents and pending applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. While we believe our intellectual property is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.
Employees
As of June 30, 2012, we employed a total of 4,574 individuals. The composition of our employee base is as follows: (i) 956 employees in sales and marketing, (ii) 1,253 employees in product development, (iii) 986 employees in professional services, (iv) 767 employees in customer support, and (v) 612 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions where we operate, a “Workers' Council” represents our employees.

Pursuant to the acquisition of EasyLink on July 2, 2012, we acquired 539 employees. These employees are not included in the above totals.

Item 1A.    Risk Factors

The following important factors could cause our actual business and financial results to differ materially from our current expectations, estimates, forecasts and projections. These forward-looking statements contained in this Annual Report on Form 10-K or made elsewhere by management from time to time are subject to important risks, uncertainties and assumptions which are difficult to predict. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. These risks discussed below are not presented in order of importance or probability of occurrence.
Weakened economic conditions and uncertainty could adversely affect our operating results
Our overall performance depends in part on worldwide economic conditions. The United States, the European Union and other key international economies have experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that the downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenues being recognized from quarter to quarter
The decision by a customer to purchase our products often involves a comprehensive implementation process across the customer's network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also because of the seasonal fluctuation in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing arrangements. In the current economic environment it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenue, potentially negatively impacting our results of operations.
Our success depends on our relationships with strategic partners, distributors, and third party service providers and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, or service from third party providers could materially impact our revenues
We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our products through third parties, and also a portion of our service revenue can be impacted by the level of service provided by third party service providers relating to internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the sale of products other than ours (which could include competitors' products) or may not devote sufficient resources to marketing our products. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing our products or providing adequate internet, telecommunication and power service so that disruptions and outages are not experienced by our customers. A reduction in partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the sale of our products or a decline or disruption in third party services could cause users and the general public to perceive our software and services as inferior and could materially reduce revenues.
If we do not continue to develop new technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media and software as a service (SaaS). In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products could be rendered obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
If our products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of growing the capabilities of our EIM software offerings through our proprietary research and the development of new product offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue: (i) to enhance our products; and (ii) to seek to set the standard for ECM capabilities. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

Our investment in our current research and development efforts may not provide a sufficient, timely return
The development of EIM software products is a costly, complex and time-consuming process, and the investment in EIM software product development often involves a long wait until a return is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenues increase. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.
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
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties have and will continue to assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies, such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, as we continue to develop products and expand our portfolio using new technology and innovation that may involve requiring the use of the internet, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights to ensure they comply with judicial decisions. Typically our agreements with our partners and end-users contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
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
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer similar solutions as we do, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of EIM delivery, different from that which we offer, our business and operating results could also be materially and adversely affected.
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse affect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our goods and services by replacing competitors which are comparable in size to our company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our products and services on the basis of sale price, marketing, services or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the goods and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth, improved economies of scale or put us at a disadvantage to our better capitalized competitors.
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. Thus, we continue to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our Common Shares.
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
We must continue to manage our internal resources during periods of company growth or our operating results could be adversely affected
The EIM market in which we compete continues to evolve at a rapid pace. Moreover, we have grown significantly through acquisitions in the past and expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources and increased demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively our operating results will likely suffer which may, in turn, adversely affect our business.
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
Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
Our products are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors which may become apparent only after the products are installed in an end-user's network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products and alleviating such errors and failures may require us to make significant expenditure of our resources. The errors in or failure of our products could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product errors and failures may be materially damaging. Since we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
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
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations. In addition, if data security is compromised this could materially and adversely affect our future operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of services are significant to these customers and enterprises. Although we do not have a history of data security breaches, nor do we reasonably believe that our data systems will be compromised in the future, if our systems are accessed by unauthorized parties, it could lead to major disruption and loss of customer data which may involve us having to spend material resources on correcting the breach and indemnifying the relevant parties which could have adverse effects on our future operating results.

Unauthorized disclosures and breaches of security data may adversely affect our operations
Many of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and retention of information. We have certain measures to protect our information systems against unauthorized access and disclosure of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, affecting our business, assets, revenues, brand and reputation and resulting in penalties, fines, litigation and other potential liabilities, in each case depending on the nature of the information disclosed. These risks to our business may increase as we expand the number of web-based products and services we offer and increase the number of countries in which we operate.
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
The volatility of our stock price could lead to losses by shareholders
The market price of our Common Shares has been subject to wide fluctuations. Such fluctuations in market price may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products that are relevant to our industry; (iii) changes in financial estimates by securities analysts; or (iv) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
We may become involved in litigation that may materially adversely affect us
From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in note 2 “Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 232,000 square feet of owned facilities and 1,053,137 square feet of leased facilities.
Owned Facilities
Our headquarters is located in Waterloo, Ontario, Canada, and it consists of approximately 232,000 square feet. We currently utilize approximately 184,000 square feet of the facility. The land upon which the building stands is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University of Waterloo not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.
We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage please refer to note 10 “Long-term Debt” to our consolidated financial statements, under Item 8 of this Annual Report on Form 10-K.
Leased Facilities
We lease 1,053,137 square feet both domestically and internationally. Our significant leased facilities include the following:

•	Grasbrunn facility, located in Germany, totaling 122,678 square feet of office and storage;

•	Richmond Hill facility, located in Ontario, Canada, totaling 101,458 square feet;

•	Hyderabad facility, located in India, totaling 66,838 square feet;

•	Bellevue facility, located in Washington, United States, totaling 54,855 square feet;

•	Ottawa facility, located in Ontario, Canada totaling 32,614 square feet;

•	Austin facility, located in Texas, United States, totaling 31,672 square feet;

•	Konstanz facility, located in Germany, totaling 28,800 square feet of office and storage;

•	Tucson facility, located in Arizona, United States, totaling 25,000 square feet;

•	Reading facility, located in Berkshire, United Kingdom totaling 24,302 square feet;

•	Rochester facility, located in New York, United States totaling 24,278 square feet; and

•	Sydney facility, located in NSW, Australia totaling 16,315 square feet.
Due to restructuring and merger integration initiatives, we have vacated 140,395 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.
On July 2, 2012, we acquired EasyLink and inherited an additional 202,601 square feet of leased facilities. For more details of this acquisition see note 24 “Subsequent Events” to our consolidated financial statements, under Item 8 of this Annual Report on Form 10-K.

Item 3.        Legal Proceedings

In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (“TSX”) since 1998 under the symbol “OTC”. The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX and NASDAQ, respectively, for the periods indicated below.

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ending June 30, 2012:
Fourth Quarter	$62.70	$45.27	$62.08	$46.63
Third Quarter	$62.70	$47.99	$62.66	$48.67
Second Quarter	$61.94	$47.52	$62.83	$50.55
First Quarter	$72.32	$46.34	$69.15	$46.10

Fiscal Year Ending June 30, 2011:
Fourth Quarter	$67.08	$58.10	$64.58	$57.04
Third Quarter	$63.70	$45.65	$61.81	$46.06
Second Quarter	$48.66	$41.83	$49.59	$42.99
First Quarter	$48.76	$36.00	$50.11	$37.32
On July 6, 2012, the closing price of our Common Shares on the NASDAQ was $48.79 per share, and on the TSX was Canadian $49.54 per share.
As at July 6, 2012, we had 346 shareholders of record holding our Common Shares of which 301 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.

Dividend Policy
We have historically not paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Purchases
The following table provides details of Common Shares purchased by the Company during the three months ended June 30, 2012.
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED JUNE 30, 2012

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/1/12 to 04/30/12	—	$—	—	—
05/1/12 to 05/31/12	221,081	$49.25	—	110,540
06/1/12 to 06/30/12	—	$—	—	—
Total	221,081	$49.25	—	110,540
The above represents Common Shares issuable, in the future, in connection with performance share units granted under our Fiscal 2012 long-term incentive plan. For more details of this repurchase, please see “Treasury Stock” under note 12 “Share Capital, Option Plans and Share-based Payments”, under Item 8 of this Annual Report on Form 10-K. The price paid for the Common Shares was at the prevailing market price at the time of repurchase.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2012 the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•
an index of companies in the software application industry which is maintained by Zacks Investment Research, who is the exclusive provider of Morningstar Industry data (herein referred to as the “Morningstar Index”);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2007, as compared with the cumulative return on a $100 investment in the Morningstar Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective Indices are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2007 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011	June 30, 2012
Open Text Corporation	$100.00	$147.52	$167.37	$172.52	$294.21	$229.32
Morningstar Index	$100.00	$94.19	$74.29	$90.94	$130.34	$128.40
NASDAQ Composite	$100.00	$88.72	$71.73	$83.19	$110.41	$118.13
S&P/TSX Composite	$100.00	$111.26	$72.49	$88.74	$118.14	$100.36

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	960,151	$25.92	437,795
Equity compensation plans not approved by security holders :
Under restricted stock awards (1)	655	n/a	—
Under deferred / performance stock awards	20,204	n/a	806,559
Under restricted stock units	33,333	n/a	—
Total	1,014,343	n/a	1,244,354

(1)	These restricted stock awards were assumed in connection with our acquisitions. No additional awards were or can be granted under the plan that originally issued these awards.
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
Under the Protocol, dividends are subject to a 5% withholding tax where the beneficial owner is a company (including fiscally transparent entities as from January 1, 2010) that holds at least 10% of the voting stock of the company paying the dividends; otherwise, the rate is 15%.
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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited financial statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to, Global 360 Holding Corp., Metastorm Inc., Vignette Corporation and Captaris Inc. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share. The financial results of EasyLink, however, are not included in the table below. The financial results of EasyLink will be consolidated in our financial statements for the first quarter of Fiscal 2013.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
(In thousands, except per share data)
Statement of Income Data:
Revenues	$1,207,473	$1,033,303	$912,023	$785,665	$725,532
Net income	$125,174	$123,203	$89,212	$56,938	$53,006
Net income per share, basic	$2.16	$2.16	$1.59	$1.09	$1.04
Net income per share, diluted	$2.13	$2.11	$1.55	$1.07	$1.01
Weighted average number of Common Shares outstanding, basic	57,890	57,077	56,280	52,030	50,780
Weighted average number of Common Shares outstanding, diluted	58,734	58,260	57,385	53,271	52,604

	As of June 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$2,444,293	$1,932,363	$1,715,682	$1,507,236	$1,434,676
Long-term liabilities	$788,388	$477,545	$404,912	$500,070	$491,980
Cash dividends per Common Share	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
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
All dollar and percentage comparisons made herein under the sections titled “Fiscal 2012 Compared to Fiscal 2011” refer to the twelve months ended June 30, 2012 (Fiscal 2012) compared with the twelve months ended June 30, 2011 (Fiscal 2011). All dollar and percentage comparisons made herein under the sections titled “Fiscal 2011 Compared to Fiscal 2010” refer to Fiscal 2011 compared with the twelve months ended June 30, 2010 (Fiscal 2010).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of information management software products that help people in organizations work, interact, and innovate in a secure, engaging, and productive way. We build software that allows companies to organize and manage their content, operate more efficiently and effectively, increase engagement with customers, collaborate with business partners, and address regulatory and business requirements associated with information management. Our products incorporate social and mobile experiences and are delivered for on premise implementation as well as through cloud and managed hosted services.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 4,500 people worldwide. We recently acquired EasyLink Services International Corporation (EasyLink), which is discussed in more detail below. With the acquisition of EasyLink we acquired an additional 539 employees.
Fiscal 2012 Highlights:
Fiscal 2012 was overall a successful year for us. The followings are highlights of our operating results:

•	Total revenue for the year was $1.2 billion, up 16.9% over Fiscal 2011.

•	License revenue was $293.7 million, up 9.1% over Fiscal 2011.

•	GAAP-based EPS, diluted, was $2.13 compared to $2.11 in Fiscal 2011.

•	Non-GAAP-based EPS, diluted, was $4.60 compared to $4.07 in Fiscal 2011.

•	GAAP-based operating income margin was 12.4% compared to 14.6% in Fiscal 2011.

•	Non-GAAP-based operating income margin was 27.3% compared to 27.5% in Fiscal 2011

•	Operating cash flow was $266.5 million, up 19.4% over Fiscal 2011.

•	Cash and cash equivalents was $559.7 million as of June 30, 2012, compared to $284.1 million as of June 30, 2011.
On November 9, 2011, we entered into a $700 million amended and restated credit agreement, with a $600 million term loan facility (Term Loan) and a $100 million committed revolving credit facility (Revolver). We used a portion of this term loan facility to repay our previously outstanding term debt. The remaining cash will be used for future business operations, which may include the funding of future acquisition opportunities.
During Fiscal 2012, Mr. John Shackleton retired from OpenText as President and Chief Executive Officer, with Mr. Mark Barrenechea appointed to take his place. Mr. Shackleton was with OpenText for over 12 years. Mr. Barrenechea has over 20 years of executive management and leadership experience in the high-technology industry and he was the former President and Chief Executive Officer at Silicon Graphics International Corporation (SGI). Prior to SGI, Mr. Barrenechea served as Executive Vice President and Chief Technology Officer for CA Inc., from 2003 to 2006. From 1997 to 2003, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation. In addition, there were other appointments and new hires made to our executive leadership team as we continue to grow and expand our business. On June 11, 2012, we announced that Mr. Greg Corgan joined our Company as Executive Vice President, Worldwide Field Operations. Mr. Corgan has over 25 years of experience in Enterprise Software. Most recently, Mr.Corgan was the Corporate Senior Vice President and President of Global Field Operations for Infor, Inc., a provider of enterprise software for a broad range of business functions including inventory and asset management, resource planning and human capital management.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within our traditional Enterprise Content Management (ECM) market and also in the broader Enterprise Information Management (EIM) marketplace. We made three acquisitions during Fiscal 2012 and completed another one subsequent to the Fiscal 2012 year end.

•
On July 2, 2012, we acquired EasyLink, a company based in Georgia, USA and a global provider of cloud-based electronic messaging and business integration services for approximately $315 million, inclusive of debt and net of cash acquired. See note 24 “Subsequent Events” to our consolidated financial statements for more details.

•
On October 31, 2011, we acquired System Solutions Australia Pty Limited (MessageManager), which is the sole shareholder of MessageManager Solutions Pty Limited, a software company based in Sydney, Australia, for $3.3 million. MessageManager specializes in Fax over Internet Protocol.

•
On September 1, 2011, we acquired Operitel Corporation (Operitel), a software company based in Peterborough, Ontario, Canada, specializing in Learning Management Systems (LMS) and Enterprise Learning Portals, for $7.0 million. The acquisition adds strong e-learning capabilities to our solutions. Operitel's solutions include social and mobile learning management and capabilities that integrate with Microsoft® SharePoint.

•
On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a provider of process and case management solutions headquartered in Dallas, Texas, for $256.6 million. The acquisition continues our expansion into the Business Process Management (BPM) market and adds to our pool of technology, as well as giving us new capabilities in the field of dynamic case management.

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Outlook for Fiscal 2013
As we continue to expand our product offerings through internal development and acquisitions, we are evolving from our heritage in the ECM space to a broader market category known as EIM. While ECM forms a foundation for EIM, EIM also encompasses capabilities such as Customer Experience Management (CEM), BPM, Information Exchange (iX) and Discovery, which are capabilities that are beyond the scope of a pure ECM offering.

We believe we have a strong position in the EIM market. We continue to have over 50% of our revenues from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce our impact from a “downturn” in the economy that may occur in any one specific region. Our goal is to build on our leadership in ECM, BPM and CEM and to expand our position in iX and Discovery, to emerge as the leading vendor in EIM.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Goodwill,

(iii)	Acquired intangibles,

(iv)	Restructuring charges,

(v)	Business combinations,

(vi)	Foreign currency translation, and

(vii)	Income taxes.
For detailed discussions please see note 2 "Significant Accounting Policies" to our consolidated financial statements.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product, revenues by major geography, cost of revenues by product, total gross margin, total operating margin, gross margin by product, and their corresponding percentage of total revenue. In addition, we provide non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company's performance. See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Total Revenues by Product Type:
License	$293,719	$24,517	$269,202	$31,128	$238,074
Customer support	656,568	96,027	560,541	53,089	507,452
Services and Other	257,186	53,626	203,560	37,063	166,497
Total revenues	1,207,473	174,170	1,033,303	121,280	912,023
Total Cost of Revenues	418,018	76,998	341,020	44,489	296,531
Total GAAP-based Gross Margin	789,455	97,172	692,283	76,791	615,492
Total GAAP-based Gross Margin %	65.4%		67.0%		67.5%
Total GAAP-based Operating Expenses	640,095	98,417	541,678	35,424	506,254
Total GAAP-based Income from Operations	$149,360	$(1,245)	$150,605	$41,367	$109,238

% Revenues by Product Type:
License	24.3%		26.1%		26.1%
Customer support	54.4%		54.2%		55.6%
Services and Other	21.3%		19.7%		18.3%

Total Cost of Revenues by Product Type:
License	$18,033	$(251)	$18,284	$1,362	$16,922
Customer support	110,504	23,670	86,834	3,093	83,741

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Services and Other	204,909	37,055	167,854	32,458	135,396
Amortization of acquired technology-based intangible assets	84,572	16,524	68,048	7,576	60,472
Total cost of revenues	$418,018	$76,998	$341,020	$44,489	$296,531

% GAAP-based Gross Margin by Product Type:
License	93.9%		93.2%		92.9%
Customer support	83.2%		84.5%		83.5%
Services and Other	20.3%		17.5%		18.7%

Total Revenues by Geography:
Americas*	$635,460	$90,739	$544,721	$65,769	$478,952
EMEA**	474,418	55,069	419,349	41,808	377,541
Asia Pacific	97,595	28,362	69,233	13,703	55,530
Total revenues	$1,207,473	$174,170	$1,033,303	$121,280	$912,023

% Revenues by Geography:
Americas*	52.6%		52.7%		52.5%
EMEA**	39.3%		40.6%		41.4%
Asia Pacific	8.1%		6.7%		6.1%

GAAP-based gross margin	65.4%		67.0%		67.5%
GAAP-based operating margin	12.4%		14.6%		12.0%
GAAP-based EPS, diluted	$2.13		$2.11		$1.55
Non-GAAP-based gross margin	72.5%		73.6%		74.2%
Non-GAAP-based operating margin	27.3%		27.5%		27.9%
Non-GAAP-based EPS, diluted	$4.60		$4.07		$3.12

*	Americas primarily consists of countries in North America and Latin America.
**	EMEA primarily consists of countries in Europe and the United Arab Emirates.

Revenues, Cost of Revenues and Gross Margin by Product Type

1) License Revenues:
License Revenues consists of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of license revenues consists primarily of royalties payable to third parties.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
License Revenues :
Americas	$145,693	5,738	$139,955	23,162	$116,793
EMEA	120,853	10,114	110,739	4,375	106,364
Asia Pacific	27,173	8,665	18,508	3,591	14,917
Total license revenues	293,719	24,517	269,202	31,128	238,074
Cost of license revenues	18,033	(251)	18,284	1,362	16,922
GAAP-based License Margin	$275,686	24,768	$250,918	29,766	$221,152
GAAP-based License Margin %	93.9%		93.2%		92.9%

% License Revenues by Geography:
Americas	49.6%		52.0%		49.1%
EMEA	41.1%		41.1%		44.7%
Asia Pacific	9.3%		6.9%		6.2%

Fiscal 2012 Compared to Fiscal 2011:
License revenues increased by $24.5 million, which is geographically attributable to an increase in Americas of $5.7 million, an increase in EMEA of $10.1 million and an increase in Asia Pacific of $8.7 million. Overall in Fiscal 2012 we experienced an increase in the number of deals greater than $1 million along with an increase in the proportion of revenues that came from our partner program. Additionally, license revenue was favourably influenced by the impact of acquisitions.
Cost of license revenues decreased slightly by $0.3 million. The decrease in costs was primarily due to lower third party technology costs. Overall gross margin on cost of license revenues remained relatively stable.

Fiscal 2011 Compared to Fiscal 2010:
License revenues increased by $31.1 million, which was geographically attributable to an increase in Americas of $23.1 million, an increase in EMEA of $4.4 million and an increase in Asia Pacific of $3.6 million. Overall, license revenue was favourably influenced by the impact of acquisitions.
Cost of license revenues increased by $1.4 million. The increase in costs was primarily due to an increase in direct costs associated with the corresponding increase in license revenues. Overall gross margin on cost of license revenues remained relatively stable.

2) Customer Support Revenues:
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

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Customer Support Revenues :
Americas	$352,971	53,285	$299,686	22,330	$277,356
EMEA	254,539	31,617	222,922	24,615	198,307
Asia Pacific	49,058	11,125	37,933	6,144	31,789
Total customer support revenues	656,568	96,027	560,541	53,089	507,452
Cost of customer support revenues	110,504	23,670	86,834	3,093	83,741
GAAP-based Customer Support Margin	$546,064	72,357	$473,707	49,996	$423,711
GAAP-based Customer Support Margin %	83.2%		84.5%		83.5%

% Customer Support Revenues by Geography
Americas	53.8%		53.5%		54.7%
EMEA	38.8%		39.8%		39.1%
Asia Pacific	7.4%		6.7%		6.2%

Fiscal 2012 Compared to Fiscal 2011:
Customer support revenues increased by $96.0 million which was geographically attributable to an increase in Americas of $53.3 million, an increase in EMEA of $31.6 million and an increase in Asia Pacific of $11.1 million. Overall we saw that recent acquisitions had favourably influenced revenue growth across all geographic regions.
Cost of customer support revenues increased by $23.7 million. The increase in costs was primarily due to higher direct costs incurred as a result of increased customer support revenues, as well as an increase in the installed base of third party products. Overall gross margin on customer support revenues remained relatively stable.

Fiscal 2011 Compared to Fiscal 2010:
Customer support revenues increased by $53.0 million which was geographically attributable to an increase in Americas of $22.3 million, an increase in EMEA of $24.6 million and an increase in Asia Pacific of $6.1 million.
Cost of customer support revenues increased by $3.1 million. The increase in costs was primarily due to an increase in direct costs associated with the corresponding increase in customer support revenues. Overall gross margin on customer support revenues remained relatively stable.

3) Service and Other Revenues:
Service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Service and Other” category because they are relatively immaterial to our service revenues. Professional Services, if purchased, are typically performed after the purchase of new software licenses. Cost of service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Service and Other Revenues :
Americas	$136,796	31,716	$105,080	20,277	$84,803
EMEA	99,026	13,338	85,688	12,818	72,870
Asia Pacific	21,364	8,572	12,792	3,968	8,824
Total service and Other Revenues	257,186	53,626	203,560	37,063	166,497
Cost of service and other revenues	204,909	37,055	167,854	32,458	135,396
GAAP-based Service and Other Revenues Margin	$52,277	16,571	$35,706	4,605	$31,101
GAAP-based Service and Other Revenues Margin %	20.3%		17.5%		18.7%

% Service and Other Revenues by Geography
Americas	53.2%		51.6%		50.9%
EMEA	38.5%		42.1%		43.8%
Asia Pacific	8.3%		6.3%		5.3%

Fiscal 2012 Compared to Fiscal 2011:
Service and other revenues increased by $53.6 million which was geographically attributable to an increase in Americas of $31.7 million, an increase in EMEA of $13.3 million and the remaining increase in Asia Pacific of $8.6 million. Overall we saw that recent acquisitions had favourably influenced revenue growth across all geographic regions.
Cost of services and other revenues increased by $37.1 million, primarily as a result of an increase in direct labour and other labour related costs associated with an increase in service and other revenues. Overall gross margin on services and other revenues increased as a result of improved utilization.

Fiscal 2011 Compared to Fiscal 2010:
Service and other revenues increased by $37.1 million which was geographically attributable to an increase in Americas of $20.3 million, an increase in EMEA of $12.8 million and an increase in Asia Pacific of $4.0 million.
Cost of services and other revenues increased by $32.5 million primarily as a result of an increase in direct labour and other labour related costs associated partially with an increase in service and other revenues but also due to an increase in sub contracting costs, utilized as we continued to train and develop our internal staff.
Amortization of acquired technology-based intangible assets

Fiscal 2012 Compared to Fiscal 2011:
Amortization of acquired technology-based intangible assets increased by $16.5 million due to acquisitions during Fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010:
 Amortization of acquired technology-based intangible assets increased by $7.6 million due to acquisitions during Fiscal 2011.

Operating Expenses

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Research and Development	$169,043	23,051	$145,992	16,614	$129,378
Sales and marketing	274,544	42,212	232,332	34,124	198,208
General and administrative	97,072	10,376	86,696	3,401	83,295
Depreciation	21,587	(529)	22,116	4,691	17,425
Amortization of acquired customer-based intangible assets	53,326	14,360	38,966	3,026	35,940
Special charges	24,523	8,947	15,576	(26,432)	42,008
Total operating expenses	$640,095	98,417	$541,678	35,424	$506,254

In % of Total Revenues:
Research and Development	14.0%		14.1%		14.2%
Sales and marketing	22.7%		22.5%		21.7%
General and administrative	8.0%		8.4%		9.1%
Depreciation	1.8%		2.1%		1.9%
Amortization of acquired customer-based intangible assets	4.4%		3.8%		3.9%
Special charges	2.0%		1.5%		4.6%
Fiscal 2012 Compared to Fiscal 2011:

Total operating expenses increased by $98.4 million, primarily due to acquisitions made in the current fiscal year. In particular, acquisitions impacted the increases experienced in the amortization of customer-based intangible assets and in the Special charges account. As a percentage of revenues, however, all other operating expense accounts remained relatively stable compared to the prior fiscal year.

Fiscal 2011 Compared to Fiscal 2010:

Total operating expenses increased by $35.4 million, primarily due to acquisitions. Special charges decreased by $26.4 million primarily due to less restructuring charges incurred under the Fiscal 2011 Restructuring Plan than the Fiscal 2010 Restructuring Plan. The Fiscal 2011 Restructuring Plan was a less substantial restructuring plan primarily because the Fiscal 2011 acquisitions were smaller in scale than the Fiscal 2010 acquisitions.
Research and development expenses consist primarily of personnel expenses, contracted research and development expenses, and facility costs. Research and development assists with organic growth, improves product stability and functionality, and as such we dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

	Year-over-year Change between Fiscal
(In thousands)	2012 and 2011	2011 and 2010
Payroll and payroll-related benefits	$17,875	$13,398
Contract labour and consulting	(295)	136
Share based compensation	1,325	1,478
Travel and communication	(27)	1,023
Facilities	3,716	586
Other miscellaneous	457	(7)
Total year-over-year change in research and development expenses	$23,051	$16,614

Fiscal 2012 Compared to Fiscal 2011:
Research and development expenses increased by $23.1 million, primarily due to an increase in payroll and payroll-related benefits of $17.9 million. These increases were driven largely by the additional headcount we acquired as a result of acquisitions. Facility costs increased correspondingly, partially as a result of the increase in the number of employees engaged in research and development activities, and also due to increased operational spending. Share based compensation expense increased as a result of an increase in long-term incentive plan (LTIP) expenses that were recorded. Overall, our research and development expenses, as a percentage of total revenues, remained stable at approximately 14%.

Fiscal 2011 Compared to Fiscal 2010:
Research and development expenses increased by $16.6 million, primarily due to an increase in payroll and payroll-related benefits of $13.4 million. These increases were driven largely by the additional headcount we incurred as a result of acquisitions. Share based compensation expense increased as a result of an increase in LTIP expenses that were recorded. Overall, research and development expenses, as a percentage of total revenues, remained stable at approximately 14%.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

	Year-over-year Change between Fiscal
(In thousands)	2012 and 2011	2011 and 2010
Payroll and payroll-related benefits	$33,557	$18,363
Contract labour and consulting	(837)	864
Share based compensation	3,244	3,971
Travel and communication	3,391	4,902
Marketing expenses	1,388	1,692
Facilities	2,274	588
Other miscellaneous	(805)	3,744
Total year-over-year change in sales and marketing expenses	$42,212	$34,124

Fiscal 2012 Compared to Fiscal 2011:
Sales and marketing expenses increased by $42.2 million, primarily due to an increase in payroll and payroll-related benefits of $33.6 million. These increases were driven largely by the additional headcount we incurred as a result of acquisitions and as a result of increased hiring we did as we continue to expand and grow our business globally. Travel and communication expenses increased commensurate with the increased scale of operations year over year. Share based compensation expense increased as a result of an increase in LTIP expenses that were recorded. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 22%.
Fiscal 2011 Compared to Fiscal 2010:
Sales and marketing expenses increased by $34.1 million primarily due to an increase in payroll and payroll-related benefits of $18.4 million, and travel and communication expenses of $4.9 million. Share based compensation expense increased as a result of an increase in LTIP expenses that were recorded. The remainder of the difference was principally due to sales events and changes in other miscellaneous sales and marketing-related expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 22%.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Year-over-year Change between Fiscal
(In thousands)	2012 and 2011	2011 and 2010
Payroll and payroll-related benefits	$6,881	$(1,933)
Contract labour and consulting	(350)	(632)
Share based compensation	1,882	(894)
Travel and communication	167	450
Facilities and Information Technology (IT) costs	331	4,212
Other miscellaneous	1,465	2,198
Total year-over-year change in general and administrative expenses	$10,376	$3,401

Fiscal 2012 Compared to Fiscal 2011:
General and administrative expenses increased by $10.4 million primarily due to an increase in payroll and payroll-related benefits of $6.9 million, and due to an increase in share based compensation expense of $1.9 million on account of the LTIP plans. Overall, our general and administrative expenses, as a percentage of total revenues, have remained stable at 8.0%.
Fiscal 2011 Compared to Fiscal 2010:
General and administrative expenses increased by $3.4 million primarily related to Facilities and IT costs. These expenses were offset by a decrease in payroll and payroll-related benefits as a result of centralized administrative functions. Overall, our general and administrative expenses, as a percentage of total revenues, decreased to 8.4% as a result of improved operational efficiencies.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Depreciation	$21,587	$(529)	$22,116	$4,691	17,425

Fiscal 2012 Compared to Fiscal 2011:
Depreciation expenses have remained relatively stable in Fiscal 2012.
Fiscal 2011 Compared to Fiscal 2010:
Depreciation expenses increased by $4.7 million in 2011 primarily due to the construction of the second building at our headquarters in Waterloo, Ontario.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Amortization of acquired customer-based intangible assets	$53,326	$14,360	$38,966	$3,026	$35,940
Fiscal 2012 Compared to Fiscal 2011:
Amortization expenses of acquired customer-based intangible assets increased by $14.4 million due to acquisitions.
Fiscal 2011 Compared to Fiscal 2010:
Amortization expenses of acquired customer-based intangible assets increased by $3.0 million primarily due to acquisitions.
Special charges:
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs and other similar charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are, more often than not, completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Special charges	$24,523	$8,947	$15,576	$(26,432)	$42,008
Fiscal 2012 Compared to Fiscal 2011:
Special charges increased by $8.9 million during Fiscal 2012 primarily due to new restructuring activities implemented during the first quarter of Fiscal 2012 and on account of additional acquisition-related costs. For more details on Special charges, see note 16 "Special Charges" to our consolidated financial statements.
Fiscal 2011 Compared to Fiscal 2010:
Special charges decreased by $26.4 million during Fiscal 2011 primarily due to the substantial completion of our Fiscal 2010 restructuring plan implemented in the first quarter of Fiscal 2010. For more details on Special charges, see note 16 "Special Charges" to our consolidated financial statements.
Net other income (expenses):
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). These income (expenses) are dependent upon the change in currency exchange rates vis-à-vis the functional currency of the legal entity and we are unable to predict the impact of these income (expenses) on our net income.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Other income (expense), net	$3,549	$9,568	$(6,019)	$3,274	$(9,293)
Net interest expense:
Net interest expense is primarily made up of cash interest paid and accrued on our debt facilities offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Interest expense, net	$15,564	7,112	$8,452	(346)	$8,798
Fiscal 2012 Compared to Fiscal 2011:
Net interest expense increased by $7.1 million, primarily due to interest incurred on the new debt financing agreement we entered into on November 9, 2011. For more details see note 10 "Long-Term Debt" to our consolidated financial statements.
Fiscal 2011 Compared to Fiscal 2010:
Net interest expense remained relatively stable.

Provision for (recovery of) income taxes:

We initiated an internal reorganization of our international subsidiaries in Fiscal 2010 and continue to integrate acquisitions into this new organizational structure for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.

We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to the United States, Luxembourg and Germany.

	Year Ended June 30,
(In thousands)	2012	Change increase (decrease)	2011	Change increase (decrease)	2010
Provision for (recovery of) income taxes	$12,171	$(760)	$12,931	$10,996	$1,935
Fiscal 2012 Compared to Fiscal 2011:
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) has remained relatively stable at 8.9% for Fiscal 2012 compared to 9.5% for Fiscal 2011. The slight decrease in the Fiscal 2012 effective tax rate is due to tax benefits relating to the internal reorganization of the recently acquired international subsidiaries of Metastorm Inc. and Global 360, the impact of foreign tax rate differences and a Canadian election to file tax returns in U.S. dollar functional currency accepted in Fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010:

The increase in the effective tax rate from 2.1% in Fiscal 2010 to 9.5% in Fiscal 2011 was primarily due to a reduction in tax benefits relating to the internal reorganization of our international subsidiaries during the latter part of Fiscal 2010 and the beginning of Fiscal 2011 and amortization of deferred charges related to the internal reorganization of our international subsidiaries.
For a detailed reconciliation of tax expense to the combined expected Canadian federal and provincial tax rate see note 13 "Income Taxes" to our consolidated financial statements.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP. These non-U.S. GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar non-U.S. GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these non-U.S. GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its consolidated financial statements, all of which should be considered when evaluating the Company's results. The Company uses these non-U.S. GAAP financial measures to supplement the information provided in its consolidated financial statements, which are presented in accordance with U.S. GAAP. The presentation of non-U.S. GAAP financial measures are not meant to be a substitute for financial measures presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. OpenText strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure. The Company therefore believes that despite these limitations, it is appropriate to supplement the disclosure of the U.S. GAAP measures with certain non-U.S. GAAP measures.. Non-U.S. GAAP net income and non-U.S. GAAP EPS are calculated as net income or net income per share on a diluted basis, excluding, where applicable, the amortization of acquired intangible assets, other income (expense), share-based compensation, and restructuring, all net of tax. The Company's management believes that the presentation of non-U.S. GAAP net income and non-U.S. GAAP EPS provides useful information to investors because it excludes non-operational charges. The use of the term “non-operational charge” is defined by the Company as those that do not impact operating decisions taken by the Company's management and is based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports. In the course of such evaluation and for the purpose of making operating decisions, the Company's management excludes certain items from its analysis, such as amortization of acquired intangible assets, restructuring costs, share-based compensation, other income (expense) and the taxation impact of these items. These items are excluded based upon the manner in which management evaluates the business of the Company and are not excluded in the sense that they may be used under U.S. GAAP. The Company believes the provision of supplemental non-U.S. GAAP measures allows investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText's performance or expected performance of recurring operations and facilitates period-to-period comparison of operating performance. As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary non-U.S. GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP based financial measures to non-U.S. GAAP based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the years ended June 30, 2012, 2011 and 2010 respectively.
(in thousands except for per share data)

	Year Ended June 30,
	2012				2011				2010
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Customer Support	110,504	(169)	(1)	110,335	86,834	(47)	(1)	86,787	83,741	(118)	(1)	83,623
Service and Other	204,909	(647)	(1)	204,262	167,854	(432)	(1)	167,422	135,396	(230)	(1)	135,166
Amortization of acquired technology-based intangible assets	84,572	(84,572)	(2)	—	68,048	(68,048)	(2)	—	60,472	(60,472)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	789,455	85,388		874,843	692,283	68,527		760,810	615,492	60,820		676,312
Operating Expenses
Research and development	169,043	(3,939)	(1)	165,104	145,992	(2,614)	(1)	143,378	129,378	(1,137)	(1)	128,241
Sales and marketing	274,544	(8,811)	(1)	265,733	232,332	(5,568)	(1)	226,764	198,208	(1,596)	(1)	196,612
General and administrative	97,072	(4,531)	(1)	92,541	86,696	(2,648)	(1)	84,048	83,295	(3,543)	(1)	79,752
Amortization of acquired customer-based intangible assets	53,326	(53,326)	(2)	—	38,966	(38,966)	(2)	—	35,940	(35,940)	(2)	—
Special charges	24,523	(24,523)	(3)	—	15,576	(15,576)	(3)	—	42,008	(42,008)	(3)	—
GAAP-based income from operations/ Non-GAAP-based operating income	149,360	180,518		329,878	150,605	133,899		284,504	109,238	145,045		254,283
Other income, net	3,549	(3,549)	(4)	—	(6,019)	6,019	(4)	—	(9,293)	9,293	(4)	—
Provision for (recovery of) income taxes	12,171	31,833	(5)	44,004	12,931	25,716	(5)	38,647	1,935	64,345	(5)	66,280
GAAP-based net income for the period/ Non-GAAP-based net income	125,174	145,136	(6)	270,310	123,203	114,202	(6)	237,405	89,212	89,992	(6)	179,204
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$2.13	$2.47	(6)	$4.60	$2.11	$1.96	(6)	$4.07	$1.55	$1.57	(6)	$3.12

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the aftermath of acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(4)
Adjustment relates to the exclusion of Other income (expense) from our non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is hence therefore from our internal analysis of operating results.

(5)
Adjustment relates to differences between the GAAP-based tax provision (recovery) and a non-GAAP-based tax rate; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income.

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Year Ended June 30,
	2012		2011		2010
		Per share		Per share		Per share
Non-GAAP-based net income	$270,310	$4.60	$237,405	$4.07	$179,204	$3.12
Less:
Amortization	137,898	2.35	107,014	1.84	96,412	1.69
Share-based compensation	18,097	0.31	11,309	0.19	6,624	0.12
Special charges	24,523	0.42	15,576	0.27	42,008	0.73
Other (income) expense	(3,549)	(0.06)	6,019	0.10	9,293	0.16
GAAP-based provision for (recovery of) income tax	12,171	0.21	12,931	0.22	1,935	0.03
Tax on non-GAAP-based provision	(44,004)	(0.76)	(38,647)	(0.66)	(66,280)	(1.16)
GAAP-based net income	$125,174	$2.13	$123,203	$2.11	$89,212	$1.55

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

(In thousands)	Fiscal 2012	Change increase (decrease)	Fiscal 2011	Change increase (decrease)	Fiscal 2010
Cash and cash equivalents	$559,747	$275,607	$284,140	$(42,052)	$326,192

Cash provided by operating activities	$266,490	$43,269	$223,221	$43,030	$180,191
Cash used in investing activities	$(281,539)	$5,729	$(287,268)	$(177,447)	$(109,821)
Cash provided by (used in) financing activities	$302,584	$305,287	$(2,703)	$4,692	$(7,395)
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less. We do not hold any securities or other investments at this time. In accordance with the acquisition of EasyLink on July 2, 2012 (see note 24 "Subsequent Events" to the consolidated financial statements), our cash and cash equivalents was subsequently reduced by a payment of approximately $315 million.
We anticipate that our cash and cash equivalents, as well as available credit facilities and committed loan facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, and operating needs for the next 12 months. However, any material or further acquisition-related activities may require additional sources of financing.

We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.

As at June 30, 2012 we accrued for withholding taxes payable of $2.4 million on a cash distribution of $202.4 million repatriated from our United States subsidiaries to our Canadian parent company made during June 2012. The tax of $2.4 million was subsequently paid in July 2012.
Cash flows provided by operating activities
Fiscal 2012 Compared to Fiscal 2011:
Cash flows from operating activities increased by $43.3 million primarily due to an increase in net income before the impact of non cash and tax items of $40.7 million.
Fiscal 2011 Compared to Fiscal 2010:
Cash flows from operating activities increased by $43.0 million primarily due to an increase in net income before the impact of non cash and tax items of $56.1 million and an increase in tax-related impacts of $19.3 million. These increases were offset by working capital changes of $32.4 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Fiscal 2012 Compared to Fiscal 2011:
Cash flows used in investing activities decreased slightly by $5.7 million. The decrease is primarily due to the capital spending we made in Fiscal 2011 on the construction of the second building at our headquarters in Waterloo, Ontario that did not reoccur in Fiscal 2012.
Fiscal 2011 Compared to Fiscal 2010:
Cash flows used in investing activities increased by $177.5 million. This was primarily due to an increase in acquisition related spending of approximately $115.0 million, particularly as a result of the Metastorm acquisition which alone accounted for $168.7 million of cash spending in Fiscal 2011. There was also a short term investment of $45.5 million (from a legacy acquisition) that matured during Fiscal 2010 but the same offsetting impact was not repeated in Fiscal 2011. The remainder of the change was due to our spending in Fiscal 2011 on property and equipment, primarily related to the construction of the second building at our headquarters in Waterloo, Ontario.

Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.
Fiscal 2012 Compared to Fiscal 2011:
Cash flows provided by financing activities increased by $305.3 million, primarily due to a new debt financing agreement we entered into in November 2011, in which we borrowed $600 million from certain financial institutions (see note 10 "Long-Term Debt" to our consolidated financial statements). The proceeds from the Term Loan and Revolver of $648.5 million were partially offset by a payment of $332.9 million made on November 9, 2011 to repay our previously outstanding long-term debt. Incremental debt payments on account of the new Term Loan were an increase of approximately $12.7 million over Fiscal 2011. In addition, associated with the new debt financing agreement, we incurred approximately $9.8 million of debt issuance costs, which is currently being amortized over the term of the loan (see note 7 "Other Assets" to our consolidated financial statements). The remainder of the change in financing activities is primarily due to (i) an increase in the proceeds from stock options exercised by our employees in the amount of $9.8 million, (ii) a decrease in spending on the repurchase of our Common Shares in the amount of $1.6 million, and (iii) an increase in excess tax benefits on share-based compensation expense in the amount of $0.8 million.
Fiscal 2011 Compared to Fiscal 2010:
During Fiscal 2011, cash flows used in financing activities decreased by $4.7 million primarily due to (i) an increase in the proceeds from stock options exercised by our employees in the amount of $1.5 million, (ii) an increase in excess tax benefits on share-based compensation expense in the amount of $0.7 million, and (iii) a decrease in spending on the repurchase of our Common Shares in the amount of $1.5 million. The remainder of the change was due to other financing related activities. We did not enter into any new or additional long-term debt arrangements during Fiscal 2011.
Long-term Debt and Credit Facilities
Term loan
On November 9, 2011, we entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver), together referred to as the credit facility. Borrowings under the Agreement are secured by a first charge over substantially all of our assets.
On the same day that we entered into the Agreement, we borrowed $600 million under the Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $332.9 million. As of the date of this filing, we do not have any borrowings under the Revolver.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first two years, 1.88% for years 3 and 4 and 2.5% for year 5. During Fiscal 2012 we paid $15.0 million on the principal balance of this Term Loan. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%.
The material financial covenants under the credit facility are that:

•
We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, all defined as “EBITDA” as per the Agreement; and

•
We must maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our consolidated EBITDA over our consolidated interest expense, as defined in the Agreement.

As of June 30, 2012, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, please see note 10 "Long-Term Debt" to our consolidated financial statements.

Mortgage
In December 2005, we entered into a five-year mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was originally scheduled to mature on July 1, 2012. Prior to the maturity date we entered into an extension and the mortgage is now considered an open mortgage where we can pay all or a portion of it on or before July 1, 2013. The mortgage was renewed, without penalty. As of June 30, 2012, the carrying value of the mortgage was $11.4 million.

Pensions
As of June 30, 2012, our total unfunded pension plan obligation was $22.7 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course. For a detailed discussion see note 11 "Pension Plans and Other Post Retirement Benefits" to our consolidated financial statements.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	Period ending June 30, 2013	July 1, 2013-June 30, 2015	July 1, 2015-June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$667,701	$59,842	$120,394	$487,465	$—
Operating lease obligations*	138,330	28,115	45,095	29,384	35,736
Purchase obligations	1,254	1,029	183	42	—
	$807,285	$88,986	$165,672	$516,891	$35,736

*Net of $3.1 million of sublease income to be received from properties which we have subleased to other parties.

The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our consolidated financial statements.
Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our financial statements.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”. As of the date of this Annual Report on Form 10-K, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
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

Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of June 30, 2012, we had an outstanding balance of $585 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of June 30, 2012, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.9 million, assuming that the loan balance as of June 30, 2012 is outstanding for the entire period.
Foreign currency risk
Our reporting currency is the U.S. dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of June 30, 2012, this balance represented approximately 23% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 2%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at June 30, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that material information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(B) Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management assessed our ICFR as of June 30, 2012, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2012.
Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our ICFR will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any evaluation of prospective control effectiveness, with respect to future periods, is subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
(C) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP, our independent Registered Public Accounting Firm, has issued a report under Public Company Accounting Oversight Board Auditing Standard No. 5 on the effectiveness of our ICFR. See Item 8 of this Annual Report on Form 10-K.
(D) Changes in ICFR
As a result of the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B.    Other Information

None.

PART III

Item  10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 1, 2012.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins	52	Executive Chairman of the Board and Chief Strategy Officer
Mark J. Barrenechea	47	President and Chief Executive Officer, Director
Paul McFeeters	57	Chief Financial Officer and Chief Administrative Officer
Randy Fowlie (2)(3)	52	Director
Brian J. Jackman (1)(3)	71	Director
Stephen J. Sadler	61	Director
Michael Slaunwhite (1)(3)	51	Director
Gail E. Hamilton (2)	62	Director
Katharine B. Stevenson (2)	50	Director
Deborah Weinstein (1)(3)	52	Director
Gordon A. Davies	50	Chief Legal Officer and Corporate Secretary
Sujeet Kini	50	Vice President, Controller
David Wareham (4)	47	Executive Vice President, EMEA Sales
James Latham	54	Chief Marketing Officer
James McGourlay	43	Senior Vice President, Worldwide Customer Service
Greg Corgan	58	EVP, Worldwide Field Operations
Muhi Majzoub	52	SVP, Engineering
Manuel Sousa	53	SVP, Global Human Resources

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Provided resignation from OpenText in August 2012.

P. Thomas Jenkins
Mr. Jenkins is Executive Chairman and Chief Strategy Officer for OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to present, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is the Chair of the federal centre of excellence Canadian Digital Media Network (CDMN). He is also an appointed member of the Social Sciences and Humanities Research Council of Canada (SSHRC). He is the past appointed chair of the Government of Canada's Research and Development Review Panel, past appointed member of the Government of Canada's Competition Policy Review Panel, and past appointed member of the Province of Ontario's Ontario Commercialization Network Review Committee (OCN). Mr. Jenkins is also a member of the board of BMC Software, Inc., a software corporation based in Houston, Texas. He is also a director of the C.D. Howe Institute, and a director of the Canadian Council of Chief Executives (CCCE). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. He is a recipient of the 2009 Ontario Entrepreneur of the Year, the 2010 McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business 2012 Outstanding Executive Leadership award. He is a fellow of the Canadian Engineering Society. Mr. Jenkins is an Officer of the Order of Canada.

Mark J. Barrenechea
Mr. Barrenechea joined OpenText as President and Chief Executive Officer on January 2, 2012. Prior to joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI). During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Previously, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea served as Senior Vice President of Applications Development at Oracle Corporation, from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus Mr. Barrenechea was with Tesseract, where he was responsible for reshaping the company's line of human capital management software as Vice President of Development. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea is the author of two seminal works about the evolution of the enterprise software industry: “ebusiness or Out of Business: Oracle's Roadmap for Profiting in the New Economy”, and “Software Rules: How the Next Generation of Enterprise Applications Will Increase Strategic Effectiveness”.
Paul McFeeters
Mr. McFeeters was appointed Chief Financial Officer of OpenText in June 2006 and was appointed Chief Administrative Officer in February 2012. Mr. McFeeters has more than twenty years of business experience, including previous employment as Chief Financial Officer of Platform Computing Inc., a grid computing software vendor from 2003 to 2006, and of Kintana Inc., a privately-held IT governance software provider, from 2000 to 2003. Mr. McFeeters also held President and CEO positions at MD Private Trust from 1997 to 2000. Between 1981 and 1996 Mr. McFeeters worked at Municipal Financial Corporation and held various progressive positions there including CFO, COO, CEO and President. Since 2009 Mr. McFeeters has been a member of the board of Blueprint Software Systems Inc., an enterprise “requirements” software solutions provider. Mr. McFeeters holds a Certified Management Accountant designation and attained a B.B.A (Honours) from Wilfrid Laurier University and an MBA from York University, Canada.
Gordon A. Davies
Mr. Davies has been the Company's Chief Legal Officer and Corporate Secretary since September 2009. He also serves as the Corporation's Compliance Officer. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a BA from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.
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
David Wareham
Mr. Wareham joined OpenText in July 1999 as Senior Vice President, Global Services and Support. Since February 2009, Mr. Wareham has been General Manager for Europe, the Middle East, and Africa (EMEA). Mr. Wareham has more than two decades of global experience in the software industry. He began his career as an analyst programmer, supporting finance and human resource systems for the Mars Corporation from 1985 to 1988. He went on to a variety of customer support and professional services management positions for Pansophic Systems Inc., a software development and consulting company from 1990 to 1992 and Management Science America Inc., an application software company from 1988 to 1990. Mr. Wareham also held the role of VP Global Support in the United States for Seer Technologies Inc., a provider of information engineering and middleware technologies from 1992 to 1999.

James Latham
Mr. Latham has been with OpenText since July 2009 in various positions, most recently as Chief Marketing Officer. Mr. Latham has more than 25 years of executive leadership and global marketing experience in both startup and large public software development and integration organizations. Prior to joining OpenText, Mr. Latham led the Marketing Strategy team for worldwide brand management, awareness, perception, and digital relationship marketing at McCann World group, a global marketing communication company and a division of Interpublic Group (IPG) from March 2006 to June 2009. In that time, Mr. Latham helped plan, build, execute, optimize and analyze digital campaigns across a wide variety of Microsoft business-to-business products and services including Enterprise Content Management, Digital Asset Management, and communications software products. Mr. Latham was also Vice President of Marketing and Marketing Strategy for a number of well-known enterprise software companies and held marketing positions at both IBM and Lotus Development. Mr. Latham holds a Bachelor's degree in Computer Science from the State University of New York.
James McGourlay
Mr. McGourlay was appointed Senior Vice President, Worldwide Customer Service of OpenText in February 2012 to lead the global support organization. Mr. McGourlay joined OpenText in 1997 with progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service in 2005.
Greg Corgan
Mr. Corgan joined OpenText in June 2012 as EVP, Worldwide Field Operations. Mr. Corgan has over 25 years of experience in Enterprise Software. Mr. Corgan was most recently Corporate Senior Vice President and President, Global Field Operations for Infor, Inc. (Infor), a provider of enterprise software for a broad range of business functions including inventory and asset management, resource planning, and human capital management. Prior to Infor, from January 2007 to August 2008, Mr. Corgan was Senior Vice President, Worldwide Sales for Fair Isaac Corporation, a developer of credit scoring systems. Mr. Corgan also spent three years at CA Technologies, from June 2003 to June 2006, in various positions including Executive Vice President, Worldwide Sales. Mr. Corgan holds a B.A in Business Administration and Finance from the University of Notre Dame.
Muhi Majzoub
Mr. Majzoub joined OpenText in June 2012 as SVP, Engineering. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, a private company, that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
Manuel Sousa
Mr. Sousa joined OpenText in June 2012 as SVP, Global Human Resources. Mr. Sousa was recently Head of Human Resources for International Banking and Global Insurance for the Royal Bank of Canada (RBC), a large financial institution in Canada. From 2004 to 2010, Mr. Sousa served as Executive Vice President, Human Resources for Take-Two Interactive Software Inc., a major American publisher, developer, and distributor of video games and video game peripherals. Previously Mr. Sousa was also Chief People Officer and Senior Vice President at T-Mobile USA, and Chief Human Resources Officer and Executive Vice President at Saks Fifth Avenue. Mr. Sousa holds a B.A. Sociology from McMaster Univerity.
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. Mr. Fowlie is currently the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronics payment industry. RDM Corporation trades on the TSX. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Currently, Mr. Fowlie is also a director at RDM Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and he is a Chartered Accountant. In the last five years, Mr. Fowlie also served as a director of Virtek Vision International Inc., Dalsa Corporation and Semcan Inc.

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
Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a public software engineering company that develops geographic information systems as well as contact center systems. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC. Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited. Currently, Mr. Sadler is a director of Enghouse Systems Limited. In addition, Mr. Sadler is the Chairman of Helix Investments (Canada) Inc., a position he has held since early 1998. Mr. Sadler holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean's List) and he is a Chartered Accountant. In the past five years, Mr. Sadler also served as a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.).
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
Gail E. Hamilton
Ms. Hamilton has served as a director of OpenText since December 2006. For the five years prior thereto, Ms. Hamilton led a team of over 2,000 employees worldwide as Executive Vice President at Symantec Corp (Symantec), an infrastructure software company, and most recently had “P&L” responsibility for their global services and support business. During her five years at Symantec, Ms. Hamilton helped steer the company through an aggressive acquisition strategy. In 2003 Information Security magazine recognized Ms. Hamilton as one of the “20 Women Luminaries” shaping the security industry. Ms. Hamilton has over 20 years of experience growing leading technology and services businesses in the enterprise market. She has extensive management experience at Compaq and Hewlett Packard, as well as Microtec Research. Ms. Hamilton received both a BSEE from the University of Colorado and an MSEE from Stanford University. Currently, Ms. Hamilton is also a director of the following public companies: Ixia, a provider of IP network testing solutions, Westmoreland Coal Company and Arrow Electronics, Inc, a distributor of components and computer systems. In the last five years, Ms. Hamilton also served as a director of Surgient, Inc., and Washington Group International.
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. Ms. Stevenson is a corporate director, serving on both public and “Not for Profit” boards. Since 2011 she has been a director of the Canadian Imperial Bank of Commerce (CIBC). She has been a director of Valeant Pharmaceuticals International Inc. since 2010. Ms. Stevenson has also been a director of CAE Inc. since 1997 and, until the sale to Astellas Pharma Inc. in 2010, Ms. Stevenson served as a director of OSI Pharmaceuticals Inc. Previously Ms. Stevenson was also a director of Afexa Life Sciences Inc. (Afexa). Valeant, Afexa, CIBC and CAE Inc. are publicly listed companies. Ms. Stevenson is Vice-Chair of the Board of Governors of the University of Guelph and as Past Chair of the Board of Governors of The Bishop Strachan School, she continues to serve as a Governor. She is certified with the professional designation ICD.D, granted by the Institute of Corporate Directors (ICD). She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer from 2000 to 2007. From 1984 to 1995, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University.

Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of Dynex Power Inc., a manufacturer of power semi conductors, Standard Innovation Corporation, a private company, as well as a number of not-for-profit boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School, of York University. In the last five years, Ms. Weinstein also served as a director of LW Capital Pool Inc.
Involvement in Certain Legal Proceedings
Ms. Stevenson served as the Treasurer of Nortel Networks Corporation (Nortel) from 2000 to August 2007. Mr. Davies served as the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation during 2007 and from January to September 2009. In January 2009, Nortel filed petitions under applicable bankruptcy and insolvency laws of the United States, Canada and the United Kingdom.
Mr. Jenkins was a director of Slater Steel Inc. (Slater) from June 2001 to June 2003. In June 2003, Slater filed petitions under applicable bankruptcy and insolvency laws of Canada and the United States to develop a restructuring plan.
Mr. Fowlie was a Director of Meikle Group Inc. (Meikle Group), a private company, from June 2009 to April 2010. Subsequent to Mr. Fowlie's resignation, as part of a restructuring, creditors appointed a receiver to sell the business assets and transfer employees of Meikle Group, as a going concern, to a newly financed company.
Audit Committee
The Audit Committee currently consists of three directors, Mr. Fowlie (Chair) and Mses. Hamilton and Stevenson, all of whom have been determined by the Board of Directors to be independent as that term is defined in NASDAQ Rule 5605(a)(2) and in Rule 10A-3 promulgated by the SEC under the Exchange Act, and within the meaning of our director independence standards and those of any exchange, quotation system or market upon which our securities are traded.
The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics (the Code) that applies to all of our directors, officers and employees. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to provide full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications.
The full text of the Code is published on our web site at www.opentext.com under the Company/Investors section.

Item 11.        Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2012.
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

COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of our current and former principal executive officers, principal financial officer, and our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers) for the year which ended on June 30, 2012 (Fiscal 2012), should be read together with the compensation tables and related disclosures set forth below. References to the Chief Executive Officer (CEO) in this discussion are references to Mr. Shackleton who served in this position for the period from July 1, 2011 through until his retirement on January 1, 2012 and to Mr. Barrenechea who currently serves in this position starting from January 2, 2012. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 1.0012. Payments made in British Pounds included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 1.5912.
Overview of Compensation Program
The Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee) is responsible for making recommendations to OpenText's board of directors (the Board) with respect to the compensation of our Named Executive Officers. Our Compensation Committee makes recommendations to the Board in line with our goal to provide total compensation to our Named Executive Officers that is fair and reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and to provide market competitive compensation, the majority of which is based on the achievement of performance goals. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	Mark Barrenechea - President and Chief Executive Officer (CEO)

•	John Shackleton - Former President and Chief Executive Officer

•	Paul McFeeters - Chief Financial Officer and Chief Administrative Officer (CFO)

•	P. Thomas Jenkins - Executive Chairman and Chief Strategy Officer (Executive Chairman)

•	Greg Corgan - Executive Vice President, Worldwide Field Operations

•	Dave Wareham - Executive Vice President, EMEA Sales
In August 2012, Mr. Wareham provided his resignation from OpenText.
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
The Board of Directors in consultation with the Compensation Committee sets the annual corporate financial targets for each of our Named Executive Officers. The personal strategic goals for Mr. Jenkins are set by the Board. The personal strategic goals for the CEO are set by the Board, which includes Mr. Jenkins in his capacity as chairman of the Board. The CEO, along with the Compensation Committee, sets the personal strategic goals for his direct reports which include the other Named Executive Officers. In discussing corporate financial targets, the Board initially does so in the absence of management.
The Company seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant is screened and chosen by our Compensation Committee in discussion with the Company's management. The consultant provides our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultant assists our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation. The Compensation Committee has engaged Mercer (Canada) Limited (Mercer), wholly owned by Marsh & McLennan Companies (MMC), a human resources consulting services provider, since February 2008 to provide compensation analysis and independent advice on an ongoing basis, which includes analysis of compensation for Fiscal 2012. In deciding to engage Mercer, the Committee reviewed the proposed scope of Mercer's services to the Committee, including those services provided by Mercer affiliates to the Company, and assessed Mercer's objectivity in providing executive compensation consulting advice.

During Fiscal 2012 our Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices. Such analysis and advice included:

•
Executive Compensation Review - Mercer benchmarked our compensation practices and policies with respect to our nine most senior positions against similar-sized Canadian and U.S. technology companies in order to allow us to place our compensation practices for these nine positions in a market context. This benchmarking included a review of base salary, short-term incentives, total cash compensation levels, long-term incentives and total direct compensation. See below for a more detailed discussion of the peer group used for this benchmarking.

•
Long-Term Incentive Plan - Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (LTIP) and assisted in the development of the fifth phase of our LTIP. Similar to last fiscal year, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants made under other long-term incentive plans implemented by comparable companies throughout North America.

In reaching its decisions, the Compensation Committee considered Mercer's analysis and advice, as well as other factors the Committee considered appropriate. Decisions made by the Compensation Committee are the responsibility of the Committee and may reflect factors and considerations other than the information and recommendations provided by Mercer.

The Company has retained various affiliates of MMC, including Mercer, to provide services unrelated to executive compensation. For example, the Company's human resources department utilized Mercer on occasion for general human resources and compensation consulting. The Company also used other MMC affiliates for services such as health and benefits consulting, retirement and pension consulting, and pre-employment background checks. These other MMC affiliates are separate operating companies from Mercer and the Company has separate relationships with the service teams at each of these operating companies. With respect to executive compensation services, Mercer has been retained by and answers to the Compensation Committee. Also, the Compensation Committee is required to pre-approve all services provided by Mercer.

The fees billed by Mercer and the MMC affiliates for the past two fiscal years were as follows:

(in thousands)	Fiscal 2012	Fiscal 2011
Executive Compensation	$94	$77
Other Services	$200	$256

Our Compensation Committee considers the impact of tax, accounting treatments and applicable regulatory requirements when approving compensation programs.
Our Compensation Committee met six times during Fiscal 2012; Mercer attended part of one meeting. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of our Compensation Committee. The meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Role of Executive Officers in the Compensation Process
Our Compensation Committee recommends all compensation plans and awards with respect to our executive officers to the Board for the Board's final approval. While our Compensation Committee alone makes all recommendations with respect to the CEO's and Mr. Jenkins' compensation, our Compensation Committee does consider the input of the CEO when making compensation recommendations regarding all other Named Executive Officers. Management also works with Mercer to provide internal information, as necessary, to facilitate comparisons of our compensation programs to those programs of our peers and competitors.
Compensation Philosophy
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder goals.
Our compensation philosophy is based on three fundamental principles:

•	Strong link to business strategy - Our short and long-term goals should be reflected in our overall compensation program;

•	Performance sensitive - Compensation should be linked to the operating and market performance of our organization and should fluctuate with such performance; and

•
Market relevant - Our compensation program should provide market competitive pay in terms of value and structure in order to retain current employees who are performing according to their objectives and to attract new recruits of the highest caliber.

Our reward package is based primarily on results achieved by the Company as a whole. In addition, the Named Executive Officers may have a minority element of their reward package determined by their fulfillment of personal strategic goals.
Compensation Objectives
The objectives of our compensation program are to:

•	Attract and retain highly qualified executive officers who have a history of proven success;

•	Align the interests of executive officers with our shareholders' interests and with the execution of our business strategy;

•	Evaluate executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value; and

•	Tie compensation awards directly to key financial measurements with evaluations based on achieving and overachieving predetermined objectives.
Attracting and Retaining Highly Qualified Executive Officers
We seek to attract and retain high performing executive officers by offering:

•	Competitive compensation; and

•	An appropriate mix and level of short-term and long-term financial incentives.
Competitive Compensation
Aggregate compensation for each Named Executive Officer is designed to be competitive. The Company researches and refers to the compensation practices of similarly situated companies in determining the Company's compensation policy. Although the Company reviews each element of compensation for market competitiveness, and the Company may weigh a particular element more heavily based on the Named Executive Officer's role within the Company, the Company is primarily focused on remaining competitive in the market with respect to total compensation.
Prior to making its recommendations to the Board of Directors, the Compensation Committee reviews data related to compensation levels and programs of companies that are similar to OpenText with respect to geography, industry and annual revenues (the Software peer group). The Software peer group is made up of 19 internet software and services providers, whose size of revenues range from approximately one-half to two-times that of OpenText. The Software peer group is comprised of 16 United States-based organizations, one United Kingdom-based company that does considerable business in the United States and two Canadian-based organizations chosen to represent the North American software and service providers within this revenue range. The Company also considered the market capitalization and results of operation of these companies in determining that they are appropriate comparators.
Mercer performed an assessment of the compensation of the Company's executive officers. In April 2011, Mercer benchmarked base salary, total cash compensation (base salary plus target short-term incentives), and total direct compensation (total cash compensation plus long-term incentives) for the Fiscal 2011 Named Executive Officers, which included Mr. Shackleton, Mr. McFeeters, and Mr. Wareham, to the following companies, which collectively comprise the Company's Software peer group:

All values in $US millions					Period Ending March 31, 2011 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Broadridge Financial Solutions	US	$2,210	$2,843	$190	9%	11%	n/a
Sra International Inc	US	$1,667	$1,261	$18	36%	5%	(6)%
Global Payments Inc.	US	$1,642	$3,903	$203	8%	6%	(1)%
Synopsys Inc	US	$1,381	$4,173	$237	24%	7%	4%
Gartner Inc	US	$1,288	$4,000	$96	87%	29%	24%
Acxiom Corp	US	$1,099	$1,153	$45	(20)%	7%	(11)%
Akamai Technologies Inc	US	$1,024	$7,112	$171	21%	11%	3%
Parametric Technology Corp	US	$1,010	$2,656	$24	25%	12%	7%
Cadence Design Systems Inc	US	$936	$2,619	$127	46%	(3)%	(12)%
Savvis Inc	US	$933	$2,112	$(54)	125%	32%	11%
Moduslink Global Solutions	US	$924	$239	$(18)	(24)%	(22)%	(15)%
United Online Inc	US	$921	$555	$54	(10)%	(10)%	(8)%
Mentor Graphics Corp	US	$915	$1,644	$29	82%	18%	6%
Softchoice Corp	CAN	$885	$175	$20	(11)%	(19)%	(2)%
Autonomy Corp Plc	UK	$870	$6,378	$217	(10)%	68%	116%
Henry (Jack) & Associates	US	$837	$2,920	$118	43%	13%	10%
MacDonald Dettwiler & Assoc	CAN	$689	$2,214	$41	44%	5%	4%
Fair Isaac Corp	US	$606	$1,266	$64	25%	14%	(4)%
Valueclick Inc	US	$431	$1,167	$91	43%	(6)%	(3)%

75th %ile		$1,194	$3,411	$149	43%	14%	6%
50th %ile		$933	$2,214	$64	25%	7%	1%
25th %ile		$877	$1,214	$26	(1)%	1%	(5)%
Average		$1,067	$2,547	$88	29%	9%	7%
Open Text Corp (4)		$912	$3,556	$89	31%	26%	31%
Rank		33%	76%	55%

(1)	Most recently reported annual revenues available as at March 31, 2011.

(2)	Market Capitalization at March 31, 2011.

(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.

(4)
For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2010, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2011.

Compensation for Mr. Barrenechea, our President and Chief Executive Officer, and Mr. Corgan, our Executive Vice President, Worldwide Field Operations, was set at each Named Executive Officer's date of hire. Mr. Barrenechea joined OpenText in January 2012 and Mr. Corgan joined OpenText in June 2012. As a result, neither Named Executive Officer's compensation was part of the compensation assessment performed by Mercer in April 2011. Instead, compensation for Mr. Barrenechea was set by the Company taking into consideration the cash compensation previously provided to our former chief executive officer, Mr. Shackleton, and by consulting the benchmarking data related to chief executive officer positions provided by Mercer in April 2011. Compensation for Mr. Corgan was set by the Company taking into consideration cash compensation previously provided to an executive officer in a comparable role and by consulting the benchmarking data relating to executive officers provided by Mercer in April 2011.
Any reference made in this document to “benchmarked Named Executive Officers” provided by Mercer's benchmarking assessment conducted in April 2011 excludes Mr. Barrenechea and Mr. Corgan and their respective compensation.
Due to limited matches among the Software peer group for the role of Executive Chairman and Chief Strategy Officer, Mr. Jenkins' position was matched to a “General Industry” group comprised of publicly-traded North American companies with revenues between approximately $800 million and $1.7 billion as follows:

All values in $US millions					Period Ending March 31, 2011 (3)
Company Name	Country of Organization	Revenues (1)	Mkt. Cap. (2)	Net Income (Loss)	1-yr TSR	3-yr TSR	5-yr TSR
Hologic Inc	US	$1,680	$5,790	$(63)	20%	(7)%	(4)%
Sra International Inc	US	$1,667	$1,261	$18	36%	5%	(6)%
Alberto-Culver Co	US	$1,598	$3,829	$155	44%	12%	18%
CCL Industries	CAN	$1,192	$1,058	$71	14%	4%	2%
Resmed Inc	US	$1,092	$4,599	$190	(6)%	12%	6%
CORUS Entertainment Inc	CAN	$836	$1,620	$127	7%	9%	6%
75th %ile		$1,650	$4,407	$148	32%	11%	6%
50th %ile		$1,395	$2,725	$99	17%	7%	4%
25th %ile		$1,117	$1,351	$32	9%	4%	(3)%
Average		$1,344	$3,026	$83	19%	6%	4%
Open Text Corp (4)		$912	$3,556	$89	31%	26%	31%
Rank		6%	58%	46%

(1)	Most recently reported annual revenues available as at March 31, 2011.

(2)	Market Capitalization at March 31, 2011.

(3)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends.

(4)
For Open Text Corporation, “Revenues” and “Net Income (Loss)” above reflects information for the year ended June 30, 2010, however, Total Shareholder Return reflects annualized information for the period ending March 31, 2011.

The purpose of this benchmarking process was to:

•	Understand the competitiveness of the Company's current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between the Company's actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee's approval.
Our general philosophy is to be positioned in the 50th percentile for:

•	Base salary;

•	Total cash compensation (base salary + target annual incentives); and

•	Total direct compensation (base salary + target annual incentives + target long-term compensation).
With respect to total cash compensation and total direct compensation, we target to be in the 50th to 75th percentile in circumstances where we believe the Named Executive Officer's specific role and performance merit it.
When compared to the proxy peer groups set forth above, the research indicated that our compensation for each of the benchmarked Named Executive Officers was generally positioned between the 25th to 50th percentile with respect to base salary. With respect to total cash compensation, all the benchmarked Named Executive Officers were generally positioned between the 25th to 50th percentile, with the exception of Mr. McFeeters, who fell below the 25th percentile. With respect to total direct compensation, our benchmarking indicated that all the benchmarked Named Executive Officers were generally positioned between the 25th to 50th percentiles, with the exception of Mr. McFeeters, who again fell below the 25th percentile. As a result of the benchmarking, Mr. McFeeters received an adjustment to total cash compensation and base salary. No other compensation adjustments were made to the compensation paid to our benchmarked Named Executive Officers for Fiscal 2012.
In addition to being competitive to the relevant peer groups, the Company's executive compensation levels were deemed appropriate given OpenText's performance relative to these groups. Specifically, OpenText's relative total shareholder return (TSR) was above the average of the 1-year, 3-year and 5-year periods ended March 31, 2011 for the proxy peer groups set forth above.

Aligning Officers' Interests with Shareholders' Interests
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2012, the basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.
Fixed salary and benefits comprise a portion of the total compensation; however, variable short-term incentives and the LTIP also represent a significant component of total compensation. When we make decisions regarding executive compensation, we often use the term “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the company and such executive officer is able to meet or exceed applicable performance targets. Although LTIP compensation and stock options meet this definition of compensation which is at risk, they are an additional incentive used to promote long-term value, and therefore do not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer's influence upon our financial or operational results, the higher is the risk/reward portion of his compensation. The chart below provides the approximate percentage of short-term, cash-based compensation provided to each Named Executive Officer that were fixed salary and “at risk” for Fiscal 2012:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark Barrenechea	50%	50%
John Shackleton	44%	56%
Paul McFeeters	65%	35%
Tom Jenkins	44%	56%
Greg Corgan*	N/A	N/A
Dave Wareham	57%	43%
*Mr. Corgan joined the Company in June 2012 and did not participate in the Company's Fiscal 2012 variable short-term incentive plan. Mr. Corgan will be eligible to participate in the Company's variable short-term incentive plan starting in Fiscal 2013.
For amounts relating to awards of stock options and LTIP awards, please see the detailed discussions in the sections entitled “Variable Long-Term Incentives- Stock Options” and “LTIP” respectively, which can be found below.
Our Compensation Committee annually reviews the percentage of each Named Executive Officer's total short-term compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.
Fixed Salary and Benefits
Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.
Base Salary
Base salary for our Named Executive Officers, other than for Mr. Jenkins and for the CEO, is reviewed annually by the CEO and then reviewed by our Compensation Committee before any approval is made by the Board. Base salary for Mr. Jenkins and for the CEO is recommended annually by our Compensation Committee and approved by the Board. The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance) of the particular individual. Our Compensation Committee obtains information regarding competitive market conditions through the assistance of our management and of the outside compensation consultant.
The performance of each of the Named Executive Officers, other than the CEO and Mr. Jenkins, is assessed by the CEO in his capacity as the direct supervisor of the other Named Executive Officers. The performance of each of the CEO and Mr. Jenkins is assessed by the Board. The Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of the CEO and Mr. Jenkins in a special session from which management is absent.
For details on the determination of base salary and our benchmarking process, see "Competitive Compensation" above.
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
Variable Short-Term Incentives
All of our Named Executive Officers are able to participate in our variable short-term incentive plan, designed to motivate achievement of our short-term corporate goals, with the exception of Mr. Corgan, who joined the Company in June 2012 and did not participate in the Company's Fiscal 2012 variable short-term incentive plan. Awards made under the short-term incentive plan are made by way of cash payments only. For the purpose of the discussion under “Variable Short-Term Incentives” the term “subject Named Executive Officer” excludes Mr. Corgan in all cases and in the case of “Regional Targets” refers only to Named Executive Officers who are evaluated, in part, on achievement of regional targets.
The amount of the variable short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed by the Board. These objectives consist of worldwide revenues, worldwide adjusted operating income, personal strategic goals and, in the case of a certain Named Executive Officer, regional targets.
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues is an important variable that helps us to assess the subject Named Executive Officer's role in helping us to grow and manage our business.
Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of the Company's leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense.
Regional targets help us to assess the contributions of the subject Named Executive Officer in helping us to grow and manage our business with respect to each of their geographic responsibilities.
Personal strategic goals of the subject Named Executive Officer are goals which are specific to the subject Named Executive Officer's role and assess important objectives related to how the Company operates and grows, and may include matters such as succession planning, corporate development initiatives, and specific operational objectives.
We determine short-term performance measures and associated weightings for the subject Named Executive Officer based on the subject Named Executive Officer's specific role. These weightings indicate the percentage of the short-term incentive award that will be received if the subject Named Executive Officer meets the target set for each performance-based measure. The target amounts are calculated as a percentage of the subject Named Executive Officer's annual salary and are also determined by an individual's ability to influence our overall business prospects. We believe that each element of our short-term incentive compensation program requires strong performance from each of our subject Named Executive Officers in order for the relevant Named Executive Officer to receive the target awards. For details on the determination of targeted awards and our benchmarking process, see "Competitive Compensation" above.
For Fiscal 2012 the following target percentages of base salary, performance measures and associated weightings, applied by the Board, for each Named Executive Officer were:

Named Executive Officer	Total Target Award as % of Base Salary	Worldwide Revenues	Worldwide Adjusted Operating Income	Regional Revenues	Regional Adjusted Operating Income	Personal Strategic Goals
Mark Barrenechea	101%	37.5%	37.5%	N/A	N/A	25%
John Shackleton	125%	37.5%	37.5%	N/A	N/A	25%
Paul McFeeters	53%	45%	45%	N/A	N/A	10%
Tom Jenkins	125%	37.5%	37.5%	N/A	N/A	25%
Greg Corgan*	N/A	N/A	N/A	N/A	N/A	N/A
Dave Wareham	75%	5%	5%	54%	36%	N/A
*Mr. Corgan joined the Company in June 2012 and did not participate in the Company's Fiscal 2012 variable short-term incentive plan. Mr. Corgan will be eligible to participate in the Company's variable short-term incentive plan starting in Fiscal 2013.
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, please see “Grants of Plan-Based Awards for Fiscal 2012” below.
For the corporate financial objectives, the Board applies a threshold and target level of performance. The Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater than the target that performance exceeded. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2012.

Objectives (in millions)	Threshold Target (90% target)	Target	Fiscal 2012 Actual	% of Target Actually Achieved	% of Payment per Fiscal 2012 Payout Table
Worldwide revenues	$1,115	$1,239	$1,207	97%	60%
Worldwide adjusted operating income	$317	$352	$330	94%	45%
Regional revenues	$367	$408	$387	95%	45%
Regional adjusted operating income	$201	$223	$210	94%	45%
The following table set forth below illustrates the percentage of the target award that is paid to our Named Executives Officers, in accordance with the Company's actual results achieved for Fiscal 2012.

Revenues and Adjusted Operating Income and Margin Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	0%	104%	117%
90 - 91%	20%	105%	122%
92 - 93%	30%	106%	127%
94 - 95%	45%	107%	132%
96 - 97%	60%	108%	137%
98 - 99%	80%	109%	142%
100%	100%	110%	150%
101%	104%	Over 110%	No cap
102%	108%
103%	112%
Formula:
Actual / Budget = % of Attainment		Example: attainment of 103% results in a % payment of 112%
For instance, in Fiscal 2012, the Company achieved 97% of its worldwide revenue target. The “Revenues and Adjusted Operating Income and Margin Calculation” table above illustrates under the “% Attainment” column that an achievement of 97% of target for this performance criteria results in an award payment of 60% of the target award amount.
     The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2012 was determined in accordance with the calculation formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2012, the percentage of target award amount represented by the actual award paid and the percentage of base salary represented by the actual award paid broken out by performance measure as follows:
Mr. Mark Barrenechea*:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$117,188	$23,438	$70,313	60%
Worldwide Adjusted Operating Income	$117,188	$23,438	$52,734	45%
Personal Strategic Goals	$78,124	$15,624	$117,188	150%
Total	$312,500	$62,500	$240,235	77%

*The formula used to determine the amount payable was consistently applied to all Named Executive officers, except, in the case of Mr. Barrenechea, the target amount and resulting amount payable from the formula was prorated to an amount paid based on the number of months Mr. Barrenechea was employed with us during Fiscal 2012. The amount payable to Mr. Barrenechea relating to his personal strategic goals was in recognition of his accomplishments since joining the Company as the President and Chief Executive Officer in January 2012.
Mr. John Shackleton*:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$117,188	$23,438	$70,313	60%
Worldwide Adjusted Operating Income	$117,188	$23,438	$52,734	45%
Personal Strategic Goals	$78,124	$15,624	$78,124	100%
Total	$312,500	$62,500	$201,171	64%

*The formula used to determine the amount payable was consistently applied to all Named Executive officers, except, in the case of Mr. Shackleton, the target amount and resulting amount payable from the formula was prorated to an amount paid based on the number of months Mr. Shackleton was employed with us during Fiscal 2012.

Mr. Paul McFeeters*:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)
Worldwide Revenues	$101,372	$20,274	$60,823	60%
Worldwide Adjusted Operating Income	$101,372	$20,274	$45,617	45%
Personal Strategic Goals	$22,527	$13,516	$37,925	168%
Total	$225,271	$54,064	$144,365	64%
* Included in the amount payable to Mr. McFeeters is a further payment approved by the Board for Fiscal 2012 relating to his personal strategic goals in recognition of his achievements in light of his increased responsibilities associated with his additional role of Chief Administrative Officer.
Mr. Tom Jenkins:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)
Worldwide Revenues	$234,656	$46,931	$140,794	60%
Worldwide Adjusted Operating Income	$234,656	$46,931	$105,595	45%
Personal Strategic Goals	$156,438	$93,863	$156,438	100%
Total	$625,750	$187,725	$402,827	64%

Mr. Greg Corgan*:

*Mr. Corgan joined the Company in June 2012 and did not participate in the Company's Fiscal 2012 variable short-term incentive plan. Mr. Corgan will be eligible to participate in the Company's variable short-term incentive plan starting in Fiscal 2013.
Mr. Dave Wareham:

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% Target)*
Worldwide Revenues	$11,934	$2,387	$10,454	88%
Worldwide Adjusted Operating Income	$11,934	$2,387	$9,953	83%
Regional Revenues	$128,887	$25,777	$101,950	79%
Regional Adjusted Operating Income	$85,925	$17,185	$70,115	82%
Total	$238,680	$47,736	$192,472	81%

*
Mr. Wareham received five payments based on his performance measures during Fiscal 2012. Due to his more direct influence on revenue generation, Mr. Wareham had calculations performed each quarter on quarterly achievement (versus quarterly target) and an annual calculation of annual achievement (versus annual target). As a result, his payouts were slightly different from the payouts of the other Named Executive Officers with respect to common performance objectives and the percentages illustrated under the annual payout table above. In addition, in connection with Mr. Wareham's resignation, the Company entered into a compromise agreement with Mr. Wareham and consequently his fourth and fifth payments for Fiscal 2012 will be payable at 100% of target.

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
During Fiscal 2012, we granted options to three of our Named Executive Officers.  Both Mr. Barrenechea and Mr. Corgan received options upon joining the Company, in line with OpenText practice with new hires. Mr. McFeeters received a grant of options in connection with his promotion and increased responsibilities in his additional role of Chief Administration Officer.  The details of the grants are contained in the table found below under “Grants of Plan Based Awards in Fiscal 2012”.
LTIP
We also provide long-term compensation to our Named Executive Officers in the form of the LTIP. The LTIP was first approved by the Board during Fiscal 2008 and endeavors, in addition to granting stock options, to encourage and reward superior performance by aligning an increase in the Named Executive Officer's compensation with improvements in our corporate performance and with an increase in the value of our shareholders' investment. The goal of the LTIP is to reward our executive officers who have significantly contributed to the growth of our company through their performance and to provide our executive officers with a stake in our future. Accordingly, the LTIP represents a significant component of each Named Executive Officer's total compensation. The LTIP is a rolling three-year program, which means that assessment of a Named Executive Officer's performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three year term in either cash or stock, at the discretion of the Board. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change of control of the Company at the beginning of the participation period, as well as mandatory repayment in the event of fraud, willful misconduct or gross negligence on behalf of plan participants. For instance, for grants made under LTIPs in Fiscal 2010 and later, it is stated that in the event that an eligible employee's termination date is before the commencement of the nineteenth month in the applicable performance period, an LTIP payment will not be made.
One criterion we have used consistently to measure performance under the LTIP is, if over the three year period our TSR compared to the cumulative TSR of companies comprising a peer index group is higher than a pre-determined target percentile, (that is set at the date of grant), then a payout will be made. Depending on whether this target is met or exceeded with respect to the stipulations of the individual LTIP's, the amount of payout would be determined. In the past, the TSR achievement was calculated using the closing price of our common stock, as it traded on the last day of our fiscal year end, for the third year in the LTIP's rolling three-year program. However, starting in Fiscal 2012, the TSR achievement will be calculated using the average closing price of our common stock, as it trades over the last 30 days ending September 15th (following the third year in the LTIP's rolling three-year program). The Compensation Committee determined that it was desirable to extend the performance period this way to reduce the impact of fluctuations in the price of our common shares, particularly around our fiscal year end prior to the release of our audited financial results. This allows the determination of the TSR achievement to occur after the audited financial results have been publicly released and fully disseminated. We believe this will ensure the achievements of LTIP participants are measured on the full impact of the Company's financial results.  As such, our existing LTIP plans have all been updated, in accordance with the accepted provisions of the LTIP agreement, to change the end measurement date and to use an average share price in determining our TSR achievement. We have accordingly treated this change as a modification of the awards previously granted and have revalued our LTIP expense as reflected in our current financial results. The impact of the modification resulted in an additional expense of approximately $1.0 million, $53,000 and $197,000 in respect of LTIP grants made in Fiscal 2010, Fiscal 2011 and Fiscal 2012, respectively.

Fiscal 2012 LTIP
Grants made in Fiscal 2012 under the LTIP (Fiscal 2012 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation, which consists of base salary and target short-term variable compensation. Fiscal 2012 LTIP awards were made as performance share units (PSUs). The number of PSUs granted on February 3, 2012 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of the total on-target compensation at the average fair market value of the Company's stock for the five days prior to grant date. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2012 LTIP. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the corporations comprising of 33 companies listed on the S&P Mid Cap 400 Software & Services Index (the Index) is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative over the three year period, no payout will be made. Any target percentile achieved between 1% to 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award.
The target(s) and the weightings of target(s) are reviewed each year for any new LTIP plans, and are recommended by the Compensation Committee and approved by the Board. In making the recommendation for the Fiscal 2012 LTIP, the Compensation Committee's intention was to align the Named Executive Officer's interests with our shareholders' interests. Payments under the Fiscal 2012 LTIP, if made, will range between 1.5% and 150% of target based upon OpenText's performance over the three-year period.
The amounts that may be realized for awards under the Fiscal 2012 LTIP grants for achievement of the target over the three-year service period are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2012, applied to the number of equivalent performance share units issued to the Named Executive Officers.

Fiscal 2012 LTIP
Named Executive Officer	Threshold Achievement at June 30, 2014	Target Achievement at June 30, 2014	Maximum Achievement at June 30, 2014
Mark Barrenechea	$23,409	$1,560,623	$2,340,934
John Shackleton*	N/A	N/A	N/A
Paul McFeeters	$9,036	$602,393	$903,589
Tom Jenkins	$23,458	$1,563,866	$2,345,799
Greg Corgan	$4,209	$280,588	$420,882
Dave Wareham	$7,649	$509,928	$764,892

* Mr. Shackleton retired from the Company before any grants were made under the Fiscal 2012 LTIP.
Awards granted in Fiscal 2012 under the LTIP were in addition to the awards granted in Fiscal 2010 and Fiscal 2011. The LTIP commencing in Fiscal 2012 will be settled, in shares and/or cash, following the completion of the performance period as determined by the Compensation Committee.
Fiscal 2011 LTIP
Grants made in Fiscal 2011 under the LTIP (Fiscal 2011 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation. Fiscal 2011 LTIP awards were made as PSUs. The number of PSUs granted on October 29, 2010 and issued to each Named Executive Officer was based on converting the U.S. Dollar equivalent of the total on-target compensation at the fair market value of the Company's stock, as of October 29, 2010. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance. Payments under the Fiscal 2011 LTIP, if made, will range between 50% and 150% of target for each criterion independently, based upon OpenText's performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2011 LTIP awards is 1.5 times the target award for that criterion. If OpenText does not meet the minimum target set for a particular performance criterion, each Named Executive Officer will not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other criteria.
The amounts that may be realized for awards under the Fiscal 2011 LTIP grants for achievement of the target over the three year service period are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2012, applied to the number of equivalent performance share units issued to the Named Executive Officers.

Fiscal 2011 LTIP
Named Executive Officer	Threshold Achievement at June 30, 2013	Target Achievement at June 30, 2013	Maximum Achievement at June 30, 2013
Mark Barrenechea*	N/A	N/A	N/A
John Shackleton	$970,555	$1,941,110	$2,911,665
Paul McFeeters	$333,831	$667,662	$1,001,493
Tom Jenkins	$938,918	$1,877,837	$2,816,755
Greg Corgan*	N/A	N/A	N/A
Dave Wareham	$303,916	$607,832	$911,748

*Mr. Barrenechea and Mr. Corgan were not with the Company when grants were made under the Fiscal 2011 LTIP.
The criteria used to evaluate the Fiscal 2011 LTIP included i) relative total shareholder return and ii) average adjusted earnings per share. For more information regarding the criteria and targets used to evaluate performance with respect to the LTIP awards granted during Fiscal 2011, please refer to Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Fiscal 2010 LTIP
Grants made in Fiscal 2010 under the LTIP (Fiscal 2010 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation. Fiscal 2010 LTIP awards were made as PSUs. The number of PSUs granted on March 31, 2010 and issued to each Named Executive Officer was based on converting the U.S. Dollar equivalent of the total on-target compensation at the fair market value of the Company's common stock, as of June 30, 2009. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance. Awards, if made, will range between 50% and 150% of target for each criterion independently, based upon OpenText's performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2010 LTIP awards is 1.5 times the target award for that criterion. If OpenText does not meet the minimum target set for a particular performance criterion, each Named Executive Officer will not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other criteria.
The amounts that may be realized for awards under the Fiscal 2010 LTIP grants for achievement of the targets over the three year service period are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2012, applied to the number of equivalent PSUs issued to the Named Executive Officers.

Fiscal 2010 LTIP
Named Executive Officer	Threshold Achievement at June 30, 2012	Target Achievement at June 30, 2012	Maximum Achievement at June 30, 2012
Mark Barrenechea*	N/A	N/A	N/A
John Shackleton	$1,541,386	$3,082,772	$4,624,158
Paul McFeeters	$356,960	$713,919	$1,070,879
Tom Jenkins	$1,338,617	$2,677,235	$4,015,852
Greg Corgan*	N/A	N/A	N/A
Dave Wareham	$397,728	$795,456	$1,193,184

*Mr. Barrenechea and Mr. Corgan were not with the Company when grants were made under the Fiscal 2010 LTIP.
The criteria used to evaluate the Fiscal 2010 LTIP included i) relative total shareholder return and ii) average adjusted earnings per share. For more information regarding the criteria used to evaluate performance with respect to the LTIP awards granted during Fiscal 2010, please refer to Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Executive Change of Control and Severance Benefits
Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. While we do not believe that the severance benefits would be a determinative factor in a senior executive's decision to join or remain with the Company, the absence of such benefits, we believe, would present a distinct competitive disadvantage in the market for talented executive officers. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance in an attempt to avoid future disputes or litigation.
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
When determining the amounts and the type of compensation and benefits to provide to Named Executive Officers in the event of a termination or change in control, we considered available information with respect to amounts payable to similarly positioned officers of our peer group that is listed in the section entitled “Compensation Discussion and Analysis - Attracting and Retaining Highly Qualified Executive Officers - Competitive Compensation”, found above, upon the occurrence of similar events.
Other Information With Respect to Our Compensation Program
Pension Plans
We do not provide pension benefits or any non-qualified deferred compensation to any of our Named Executive Officers.
Share Ownership Guidelines
OpenText currently has equity ownership guidelines (Share Ownership Guidelines), the objective of which is to encourage our senior management, including the Named Executive Officers, to buy and hold stock in the Company based upon an investment target. The Company believes that the Share Ownership Guidelines help align the financial interests of our senior management team with the financial interests of the shareholders of the Company.
The equity ownership levels are as follows:

Executive Chairman	4x base salary
CEO/President	4x base salary
Other senior management	1x base salary
Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of OpenText shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in shares of OpenText stock to contribute to the achievement of the Share Ownership Guidelines. Shares of the Company stock issuable pursuant to the unexercised options shall not be counted towards meeting the equity ownership target. For purposes of the Share Ownership Guidelines, each of the CEO, Executive Chairman, and other Named Executive Officers, as applicable, are deemed to hold all securities over which he is the registered or beneficial owner thereof under the rules of Section 13(d) of the U.S. Securities Exchange Act of 1934 through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:

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
The Share Ownership Guidelines were adopted in October 2009 and the Board recommends that the equity ownership levels be achieved by October 31, 2014. Alternatively, for someone who becomes senior management after the date these Share Ownership Guidelines were adopted, the Board recommends that the equity ownership levels be achieved within five (5) years of becoming subject to the Share Ownership Guidelines and that he hold the number of OpenText shares or share equivalents recommended for so long as they remain within senior management. As of the date of this Annual Report on Form 10-K, Mr. Jenkins complies with the Share Ownership Guidelines for Fiscal 2012. Mr. Shackleton complied with the Share Ownership Guidelines for Fiscal 2012 while employed with us. Mr. Barrenechea has five years to achieve the equity ownership guidelines required by his position.

Tax Deductibility of Compensation
Under Section 162(m) of the United States Internal Revenue Code (or Section 162(m)) publicly-held corporations cannot deduct compensation paid in excess of $1,000,000 to certain executive officers in any taxable year. Certain compensation paid under plans that are “performance-based” (which means compensation paid only if the individual's performance meets pre-established objective goals based upon performance criteria approved by shareowners) are not subject to the $1,000,000 annual limit. Although our compensation policy is designed to link compensation to performance, payments in excess of $1,000,000 made pursuant to any of our compensation plans to United States-based executives may not be deductible under Section 162(m).
Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 1.001200, 0.992023 and 0.93903 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Any payments made in British Pounds included herein have been converted to U.S dollars at an annual average rate of 1.591200, 1.581991 and 1.588925 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark Barrenechea (11)	2012	$310,000	—	$3,423,031	$10,753,950	$240,235	N/A	$107,021	(5)	$14,834,237
President and Chief Executive Officer	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A

John Shackleton (12)	2012	$251,923	—	$—	$—	$201,171	N/A	$749,719	(6)	$1,202,813
Former President and Chief Executive Officer	2011	$500,000	—	$1,512,665	$—	$2,170,000	N/A	$19,960	(9)	$4,202,625
	2010	$500,000	—	$2,697,644	$—	$3,578,350	N/A	$18,567	(9)	$6,794,561

Paul McFeeters	2012	$425,499	—	$627,242	$1,329,653	$144,365	N/A	$—	(7)	$2,526,759
Chief Financial Officer and Chief Administrative Officer	2011	$396,809	—	$520,295	$—	$707,114	N/A	$—	(7)	$1,624,218
	2010	$375,612	—	$624,731	$—	$1,068,181	N/A	$—	(7)	$2,068,524

P. Thomas Jenkins	2012	$500,587	—	$1,628,417	$—	$402,827	N/A	$32,212	(8)	$2,564,043
Executive Chairman and Chief Strategy Officer	2011	$496,011	—	$1,463,358	$—	$2,142,768	N/A	$22,709	(9)	$4,124,846
	2010	$469,515	—	$2,342,770	$—	$3,291,565	N/A	$17,441	(9)	$6,121,291

Greg Corgan (13)	2012	$24,359	—	$135,402	$1,556,560	—	N/A	$—		$1,716,321
EVP, Worldwide Field Operations	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A

Dave Wareham	2012	$313,748	—	$530,988	$—	$192,472	N/A	$28,458	(10)	$1,065,666
General Manager, EMEA	2011	$316,399	—	$473,670	$—	$694,399	N/A	$18,984	(9)	$1,503,452
	2010	$317,785	—	$696,077	$—	$874,098	N/A	$24,536	(9)	$1,912,496

(1)
Performance Stock Units (PSUs) were granted pursuant to the Fiscal 2012 LTIP. Restricted Stock Units (RSUs) were also granted to Mr. Barrenechea as part of his employment agreement. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (ASC Topic 718). For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2012” table below.

(2)
Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(3)	The amounts set forth in this column for Fiscal 2012 represent payments under the variable short-term incentive plan.

(4)
The amounts in “All Other Compensation” primarily include (i) medical examinations; (ii) car allowances, (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.

(5)	Represents amounts we paid or reimbursed for:

a.	Relocation ($100,000); and

b.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Barrenechea.

(6)	Represents amounts we paid or reimbursed for:

a.	Consulting fees ($705,515). For more details regarding Mr. Shackleton's consulting agreement please refer to “John Shackleton” under “Amounts Payable Upon Termination or Change of Control” below; and

b.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Shackleton.

(7)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(8)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($14,417);

b.	Taxable benefit and gross up on Achievers club ($10,597);

c.	Club membership ($4,602); and

d.	Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins.

(9)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2011 and June 30, 2010.

(10)	Represents amounts we paid or reimbursed for:

a.	Car allowances ($19,094); and

b.	Club membership ($9,364).

(11)	The amounts set forth for Mr. Barrenechea's salary and non-equity incentive awards represent a prorated amount based on Mr. Barrenechea's date of hire in January 2012 with the Company.

(12)
The amounts set forth for Mr. Shackleton's salary and non-equity incentive awards represent a prorated amount based on Mr. Shackleton's employment with the Company until his retirement in January 2012.

(13)
The amounts set forth for Mr. Corgan's salary represent a prorated amount based on Mr. Corgan's date of hire in June 2012 with the Company. Mr. Corgan did not participate in the Company's Fiscal 2012 short-term incentive plan.

Grants of Plan-Based Awards in Fiscal 2012
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold	Target	Maximum (4)	Options	($/Share)	Awards ($)
Mark Barrenechea (5)	February 3, 2012	$62,500	$312,500	N/A	400,000	$60.35	$8,981,080
	May 3, 2012				100,000	$52.44	$1,772,870
John Shackleton (5)	N/A	$62,500	$312,500	N/A	N/A	N/A	N/A
Paul McFeeters	May 3, 2012	$54,064	$225,271	N/A	75,000	$52.44	$1,329,653
Tom Jenkins	N/A	$187,725	$625,750	N/A	N/A	N/A	N/A
Greg Corgan (6)	June 11, 2012	N/A	N/A	N/A	100,000	$46.70	$1,556,560
Dave Wareham	N/A	$47,736	$238,680	N/A	N/A	N/A	N/A

		Estimated Future Payouts Under Equity Incentive Plan Awards (7)			All Other Stock Awards: Number of Securities Underlying	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Stock	Awards ($)
Mark Barrenechea	February 3, 2012	$23,409	$1,560,623	$2,340,934	N/A	$1,625,049
Mark Barrenechea	February 3, 2012				33,333(8)	$1,797,982
John Shackleton(9)	N/A	N/A	N/A	N/A	N/A	N/A
Paul McFeeters	February 3, 2012	$9,036	$602,393	$903,589	N/A	$627,242
Tom Jenkins	February 3, 2012	$23,458	$1,563,866	$2,345,799	N/A	$1,628,417
Greg Corgan (6)	June 11, 2012	$4,209	$280,588	$420,882	N/A	$135,402
Dave Wareham	February 3, 2012	$7,649	$509,928	$764,892	N/A	$530,988

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2012. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Variable Short-Term Incentives” above.

(2)
During Fiscal 2012, stock options were granted to Mr. Barrenechea and Mr. Corgan pursuant to their employment agreements, and to Mr. McFeeters as a result of our benchmarking analysis and his increased responsibilities in his additional role as Chief Administrative Officer. For further information regarding our options granting procedures, please see “Compensation Discussion and Analysis-Aligning Officers' Interests with Shareholders' Interests - Variable Long-Term Incentives - Stock Options” above.

(3)
Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(4)
Our performance objectives do not have a maximum cap. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Variable Short-Term Incentives” above.

(5)
In the case of Mr. Barrenechea and Mr. Shackleton, the threshold and target amount shown above is reduced to reflect the prorated amount based on the number of months that each of Mr. Barrenechea and Mr. Shackleton were employed with us during Fiscal 2012.

(6)
Mr. Corgan joined the Company in June 2012 and did not participate in the Company's Fiscal 2012 variable short-term incentive plan. Mr. Corgan will be eligible to participate in the Company's variable short-term incentive plan starting in Fiscal 2013. Grants under the Fiscal 2012 LTIP were made to Mr. Corgan on his date of hire.

(7)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2012 LTIP. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Variable Long-Term Incentives - LTIP” above.

(8)	On February 3, 2012 Mr. Barrenechea was granted 33,333 restricted share units (RSUs) pursuant to his employment agreement. The RSUs vest over 3 years.

(9)	Mr. Shackleton retired from the Company before any grants were made under the Fiscal 2012 LTIP.
Outstanding Equity Awards at End of Fiscal 2012
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2012.

		Option Awards						Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mark Barrenechea	February 3, 2012	—	400,000	60.35	February 3, 2019
	May 3, 2012	—	100,000	52.44	May 3, 2019
	February 3, 2012							31,275	$1,560,623
	February 3, 2012					33,333	$1,663,317
John Shackleton	August 21, 2008	—	25,000	34.50	August 21, 2015
	March 31, 2010							61,779	$3,082,772
	October 29, 2010							38,900	$1,941,110
Paul McFeeters	June 1, 2006	240,000	—	14.02	June 1, 2013
	August 21, 2008	37,500	12,500	34.50	August 21, 2015
	May 3, 2012	—	75,000	52.44	May 3, 2019
	March 31, 2010							14,307	$713,919
	October 29, 2010							13,380	$667,662
	February 3, 2012							12,072	$602,393
P. Thomas Jenkins	February 12, 2007	50,000	—	22.80	February 12, 2014
	August 21, 2008	75,000	25,000	34.50	August 21, 2015
	March 31, 2010							53,652	$2,677,235
	October 29, 2010							37,632	$1,877,837
	February 3, 2012							31,340	$1,563,866

Greg Corgan	June 11, 2012	—	100,000	46.70	June 11, 2019
	June 11, 2012							5,623	$280,588
Dave Wareham	August 21, 2008	—	3,750	34.50	August 21, 2015
	March 31, 2010							15,941	$795,456
	October 29, 2010							12,181	$607,832
	February 3, 2012							10,219	$509,928

(1)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2010, Fiscal 2011, and Fiscal 2012 LTIP and the market value as of June 30, 2012 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $49.90.

(2)	Options in the table above generally vest annually over a period of 4 years starting from the date of grant.
Option Exercises in Fiscal 2012
The following table sets forth certain details regarding options that were exercised by each of the Named Executive Officers in Fiscal 2012:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (2) ($)
Mark Barrenechea	—	$—
John Shackleton	195,000	$6,950,250
Paul McFeeters	—	$—
Tom Jenkins	600,000	$24,576,000
Greg Corgan	—	$—
Dave Wareham	3,750	$96,787

(1)	In Fiscal 2012, none of our Named Executive Officers had stock awards that vested.

(2)	“Value realized upon exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause; and

•	If there is a change of control in the ownership of OpenText and subsequent to the change of control, there is a change in the relationship between OpenText and the Named Executive Officer.
When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer groups. Differences in such payments, if any, are driven by the position held by the Named Executive Officer and by the Named Executive Officer's length of service with OpenText. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our Named Executive Officers.
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
Change in Control
If there is a merger, acquisition or other change in control of the ownership of OpenText and within six months of such change in control event, there is a change in the relationship between OpenText and the Named Executive Officer without the Named Executive Officer's written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for Just Cause or due to the death or disability of the Named Executive Officer.
A change in control includes the following events:

•	The sale of all or substantially all of the assets of OpenText;

•	Any transaction in which any person or group, acquires ownership of more than 50% of the shares of OpenText's common stock on a fully diluted basis; or

•
Any transaction which results in more than 50% of the shares of OpenText's common stock, on a fully diluted basis, being held by any person or group who were not shareholders of OpenText as of the date of the applicable contract between OpenText and the Named Executive Officer.

Examples of a change in the relationship between the Named Executive Officer and OpenText where payments or benefits may be triggered include:

•
A change in control described above which results in a material change of the Named Executive Officer's position, duties, responsibilities, title or office which were in effect immediately prior to such a change in control (except for a change in any position or duties as an OpenText director or for any other material change that is the result of a promotion), which includes any removal of the Named Executive Officer from, or any failure to re-elect or re-appoint the Named Executive Officer to, any positions or offices he or she held immediately prior to such a change in control;

•
A material reduction by either OpenText or by any of OpenText's subsidiaries of the Named Executive Officer's salary, benefits or any other form of remuneration payable by either OpenText or by OpenText's subsidiaries;

•
Any material failure by either OpenText or by any of OpenText's subsidiaries to provide any of the following benefits listed below, in which the Named Executive Officer is participating or entitled to participate immediately prior to any change in control described in the previous section, or if OpenText or any of OpenText's subsidiaries take any action or fail to take any action, and as a result, the Named Executive Officer's participation in any such plan would be materially and adversely affected or the Named Executive Officer's rights or benefits under or pursuant to any such plan would be materially and adversely affected:

•	benefit, bonus, profit sharing, incentive, remuneration or compensation plan;

•	stock ownership or purchase plan; or

•	pension plan or retirement plan;

•	Any other material breach of the employment agreement between OpenText and the Named Executive Officer which is committed by OpenText.
None of our Named Executive Officers are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the Named Executive Officer's relationship with OpenText.
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
Mark Barrenechea
Upon any instance of termination or change in control described above, we are required to pay Mr. Mark Barrenechea an amount equal to 12 months salary. We are also required to provide Mr. Barrenechea the employee benefits we provided to Mr. Barrenechea immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.
In return for receiving the payments and the benefits described in this section, Mr. Barrenechea must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Barrenechea is bound by a confidentiality and non-solicitation agreement. Mr. Barrenechea's non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Barrenechea of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
In all events where the Company is required to make payments to this Named Executive Officer, the Company intends to make the payments no later than two and a half  months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
John Shackleton
Mr. Shackleton retired as our President and Chief Executive Officer at the end of calendar year 2011 and provided consulting services to the Company after he retired through to June 30, 2012. Our consulting agreement with Mr. Shackleton did not contemplate any payments for termination or change in control as described above. Under the terms of his consulting agreement Mr. Shackleton provided consulting services related to the past and current operations of the Company including but not limited to the global product portfolio, research and development, mergers and acquisitions, sales results, forecasts and strategy and customer relations.
Paul McFeeters
Upon any instance of termination or change in control described above, we are required to pay Mr. McFeeters an amount equal to 12 months salary plus the equivalent of 12 months of variable short-term incentive payment earned for the fiscal year prior to the date of the event which triggered our obligation. We are also required to provide Mr. McFeeters with the employee benefits we provided to him immediately prior to the occurrence of the event which triggered our obligation and for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.
In return for receiving the payments and the benefits described in this section, Mr. McFeeters must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. McFeeters is bound by a confidentiality and non-solicitation agreement. Mr. McFeeters' non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. McFeeters of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
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
In return for receiving the payments and the benefits described in this section, Mr. Jenkins must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Jenkins is bound by a confidentiality and non-solicitation agreement. Mr. Jenkins' non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Jenkins of any provision of his contractual agreements may only be waived upon the review and approval of the Board.

Greg Corgan
Upon any instance of termination or change in control described above, we are required to pay Mr. Corgan an amount equal to 12 months salary. We are also required to provide Mr. Corgan the employee benefits we provided to Mr. Corgan immediately prior to the occurrence of the event which triggered our obligation for a period of 12 months after the date when such event occurred. We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation.
In return for receiving the payments and the benefits described in this section, Mr. Corgan must comply with certain obligations in favour of the Company, including a non-disparagement obligation.  Also, Mr. Corgan is bound by an agreement with confidentiality, non-competition and non-solicitation obligations, which last between 12 months to 18 months from the date of termination of his employment.
Any breach by Mr. Corgan of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
In all events where the Company is required to make payments to this Named Executive Officer, the Company intends to make the payments no later than two and a half  months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
Dave Wareham
Mr. Wareham resigned from OpenText in August 2012. Pursuant to the terms of his compromise agreement with the Company, Mr. Wareham is entitled to his base salary, variable short-term incentive payments at 100% of target and existing benefits until December 2012. Our compromise agreement with Mr. Wareham did not contemplate any payments for termination or change in control as described above.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2012. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $49.90 per share as reported on the NASDAQ on June 30, 2012, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2012, of 0.9749.

•	Payments in British Pounds included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2012, of 1.55484.

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2012;

•	Payment under the LTIP is calculated as though 50% of the Fiscal 2012 LTIP target bonus has vested and 100% of the Fiscal 2011 LTIP target bonus has vested; and

•	The number of options available for vesting is equal to:

•	the number of options outstanding and exercisable as of June 30, 2012, plus

•	the number of options which were scheduled to be outstanding and exercisable by September 30, 2012, plus

•	with respect only to a change in control in the ownership of OpenText, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	LTIP ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Mark Barrenechea	Termination Without Cause	620,000	—	—	554,439	14,043	1,188,482
	Change in Control/ Relationship	620,000	—	780,311	1,663,317	14,043	3,077,671
Paul McFeeters	Termination Without Cause	414,333	207,459	—	9,188,700	3,787	9,814,279
	Change in Control/ Relationship	414,333	207,459	968,858	9,381,200	3,787	10,975,637
Tom Jenkins	Termination Without Cause	974,900	1,286,868	—	10,412,000	64,425	12,738,193
	Change in Control/ Relationship	974,900	1,286,868	2,659,770	10,797,000	64,425	15,782,963
Greg Corgan	Termination Without Cause	400,000	—	—	—	5,000	405,000
	Change in Control/ Relationship	400,000	—	140,294	320,000	5,000	865,294
Director Compensation for Fiscal 2012
The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of Open Text Corporation for the fiscal year ended June 30, 2012.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (4)	$78,175	$117,105	$—	—	N/A	—		$195,280
Brian Jackman (5)	$70,000	$ 25,005	$98,890	—	N/A	—		$193,895
Stephen Sadler (6)	$47,000	$84,284	$—	—	N/A	$752,384	(11)	$883,668
Michael Slaunwhite (7)	$20,000	$84,905	$98,890	—	N/A	—		$203,795
Gail E. Hamilton (8)	$78,000	$84,284	$—	—	N/A	—		$162,284
Katharine B. Stevenson (9)	$72,000	$25,005	$98,890	—	N/A	—		$195,895
Deborah Weinstein (10)	$19,000	$81,872	$98,890	—	N/A	—		$199,762

(1)
Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of common stock equivalent units under our Directors' Deferred Share Unit Plan (DSU Plan) based on the value of the Company's shares as of the date fees would otherwise be paid. The DSU Plan became effective February 2, 2010, is available to any non-employee director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. An eligible director's DSUs will vest at the date of the Company's next annual general meeting. However, such DSUs are not payable by the Company until the non-employee director ceases to be a member of the Board.

(2)
In Fiscal 2012, Messrs. Fowlie, Jackman, Sadler, and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 2,172, 464, 1,564, 1,563, 1,564, 464, and 1,508 DSUs, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(3)
In Fiscal 2012, each director, with the exception of Messrs. Fowlie and Sadler and Ms. Hamilton, were awarded options for 5,500 Common Shares. Messrs. Fowlie and Sadler and Ms. Hamilton elected to receive DSUs instead of option awards. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(4)	As of June 30, 2012 Mr. Fowlie holds 69,100 options and 3,248 DSUs.

(5)	As of June 30, 2012 Mr. Jackman holds 64,600 options and 464 DSUs.

(6)	As of June 30, 2012 Mr. Sadler holds 70,300 options and 4,124 DSUs.

(7)	As of June 30, 2012 Mr. Slaunwhite holds 81,900 options and 4,526 DSUs.

(8)	As of June 30, 2012 Ms. Hamilton holds 28,400 options and 2,904 DSUs.

(9)	As of June 30, 2012 Ms. Stevenson holds 22,500 options and 1,684 DSUs.

(10)	As of June 30, 2012 Ms. Weinstein holds 18,300 options outstanding and 3,254 DSUs.

(11)
During Fiscal 2012, Mr. Sadler received $752,384 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment

Annual retainer fee payable to each non-employee director	$45,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Independent Lead Director	$20,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.
Unlike the scheduled fee arrangements set forth above, equity awards are made to non-management directors on a discretionary basis by the Board. As with its employees, the Company believes that granting compensation to directors in the form of equity promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. Historically, grants have been made solely in the form of stock options which vest over one year until the Company's next annual general meeting. Effective February 2, 2010, the Board adopted the DSU Plan, which is available to any non-employee director of the Company. As a result, in Fiscal 2012, certain directors elected to receive DSUs instead of stock options or fees otherwise payable in cash.

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Messrs. Slaunwhite and Jackman and Ms. Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of Open Text Corporation, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire Board) one of whose executive officers served as a director of ours.
Board's Role in Risk Oversight
Although the Board as a whole has responsibility for risk oversight, the Board exercises its oversight of our risk management policies and practices primarily through its committees, which activities include reporting back to the Board on risk oversight.
The Audit Committee oversees risks related to our accounting, financial statements and financial reporting process.
The Compensation Committee oversees risks which may be associated with our compensation policies, practices and programs, in particular with respect to our executive officers. The Compensation Committee assesses such risks with the review and assistance of the Company's management and the Compensation Committee's external compensation consultants.
The Corporate Governance and Nominating Committee monitors risk and potential risks with respect to the effectiveness of the Board, and considers aspects such as director succession, Board composition and the principal policies that guide the Company's overall corporate governance.
The members of each of the Audit Committee, Compensation Committee, and the Corporate Governance and Nominating Committee are all “independent” directors within the meaning ascribed to it in Multilateral Instrument 52-110-Audit Committees as well as the listing standards of the NASDAQ, and, in the case of the Audit Committee, the additional independence requirements set out by the SEC.
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
The following table sets forth certain information as of June 30, 2012 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and nominee for director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2012. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts, 02109	10,324,539	17.7%
Greystone Managed Investments (1) 300-1230 Blackfoot Drive Regina, Saskatchewan, S4S 7G4	2,999,743	5.14%
TD Asset Management (1) 161 Bay Street, 34th Floor, Toronto, Ontario, M5J 2T2	2,921,420	5.01%
P. Thomas Jenkins (2)	1,161,840	1.96%
Mark Barrenechea	—	—
Stephen J. Sadler (3)	325,324	*
Michael Slaunwhite (4)	124,326	*
Randy Fowlie (5)	100,748	*
Brian J. Jackman (6)	71,564	*
Gail E. Hamilton (7)	33,704	*
Katharine B. Stevenson (8)	21,784	*
Deborah Weinstein (9)	16,054	*
Paul McFeeters (10)	292,000	*
Greg Corgan	—	—
David Wareham (11)	3,750	*
All executive officers and directors as a group (12)	2,185,344	3.69%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2012.

(2)	Includes 1,011,840 Common Shares owned, 125,000 options which are exercisable and 25,000 options which will become exercisable within 60 days of June 30, 2012.

(3)	Includes 252,000 Common Shares owned, 70,300 options which are exercisable and 3,024 deferred stock units (DSUs) which are exercisable.

(4)	Includes 43,400 Common Shares owned, 76,400 options which are exercisable and 4,526 DSUs which are exercisable.

(5)	Includes 29,500 Common Shares owned, 69,100 options which are exercisable and 2,148 DSUs which are exercisable.

(6)	Includes 12,000 Common Shares owned, 59,100 options which are exercisable and 464 DSUs which are exercisable.

(7)	Includes 3,500 Common Shares owned, 28,400 options which are exercisable and 1,804 DSUs which are exercisable.

(8)	Includes 3,100 Common Shares owned, 17,000 options which are exercisable and 1,684 DSUs which are exercisable.

(9)	Includes 12,800 options which are exercisable and 3,254 DSUs which are exercisable.

(10)	Includes 2,000 Common Shares owned, 277,500 options which are exercisable and 12,500 options which will become exercisable within 60 days of June 30, 2012.

(11)	Includes 3,750 options which will become exercisable within 60 days of June 30, 2012.

(12)	Includes 1,360,340 Common Shares owned, 760,600 options which are exercisable, 47,500 options which will become exercisable within 60 days of June 30, 2012 and 16,904 DSUs which are exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Transactions Policy and Director Independence
We have adopted a written policy that all transactional agreements between us and our officers, directors and affiliates will be first approved by a majority of the independent directors. Once these agreements are approved, payments made pursuant to the agreements are approved by the members of our Audit Committee.
Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Board and the transaction approved by a majority of the independent members of our Board. The Board reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person's interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director's independence; and if applicable, the availability of other sources of comparable services or products.
The Board has determined that all directors, except Mr. Jenkins, our Executive Chairman and Chief Strategy Officer, Mr. Barrenechea, our President and Chief Executive Officer, and Mr. Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company.  Mr. Sadler's consulting agreement, which was adopted by way of board resolution effective July 1, 2011, is for an indefinite period.  The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CDN) $450 per hour for services relating to this agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company's revenues, up to CDN $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company's revenues above CDN $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CDN $450,000 per single acquisition and an aggregate annual limit of CDN $980,000. The acquired company's revenues, for this purpose, is equal to the acquired company's revenues for the 12 months prior to the date of acquisition.
During Fiscal 2012, Mr. Stephen Sadler received approximately $0.8 million in consulting fees from OpenText, inclusive of bonus fees aggregating $0.5 million for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2012 and Fiscal 2011 were:
Audit Fees
Audit fees were $1.8 million for Fiscal 2012 and $1.9 million for Fiscal 2011. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.
Audit-Related Fees
Audit-related fees were approximately $0.2 million for Fiscal 2012 and $0.3 million for Fiscal 2011. Audit-related fees include (a) services related to statutory audits where applicable, (b) audit services related to mergers and acquisitions, and (c) review of non-periodic filings with the SEC.
Tax Fees
The total fees for tax services were approximately $0.3 million for Fiscal 2012 and $0.7 million for Fiscal 2011. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
All Other Fees
Other fees were approximately $0.01 million for Fiscal 2012 and $0.2 million for Fiscal 2011. These fees related primarily to costs associated with miscellaneous consulting services.
Pre-Approval Policy
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2012 and Fiscal 2011 have been pre-approved by the Audit Committee.

The Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG LLP's independence in the conduct of its auditing functions.

Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
(b) The following documents are filed as a part of this report:
1) Consolidated financial statements and Reports of Independent Registered Public Accounting Firm and the related notes thereto are included under Item 8, in Part II.
2) Valuation and Qualifying Accounts; see note 3 "Allowance for Doubtful Accounts" and note 13 "Income Taxes" in the Notes to Consolidated Financial Statements included under Item 8, in Part II.
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

2.3
Agreement and Plan of Merger between Open Text Corporation, EPIC Acquisition Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of OpenText and EasyLink Services International Corporation dated May 1, 2012. (23)

3.1	Articles of Amalgamation of the Company. (1)

3.2	Articles of Amendment of the Company. (1)

3.3	Articles of Amendment of the Company. (1)

3.4	Articles of Amalgamation of the Company. (1)

3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)

3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)

3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)

3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)

3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.10	Open Text Corporation By-law, dated December 2, 2010. (17)

3.11	Articles of Continuance of the Company, dated December 29, 2005. (7)

4.1	Form of Common Share Certificate. (1)

4.2
Amended and Restated Shareholders Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 2, 2010 (amending and restating the Shareholder Rights Plan Agreement dated as of December 6, 2007 filed as an exhibit to OpenText's Registration Statement on Form S-4, as filed with the SEC on May 28, 2009). (16)

10.1	1998 Stock Option Plan. (8)

10.2*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (6)

10.3	2004 Employee Stock Option Plan. (6)

10.4	Artesia Stock Option Plan. (6)

10.5	Vista Stock Option Plan. (6)

10.6*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)

10.7*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (10)

10.8*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (11)

10.9*	Severance Agreement, dated December 4, 2009 between Kirk Roberts and the Company. (14)

10.10	Open Text Corporation Directors' Deferred Share Unit Plan effective February 2, 2010. (15)

10.11*	Employment Agreement dated February 9, 2009 between Dave Wareham and the Company.

10.12*	Employment Agreement, dated July 1, 2009 between John Shackleton and the Company. (17)

10.13*	Employment Agreement, dated July 1, 2009 between P. Thomas Jenkins and the Company. (17)

10.14*	Employment Agreement, dated July 1, 2009 between Paul J. McFeeters and the Company. (17)

10.15
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011. (18)

10.16*	Employment Agreement, effective January 2, 2012, between Mark Barrenechea and the Company. (19)

10.17*	Consulting Letter Agreement between Open Text Corporation and John Shackleton, dated January 2, 2012. (20)

10.18*	Restricted Share Unit Grant Agreement, dated February 3, 2012, between Mark Barrenechea and the Company. (21)

10.19*	Employment Agreement, made as of June 1, 2012, between Greg Corgan and the Company.

10.20*	Compromise Agreement between Dave Wareham and the Company, dated August 6, 2012.

18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (22)

21.1	List of the Company's Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema

101.CAL	XBRL taxonomy extension calculation linkbase

101.DEF	XBRL taxonomy extension definition linkbase

101.LAB	XBRL taxonomy extension label linkbase

101.PRE	XBRL taxonomy extension presentation

*	Indicates management contract relating to compensatory plans or arrangements

(1)
Filed as an Exhibit to the Company's Registration Statement on Form F-1 (Registration Number 33-98858) as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 1995 or Amendments 1, 2 or 3 thereto (filed on December 28, 1995, January 22, 1996 and January 23, 1996 respectively), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 4, 2010 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 2, 2010 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 15, 2011 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(19)
Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on December 16, 2011, as amended and filed as an Exhibit to the Company's Report on 8-K, as filed with the SEC on December 19, 2011, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on January 6, 2012 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on February 8, 2012 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.
(23) Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2012 and June 30, 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2012 and June 30, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 10, 2012 expressed an unqualified opinion on the effectiveness of Open Text Corporation's internal control over financial reporting.

/s/    KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
August 10, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited Open Text Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2012 and June 30, 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated August 10, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
August 10, 2012

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2012	June 30, 2011

ASSETS
Cash and cash equivalents	$559,747	$284,140
Accounts receivable trade, net of allowance for doubtful accounts of $5,655 as of June 30, 2012 and $5,424 as of June 30, 2011 (note 3)	163,664	154,568
Income taxes recoverable (note 13)	17,849	18,911
Prepaid expenses and other current assets	44,011	29,678
Deferred tax assets (note 13)	4,003	27,861
Total current assets	789,274	515,158
Property and equipment (note 4)	81,157	77,825
Goodwill (note 5)	1,040,234	832,481
Acquired intangible assets (note 6)	312,563	344,995
Deferred tax assets (note 13)	80,226	42,737
Other assets (note 7)	23,739	19,359
Deferred charges (note 8)	68,653	54,989
Long-term income taxes recoverable (note 13)	48,447	44,819
Total assets	$2,444,293	$1,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$131,734	$126,249
Current portion of long-term debt (note 10)	41,374	15,545
Deferred revenues	273,987	254,531
Income taxes payable (note 13)	27,806	18,424
Deferred tax liabilities (note 13)	1,612	624
Total current liabilities	476,513	415,373
Long-term liabilities:
Accrued liabilities (note 9)	14,247	13,727
Deferred credits (note 8)	10,086	6,878
Pension liability (note 11)	22,074	18,478
Long-term debt (note 10)	555,000	282,033
Deferred revenues	12,653	11,466
Long-term income taxes payable (note 13)	147,623	101,434
Deferred tax liabilities (note 13)	26,705	43,529
Total long-term liabilities	788,388	477,545
Shareholders’ equity:
Share capital (note 12)
58,358,990 and 57,301,812 Common Shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively; Authorized Common Shares: unlimited	635,321	614,279
Additional paid-in capital	95,026	74,301
Accumulated other comprehensive income	44,364	60,470
Retained earnings	442,068	316,894
Treasury stock, at cost (793,494 shares at June 30, 2012 and 572,413 shares at June 30, 2011, respectively)	(37,387)	(26,499)
Total shareholders’ equity	1,179,392	1,039,445
Total liabilities and shareholders’ equity	$2,444,293	$1,932,363
Guarantees and contingencies (note 19)
Related party transactions (note 23)
Subsequent events (note 24)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2012	2011	2010
Revenues:
License	$293,719	$269,202	$238,074
Customer support	656,568	560,541	507,452
Service and other	257,186	203,560	166,497
Total revenues	1,207,473	1,033,303	912,023
Cost of revenues:
License	18,033	18,284	16,922
Customer support	110,504	86,834	83,741
Service and other	204,909	167,854	135,396
Amortization of acquired technology-based intangible assets (note 6)	84,572	68,048	60,472
Total cost of revenues	418,018	341,020	296,531
Gross profit	789,455	692,283	615,492
Operating expenses:
Research and development	169,043	145,992	129,378
Sales and marketing	274,544	232,332	198,208
General and administrative	97,072	86,696	83,295
Depreciation	21,587	22,116	17,425
Amortization of acquired customer-based intangible assets (note 6)	53,326	38,966	35,940
Special charges (note 16)	24,523	15,576	42,008
Total operating expenses	640,095	541,678	506,254
Income from operations	149,360	150,605	109,238
Other income (expense), net	3,549	(6,019)	(9,293)
Interest expense, net	(15,564)	(8,452)	(8,798)
Income before income taxes	137,345	136,134	91,147
Provision for income taxes (note 13)	12,171	12,931	1,935
Net income for the period	$125,174	$123,203	$89,212
Net income per share—basic (note 22)	$2.16	$2.16	$1.59
Net income per share—diluted (note 22)	$2.13	$2.11	$1.55
Weighted average number of Common Shares outstanding—basic	57,890	57,077	56,280
Weighted average number of Common Shares outstanding—diluted	58,734	58,260	57,385
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars and shares)

	Comprehensive Income	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Shares	Amount
Balance as of June 30, 2009		52,717	457,982	—	—	52,152	104,479	71,851	686,464
Issuance of Common Shares
Under employee stock option plans	—	474	8,941	—	—	—	—	—	8,941
Under employee stock purchase plans	—	27	997	—	—	—	—	—	997
In connection with acquisitions	—	3,608	134,948	—	—	—	—	—	134,948
Stock compensation	—	—	—	—	—	8,003	—	—	8,003
Income tax effect related to stock options exercised	—	—	—	—	—	1,143	—	—	1,143
Purchase of treasury stock	—	—	—	(308)	(14,000)	—	—	—	(14,000)
Comprehensive income:
Foreign currency translation adjustment	(20,393)	—	—	—	—	—	—	(20,393)	(20,393)
Change in actuarial gain (loss) relating to defined benefit pension plan	(2,274)	—	—	—	—	—	—	(2,274)	(2,274)
Release of unrealized gain on cash flow hedges	(990)	—	—	—	—	—	—	(990)	(990)
Release of unrealized gain on available for sale securities	(4,173)	—	—	—	—	—	—	(4,173)	(4,173)
Net income for the year	89,212	—	—	—	—	—	89,212	—	89,212
Total comprehensive income	61,382
Balance as of June 30, 2010		56,826	$602,868	(308)	$(14,000)	$61,298	$193,691	$44,021	$887,878
Issuance of Common Shares
Under employee stock option plans	—	439	10,090	—	—	—	—	—	10,090
Under employee stock purchase plans	—	31	1,202	—	—	—	—	—	1,202
In connection with acquisitions	—	6	119	—	—	(119)	—	—	—
Stock compensation	—	—	—	—	—	11,234	—	—	11,234
Income tax effect related to stock options exercised	—	—	—	—	—	1,888	—	—	1,888
Purchase of treasury stock	—	—	—	(264)	(12,499)	—	—	—	(12,499)
Comprehensive income:
Foreign currency translation adjustment	15,388	—	—	—	—	—	—	15,388	15,388
Change in actuarial gain (loss) relating to defined benefit pension plan	(214)	—	—	—	—	—	—	(214)	(214)
Unrealized gain on cash flow hedges	1,275	—	—	—	—	—	—	1,275	1,275
Unrealized gain on available for sale securities	411	—	—	—	—	—	—	411	411
Release of unrealized gain on available for sale securities	(411)	—	—	—	—	—	—	(411)	(411)
Net income for the year	123,203	—	—	—	—	—	123,203	—	123,203
Total comprehensive income	$139,652
Balance as of June 30, 2011		57,302	$614,279	(572)	$(26,499)	$74,301	$316,894	$60,470	$1,039,445
Issuance of Common Shares

OPEN TEXT CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars and shares) (continued)

	Comprehensive Income	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Shares	Amount
Under employee stock option plans	—	1,023	19,217	—	—	—	—	—	19,217
Under employee stock purchase plans	—	33	1,792	—	—	—	—	—	1,792
In connection with acquisitions	—	1	33	—	—	(33)	—	—	—
Stock compensation	—	—	—	—	—	18,062	—	—	18,062
Income tax effect related to stock options exercised	—	—	—	—	—	2,696	—	—	2,696
Purchase of treasury stock	—	—		(221)	(10,888)	—	—	—	(10,888)
Comprehensive income:
Foreign currency translation adjustment	(9,197)	—	—	—	—	—	—	(9,197)	(9,197)
Change in actuarial gain (loss) relating to defined benefit pension plan	(5,840)	—	—	—	—	—	—	(5,840)	(5,840)
Unrealized gain (loss) on cash flow hedges	(1,069)	—	—	—	—	—	—	(1,069)	(1,069)
Net income for the year	125,174	—	—	—	—	—	125,174	—	125,174
Total comprehensive income	$109,068
Balance as of June 30, 2012		58,359	$635,321	(793)	$(37,387)	$95,026	$442,068	$44,364	$1,179,392

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income for the period	$125,174	$123,203	89,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	159,485	129,130	113,837
Share-based compensation expense	18,097	11,308	9,765
Excess tax benefits on share-based compensation expense	(2,723)	(1,888)	(1,143)
Pension expense	543	552	211
Amortization of debt issuance costs	1,703	1,359	1,390
Amortization of deferred charges and credits	11,579	8,519	—
Unrealized gain on financial instruments	—	—	(878)
Loss on sale and write down of property and equipment	203	12	136
Release of unrealized gain on marketable securities to income	—	—	(4,353)
Deferred taxes	(78,792)	(17,779)	(24,219)
Impairment and other non cash charges	1,389	(482)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable	5,319	200	24,521
Prepaid expenses and other current assets	(2,079)	1,833	(814)
Income taxes	68,601	9,444	5,066
Deferred charges and credits	(22,035)	(29,071)	—
Accounts payable and accrued liabilities	(17,812)	(21,197)	(11,340)
Deferred revenue	(4,581)	10,738	3,077
Other assets	2,419	(2,660)	(23,196)
Net cash provided by operating activities	266,490	223,221	180,191
Cash flows from investing activities:
Additions of property and equipment	(25,828)	(36,662)	(19,314)
Purchase of patents	(193)	—	—
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	(1,738)	—	—
Purchase of Operitel Corporation, net of cash acquired	(7,014)	—	—
Purchase of Global 360 Holding Corp., net of cash acquired	(245,653)	—	—
Purchase of Stream Serve Inc., net of cash acquired	—	(57,221)	—
Purchase of weComm Limited, net of cash acquired	—	(20,198)	—
Purchase of Metastorm Inc., net of cash acquired	—	(168,657)	—
Purchase of Burntsand Inc., net of cash acquired	—	—	(8,163)
Purchase of Nstein Technologies Inc., net of cash acquired	—	—	(20,370)
Purchase of New Generation Consulting Inc	—	(471)	(3,500)
Purchase of Vignette Corporation, net of cash acquired	—	—	(90,600)
Purchase of eMotion LLC, net of cash acquired	—	—	(556)
Purchase consideration for prior period acquisitions	(1,113)	(4,577)	(12,843)
Investments in marketable securities	—	518	—
Maturity of short-term investments	—	—	45,525
Net cash used in investing activities	(281,539)	(287,268)	(109,821)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	2,723	1,888	1,143
Proceeds from issuance of Common Shares	21,270	11,512	9,971
Purchase of Treasury Stock	(10,888)	(12,499)	(14,000)
Proceeds from long-term debt and revolver	648,500	—	—
Repayment of long-term debt and revolver	(349,187)	(3,575)	(3,485)
Debt issuance costs	(9,834)	(29)	(1,024)
Net cash provided by (used in) financing activities	302,584	(2,703)	(7,395)
Foreign exchange gain (loss) on cash held in foreign currencies	(11,928)	24,698	(12,602)
Increase (decrease) in cash and cash equivalents during the period	275,607	(42,052)	50,373
Cash and cash equivalents at beginning of the period	284,140	326,192	275,819
Cash and cash equivalents at end of the period	$559,747	$284,140	$326,192
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
Change in Accounting Policy
Upon adoption of Accounting Standards Codification (ASC) Topic 740-10 “Income Taxes” (Topic 740-10) in the fiscal year ended June 30, 2007, we had elected to follow an accounting policy to classify interest related to liabilities for income taxes under the "Interest income (expense), net" line and penalties related to liabilities for income taxes under the "Other income (expense)" line in our Consolidated Statements of Income.
During the three months ended December 31, 2011, we elected to change this accounting policy to classify both interest and penalties relating to liabilities for income taxes to the ‘Provision for (recovery of) income taxes’ line in our Consolidated Statements of Income.
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

3.
The internal reorganization of the Company’s international subsidiaries in the fiscal year ended June 30, 2010, to consolidate our international intellectual property in certain jurisdictions, and recent business acquisitions, have increased the complexity of determining the Company’s liability for income taxes in multiple jurisdictions and it is preferable to record the related interest and penalties associated with the liability for income taxes as a component of the “Provision for (recovery of) income taxes” line within our Consolidated Statements of Income.

As a result of this accounting policy change, certain prior period comparative figures have been adjusted to conform to current period presentation. "Other expense, net" was decreased by approximately by $0.08 million and increased by $0.9 million for the year ended June 30, 2011 and June 30, 2010, respectively, from previously reported amounts. ‘Interest expense, net’ was decreased by approximately $3.4 million and $1.5 million for the year ended June 30, 2011 and June 30, 2010, respectively, from previously reported amounts. The ‘Provision for income taxes’ was increased by approximately $3.5 million and $0.6 million for the year ended June 30, 2011 and June 30, 2010, respectively, from previously reported amounts.
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
Cash and cash equivalents include investments that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.
Property and equipment
Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the balance sheet when they are no longer in use. The following represents the estimated useful lives of property and equipment:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 years
Computer software	3 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC Topic 420, “Exit or Disposal Cost Obligations” (Topic 420) and are accounted for separately from the business combination.
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
If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we re-evaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in our provision for income taxes in our Consolidated Statement of Income.
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
The carrying amounts of goodwill and other intangible assets are periodically reviewed for impairment (at a minimum annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of enterprise content management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit. The primary valuation method used to assess goodwill is the market approach.
Our annual impairment analysis of goodwill was performed as of April 1, 2012. This analysis indicated that the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2012 (no impairments were recorded for Fiscal 2011 and Fiscal 2010).
Impairment of long-lived assets
We account for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment” (Topic 360). We test long-lived assets or asset groups, such as property and equipment and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.
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
We have not recorded any impairment charges for long-lived assets during Fiscal 2012 and Fiscal 2011, and during Fiscal 2010 we recorded an impairment charge to intangible assets of $0.3 million. See note 16 for further details.
Derivative financial instruments
During Fiscal 2012, we used derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date.

Topic 815 also requires that changes in our derivative financial instruments' fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statement of Income.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2012 and 2011.
Asset retirement obligations
We account for asset retirement obligations in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations” (Topic 410), which applies to certain obligations associated with “leasehold improvements” within our leased office facilities. Topic 410 requires that a liability be initially recognized for the estimated fair value of the obligation when it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges recorded within general and administrative expenses. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.
Revenue recognition
License revenues
We recognize revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition” (Topic 985-605).
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
Long-term sales contracts
We entered into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (Topic 605-35), after evaluating for separation of any non-Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (Topic 605-25).
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
We recognize revenues relating to sales through resellers when all the recognition criteria have been met-in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenues to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.
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
Research and development costs
Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed are expensed as incurred unless they meet the criteria for deferral and amortization, as described in ASC Topic 985-20, “Costs of Software to be Sold, Leased, or Marketed” (Topic 985-20). In accordance with Topic 985-20, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers. In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (Topic 740). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that we consider it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, we consider factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not capable of being sustained. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income, however, in Fiscal 2012 we have changed this policy to recognize both items within the "Provision for (recovery of) Income Taxes" line of our Consolidated Statements of Income (see note 13 for more details).
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
Foreign currency translation
Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For such subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) are included in the consolidated statements of income under the line item “Other income (expense)” (for details see note 21).

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
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20-50 "Loss Contingencies" (Topic 450-20-50). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”. As of the date of this filing on our Form 10-K, for the year ended June 30, 2012, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
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
Share-based payment
We measure share-based compensation costs, in accordance with ASC Topic 718, “Compensation - Stock Compensation” (Topic 718) on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known (see note 12 for more details).
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the financial statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders' equity”), respectively, on the Consolidated Balance Sheet (see note 11 for more details).
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
Fair Value Measurement and Disclosures
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement" (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in note 14). ASU 2011-04 was effective for us in our third quarter of the fiscal year ending June 30, 2012 (Fiscal 2012) and the adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.
Testing Goodwill for Impairment
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment" (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2013 and earlier adoption is permitted. We do not expect the adoption of ASU 2011-08 in Fiscal 2013 to materially impact the carrying value of our recorded goodwill.
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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2009	$4,208
Bad debt expense for the period	4,683
Write-off /adjustments	(4,023)
Balance of allowance for doubtful accounts as of June 30, 2010	4,868
Bad debt expense for the period	2,602
Write-off /adjustments	(2,046)
Balance of allowance for doubtful accounts as of June 30, 2011	5,424
Bad debt expense for the period	3,443
Write-off /adjustments	(3,212)
Balance of allowance for doubtful accounts as of June 30, 2012	$5,655

Included in accounts receivable are unbilled receivables in the amount of $18.0 million as of June 30, 2012 (June 30, 2011 - $12.6 million).

NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,828	$4,577	$6,251
Office equipment	975	596	379
Computer hardware	48,834	34,799	14,035
Computer software	13,558	7,404	6,154
Leasehold improvements	27,643	13,777	13,866
Buildings	44,034	3,562	40,472
	$145,872	$64,715	$81,157

	As of June 30, 2011
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$7,421	$2,667	$4,754
Office equipment	1,214	657	557
Computer hardware	43,961	30,191	13,770
Computer software	9,668	3,858	5,810
Leasehold improvements	26,483	9,599	16,884
Buildings	38,648	2,598	36,050
	$127,395	$49,570	$77,825
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2010:

Balance, June 30, 2010	$666,055
Acquisition of StreamServe Inc. (note 17)	39,028
Acquisition of Metastorm Inc. (note 17)	110,502
Acquisition of weComm Limited (note 17)	16,746
Adjustments on account of foreign exchange	150
Balance, June 30, 2011	832,481
Acquisition of System Solutions Australia Pty Limited (MessageManager) (note 17)	2,076
Acquisition of Operitel Corporation (note 17)	4,395
Acquisition of Global 360 Holding Corp. (note 17)	201,934
Adjustments on account of foreign exchange	(652)
Balance, June 30, 2012	$1,040,234

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets*	$473,008	$(309,517)	$163,491
Customer Assets	374,396	(225,324)	149,072
Total	$847,404	$(534,841)	$312,563

	As of June 30, 2011
	Cost	Accumulated Amortization	Net
Technology Assets	$428,595	$(224,965)	$203,630
Customer Assets	313,419	(172,054)	141,365
Total	$742,014	$(397,019)	$344,995

The weighted average amortization period for acquired technology and customer intangible assets is approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2013	$135,546
2014	76,966
2015	53,268
2016	28,322
2017 and beyond	18,461

Total	$312,563

*
Included in Technology Assets are certain patents we acquired on November 15, 2011. The total purchase price of these patents was $0.6 million. Payment terms under the agreement required us to pay $0.2 million upon signing the purchase agreement, $0.2 million 18 months following the purchase date and a final payment of $0.2 million two years following the purchase date. The purchase of these patents is considered to be the acquisition of “defensive intangible assets” and has been accounted for under ASC Topic 350-30-25 “General Intangibles Other than Goodwill”, as well as in accordance with ASC Topic 805-50-5 “Acquisition of Assets Rather than a Business”. The patents have an amortization period of approximately 11 years.

NOTE 7—OTHER ASSETS

	As of June 30, 2012	As of June 30, 2011
Debt issuance costs	$8,463	$3,032
Deposits and restricted cash	7,515	10,379
Long-term prepaid expenses and other long-term assets	7,761	5,948
	$23,739	$19,359
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
NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances on account of legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of six years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2012	As of June 30, 2011
Accounts payable—trade	$7,574	$10,772
Accrued salaries and commissions	50,821	45,630
Accrued liabilities	64,830	60,060
Amounts payable in respect of restructuring and other Special charges (note 16)	7,068	6,504
Accruals relating to acquisitions	727	1,042
Asset retirement obligations	714	2,241
	$131,734	$126,249
Long-term accrued liabilities

	As of June 30, 2012	As of June 30, 2011
Amounts payable in respect of restructuring and other Special charges (note 16)	$1,803	$652
Accruals relating to acquisitions	1,141	2,301
Other accrued liabilities	7,678	6,950
Asset retirement obligations	3,625	3,824
	$14,247	$13,727
Accruals relating to acquisitions
In relation to our acquisitions made before July 1, 2009, the date on which we adopted Topic 805, we have accrued for costs relating to abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015. As of June 30, 2012, the remaining balance of our acquisition accruals is $1.9 million (June 30, 2011 - $3.3 million).

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of June 30, 2012, the present value of this obligation was $4.3 million (June 30, 2011—$6.1 million), with an undiscounted value of $4.8 million (June 30, 2011—$6.5 million). Also see note 16 for “Other charges” related to asset retirement obligations.

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2012	As of June 30, 2011
Long-term debt
Term Loan	$585,000	$285,026
Mortgage	11,374	12,552
	596,374	297,578
Less:
Current portion of long-term debt
Term Loan	30,000	2,993
Mortgage	11,374	12,552
	41,374	15,545
Non current portion of long-term debt	$555,000	$282,033
Term Loan and Revolver
On November 9, 2011, we and certain of our subsidiaries entered into a $700 million Amended and Restated Credit Agreement (the Agreement) with certain financial institutions. The Agreement provides for a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the Agreement are secured by a first charge over substantially all of our assets.
On November 9, 2011, we borrowed $600 million under the Term Loan. The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Our first quarterly principal payment of $7.5 million was paid during the third quarter of Fiscal 2012. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the year ended June 30, 2012, we recorded interest expense of $10.9 million relating to the Term Loan.
For the year ended June 30, 2012, we recorded interest on our old term loan (up until November 9, 2011) of approximately $2.7 million (June 30, 2011— $7.3 million, June 30, 2010— $7.4 million).
The Revolver has a 5 year term with no fixed repayment date prior to the end of the term. As of June 30, 2012, we have not drawn any amounts on the Revolver.
On November 9, 2011, we used a portion of the proceeds from the Term Loan to repay all of our previously outstanding credit facility debt in the amount of $332.9 million.
Mortgage
In December 2005, we entered into a mortgage agreement with the bank. The principal amount of the mortgage was for Canadian $15.0 million and was scheduled to mature on July 1, 2012. Prior to the maturity date we entered into an extension. The mortgage is now considered an "open" mortgage where we can pay all or a portion of it on or before July 1, 2013. The mortgage was renewed without penalty. The principal amount of the mortgage did not change upon extension. Interest continues to accrue monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage continues to be secured by a lien on our headquarters in Waterloo, Ontario, Canada.

As of June 30, 2012, the carrying value of the mortgage was $11.4 million (June 30, 2011—$12.6 million).

As of June 30, 2012, the carrying value of the Waterloo building that secures the mortgage was $16.3 million (June 30, 2011—$15.4 million).
For the year ended June 30, 2012, we recorded interest expense of $0.4 million relating to the mortgage (June 30, 2011— $0.6 million, June 30, 2010— $0.6 million).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and IXOS AG (IXOS) as of June 30, 2012 and June 30, 2011:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$21,461	$475	$20,986
CDT Anniversary plan	457	67	390
CDT early retirement plan	69	69	—
IXOS defined benefit plan	698	—	698
Total as of June 30, 2012	$22,685	$611	$22,074

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$18,231	$489	$17,742
CDT Anniversary plan	550	57	493
CDT early retirement plan	234	—	234
IXOS defined benefit plan	9	—	9
Total as of June 30, 2011	$19,024	$546	$18,478

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" within the Consolidated Balance Sheets.
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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of June 30, 2012	As of June 30, 2011
Benefit obligation—beginning of period	$18,231	$15,507
Service cost	326	350
Interest cost	873	868
Benefits paid	(441)	(423)
Actuarial (gain) loss	5,179	(688)
Foreign exchange (gain) loss	(2,707)	2,617
Benefit obligation—end of period	21,461	18,231
Less: current portion	(475)	(489)
Noncurrent portion of benefit obligation	$20,986	$17,742

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Year Ended June 30,
	2012	2011
Pension expense:
Service cost	$326	$350
Interest cost	873	868
Net pension expense	$1,199	$1,218
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan.
In determining the fair value of the CDT pension plan benefit obligations as of June 30, 2012 and June 30, 2011, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2012	As of June 30, 2011
Assumptions:
Salary increases	2.50%	2.25%
Pension increases	2.00%	1.50%
Discount rate	4.00%	5.25%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2013	$475
2014	531
2015	587
2016	651
2017	725
2018 to 2022	4,788

Total	$7,757
CDT Employee Benefit Obligations
CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and approximately $0.1 million for the early retirement plan as of June 30, 2012 ($0.6 million and $0.2 million, respectively, as of June 30, 2011).
IXOS Defined Benefit Plans
Included in our pension liability, as of June 30, 2012, is a net amount of $0.7 million (June 30, 2011—$0.01 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.

NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of preference shares. No preference shares have been issued.
Treasury Stock
During the year ended June 30, 2012 we repurchased 221,081 of our Common Shares in the amount of $10.9 million, for potential future reissuance under our Long Term Incentive Plans (LTIP) (June 30, 2011— repurchased 264,834 Common Shares for $12.5 million, June 30, 2010— repurchased 307,579 Common Shares for $14.0 million).
As of June 30, 2012, we have not reissued any Common Shares from treasury (June 30, 2011—nil).

Option Plans
A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	2004 Stock Option Plan	Artesia Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	Hummingbird Option Plan	IXOS Stock Option Plan	Vista Stock Option Plan
Date of inception	Jun-98	Oct-04	Sep-04	Jan-03	Jan-04	Oct-06	Mar-04	Sep-04

Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, and consultants of Artesia Technologies Inc.	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors	Former employees, and consultants of Vista Inc.

Options granted to date	7,914,290	4,145,400	20,000	414,968	51,000	355,675	210,000	43,500

Options exercised to date	(5,138,180)	(1,722,500)	(7,500)	(400,968)	(13,000)	(23,854)	(59,250)	(22,625)

Options cancelled to date	(2,555,110)	(542,375)	(12,500)	(13,500)	(13,000)	(319,695)	(144,750)	(18,875)

Options outstanding	221,000	1,880,525	—	500	25,000	12,126	6,000	2,000

Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death

Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified

Exercise price range	$13.10 - $31.35	$14.02 - $61.63	n/a	$13.50 - $13.50	$26.24 - $26.24	$18.36 - $27.75	$26.24 - $26.24	$17.99 - $17.99

Expiration dates	12/12/2012 to 2/3/2016	11/7/2012 to 6/15/2019	n/a	1/28/2013 to 1/28/2013	1/27/2014 to 1/27/2014	10/2/2013 to 10/2/2013	1/27/2014 to 1/27/2014	9/3/2012 to 9/3/2013
The following table summarizes information regarding stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding as of June 30, 2012	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable as of June 30, 2012	Weighted Average Exercise Price
$13.10 - $14.94	274,500	0.86	$13.97	274,500	$13.97
$14.95 - $27.70	302,395	2.29	22.68	302,395	22.68
$27.71 - $34.75	315,831	2.79	32.73	233,581	32.86
$34.76 - $43.51	266,175	4.32	40.85	109,925	41.05
$43.52 - $52.15	305,500	6.04	48.63	30,500	48.39
$52.16 - $56.25	256,500	6.68	52.82	6,750	56.25
$56.26 - $61.63	426,250	6.57	60.37	2,500	61.63
$13.10 - $61.63	2,147,151	4.34	$40.07	960,151	$25.92

Share-Based Payments
Total share-based compensation cost for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2012	2011	2010
Stock options	$4,567	$3,546	$7,293
Deferred stock units (Directors)	415	295	127
Restricted stock units	243	—	—
Restricted stock awards (legacy Vignette employees)	30	124	869
Performance stock units (Fiscal 2010, 2011 and 2012 LTIPs)	12,842	7,343	1,476
Total share-based compensation expense	$18,097	$11,308	$9,765
Summary of Outstanding Stock Options
As of June 30, 2012, options to purchase an aggregate of 2,147,151 Common Shares were outstanding and 437,795 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of option activity under our stock option plans for the year ended June 30, 2012 and 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2011	2,277,733	$24.51
Granted	944,500	54.84
Exercised	(1,022,556)	18.79
Forfeited or expired	(52,526)	45.05
Outstanding at June 30, 2012	2,147,151	$40.07	4.34	$26,541
Exercisable at June 30, 2012	960,151	$25.92	2.33	$23,093

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2010	2,669,142	$23.55
Granted	78,800	51.24
Exercised	(439,071)	22.98
Forfeited or expired	(31,138)	31.75
Outstanding at June 30, 2011	2,277,733	$24.51	2.75	$89,998
Exercisable at June 30, 2011	1,701,308	$19.80	2.06	$75,234
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

	Year Ended June 30,
	2012	2011	2010
Weighted–average fair value of options granted	$19.39	$17.89	$14.26
Weighted-average assumptions used:
Expected volatility	41%	40%	39%
Risk–free interest rate	0.69%	1.70%	2.20%
Expected dividend yield	—%	—%	—%
Expected life (in years)	4.62	4.30	4.30
Forfeiture rate (based on historical rates)	5%	5%	5%
As of June 30, 2012, the total compensation cost related to the unvested stock awards not yet recognized was $16.8 million, which will be recognized over a weighted-average period of approximately three years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2012, cash in the amount of $19.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2012 from the exercise of options eligible for a tax deduction was $3.7 million.
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

Long-Term Incentive Plans
On September 10, 2007, our Board of Directors approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers the respective performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria. One criterion we use to measure performance is, if over the three year period the relative cumulative total shareholder return (TSR) of our Company, compared to the cumulative TSR of companies comprising a peer index group, is higher than a pre-determined target percentile (that is set at the date of grant), then a payout will be made. Depending on whether this target is met or exceeded with respect to the stipulations of the individual LTIPs, the amount of payout would be determined. In the past, in calculating the TSR achievement, the closing price of our stock, as it traded on the last day of our fiscal year end, for the third year in the LTIPs rolling three year program, would be used to determine the TSR achievement for the Company. However, starting in Fiscal 2012, the TSR achievement will be calculated using the average closing price of our Common Stock, as it trades over the last 30 days ending September 15th (following the third year in the LTIPs rolling three year program). The Compensation Committee determined that it was desirable to extend the performance period this way to reduce the impact of fluctuations in the price of our Common Shares, particularly around our fiscal year end prior to the release of our audited financial results. This allows the determination of the TSR achievement to occur after the audited financial results have been publicly released and fully disseminated. We believe this will ensure the achievements of LTIP participants are measured on the full impact of the Company's financial results.  As such, our existing LTIP plans have all been updated, in accordance with the accepted provisions of the LTIP agreement, to change the end measurement date and to use an average share price in determining our TSR achievement. We have accordingly treated this change as a modification of the awards previously granted and have revalued our LTIP expense as reflected in our current financial results. The impact of the modification resulted in an additional expense of approximately $1.0 million, $53,000 and $197,000, on account of LTIP grants made in Fiscal 2010, Fiscal 2011 and Fiscal 2012, respectively.
Grants made in Fiscal 2008 under the LTIP (Fiscal 2008 LTIP) took effect in Fiscal 2008, starting on July 1, 2007. Awards under the Fiscal 2008 LTIP have been settled in cash in the aggregate amount of $14.4 million as of the first quarter of

Fiscal 2011.
Grants made in Fiscal 2009 under the LTIP (Fiscal 2009 LTIP) took effect in Fiscal 2009 starting on July 1, 2008. Awards under the Fiscal 2009 LTIP are equal to 100% of the target. Awards under the 2009 LTIP have been settled in cash in the aggregate amount of $10.7 million as of the first quarter of Fiscal 2012.
Grants made in Fiscal 2010 under the LTIP (Fiscal 2010 LTIP) took effect in Fiscal 2010 starting on July 1, 2009. Awards under the Fiscal 2010 LTIP may be equal to 50%, 100% or 150% of the target. We expect to settle the Fiscal 2010 LTIP awards in stock in Fiscal 2013.
Grants made in Fiscal 2011 under the LTIP (Fiscal 2011 LTIP) took effect in Fiscal 2011 starting on July 1, 2010. Awards under the Fiscal 2011 LTIP may be equal to 50%, 100% or 150% of the target. We expect to settle the Fiscal 2011 LTIP awards in stock.
Grants made in Fiscal 2012 under the LTIP (Fiscal 2012 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Awards under the Fiscal 2012 LTIP will be interpolated between 0% and 150% of the target. We expect to settle the Fiscal 2012 LTIP awards in stock.
PSUs granted under the LTIP equity plans (Fiscal 2010, 2011 and 2012 LTIP) have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. During the year ended June 30, 2012, $12.8 million, has been charged to share-based compensation expense on account of the LTIP equity plans (June 30, 2011— $7.3 million, June 30, 2010—$1.5 million on account of the Fiscal 2010 LTIP only).
Deferred Stock Units (DSUs), Performance Stock Units (PSUs) and Restricted Stock Units (RSUs)
During the year ended June 30, 2012, we granted 9,299 deferred stock units (DSUs), to certain nonemployee directors (June 30, 2011—6,606, June 30, 2010—4,299). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.
During the year ended June 30, 2012, we granted 234,146 Performance Stock Units (PSUs) under the 2012 LTIP (June 30, 2011— granted 264,834 PSUs under the Fiscal 2011 LTIP, June 30, 2010— granted 307,579 PSUs under the Fiscal 2010 LTIP). Awards achieved under the Fiscal 2010 LTIP, 2011 LTIP and 2012 LTIP will be settled over the performance periods ending September 15, 2012, September 15, 2013 and September 15, 2014, respectively. For more information see 'Long-Term Incentive Plans' above.
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
Employee Share Purchase Plan (ESPP)
During the year ended June 30, 2012, cash in the amount of approximately $2.1 million, was received from employees that will be used to purchase Common Shares in future periods (June 30, 2011— $1.4 million, June 30, 2010— $1.1 million).
NOTE 13—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2012	2011	2010
Domestic income	$(13,064)	$9,039	$47,076
Foreign income	150,409	127,095	44,071

Income before income taxes	$137,345	$136,134	$91,147
The provision for income taxes consisted of the following:

	Year Ended June 30,
	2012	2011	2010
Current income taxes:
Domestic	$6,147	$5,693	$3,771
Foreign	84,816	25,017	22,383
	90,963	30,710	26,154
Deferred income taxes (recoveries):
Domestic	6,470	1,351	16,001
Foreign	(85,262)	(19,130)	(40,220)
	(78,792)	(17,779)	(24,219)
Provision for income taxes	$12,171	$12,931	$1,935
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2012	2011	2010
Expected statutory rate	27.25%	29.25%	32.5%
Expected provision for income taxes	$37,427	$39,819	$29,623
Effect of foreign tax rate differences	(21,496)	(10,258)	(8,275)
Change in valuation allowance	15,536	(4,840)	814
Amortization of deferred charges	11,112	8,535	—
Effect of permanent differences	6,902	1,577	(2,872)
Effect of Canadian to US dollar functional currency election	(5,887)	—	—
Withholding taxes and other items	1,473	(5,177)	3,847
Impact of internal reorganization of subsidiaries and integration of acquisitions	(32,896)	(16,725)	(21,202)
	$12,171	$12,931	$1,935

During the year ended June 30, 2012, the most significant impact on the difference in our consolidated tax rate from the statutory Canadian tax rate was from tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense. These benefits only get recorded subsequent to such reorganizations and therefore are “triggered” as part of the reorganization of acquired international subsidiaries.

Substantially all the tax rate differential for international jurisdictions was driven by earnings in our Luxembourg and United States subsidiaries.
We have approximately $37.7 million of domestic non-capital loss carryforwards. In addition, we have $116.8 million of foreign non-capital loss carryforwards of which $106.3 million have no expiry date. The remainder of the domestic and foreign losses expires between 2017 and 2032. In addition, investment tax credits of $34.9 million will expire between 2018 and 2032.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2012	2011
Deferred tax assets
Non-capital loss carryforwards	$47,516	$68,870
Capital loss carryforwards	3,002	2,832
Undeducted scientific research and development expenses	19,051	8,615
Depreciation and amortization	12,049	11,895
Restructuring costs and other reserves	11,274	8,112
Deferred Revenue	55,267	—
Other	3,544	22,373
Total deferred tax asset	$151,703	$122,697
Valuation Allowance	$(56,969)	$(40,955)
Deferred tax liabilities
Scientific research and development tax credits	$(8,695)	$(6,304)
Deferred credits	(906)	(906)
Acquired intangibles	(11,040)	(33,029)
Other	(18,181)	(15,058)
Deferred tax liabilities	$(38,822)	$(55,297)
Net deferred tax asset (liability)	$55,912	$26,445
Comprised of:
Current assets	$4,003	$27,861
Long-term assets	80,226	42,737
Current liabilities	(1,612)	(624)
Long-term liabilities	(26,705)	(43,529)
	$55,912	$26,445
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2010	$107,498
Increases on account of current year positions	11,601
Increases on account of prior year positions	21,661
Decreases due to settlements with tax authorities	(2,500)
Decreases due to lapses of statutes of limitations	(5,368)
Unrecognized tax benefits as of July 1, 2011	$132,892
Increases on account of current year positions	5,279
Increases on account of prior year positions*	65,994
Decreases due to settlements with tax authorities	(4,935)
Decreases due to lapses of statutes of limitations	(42,949)
Unrecognized tax benefits as of June 30, 2012	$156,281

*	Included in these balances as of June 30, 2012, are acquired balances of $0.4 million, relating to the acquisition of Global

360.
Included in the above tabular reconciliation are unrecognized tax benefits of $6.8 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $149.5 million as of June 30, 2012 ($112.0 million as of June 30, 2011).
In the quarter ended December 31, 2011, we changed our accounting policy regarding the classification of interest and penalties related to liabilities for income tax expense. Upon adoption of FIN 48 we had elected to follow an accounting policy to classify interest related to liabilities for income tax expense under the “Interest income (expense), net” line and penalties related to liabilities for income tax expense under the “Other income (expense)” line of our Condensed Consolidated Statements of Income. During the quarter ended December 31, 2011 we elected to classify interest and penalties related to liabilities for income tax expense under the 'Income tax expense (recovery)' line (See note 1) of our Consolidated Statements of Income.

For the year ended June 30, 2012, we recognized the following amounts as income tax related interest and penalties:

	Year Ended June 30,
	2012	2011	2010
Interest expense	$9,383	$3,387	$1,568
Penalties (recovery)	(10,764)	75	(943)
Total	$(1,381)	$3,462	$625
As of June 30, 2012 and June 30, 2011 the following amounts have been accrued on account of income tax related interest and penalties:

	As of June 30, 2012	As of June 30, 2011
Interest accrued *	$19,316	$10,290
Penalties accrued *	$4,040	$15,771

*	These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
Included in the accrual balances as of June 30, 2012, are accrued interest and penalties of $0.1 million and nil, respectively, relating to the acquisition of Global 360 (see note 17).
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2012 could decrease tax expense in the next 12 months by $14.2 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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

As at June 30, 2012 we accrued for withholding taxes payable of $2.4 million on a cash distribution of $202.4 million repatriated from our United States subsidiaries to our Canadian parent company made during June 2012. The tax of $2.4 million was subsequently paid in July 2012.

As at June 30, 2012, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than Luxembourg since such earnings are considered permanently invested in those subsidiaries. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations from our Luxembourg subsidiary, however, there is no additional tax cost attributable to these distributions.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2012 and June 30, 2011:

	June 30, 2012				June 30, 2011
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2011	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (note 15)	$283	$n/a	$283	$n/a	$1,802	$n/a	$1,802	$n/a
	$283	n/a	$283	n/a	$1,802	n/a	$1,802	n/a
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
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our consolidated financial statements at an amount which approximates their fair value (a Level 3 measurement) due to their short maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended June 30, 2012 and June 30, 2011, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the year ended June 30, 2012 and June 30, 2011, we did not have any significant transfers in or out of Level 2 or Level 3.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2012, is recorded within “Prepaid expenses and other current assets”.
As of June 30, 2012, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2011—$16.8 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended June 30, 2012, were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 14)

		Year ended June 30, 2012	Year ended June 30, 2011
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$283	$1,802

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Year ended June 30, 2012
Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(1,909)	Operating expenses	$(390)	N/A	$—

	Year ended June 30, 2011
Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$7,256	Operating expenses	$5,454	N/A	$—
NOTE 16—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Year Ended June 30,
	2012	2011	2010
Fiscal 2012 Restructuring Plan	$16,897	$—	$—
Fiscal 2011 Restructuring Plan	1,160	8,524	—
Fiscal 2010 Restructuring Plan (cash liability portion)	(38)	4,620	33,799
Fiscal 2010 Restructuring Plan (share-based compensation expense)	—	—	3,164
Fiscal 2009 Restructuring Plan	—	—	2,878
Acquisition-related costs	5,115	2,914	3,248
Other charges	1,389	(482)	(1,081)
Total	$24,523	$15,576	$42,008
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2012 Restructuring Plan
In the first quarter of Fiscal 2012, we began to implement restructuring activities to streamline our operations (Fiscal 2012 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2012 restructuring plan, including the consolidation of certain excess facilities, as we execute the remaining restructuring actions. As of June 30, 2012, we expect total costs to be incurred in conjunction with the Fiscal 2012 restructuring plan to be approximately $17.4 million, of which $16.9 million of costs have already been recorded within Special charges to date.
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

A reconciliation of the beginning and ending liability for the year ended June 30, 2012 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$—	$—	$—
Accruals and adjustments	13,006	3,891	16,897
Cash payments	(8,202)	(486)	(8,688)
Foreign exchange	(382)	(50)	(432)
Balance as of June 30, 2012	$4,422	$3,355	$7,777
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
A reconciliation of the beginning and ending liability for the years ended June 30, 2012 and June 30, 2011 are shown below.

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$3,570	$1,368	$4,938
Accruals and adjustments	1,182	(22)	1,160
Cash payments	(3,940)	(882)	(4,822)
Foreign exchange	(156)	(114)	(270)
Balance as of June 30, 2012	$656	$350	$1,006

Fiscal 2011 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2010	$—	$—	$—
Accruals and adjustments	6,953	1,571	8,524
Cash payments	(3,346)	(120)	(3,466)
Foreign exchange	(37)	(83)	(120)
Balance as of June 30, 2011	$3,570	$1,368	$4,938
Fiscal 2010 Restructuring Plan
In the first quarter of Fiscal 2010, we began to implement restructuring activities to streamline our operations (Fiscal 2010 restructuring plan). These charges relate to workforce reductions. On a quarterly basis, we will conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Since the inception of the Fiscal 2010 restructuring plan, $38.4 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2010 restructuring plan.

A reconciliation of the beginning and ending liability for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 are shown below.

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other	Total
Balance as of June 30, 2011	$1,439	$390	$—	$1,829
Accruals and adjustments	(48)	10	—	(38)
Cash payments	(492)	(376)	—	(868)
Foreign exchange and other	(899)	(15)	—	(914)
Balance as of June 30, 2012	$—	$9	$—	$9

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952
Accruals and adjustments	2,137	676	1,807	4,620
Cash payments	(9,522)	(1,671)	(1,807)	(13,000)
Foreign exchange and other	93	164	—	257
Balance as of June 30, 2011	$1,439	$390	$—	$1,829

Fiscal 2010 Restructuring Plan	Workforce reduction	Facility costs	Other*	Total
Balance as of June 30, 2009	$—	$—	$—	$—
Accruals and adjustments	28,875	2,274	2,650	33,799
Cash payments	(20,068)	(1,057)	(2,650)	(23,775)
Foreign exchange and other	(76)	4	—	(72)
Balance as of June 30, 2010	$8,731	$1,221	$—	$9,952

*
“Other” costs relate to one-time legal and consulting fees incurred on account of an internal reorganization of our international subsidiaries initiated to consolidate ownership of our intellectual property within certain jurisdictions and to effect an operational reduction in the number of our global subsidiaries with the goal of having a single operating legal entity in each jurisdiction.

Acquisition-related costs
Included within Special charges for the year ended June 30, 2012 are costs incurred directly in relation to acquisitions in the amount of $1.8 million. Included in this amount is approximately $0.7 million incurred directly in connection with the acquisition of EasyLink Services International Corporation that closed on July 2, 2012. For more details on this acquisition see note 24. Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services necessary to integrate acquisitions into our organization, in the amount of $3.3 million.
Included within Special charges for the year ended June 30, 2011 and June 30, 2010 are costs incurred directly in relation to acquisitions in the amount of $2.9 million and $3.2 million, respectively.
Other charges
Included within Special charges for the year ended June 30, 2012 are: (i) a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, (ii) a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period and (iii) $2.7 million related to the write-off of debt issuance costs associated with our old term loan that was repaid after we entered into an Amended and Restated Credit Agreement on November 9, 2011.
Included within Special charges for the year ended June 30, 2011 is (i) a recovery of $1.0 million relating to a reduction in an asset retirement obligation associated with a leased facility, and (ii) a charge of $0.5 million, relating to a revised sublease assumption on a restructured facility acquired in a prior period.
Included within Special charges for the year ended June 30, 2010 is (i) a charge of $0.4 million relating to the write down of certain prepaid royalties in connection with the discontinuance of certain of our product lines, (ii) a charge of $0.5 million, relating to certain assets that were written down in connection with various leasehold improvements and redundant office equipment at abandoned facilities, (iii) a charge of $0.3 million relating to an impairment of intangible assets, (iv) a recovery of $0.5 million relating to a reduction in an asset retirement obligation associated with a facility that has been partially vacated, and (v) a recovery of $1.7 million of negative goodwill related to the acquisition of Burntsand Inc. recorded on a retroactive basis.
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
Acquisition related costs for MessageManager included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2012 were $0.06 million.
The results of operations of MessageManager have been consolidated with those of OpenText beginning October 31, 2011.

Operitel Corporation (Operitel)
On September 1, 2011, we acquired Operitel, a software company based in Peterborough, Ontario, Canada. Operitel specializes in building enterprise “Learning Portal” solutions. Total consideration for Operitel was approximately $7.0 million, paid in cash. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
Acquisition related costs for Operitel included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2012 were $0.09 million.
The results of operations of Operitel have been consolidated with those of OpenText beginning September 1, 2011.
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
The results of operations of Global 360 have been consolidated with those of OpenText beginning July 13, 2011.
The following tables summarize the consideration paid for Global 360 and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$256,597

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2012	$924

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 13, 2011, are set forth below:

Current assets (inclusive of cash acquired of $10,944)	$38,249
Non-current assets	6,289
Intangible customer assets	58,100
Intangible technology assets	40,600
Total liabilities assumed	(88,575	)*
Total identifiable net assets	54,663
Goodwill	201,934
	$256,597
* Included in total liabilities assumed is approximately $24.3 million of deferred revenue.
As of June 30, 2012 approximately $20.0 million of the total cash consideration remains held by an escrow agent for indemnification purposes.

No portion of the goodwill recorded upon the acquisition of Global 360 is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $11.9 million. The gross amount receivable was $12.8 million of which $0.9 million of this receivable was expected to be uncollectible.
The amount of Global 360’s revenues and net income included in our Consolidated Statements of Income for the year ended June 30, 2012, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2010, are set forth below:

	Revenues	Net Income (Loss)*
Actual from July 13, 2011 to June 30, 2012	$74,900	N/A

	Year ended June 30,
	2012	2011
Supplemental Unaudited Pro forma Information
Total revenues	$1,209,809	$1,125,366
Net income**	$128,924	$107,636

* During the quarter ended June 30, 2012, Global 360 became substantially integrated into our operations and financial results, to the extent that it is no longer practicable to separately identify expenses and net income that are attributed solely from this acquisition.
**Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all periods reported above.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
Fiscal 2011
weComm Limited (weComm)
On March 15, 2011, we acquired weComm, a software company based in London, United Kingdom. weComm's software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets. The acquisition of weComm facilitates our delivery of a platform to customers whereby we can help customers provide rich, immersive mobile applications more cost-effectively across a multitude of mobile operating systems and devices. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
The results of operations of weComm have been consolidated with those of OpenText beginning March 15, 2011.
The following tables summarize the consideration paid for weComm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$20,461

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2011	$318
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 15, 2011 are set forth below:

Current assets (inclusive of cash acquired of $263)	$954
Long-term assets	328
Intangible customer assets	300
Intangible technology assets	5,000
Total liabilities assumed	(2,867)
Total identifiable net assets	3,715
Goodwill	16,746
$20,461
No portion of the goodwill recorded upon the acquisition of weComm is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $0.19 million. The gross accounts receivable was $0.25 million, of which $0.06 million was expected to be uncollectible.
The amount of weComm's unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

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
Metastorm Inc. (Metastorm)
On February 18, 2011, we acquired Metastorm, a software company based in Baltimore, Maryland. Metastorm provides Business Process Management (BPM), Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution. The acquisition of Metastorm adds complementary technology and expertise that can be used to enhance our BPM solutions portfolio. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
The results of operations of Metastorm have been consolidated with those of OpenText beginning February 18, 2011.
The following tables summarize the consideration paid for Metastorm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$182,000

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2011	$1,038
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
The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.2 million of which $1.2 million of this receivable was expected to be uncollectible.
The amount of Metastorm's unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,086,461	$980,228
Net income*	$114,054	$78,186

*
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
The following tables summarize the consideration paid for StreamServe and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$70,514

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for year ended June 30, 2011	$1,146
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
The fair value of current assets acquired includes accounts receivable with a fair value of $11.0 million. The gross amount receivable was $12.4 million of which $1.4 million of this receivable was expected to be uncollectible.
The amount of StreamServe's unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,053,884	$974,410
Net income*	$118,649	$88,174

*
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
Fiscal 2010
Burntsand Inc. (Burntsand)
On May 27, 2010, we acquired Burntsand, a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as ECM, Collaboration and Service Management. Burntsand was based in Toronto, Ontario, Canada. The acquisition of Burntsand complements and enhances our current service offerings to further strengthen our position in the ECM market. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
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
$10,792
The final valuation of the fair value assessment of acquired Burntsand's assets and liabilities, as at May 27, 2010, was concluded in the first quarter of Fiscal 2011. This valuation established an additional $7.2 million in deferred tax assets relating primarily to legacy net operating losses. Taking into account these deferred tax assets, total consideration paid was determined to be in excess of total identifiable net assets by $1.7 million, thereby generating negative goodwill of $1.7 million at the time of acquisition. As required by ASC Topic 805, this negative goodwill was recorded under Special charges in the consolidated statement of operations, for the year ended June 30, 2010, on a retroactive basis. In addition, in accordance with ASC Topic 805, the previously recorded amount as of June 30, 2010 for goodwill, short-term deferred tax assets, long-term deferred tax assets and long-term income taxes recoverable was adjusted in the amounts of $5.5 million, $4.5 million, $3.0 million and ($0.3) million, respectively, as a result of the final valuation.
The fair value of current assets acquired includes accounts receivable with a fair value of $3.3 million. The gross amount receivable was $3.3 million, all of which is expected to be collectible.
The amount of Burntsand's unaudited pro forma revenues and net income of the combined entity had the acquisition date been consummated as of July 1, 2008, are set forth below:

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
Nstein Technologies Inc. (Nstein)
On April 1, 2010, we acquired Nstein, a software company based in Montreal, Quebec, Canada. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein's solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data. We acquired Nstein to leverage and enhance our product offerings. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
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
$33,874
The fair value of Common Shares issued as part of the consideration was CAD $48.39 per share, determined based upon the 10 day volume-weighted average price of OpenText's Common Shares, as traded on the Toronto Stock Exchange, prior to the acquisition date.

The fair value of current assets acquired includes accounts receivable with a fair value of $5.1 million. The gross amount receivable was $6.0 million, of which $0.9 million was expected to be uncollectible.
The amount of Nstein's unaudited pro forma revenues and net income of the combined entity had the acquisition date been consummated as of July 1, 2008, are set forth below:

	Year Ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$925,072	$807,636
Net income	$83,122	$54,066
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.
Vignette Corporation (Vignette)
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
$321,415
The fair value of Common Shares issued as part of the consideration was determined based upon the closing price of OpenText's Common Shares on NASDAQ on the acquisition date.
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
The amount of Vignette's unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2008, are set forth below. Non-recurring charges of $11.9 million are included in the unaudited pro forma information. These charges relate primarily to one-time business combination and share-based compensation costs incurred by Vignette prior to our acquisition.

	Year Ended June 30,
	2010	2009
Supplemental Unaudited Pro forma Information
Total revenues	$918,230	$936,237
Net income	$71,871	$41,509
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.
NOTE 18—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (ASC Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under ASC Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and chief operating decision maker (CODM) assess an entity’s financial performance. Our operations are analyzed by management and our CODM as being part of a single industry segment: the design, development, marketing and sales of Enterprise Information Management software and solutions.
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
Revenues:
Canada	$103,915	$85,135	$70,968
United States	513,530	445,511	401,189
United Kingdom	124,601	103,255	97,756
Germany	130,494	124,248	114,011
Rest of Europe	212,587	186,473	161,052
All other countries	122,346	88,681	67,047
Total revenues	$1,207,473	$1,033,303	$912,023
The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2012	As of June 30, 2011
Long-lived assets:
Canada	$67,971	$64,602
United States	8,924	5,015
United Kingdom	42,211	55,141
Germany	6,195	9,086
Rest of Europe	265,318	285,025
All other countries	3,101	3,951
Total	$393,720	$422,820

NOTE 19—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	Period ending June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$667,701	$59,842	$120,394	$487,465	$—
Operating lease obligations*	138,330	28,115	45,095	29,384	35,736
Purchase obligations	1,254	1,029	183	42	—
	$807,285	$88,986	$165,672	$516,891	$35,736

*Net of $3.1 million of sublease income to be received from properties which we have subleased to other parties.

Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our financial statements.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450, “Contingencies”. As of the date of this filing on our Form 10-K, for the year ended June 30, 2012, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,305	$8,542	$10,701
Cash received during the period for interest	$1,396	$1,203	$1,141
Cash paid during the period for income taxes	$15,864	$29,551	$32,946

NOTE 21—OTHER INCOME (EXPENSE)

Other Income (expense) is comprised of the following:

	For the Year Ended June 30,
	2012	2011	2010
Transactional foreign exchange gain (loss)	$3,642	$(6,574)	$(15,366)
Gain (loss) on sale of marketable securities	—	443	(126)
Other	(93)	112	6,199	*
	$3,549	$(6,019)	$(9,293)

*Included in other income and expense for Fiscal 2010 was the release of $4.4 million related to a mark-to-market gain we had on a “toehold” investment in Vignette and $1.7 million related to gains recognized on the ineffective portion of foreign currency forward contracts.
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

	Year Ended June 30,
	2012	2011	2010
Basic earnings per share
Net income	$125,174	$123,203	$89,212
Basic earnings per share	$2.16	$2.16	$1.59
Diluted earnings per share
Net income	$125,174	$123,203	$89,212
Diluted earnings per share	$2.13	$2.11	$1.55
Weighted-average number of shares outstanding
Basic	57,890	57,077	56,280
Effect of dilutive securities	844	1,183	1,105
Diluted	58,734	58,260	57,385
Excluded as anti-dilutive*	368	48	577

* Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 23—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Board of Directors (the Board) and the transaction approved by a majority of the independent members of the Board. The Board reviews all transactions wherein we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.

During the year ended June 30, 2012, Mr. Stephen Sadler, a director, earned approximately $0.8 million (June 30, 2011—$0.6 million, June 30, 2010—$0.6 million), in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 24—SUBSEQUENT EVENT
On July 2, 2012 we acquired EasyLink Services International Corporation (EasyLink), a public company and global provider of cloud-based electronic messaging and business integration services, by way of a merger agreement. Under the terms of this agreement, we acquired all of EasyLink's outstanding shares in an all cash transaction valued at approximately $315 million, inclusive of EasyLink debt, and net of cash acquired. We believe this acquisition will extend our product offerings as we continue to evolve in the broader EIM market category. The financial results of EasyLink will be consolidated in our financial statements for the first quarter of Fiscal 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 10, 2012

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 10, 2012

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	August 10, 2012
Mark Barrenechea
/S/ P. THOMAS JENKINS	Director, Executive Chairman and Chief Strategy Officer	August 10, 2012
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 10, 2012
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	August 10, 2012
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	August 10, 2012
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	August 10, 2012
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	August 10, 2012
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 10, 2012
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 10, 2012
Katharine B. Stevenson