Form 10-Q
period 2012-09-30
OPEN TEXT CORP
filed 2012-11-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 22, 2012, there were 58,483,175 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$302,235	$559,747
Accounts receivable trade, net of allowance for doubtful accounts of $6,051 as of September 30, 2012 and $5,655 as of June 30, 2012 (note 3)	169,967	163,664
Income taxes recoverable (note 13)	14,588	17,849
Prepaid expenses and other current assets	45,632	44,011
Deferred tax assets (note 13)	12,450	4,003
Total current assets	544,872	789,274
Property and equipment (note 4)	85,332	81,157
Goodwill (note 5)	1,211,423	1,040,234
Acquired intangible assets (note 6)	468,699	312,563
Deferred tax assets (note 13)	142,536	115,128
Other assets (note 7)	23,760	23,739
Deferred charges (note 8)	65,592	68,653
Long-term income taxes recoverable (note 13)	13,423	13,545
Total assets	$2,555,637	$2,444,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$179,213	$131,734
Current portion of long-term debt (note 10)	41,682	41,374
Deferred revenues	259,061	273,987
Income taxes payable (note 13)	16,308	27,806
Deferred tax liabilities (note 13)	1,350	1,612
Total current liabilities	497,614	476,513
Long-term liabilities:
Accrued liabilities (note 9)	18,389	14,247
Deferred credits (note 8)	9,518	10,086
Pension liability (note 11)	23,458	22,074
Long-term debt (note 10)	547,500	555,000
Deferred revenues	11,399	12,653
Long-term income taxes payable (note 13)	162,056	147,623
Deferred tax liabilities (note 13)	77,676	26,705
Total long-term liabilities	849,996	788,388
Shareholders’ equity:
Share capital (note 12)
58,483,175 and 58,358,990 Common Shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively; Authorized Common Shares: unlimited	639,719	635,321
Additional paid-in capital	98,475	95,026
Accumulated other comprehensive income	45,723	44,364
Retained earnings	461,497	442,068
Treasury stock, at cost (793,494 shares at September 30, 2012 and at June 30, 2012, respectively)	(37,387)	(37,387)
Total shareholders’ equity	1,208,027	1,179,392
Total liabilities and shareholders’ equity	$2,555,637	$2,444,293
Guarantees and contingencies (note 18)
Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues:
License	$55,656	$65,028
Cloud services	44,884	—
Customer support	162,096	161,997
Professional service and other	63,558	61,021
Total revenues	326,194	288,046
Cost of revenues:
License	4,168	3,998
Cloud services	18,283	—
Customer support	25,823	26,269
Professional service and other	48,582	50,351
Amortization of acquired technology-based intangible assets (note 6)	23,782	20,790
Total cost of revenues	120,638	101,408
Gross profit	205,556	186,638
Operating expenses:
Research and development	39,906	43,458
Sales and marketing	64,515	64,880
General and administrative	28,133	25,761
Depreciation	6,109	5,258
Amortization of acquired customer-based intangible assets (note 6)	17,252	13,041
Special charges (note 16)	9,554	7,105
Total operating expenses	165,469	159,503
Income from operations	40,087	27,135
Other income (expense), net	(71)	9,312
Interest expense, net	(4,368)	(2,786)
Income before income taxes	35,648	33,661
Provision for (recovery of) income taxes (note 13)	16,219	(1,325)
Net income for the period	$19,429	$34,986
Net income per share—basic (note 20)	$0.33	$0.61
Net income per share—diluted (note 20)	$0.33	$0.60
Weighted average number of Common Shares outstanding—basic	58,424	57,412
Weighted average number of Common Shares outstanding—diluted	58,919	58,599
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2012	2011
Net income for the period	$19,429	$34,986
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(476)	(10,618)
Net unrealized gain (loss) on cash flow hedges	1,944	(5,202)
Net actuarial gain (loss) relating to defined benefit pension plans	(109)	(548)
Total other comprehensive income (loss), net, for the period	$1,359	$(16,368)

Total comprehensive income	$20,788	$18,618

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income for the period	$19,429	$34,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	47,143	39,089
Share-based compensation expense	3,102	4,844
Excess tax benefits on share-based compensation expense	(352)	(332)
Pension expense	242	137
Amortization of debt issuance costs	537	330
Amortization of deferred charges and credits	2,929	2,672
Loss on sale and write down of property and equipment	2	169
Deferred taxes	861	(14,849)
Impairment and other non cash charges	—	(1,355)
Changes in operating assets and liabilities:
Accounts receivable	19,442	21,654
Prepaid expenses and other current assets	3,024	5,842
Income taxes	4,373	15,024
Deferred charges and credits	(436)	(9,046)
Accounts payable and accrued liabilities	(20,255)	(21,407)
Deferred revenue	(18,070)	(32,998)
Other assets	(208)	588
Net cash provided by operating activities	61,763	45,348
Cash flows from investing activities:
Additions of property and equipment	(5,038)	(7,902)
Purchase of Operitel Corporation, net of cash acquired	—	(6,260)
Purchase of Global 360 Holding Corp., net of cash acquired	—	(247,711)
Purchase of EasyLink Services International Corporation, net of cash acquired	(315,331)	—
Purchase consideration for prior period acquisitions	(217)	(274)
Net cash used in investing activities	(320,586)	(262,147)
Cash flow from financing activities:
Excess tax benefits on share-based compensation expense	352	332
Proceeds from issuance of Common Shares	3,993	7,837
Purchase of Treasury Stock	—	—
Proceeds from long-term debt and revolver	—	48,500
Repayment of long-term debt and revolver	(7,667)	(916)
Net cash provided by (used in) financing activities	(3,322)	55,753
Foreign exchange gain (loss) on cash held in foreign currencies	4,633	(3,800)
Increase (decrease) in cash and cash equivalents during the period	(257,512)	(164,846)
Cash and cash equivalents at beginning of the period	559,747	284,140
Cash and cash equivalents at end of the period	$302,235	$119,294
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2012
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Open Text Corporation and our wholly-owned subsidiaries, collectively referred to as “OpenText” or the “Company”. All inter-company balances and transactions have been eliminated.
These condensed consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of EasyLink Services International Corporation (EasyLink), with effect from July 2, 2012 (see note 17).
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) the realization of investment tax credits, (xi) the valuation of stock options granted and liabilities related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.
Reclassifications

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
During the three months ended December 31, 2011, we elected to change this accounting policy to classify both interest and penalties relating to liabilities for income taxes to the "Provision for (recovery of) income taxes" line in our Consolidated Statements of Income.
The revised classification is more appropriate under the circumstances for the following reasons:

1.
During the three months ended December 31, 2011, we entered into a new credit agreement (see note 10) which effectively doubled our bank-related borrowings. In the context of this event, we believe it is preferable for the "Interest income (expense), net" line to be reflective of financial interest income and interest expense relating to borrowings.

2.	The revised policy is better aligned with the accounting policy followed by the Company’s publicly listed competitors and will lead to enhanced comparability with these companies.

3.
The internal reorganization of the Company’s international subsidiaries in the fiscal year ended June 30, 2010, to consolidate our international intellectual property in certain jurisdictions, and recent business acquisitions have increased the complexity of determining the Company’s liability for income taxes in multiple jurisdictions and it is preferable to record the related interest and penalties associated with the liability for income taxes as a component of the “Provision for (recovery of) income taxes” line within our Consolidated Statements of Income.

As a result of this accounting policy change, certain prior period comparative figures have been adjusted to conform to current period presentation. "Other expense, net" was decreased by approximately $38,000 for the three months ended September 30, 2011, from previously reported amounts. ‘Interest expense, net’ was decreased by approximately $1.6 million for the three months ended September 30, 2011 from previously reported amounts. The "Provision for income taxes" was increased by approximately $1.6 million for the three months ended September 30, 2011, from previously reported amounts.
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.
Cloud Services
Starting in the first quarter for the year ended June 30, 2013 (Fiscal 2013), in light of our acquisition of EasyLink on July 2, 2012, we adopted a policy to classify revenue and cost of revenues relating to "Cloud Services" as a separate line item within "Revenues" and "Cost of Revenues", respectively, on the Condensed Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts are not material. For a detailed explanation of  the products that make up our Cloud Services offerings please see our “Management Discussion and Analysis” included under Part I, Item 2 to this Quarterly Report on Form 10-Q.
Research and Development Tax Credits
Non-refundable research and development tax credits are now being reflected as a component of "Income tax" expense on the Condensed Consolidated Statements of Income. Certain prior period comparative figures have been adjusted on the Condensed Consolidated Balance Sheets to conform to current period presentation.  As of June 30, 2012, long-term “Deferred tax assets” have been increased from previously reported amounts by approximately $34.9 million, with a corresponding decrease to “Long-term income taxes recoverable”. There was no change to total assets, liabilities, or shareholders' equity as a result of this reclassification. The prior period comparative figures on the Condensed Consolidated Statements of Income have not been adjusted as the amounts are not material.
NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220)—Presentation of Comprehensive Income" (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of Shareholders' equity.
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
In the first quarter of Fiscal 2013, we adopted ASU 2011-05 and ASU 2011-12. Pursuant to the adoptions, we have presented a separate Condensed Consolidated Statement of Comprehensive Income. There were no other significant or material changes to our reporting as a result of these adoptions.

Recent Accounting Pronouncements
Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in Fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance of allowance for doubtful accounts as of June 30, 2012	5,655
Bad debt expense for the period	946
Write-off /adjustments	(550)
Balance of allowance for doubtful accounts as of September 30, 2012	$6,051

NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,071	$5,272	$5,799
Office equipment	1,071	665	406
Computer hardware	54,267	36,772	17,495
Computer software	15,409	8,219	7,190
Leasehold improvements	29,324	15,053	14,271
Buildings	44,007	3,836	40,171
	$155,149	$69,817	$85,332

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,828	$4,577	$6,251
Office equipment	975	596	379
Computer hardware	48,834	34,799	14,035
Computer software	13,558	7,404	6,154
Leasehold improvements	27,643	13,777	13,866
Buildings	44,034	3,562	40,472
	$145,872	$64,715	$81,157
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2012:

Balance, June 30, 2012	1,040,234
Acquisition of EasyLink (note 17)	171,019
Adjustments on account of foreign exchange	170
Balance, September 30, 2012	$1,211,423

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$543,508	$(333,299)	$210,209
Customer Assets	501,076	(242,586)	258,490
Total	$1,044,584	$(575,885)	$468,699

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$473,008	$(309,517)	$163,491
Customer Assets	374,396	(225,324)	149,072
Total	$847,404	$(534,841)	$312,563

The weighted average amortization period for acquired technology and customer intangible assets is approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2013 (nine months ended June 30)	$120,426
2014	102,881
2015	79,183
2016	54,233
2017 and beyond	111,976

Total	$468,699

NOTE 7—OTHER ASSETS

	As of September 30, 2012	As of June 30, 2012
Debt issuance costs	$7,926	$8,463
Deposits and restricted cash	8,665	7,515
Long-term prepaid expenses and other long-term assets	7,169	7,761
	$23,760	$23,739
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

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2012	As of June 30, 2012
Accounts payable—trade	$10,803	$7,574
Accrued salaries and commissions	41,119	50,821
Accrued liabilities*	114,943	64,830
Amounts payable in respect of restructuring and other Special charges (note 16)	10,215	7,068
Accruals relating to acquisitions	985	727
Asset retirement obligations	1,148	714
	$179,213	$131,734
Long-term accrued liabilities

	As of September 30, 2012	As of June 30, 2012
Amounts payable in respect of restructuring and other Special charges (note 16)	$3,134	$1,803
Accruals relating to acquisitions	1,285	1,141
Other accrued liabilities	9,767	7,678
Asset retirement obligations	4,203	3,625
	$18,389	$14,247
* The increase in accrued liabilities was primarily due to the acquisition of legacy EasyLink obligations.
Accruals relating to acquisitions
In relation to our acquisitions made before July 1, 2009, the date on which we adopted ASC Topic 805 "Business Combinations" (ASC Topic 805), we have accrued for costs relating to abandonment of excess legacy facilities. Such accruals were capitalized as part of the cost of the subject acquisition and have been recorded at present value less our best estimate for future sub-lease income and costs incurred to achieve sub-tenancy. The accrual for excess facilities will be discharged over the term of the respective leases. Any excess of the difference between the present value and actual cash paid for an abandoned facility will be charged to income and any deficits will be reversed to goodwill. The provisions for abandoned facilities are expected to be paid by February 2015. As of September 30, 2012, the remaining balance of our acquisition accruals is $2.3 million (June 30, 2012 - $1.9 million).
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of September 30, 2012, the present value of this obligation was $5.4 million (June 30, 2012—$4.3 million), with an undiscounted value of $5.9 million (June 30, 2012—$4.8 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2012	As of June 30, 2012
Long-term debt
Term Loan	$577,500	$585,000
Mortgage	11,682	11,374
	589,182	596,374
Less:
Current portion of long-term debt
Term Loan	30,000	30,000
Mortgage	11,682	11,374
	41,682	41,374
Non current portion of long-term debt	$547,500	$555,000
Term Loan and Revolver
Our term loan and revolver consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Currently our quarterly principal payment amounts to $7.5 million. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the three months ended September 30, 2012, we recorded interest expense of approximately $4.1 million relating to the Term Loan.
For the three months ended September 30, 2011, we recorded interest expense of $1.8 million relating to our previously outstanding term loan.
The Revolver has a 5 year term with no fixed repayment date prior to the end of the term. As of September 30, 2012, we have not drawn any amounts on the Revolver.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2013. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005.
As of September 30, 2012, the carrying value of the mortgage was $11.7 million (June 30, 2012—$11.4 million).
As of September 30, 2012, the carrying value of the Waterloo building that secures the mortgage was $16.3 million (June 30, 2012—$16.3 million).
For the three months ended September 30, 2012, we recorded interest expense of $0.1 million relating to the mortgage (three months ended September 30, 2011— $0.1 million).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of September 30, 2012 and June 30, 2012:

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$22,860	$508	$22,352
CDT Anniversary plan	475	88	387
CDT early retirement plan	43	43	—
IXOS defined benefit plan	719	—	719
Total as of September 30, 2012	$24,097	$639	$23,458

	Total benefit obligation	Current portion of benefit obligation*	Noncurrent portion of benefit obligation
CDT defined benefit plan	$21,461	$475	$20,986
CDT Anniversary plan	457	67	390
CDT early retirement plan	69	69	—
IXOS defined benefit plan	698	—	698
Total as of June 30, 2012	$22,685	$611	$22,074

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
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

The following are the components of net periodic benefit costs for the CDT pension plan and the details of the change in the benefit obligation for the periods indicated:

	As of September 30, 2012	As of June 30, 2012
Benefit obligation—beginning of period	$21,461	$18,231
Service cost	113	326
Interest cost	220	873
Benefits paid	(111)	(441)
Actuarial (gain) loss	181	5,179
Foreign exchange (gain) loss	996	(2,707)
Benefit obligation—end of period	22,860	21,461
Less: current portion	(508)	(475)
Noncurrent portion of benefit obligation	$22,352	$20,986

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Pension expense:
Service cost	$113	$85
Interest cost	220	227
Amortization of actuarial gains and losses	68	—
Net pension expense	$401	$312
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan obligations are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. Currently there is approximately $0.2 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remaining fiscal year.
In determining the fair value of the CDT pension plan benefit obligations as of September 30, 2012 and June 30, 2012, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2012	As of June 30, 2012
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.80%	4.00%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

2013 (nine months ended June 30)	$381
2014	551
2015	597
2016	668
2017	740
2018 to 2022	5,180
Total	$8,117
CDT Employee Benefit Obligations
CDT’s long-term employee benefit obligations arise under CDT’s “Anniversary plan” and an early retirement plan. The obligation is unfunded and carried at a fair value of $0.5 million for the Anniversary plan and approximately $43,000 for the early retirement plan as of September 30, 2012 ($0.5 million and $0.1 million, respectively, as of June 30, 2012).
IXOS Defined Benefit Plans
Included in our pension liability, as of September 30, 2012, is a net amount of $0.7 million (June 30, 2012—$0.7 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three months ended September 30, 2012 and 2011, we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise.

As of September 30, 2012, we have not reissued any Common Shares from treasury (June 30, 2012—nil).

Share-Based Payments
Total share-based compensation cost for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2012	2011
Stock options	$1,339	$798
Deferred stock units (Directors)	188	65
Restricted stock units	151	—
Restricted stock awards (legacy Vignette employees)	10	11
Performance stock units (Fiscal 2010, 2011 and 2012 LTIPs)	1,414	3,970
Total share-based compensation expense	$3,102	$4,844
Summary of Outstanding Stock Options
On September 27, 2012 at our Annual and Special Meeting of the Shareholders of Open Text Corporation, our shareholders approved a resolution reserving for issuance an additional 2,500,000 Common Shares under our 2004 Stock Option Plan. For more information regarding the amended 2004 Stock Option Plan, please see the Company's Form 8-K filed on October 2, 2012.
As of September 30, 2012, options to purchase an aggregate of 2,011,176 Common Shares were outstanding and 2,971,170 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options we grant is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2012	2,147,151	$40.07
Granted	65,000	54.52
Exercised	(102,600)	32.92
Forfeited or expired	(98,375)	43.95
Outstanding at September 30, 2012	2,011,176	$40.71	4.31	$31,242
Exercisable at September 30, 2012	932,551	$26.26	2.17	$26,951
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

For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three Months Ended September 30,
	2012	2011
Weighted–average fair value of options granted	$18.23	$17.66
Weighted-average assumptions used:
Expected volatility	40%	41%
Risk–free interest rate	0.62%	0.80%
Expected dividend yield	—%	—%
Expected life (in years)	4.35	4.34
Forfeiture rate (based on historical rates)	5%	5%
As of September 30, 2012, the total compensation cost related to the unvested stock awards not yet recognized was $16.3 million, which will be recognized over a weighted-average period of approximately three years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2012, cash in the amount of $3.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2012 from the exercise of options eligible for a tax deduction was $0.8 million.
For the three months ended September 30, 2011, cash in the amount of $7.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2011 from the exercise of options eligible for a tax deduction was $0.4 million.

Long-Term Incentive Plans
On September 10, 2007, our Board of Directors (the Board) approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers the respective performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria. One criterion we use to measure performance is, if over the three year period the relative cumulative total shareholder return (TSR) of our Company, compared to the cumulative TSR of companies comprising a peer index group, is higher than a pre-determined target percentile (that is set at the date of grant), then a payout will be made. Depending on whether this target is met or exceeded with respect to the stipulations of the individual LTIPs, the amount of payout would be determined. In calculating the TSR achievement we use the average closing price of our Common Stock, as it trades over the last 30 days ending September 15th (following the third year in the LTIPs rolling three year program).
Grants made in Fiscal 2010 under the LTIP (Fiscal 2010 LTIP) took effect in Fiscal 2010 starting on July 1, 2009. We achieved a payout of 150% of the EPS target. We did not achieve our TSR target. Awards under the Fiscal 2010 LTIP will be issued in the second quarter of Fiscal 2013 in accordance with our insider trading policy, which states, in part, that stock awards may not be issued while a "trading window" is closed.
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
Performance Share Units (PSUs) granted under the LTIP equity plans (Fiscal 2010, 2011 and 2012 LTIP) have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. During the three months ended September 30, 2012, $1.4 million has been charged to share-based compensation expense on account of the LTIP equity plans (three months ended September 30, 2011— $4.0 million).

Deferred Stock Units (DSUs), Performance Stock Units (PSUs) and Restricted Stock Units (RSUs)
During the three months ended September 30, 2012, we granted 299 deferred stock units (DSUs) to certain non-employee directors (three months ended September 30, 2011—263). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.
During the three months ended September 30, 2012 and 2011, we did not grant any PSUs under LTIP equity plans, respectively.
During the three months ended September 30, 2012 and 2011, we did not grant any Restricted Stock Units (RSUs), respectively.
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
Employee Share Purchase Plan (ESPP)
During the three months ended September 30, 2012, cash in the amount of approximately $0.6 million, was received from employees that will be used to purchase Common Shares in future periods (three months ended September 30, 2011— $0.6 million).
NOTE 13—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three months ended September 30, 2012 and 2011, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2012	2011
Interest expense	1,854	1,562
Penalties	39	38
Total	1,893	1,600
As of September 30, 2012 and June 30, 2012, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2012	As of June 30, 2012
Interest expense accrued *	$22,056	$19,316
Penalties accrued *	$5,818	$4,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
Included in the accrual balances as of September 30, 2012 are accrued interest expense and penalties of $0.4 million and $1.6 million, respectively, relating to the acquisition of EasyLink.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2012, could decrease tax expense in the next 12 months by $17.7 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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

As at September 30, 2012, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than the United States, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from our United States subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $0.2 million.

The effective tax rate has increased and is 45.5% for the three months ended September 30, 2012 compared to a recovery of 3.9% for the three months ended September 30, 2011. The tax recovery in Fiscal 2012 was primarily due to tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc., in the amount of $4.1 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. Correspondingly, the Fiscal 2013 effective tax rate increased primarily due to an increase of $4.3 million related to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2012 and June 30, 2012:

	September 30, 2012				June 30, 2012
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (note 15)	$2,925	n/a	$2,925	n/a	$283	n/a	$283	n/a
	$2,925	n/a	$2,925	n/a	$283	n/a	$283	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2012 and 2011, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2012 and 2011, we did not have any significant transfers in or out of Level 2 or Level 3.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2012, is recorded within “Prepaid expenses and other current assets”.
As of September 30, 2012, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $74.7 million (June 30, 2012—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 14)

		As of September 30, 2012	As of June 30, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$2,925	$283

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Three Months Ended September 30, 2012
Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$3,398	Operating expenses	$756	N/A	$—

	Three Months Ended September 30, 2011
Derivative in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(5,655)	Operating expenses	$1,545	N/A	N/A

NOTE 16—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended September 30, 2012
	2012	2011
Fiscal 2013 Restructuring Plan	$7,578	$—
Fiscal 2012 Restructuring Plan	584	6,684
Fiscal 2011 Restructuring Plan	(15)	979
Fiscal 2010 Restructuring Plan	(2)	(18)
Acquisition-related costs	804	815
Other charges	605	(1,355)
Total	$9,554	$7,105

Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2013 restructuring plan, as we execute the remaining restructuring actions. As of September 30, 2012, we expect total costs to be incurred in conjunction with the Fiscal 2013 restructuring plan to be approximately $15 million, of which $7.6 million has already been recorded within Special charges to date.
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

A reconciliation of the beginning and ending liability for the three months ended September 30, 2012 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$—	$—	$—
Accruals and adjustments	4,872	2,706	7,578
Cash payments	(1,020)	(184)	(1,204)
Foreign exchange	48	19	67
Balance as of September 30, 2012	$3,900	$2,541	$6,441
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
Since the inception of the Fiscal 2012 restructuring plan, $17.5 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2012 restructuring plan.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2012 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Accruals and adjustments	932	(348)	584
Cash payments	(1,982)	(380)	(2,362)
Foreign exchange	3	34	37
Balance as of September 30, 2012	$3,375	$2,661	$6,036

Acquisition-related costs
Included within Special charges for the three months ended September 30, 2012 are costs incurred directly in relation to acquisitions in the amount of $0.7 million. Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization, in the amount of $0.1 million.
Included within Special charges for the three months ended September 30, 2011 are costs incurred directly in relation to acquisitions in the amount of $0.8 million.
Other charges
Included within Special charges for the three months ended September 30, 2012 is a charge of approximately $0.6 million relating to revised sublease assumptions on a restructured facility acquired in a prior period.
Included within Special charges for the three months ended September 30, 2011 is (i) a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, and (ii) a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period.
NOTE 17—ACQUISITIONS
Fiscal 2013
EasyLink Services International Corporation
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a public company and global provider of cloud-based electronic messaging and business integration services, based in Atlanta, Georgia. The acquisition will extend our product offerings as we continue to evolve in the Enterprise Information Management market category. Total consideration for EasyLink was $342.3 million, paid in cash. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
The results of operations of EasyLink have been consolidated with those of OpenText beginning July 2, 2012.
The following tables summarize the consideration paid for EasyLink and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$342,272

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the three month ended September 30, 2012	$749

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 2, 2012, are set forth below:

Current assets (inclusive of cash acquired of $26,941)	$64,395
Non-current assets	37,626
Intangible customer assets	126,600
Intangible technology assets	70,500
Total liabilities assumed	(127,868)
Total identifiable net assets	171,253
Goodwill	171,019
$342,272

The finalization of the above purchase price allocation is pending the determination of certain potential unrecorded liabilities relating to legacy EasyLink litigation, onerous contracts, and sales tax-related matters. We expect to finalize this determination on or before June 30, 2013.

No portion of the goodwill recorded upon the acquisition of EasyLink is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $26.6 million. The gross amount receivable was $27.9 million of which $1.3 million of this receivable was expected to be uncollectible.
The amount of EasyLink’s revenues and net income included in our Condensed Consolidated Statements of Income for the three months ended September 30, 2012, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2011, are set forth below:

	Revenues	Net Income
Actual from July 2, 2012 to September 30, 2012	$43,459	$593

Three Months Ended September 30,
2011
Supplemental Unaudited Pro forma Information
Total revenues	$334,526
Net income*	$48,628

*Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets. In addition, for the three months ended September 30, 2011, pro forma net income includes a $13.2 million tax recovery relating to certain one-time tax benefits, recognized during the period.

The results of operations of EasyLink were combined with OpenText as of July 2, 2012 and hence there is no "reportable" proforma impact on revenues and net income for the three months ended September 30, 2012.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
NOTE 18—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2012— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$650,854	$47,011	$117,800	$486,043	$—
Operating lease obligations*	147,672	24,679	52,464	32,993	37,536
Purchase obligations	6,743	4,257	2,387	99	—
	$805,269	$75,947	$172,651	$519,135	$37,536

*Net of $3.1 million of sublease income to be received from properties which we have subleased to third parties.

Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our condensed consolidated financial statements.
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
j2 Global, Inc. (j2) and its wholly-owned subsidiary Advanced Messaging Technologies, Inc. (AMT) have filed several patent infringement lawsuits alleging that OpenText and its subsidiaries and predecessors-in-interest, Captaris, Inc. and EasyLink, are infringing U.S. Patent Nos. 6,208,638, 6,597,688, 7,020,132, 6,350,066, and 6,020,980 by offering fax-related products.  j2 and AMT are seeking injunctions, royalties and damages. Through the recent acquisition of EasyLink, the Company now has complete carriage of the defense of these cases, which are pending in the United States District Court for the Central District of California.  In each of the cases, OpenText and its subsidiaries or predecessors-in-interest have asserted, or will assert, defenses and counterclaims contending that the patents are invalid and not infringed.  In addition, OpenText and its subsidiaries or predecessors-in-interest have asserted that U.S. Patent Nos. 6,208,638, 6,497,688, and 7,020,132 are unenforceable due to j2's inequitable conduct before the United States Patent and Trademark Office (USPTO), and are seeking to add counterclaims against j2 for tortious interference with prospective business advantage and unfair competition.  Each of the cases is in the discovery, or an earlier, phase.  In addition, j2 has requested that the USPTO open reexamination proceedings regarding U.S. Patent No. 6,020,980. The Company believes j2's patent infringement allegations are without merit and will continue to vigorously defend them.
In addition, one of OpenText's subsidiaries, Xpedite Systems, LLC (Xpedite), has sued j2 for patent infringement, alleging j2 is infringing U.S. Patent Nos. 5,872,640 and 7,804,823 through j2's offering of fax-related products. Xpedite is seeking an injunction, royalties and damages.  j2 has asserted defenses and counterclaims asserting that the patents are invalid and not infringed, and j2 has requested that the USPTO undertake reexamination proceedings related to the patents, and the USPTO has agreed to do so.  The litigation is stayed until the conclusion of the USPTO's reexamination proceedings.
Based on our assessment of ASC Topic 450, “Contingencies” (ASC Topic 450) no amount has been accrued in connection to these cases referred to above.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450. As of the date of this filing on Form 10-Q for the quarter ended September 30, 2012, any such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink is currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for the calendar year ended December 31, 2000 through to calendar year ended December 31, 2009. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million.
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink is pursuing a judicial appeal of the July 2009 decision with New York State's Appellate Division. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, are in significant part contingent upon the outcome of the above referenced sales tax appeal.
OpenText intends to vigorously defend against these claims.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,240	$2,582
Cash received during the period for interest	$409	$152
Cash paid during the period for income taxes	$16,281	$766

Cash paid for interest during the first quarter of Fiscal 2013 includes interest payments made on our Term Loan entered into on November 9, 2011 (see note 10 for more details).

Cash paid for taxes during the first quarter of Fiscal 2013 include payments of $6.1 million in the United States, $8.1 million in Germany and $1.2 million in the United Kingdom relating  primarily to taxes exigible on certain internal reorganizations of our international subsidiaries.

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

	Three Months Ended September 30,
	2012	2011
Basic earnings per share
Net income	$19,429	$34,986
Basic earnings per share	$0.33	$0.61
Diluted earnings per share
Net income	$19,429	$34,986
Diluted earnings per share	$0.33	$0.60
Weighted-average number of shares outstanding
Basic	58,424	57,412
Effect of dilutive securities	495	1,187
Diluted	58,919	58,599
Excluded as anti-dilutive*	1,024	—

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
During the three months ended September 30, 2012, Mr. Stephen Sadler, a director, earned approximately $0.5 million (three months ended September 30, 2011—$0.4 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

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
You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q because these forward-looking statements are relevant only as of the date they were made. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other documents we file from time to time with the

Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to our Condensed Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Form 10-Q.
All comparisons made herein generally refer to the three months ended September 30, 2012 compared with the three months ended September 30, 2011, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 5,000 people worldwide.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $326.2 million, up 13.3% over the same period in the prior fiscal year.

•	License revenue was $55.7 million, down 14.3% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.33 compared to $0.60 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.31 compared to $1.03 in the same period of the prior fiscal year.

•	GAAP-based operating income margin was 12.3% compared to 9.4% in the same period of the prior fiscal year.

•	Non-GAAP-based operating income margin was 28.7% compared to 25.3% in the same period of the prior fiscal year.

•	Operating cash flow was $61.8 million, up 36.2% over the same period in the prior fiscal year.

•	Cash and cash equivalents was $302.2 million as of September 30, 2012, compared to $559.7 million as of June 30, 2012.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within our traditional Enterprise Content Management (ECM) market and also in the broader Enterprise Information Management (EIM) marketplace. We made one acquisition during the first quarter of the fiscal year ending June 30, 2013 (Fiscal 2013).

•
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a company based in Georgia, USA and a global provider of cloud-based electronic messaging and business integration services for approximately $315 million, inclusive of debt and net of cash acquired. See note 17 “Acquisitions” to our consolidated financial statements for more details.

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Outlook for the Remainder of Fiscal 2013
We believe we have a strong position in the EIM market. We continue to have approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce our impact from a “downturn” in the economy that may occur in any one specific region. Our goal is to build on our leadership in ECM, Business Process Management (BPM) and Customer Experience Management (CEM) and to expand our position in Information Exchange (iX) and Discovery, to emerge as the leading vendor in EIM.
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

Summary of Results of Operations

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Total Revenues by Product Type:
License	$55,656	$(9,372)	$65,028
Cloud services	44,884	44,884	—
Customer support	162,096	99	161,997
Professional services and other	63,558	2,537	61,021
Total revenues	326,194	38,148	288,046
Total Cost of Revenues	120,638	19,230	101,408
Total GAAP-based Gross Margin	205,556	18,918	186,638
Total GAAP-based Gross Margin %	63.0%		64.8%
Total GAAP-based Operating Expenses	165,469	5,966	159,503
Total GAAP-based Income from Operations	$40,087	$12,952	$27,135

% Revenues by Product Type:
License	17.1%		22.6%
Cloud services	13.8%		—%
Customer support	49.7%		56.2%
Professional services and other	19.4%		21.2%

Total Cost of Revenues by Product Type:
License	$4,168	$170	$3,998
Cloud services	18,283	18,283	—
Customer support	25,823	(446)	26,269
Professional services and other	48,582	(1,769)	50,351
Amortization of acquired technology-based intangible assets	23,782	2,992	20,790
Total cost of revenues	$120,638	$19,230	$101,408

% GAAP-based Gross Margin by Product Type:
License	92.5%		93.9%
Cloud services	59.3%		N/A
Customer support	84.1%		83.8%
Professional services and other	23.6%		17.5%

Total Revenues by Geography:
Americas*	$178,927	$29,751	$149,176
EMEA**	114,472	(2,981)	117,453
Asia Pacific	32,795	11,378	21,417
Total revenues	$326,194	$38,148	$288,046

% Revenues by Geography:
Americas*	54.9%		51.8%
EMEA**	35.1%		40.8%
Asia Pacific	10.0%		7.4%

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
GAAP-based gross margin	63.0%		64.8%
GAAP-based operating margin	12.3%		9.4%
GAAP-based EPS, diluted	$0.33		$0.60
Non-GAAP-based gross margin	70.4%		72.1%
Non-GAAP-based operating margin	28.7%		25.3%
Non-GAAP-based EPS, diluted	$1.31		$1.03

*	Americas primarily consists of countries in North America and Latin America.
**	EMEA primarily consists of countries in Europe and the United Arab Emirates.
***	See "Use of Non-GAAP Financial Measures" below for a reconciliation of Non-GAAP based measures to GAAP based measures

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

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
License Revenues :
Americas	$28,227	(4,943)	$33,170
EMEA	22,611	(4,391)	27,002
Asia Pacific	4,818	(38)	4,856
Total license revenues	55,656	(9,372)	65,028
Cost of License Revenues	4,168	170	3,998
GAAP-based License Margin	$51,488	(9,542)	$61,030
GAAP-based License Margin %	92.5%		93.9%

% License Revenues by Geography:
Americas	50.7%		51.0%
EMEA	40.6%		41.5%
Asia Pacific	8.7%		7.5%
License revenues decreased by $9.4 million, which is geographically attributable to a decrease primarily in Americas of $4.9 million, and a decrease in EMEA of $4.4 million. Overall the decrease in license revenues were attributable to a lower number of deals greater than $0.5 million that closed in the first quarter of Fiscal 2013 as compared to the same period in the prior fiscal year (11 deals compared to 22), and also in part due to the weakening of the Euro, which negatively impacted results when compared to the same period in the prior fiscal year.
Cost of license revenues and margins remained relatively flat.

2) Cloud Services:
Cloud services revenues consist of “managed hosting” services arrangements (through dedicated servers) primarily acquired through EasyLink. These arrangements allow our customers to make use of legacy EasyLink and OpenText software, services and content over Internet enabled networks supported by OpenText data centers.  The hosted web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in such related hardware infrastructure.  Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period.  Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided. Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware center, technical support personnel-related costs and some third party royalty costs.

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Cloud Services:
Americas	$28,724	28,724	N/A
EMEA	6,743	6,743	N/A
Asia Pacific	9,417	9,417	N/A
Total Cloud Services Revenues	44,884	44,884	—
Cost of Cloud Services Revenues	18,283	18,283	—
GAAP-based Cloud Services Revenues Margin	$26,601	26,601	$—
GAAP-based Cloud Services Revenues Margin %	59.3%		N/A

% Cloud Services Revenues by Geography
Americas	64.0%		N/A
EMEA	15.0%		N/A
Asia Pacific	21.0%		N/A
As a result of our EasyLink acquisition on July 2, 2012 during the first quarter of Fiscal 2013 we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as a separate line item within "Revenues" and "Cost of Revenues", respectively, in our Condensed Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts were not material.

3) Customer Support Revenues:
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

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Customer Support Revenues :
Americas	$87,990	3,771	$84,219
EMEA	61,434	(4,549)	65,983
Asia Pacific	12,672	877	11,795
Total customer support revenues	162,096	99	161,997
Cost of Customer Support Revenues	25,823	(446)	26,269
GAAP-based Customer Support Margin	$136,273	545	$135,728
GAAP-based Customer Support Margin %	84.1%		83.8%

% Customer Support Revenues by Geography
Americas	54.3%		52.0%
EMEA	37.9%		40.7%
Asia Pacific	7.8%		7.3%

Customer support revenues increased by $0.1 million which was geographically attributable to an increase in Americas of $3.8 million, a decrease in EMEA of $4.5 million and an increase in Asia Pacific of $0.9 million. Overall we saw that recent acquisitions have contributed to revenue growth in all regions, however the weakening of the Euro negatively impacted results in EMEA when compared to the same period in the prior fiscal year.
Cost of customer support revenues was relatively stable, with margins remaining at approximately 84%.

4) Professional Service and Other Revenues:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional Services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Professional Service and Other” category because they are relatively immaterial to our service revenues. Professional Services, if purchased, are typically performed after the purchase of new software licenses. Cost of professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Professional Service and Other Revenues :
Americas	$33,986	2,199	$31,787
EMEA	23,684	(785)	24,469
Asia Pacific	5,888	1,123	4,765
Total Professional Service and Other Revenues	63,558	2,537	61,021
Cost of Professional Service and Other Revenues	48,582	(1,769)	50,351
GAAP-based Professional service and other Revenues Margin	$14,976	4,306	$10,670
GAAP-based Professional service and other Revenues Margin %	23.6%		17.5%

% Professional Service and Other Revenues by Geography
Americas	53.5%		52.1%
EMEA	37.3%		40.1%
Asia Pacific	9.2%		7.8%

Professional service and other revenues increased by $2.5 million which was geographically attributable to an increase in Americas of $2.2 million, a decrease in EMEA of $0.8 million and the remaining increase in Asia Pacific of $1.1 million. Overall we saw that recent acquisitions have contributed to revenue growth in all regions, however the weakening of the Euro negatively impacted results in EMEA when compared to the same period in the prior fiscal year.
Cost of professional service and other revenues decreased by $1.8 million, primarily as a result of a reduction in the use of subcontractors. As a result of efficiencies achieved and improved utilization, we are seeing stronger margins in professional services.
Amortization of acquired technology-based intangible assets

Amortization of acquired technology-based intangible assets increased by approximately $3.0 million due to acquisitions made during Fiscal 2013.
Operating Expenses

	Three Months ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Research and development	$39,906	(3,552)	$43,458
Sales and marketing	64,515	(365)	64,880
General and administrative	28,133	2,372	25,761
Depreciation	6,109	851	5,258
Amortization of acquired customer-based intangible assets	17,252	4,211	13,041
Special charges	9,554	2,449	7,105
Total operating expenses	$165,469	5,966	$159,503

In % of Total Revenues:
Research and development	12.2%		15.1%
Sales and marketing	19.8%		22.5%
General and administrative	8.6%		8.9%
Depreciation	1.9%		1.8%
Amortization of acquired customer-based intangible assets	5.3%		4.5%
Special charges	2.9%		2.5%

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

Quarter-over-quarter Change between Fiscal
(In thousands)	2013 and 2012
Payroll and payroll-related benefits	$(2,010)
Contract labour and consulting	(906)
Share based compensation	(578)
Travel and communication	(707)
Facilities	(696)
Other miscellaneous	1,345
Total year-over-year change in research and development expenses	$(3,552)
Research and development expenses decreased by $3.6 million primarily due to a decrease in payroll and payroll-related benefits of $2.0 million. The decrease in these benefits was partially due to a redeployment of development resources as we continue to expand and evolve in the EIM market. Correspondingly, the change in labour resources resulted in a decrease in labour driven benefits, such as travel, consulting and facilities.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising and trade shows.

Quarter-over-quarter Change between Fiscal
(In thousands)	2013 and 2012
Payroll and payroll-related benefits	$1,765
Commissions	(4,684)
Contract labour and consulting	(309)
Share based compensation	(104)
Travel and communication	(898)
Marketing expenses	2,470
Facilities	229
Other miscellaneous	1,166
Total year-over-year change in sales and marketing expenses	$(365)
Sales and marketing expenses decreased by $0.4 million, primarily due to a decrease in commission benefits of $4.7 million, which was largely the result of lower commission accruals recorded in the current quarter due to lower license revenues. This decrease was offset by an increase in marketing expenses of $2.5 million primarily as the result of a global "sales kick off" event held earlier this quarter, and an increase in payroll and payroll related benefits of $1.8 million on account of an increase in headcount, in part from the redeployment of development resources and from new acquisitions.

General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-quarter Change between Fiscal
(In thousands)	2013 and 2012
Payroll and payroll-related benefits	$1,416
Contract labour and consulting	30
Share based compensation	(1,304)
Travel and communication	240
Facilities and Information Technology (IT) costs	(345)
Other miscellaneous	2,335
Total year-over-year change in general and administrative expenses	$2,372

General and administrative expenses increased by $2.4 million primarily due to other miscellaneous expenses, such as an increase in legal fees and other items. Payroll and payroll-related benefits were also higher in the first quarter of Fiscal 2013, as compared to the same period in the prior fiscal year, primarily due to an increase in headcount resulting from acquisitions.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Depreciation	$6,109	$851	$5,258

Depreciation expenses increased by $0.9 million primarily due to acquisitions made during Fiscal 2013.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Amortization of acquired customer-based intangible assets	$17,252	$4,211	$13,041
Amortization expenses of acquired customer-based intangible assets increased by $4.2 million due to acquisitions made during Fiscal 2013.
Special charges:
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, impairment of long-lived assets, acquisition related costs and other similar charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Three Months Ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Special charges	$9,554	$2,449	$7,105
Special charges increased by $2.4 million primarily due to new restructuring activities implemented during the first quarter of Fiscal 2013 and on account of additional acquisition-related costs. For more details on Special charges, see note 16 "Special Charges" to our consolidated financial statements.
Net other income (expenses):
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). These income (expenses) are dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity and we are unable to predict the impact of these income (expenses) on our net income.

	Three Months Ended September 30,
(In thousands)	2012	Change	2011
Other income (expense), net	$(71)	$(9,383)	$9,312

Net interest expense:
Net interest expense is primarily comprised cash interest paid and accrued on our debt facilities offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2012	Change	2011
Interest income (expense), net	$(4,368)	(1,582)	$(2,786)
Net interest expense increased by $1.6 million, primarily due to interest incurred on a new financing agreement we entered into on November 9, 2011, as compared to our outstanding debt during the first quarter of Fiscal 2012. For more details see note 10 "Long-Term Debt" to our consolidated financial statements.

Provision for (recovery of) income taxes:

We initiated an internal reorganization of our international subsidiaries in Fiscal 2010 and we continue to integrate acquisitions into this new organizational structure for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.

We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to the United States, Luxembourg and Germany.

	Three Months Ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Provision for (recovery of) income taxes	$16,219	$17,544	$(1,325)

The effective tax rate has increased and is 45.5% for the three months ended September 30, 2012 compared to a recovery of 3.9% for the three months ended September 30, 2011. The tax recovery in Fiscal 2012 was primarily due to tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc., in the amount of $4.1 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. Correspondingly, the Fiscal 2013 effective tax rate increased primarily due to an increase of $4.3 million related to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non material items.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP. These non-U.S. GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar non-U.S. GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these non-U.S. GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its consolidated financial statements, all of which should be considered when evaluating the Company's results. The Company uses these non-U.S. GAAP financial measures to supplement the information provided in its consolidated financial statements, which are presented in accordance with U.S. GAAP. The presentation of non-U.S. GAAP financial measures are not meant to be a substitute for financial measures presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. OpenText strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure. The Company therefore believes that despite these limitations, it is appropriate to supplement the disclosure of the U.S. GAAP measures with certain non-U.S. GAAP measures. Non-U.S. GAAP net income and non-U.S. GAAP EPS are calculated as net income or net income per share on a diluted basis, excluding, where applicable, the amortization of acquired intangible assets, other income (expense), share-based compensation, and restructuring, all net of tax. The Company's management believes that the presentation of non-U.S. GAAP net income and non-U.S. GAAP EPS provides useful information to investors because it excludes non-operational charges. The use of the term “non-operational charge” is defined by the Company as those that do not impact operating decisions taken by the Company's management and is based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports. In the course of such evaluation and for the purpose of making operating decisions, the Company's management excludes certain items from its analysis, such as amortization of acquired intangible assets, restructuring costs, share-based compensation, other income (expense) and the taxation impact of these items. These items are excluded based upon the manner in which management evaluates the business of the Company and are not excluded in the sense that they may be used under U.S. GAAP. The Company believes the provision of supplemental non-U.S. GAAP measures allows investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText's performance or expected performance of future operations and facilitates period-to-period comparison of operating performance. As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary non-U.S. GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP based financial measures to non-U.S. GAAP based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the three months ended September 30, 2012, and 2011 respectively.
(in thousands except for per share data)

	Three Months Ended September 30,
	2012				2011
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Customer Support	25,823	(38)	(1)	25,785	26,269	(24)	(1)	26,245
Professional Service and Other	48,582	(177)	(1)	48,405	50,351	(99)	(1)	50,252
Amortization of acquired technology-based intangible assets	23,782	(23,782)	(2)	—	20,790	(20,790)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	205,556	23,997		229,553	186,638	20,913		207,551
Operating Expenses
Research and development	39,906	(338)	(1)	39,568	43,458	(1,076)	(1)	42,382
Sales and marketing	64,515	(1,666)	(1)	62,849	64,880	(1,770)	(1)	63,110
General and administrative	28,133	(883)	(1)	27,250	25,761	(1,874)	(1)	23,887
Amortization of acquired customer-based intangible assets	17,252	(17,252)	(2)	—	13,041	(13,041)	(2)	—
Special charges	9,554	(9,554)	(3)	—	7,105	(7,105)	(3)	—
GAAP-based income from operations/ Non-GAAP-based operating income	40,087	53,690		93,777	27,135	45,779		72,914
Other income (expense), net	(71)	71	(4)	—	9,312	(9,312)	(4)	—
Provision for (recovery of) income taxes	16,219	(3,702)	(5)	12,517	(1,325)	11,143	(5)	9,818
GAAP-based net income for the period/ Non-GAAP-based net income	19,429	57,463	(6)	76,892	34,986	25,324	(6)	60,310
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$0.33	$0.98	(6)	$1.31	$0.60	$0.43	(6)	$1.03

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(4)
Adjustment relates to the exclusion of Other income (expense) from our non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(5)
Adjustment relates to differences between the GAAP-based tax provision (recovery) and a non-GAAP-based tax rate; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income.

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30,
	2012		2011
		Per share		Per share
Non-GAAP-based net income	$76,892	$1.31	$60,310	$1.03
Less:
Amortization	41,034	0.70	33,831	0.58
Share-based compensation	3,102	0.05	4,843	0.08
Special charges	9,554	0.16	7,105	0.12
Other (income) expense	71	—	(9,312)	(0.16)
GAAP-based provision for (recovery of) income tax	16,219	0.28	(1,325)	(0.02)
Tax on non-GAAP-based provision	(12,517)	(0.21)	(9,818)	(0.17)
GAAP-based net income	$19,429	$0.33	$34,986	$0.60

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2012	Change increase (decrease)	2011
Cash and cash equivalents	$302,235	$182,941	$119,294

Cash provided by operating activities	$61,763	$16,415	$45,348
Cash used in investing activities	$(320,586)	$(58,439)	$(262,147)
Cash provided by (used in) financing activities	$(3,322)	$(59,075)	$55,753
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
Cash flows provided by operating activities
Cash flows from operating activities increased by $16.4 million primarily due to an increase in net income before the impact of non cash items of $8.2 million and increased working capital changes of $8.2 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities increased by $58.4 million. This was primarily due to the higher purchase consideration for EasyLink over our acquisition of Global 360 Holding Corp, purchased in the first quarter of Fiscal 2012.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.
Cash flows provided by financing activities decreased by $59.1 million. In the first quarter of Fiscal 2012 we borrowed $48.5 million under our credit facilities, which was not repeated in the first quarter of Fiscal 2013. In addition, we had higher cash outflows resulting from a larger loan repayment of $6.8 million and less cash collected from the issuance of Common Shares by $3.8 million.
Long-term Debt and Credit Facilities
Term loan and Revolver
Our term loan and revolver consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Currently our quarterly principal payment amounts to $7.5 million. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%.
The Revolver has a 5 year term with no fixed repayment date prior to the end of the term. As of September 30, 2012, we have not drawn any amounts on the Revolver.
The material financial covenants under the credit facility are that:

•
We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, all defined as “EBITDA” as per the credit agreement; and

•
We must maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our consolidated EBITDA over our consolidated interest expense, as defined in the credit agreement.

As of September 30, 2012, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, please see note 10 "Long-Term Debt" to our consolidated financial statements.

Mortgage
We currently have an "open" mortgage with the bank where we can pay all or a portion of the mortgage on or before August 1, 2013. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of September 30, 2012, the carrying value of the mortgage was $11.7 million.

Pensions
As of September 30, 2012, our total unfunded pension plan obligation was $24.1 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course. For a detailed discussion see note 11 "Pension Plans and Other Post Retirement Benefits" to our consolidated financial statements.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2012— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$650,854	$47,011	$117,800	$486,043	$—
Operating lease obligations*	147,672	24,679	52,464	32,993	37,536
Purchase obligations	6,743	4,257	2,387	99	—
	$805,269	$75,947	$172,651	$519,135	$37,536

*Net of $3.1 million of sublease income to be received from properties which we have subleased to third parties.

The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our consolidated financial statements.
Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our condensed consolidated financial statements.

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
j2 Global, Inc. (j2) and its wholly-owned subsidiary Advanced Messaging Technologies, Inc. (AMT) have filed several patent infringement lawsuits alleging that OpenText and its subsidiaries and predecessors-in-interest, Captaris, Inc. and EasyLink, are infringing U.S. Patent Nos. 6,208,638, 6,597,688, 7,020,132, 6,350,066, and 6,020,980 by offering fax-related products.  j2 and AMT are seeking injunctions, royalties and damages. Through the recent acquisition of EasyLink, the Company now has complete carriage of the defense of these cases, which are pending in the United States District Court for the Central District of California.  In each of the cases, OpenText and its subsidiaries or predecessors-in-interest have asserted, or will assert, defenses and counterclaims contending that the patents are invalid and not infringed.  In addition, OpenText and its subsidiaries or predecessors-in-interest have asserted that U.S. Patent Nos. 6,208,638, 6,497,688, and 7,020,132 are unenforceable due to j2's inequitable conduct before the United States Patent and Trademark Office (USPTO), and are seeking to add counterclaims against j2 for tortious interference with prospective business advantage and unfair competition.  Each of the cases is in the discovery, or an earlier, phase.  In addition, j2 has requested that the USPTO open reexamination proceedings regarding U.S. Patent No. 6,020,980. The Company believes j2's patent infringement allegations are without merit and will continue to vigorously defend them.
In addition, one of OpenText's subsidiaries, Xpedite Systems, LLC (Xpedite), has sued j2 for patent infringement, alleging j2 is infringing U.S. Patent Nos. 5,872,640 and 7,804,823 through j2's offering of fax-related products. Xpedite is seeking an injunction, royalties and damages.  j2 has asserted defenses and counterclaims asserting that the patents are invalid and not infringed, and j2 has requested that the USPTO undertake reexamination proceedings related to the patents, and the USPTO has agreed to do so.  The litigation is stayed until the conclusion of the USPTO's reexamination proceedings.
Based on our assessment of ASC Topic 450, “Contingencies” (ASC Topic 450) no amount has been accrued in connection to these cases referred to above.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450. As of the date of this filing on Form 10-Q for the quarter ended September 30, 2012, any such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink is currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for the calendar year ended December 31, 2000 through to calendar year ended December 31, 2009. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million.
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink is pursuing a judicial appeal of the July 2009 decision with New York State's Appellate Division. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, are in significant part contingent upon the outcome of the above referenced sales tax appeal.
OpenText intends to vigorously defend against these claims.
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

Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of September 30, 2012, we had an outstanding balance of $577.5 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of September 30, 2012, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.8 million, assuming that the loan balance as of September 30, 2012 is outstanding for the entire period.
Foreign currency risk
Our reporting currency is the U.S. dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of September 30, 2012, this balance represented approximately 54% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at September 30, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.7 million in the mark to market on our existing foreign exchange forward contracts.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors
Risk Factors
In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

We may have exposure to greater than anticipated state tax liabilities in the United States, as a result of our acquisition of EasyLink
Certain EasyLink cloud service offerings may be subject to telecommunications excise, franchise and sales taxes in states where EasyLink may not have collected and remitted such taxes from customers. We believe that the delivery of such cloud services are not “telecommunication services”, and therefore, we believe that such cloud service offerings are not subject to various telecommunication taxes, including telecommunications excise, franchise and sales tax. However, certain state taxing authorities may disagree with this position and may continue to audit our cloud service offerings and may subject us to payments (including interest and penalties) on account of such taxes. In the event that actual results differ from our reserves set up in this regard, we may need to record additional expense that could have a material impact on our financial condition and results of operations.

Item 5. Other Information

Revised Employment and Restricted Share Unit Agreements
On October 30, 2012 the Company entered into a revised employment agreement with Mr. Mark Barrenechea, the Company's President and Chief Executive Officer.  A copy of the employment agreement between Mr. Barrenechea and the Company is attached as an exhibit to this Quarterly Report on Form 10-Q.
Also on October 30, 2012 the Company entered into an amending agreement (Amended RSU Grant Agreement) with Mr. Barrenechea relating to the  Restricted Share Unit Grant Agreement dated February 3, 2012 whereby 33,333 restricted share units were granted to Mr. Barrenechea.  The purpose of the Amended RSU Grant Agreement is to make the terms and conditions of Mr. Barrenechea's restricted share unit grant consistent with the terms and conditions of his revised employment agreement discussed above.  There were no changes to the number of restricted share units granted to Mr. Barrenechea. A copy of the Amended RSU Grant Agreement between Mr. Barrenechea and the Company is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1	2004 Stock Option Plan, as amended September 27, 2012 (1)
10.2*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012
10.3*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company
10.4*	Amending Agreement to the Restricted Share Unit Grant Agreement, between Mark Barrenechea and the Company
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

*    Indicates management contract relating to compensatory plans or arrangements

(1)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on October 2, 2012 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: November 1, 2012

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)