Form 10-K/A
period 2012-06-30
OPEN TEXT CORP
filed 2013-01-25
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Original Form 10-K”) filed with the Securities and Exchange Commission ("SEC") on August 10, 2012, in response to communications received from the SEC.
The amendments in this Form 10-K/A are solely for the purpose of making the following corrections in the exhibits to the Original Form 10-K: (a) referencing the correct periodic report in Exhibits 31.1, 31.2, 32.1 and 32.2 and (b) including Exhibit 23.1 which was inadvertently omitted from our Original Form 10-K but previously included with our Form 8-K filed on September 5, 2012. No other changes have been made to the Original Form 10-K.
This Form 10-K/A reflects information as of the original filing date of our Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: January 25, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 25, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Vice President, Controller (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	January 25, 2013
Mark Barrenechea
/S/ P. THOMAS JENKINS	Director, Executive Chairman and Chief Strategy Officer	January 25, 2013
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	January 25, 2013
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	January 25, 2013
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	January 25, 2013
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	January 25, 2013
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	January 25, 2013
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	January 25, 2013
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	January 25, 2013
Katharine B. Stevenson

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.