Form 10-K/A
period 2012-06-30
OPEN TEXT CORP
filed 2013-01-25
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________
FORM 10-K/A
(Amendment No. 2)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Original Form 10-K”), originally filed with the Securities and Exchange Commission ("SEC") on August 10, 2012 as amended by Amendment No. 1 on Form 10-K/A (the “First Amendment”) filed with the SEC on January 25, 2013, is (i) to refile the exhibits contained in the First Amendment which made the following corrections in the exhibits to the Original Form 10-K: (a) referencing the correct periodic report in Exhibits 31.1, 31.2, 32.1 and 32.2 and (b) including Exhibit 23.1 which was inadvertently omitted from our Original Form 10-K but was previously included with our Form 8-K filed on September 5, 2012, and (ii) to include in full in the Second Amendment the balance of the Original Form 10-K. No other changes have been made to the Original
Form 10-K.
This Second Amendment reflects information as of the original filing date of our Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

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