Form 10-Q
period 2012-12-31
OPEN TEXT CORP
filed 2013-01-25
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 21, 2013, there were 58,570,575 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$367,258	$559,747
Accounts receivable trade, net of allowance for doubtful accounts of $6,031 as of December 31, 2012 and $5,655 as of June 30, 2012 (note 3)	168,073	163,664
Income taxes recoverable (note 13)	19,845	17,849
Prepaid expenses and other current assets	45,157	44,011
Deferred tax assets (note 13)	14,101	4,003
Total current assets	614,434	789,274
Property and equipment (note 4)	83,135	81,157
Goodwill (note 5)	1,212,657	1,040,234
Acquired intangible assets (note 6)	428,361	312,563
Deferred tax assets (note 13)	141,736	115,128
Other assets (note 7)	22,659	23,739
Deferred charges (note 8)	62,095	68,653
Long-term income taxes recoverable (note 13)	12,128	13,545
Total assets	$2,577,205	$2,444,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$177,979	$131,734
Current portion of long-term debt (note 10)	45,136	41,374
Deferred revenues	240,347	273,987
Income taxes payable (note 13)	13,037	27,806
Deferred tax liabilities (note 13)	1,203	1,612
Total current liabilities	477,702	476,513
Long-term liabilities:
Accrued liabilities (note 9)	19,144	14,247
Deferred credits (note 8)	8,950	10,086
Pension liability (note 11)	25,042	22,074
Long-term debt (note 10)	536,250	555,000
Deferred revenues	12,218	12,653
Long-term income taxes payable (note 13)	151,888	147,623
Deferred tax liabilities (note 13)	75,672	26,705
Total long-term liabilities	829,164	788,388
Shareholders’ equity:
Share capital (note 12)
58,570,575 and 58,358,990 Common Shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively; Authorized Common Shares: unlimited	641,684	635,321
Additional paid-in capital	92,463	95,026
Accumulated other comprehensive income	42,661	44,364
Retained earnings	522,605	442,068
Treasury stock, at cost (610,878 and 793,494 shares at December 31, 2012 and at June 30, 2012, respectively)	(29,074)	(37,387)
Total shareholders’ equity	1,270,339	1,179,392
Total liabilities and shareholders’ equity	$2,577,205	$2,444,293
Guarantees and contingencies (note 18)
Related party transactions (note 21)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues:
License	$76,125	$89,703	$131,781	$154,731
Cloud services	46,151	—	91,035	—
Customer support	164,658	165,386	326,754	327,383
Professional service and other	65,246	66,367	128,804	127,388
Total revenues	352,180	321,456	678,374	609,502
Cost of revenues:
License	5,331	5,370	9,499	9,368
Cloud services	18,261	—	36,544	—
Customer support	28,277	28,468	54,100	54,737
Professional service and other	47,664	50,604	96,246	100,955
Amortization of acquired technology-based intangible assets (note 6)	23,191	21,253	46,973	42,043
Total cost of revenues	122,724	105,695	243,362	207,103
Gross profit	229,456	215,761	435,012	402,399
Operating expenses:
Research and development	38,718	42,652	78,624	86,110
Sales and marketing	67,977	68,451	132,492	133,331
General and administrative	30,005	25,126	58,138	50,887
Depreciation	6,105	5,634	12,214	10,892
Amortization of acquired customer-based intangible assets (note 6)	17,147	13,445	34,399	26,486
Special charges (note 16)	2,269	5,221	11,823	12,326
Total operating expenses	162,221	160,529	327,690	320,032
Income from operations	67,235	55,232	107,322	82,367
Other income (expense), net	1,541	2,637	1,470	11,949
Interest expense, net	(4,515)	(3,607)	(8,883)	(6,393)
Income before income taxes	64,261	54,262	99,909	87,923
Provision for income taxes (note 13)	3,153	6,819	19,372	5,494
Net income for the period	$61,108	$47,443	$80,537	$82,429
Earnings per share—basic (note 20)	$1.04	$0.82	$1.38	$1.43
Earnings per share—diluted (note 20)	$1.04	$0.81	$1.37	$1.41
Weighted average number of Common Shares outstanding—basic	58,503	57,846	58,473	57,642
Weighted average number of Common Shares outstanding—diluted	58,983	58,672	58,961	58,647
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income for the period	$61,108	$47,443	$80,537	$82,429
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(989)	(1,354)	(1,465)	(11,972)
Net unrealized gain (loss) on cash flow hedges	(1,453)	3,132	491	(2,070)
Net actuarial gain (loss) relating to defined benefit pension plans	(620)	342	(729)	(206)
Total other comprehensive income (loss), net, for the period	$(3,062)	$2,120	$(1,703)	$(14,248)
Total comprehensive income	$58,046	$49,563	$78,834	$68,181

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income for the period	$80,537	$82,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	93,586	79,421
Share-based compensation expense	6,276	8,241
Excess tax benefits on share-based compensation expense	(611)	(495)
Pension expense	470	306
Amortization of debt issuance costs	1,072	578
Amortization of deferred charges and credits	5,858	5,379
Loss on sale and write down of property and equipment	24	203
Deferred taxes	(1,152)	(6,958)
Impairment and other non cash charges	—	1,345
Changes in operating assets and liabilities:
Accounts receivable	20,406	(27)
Prepaid expenses and other current assets	1,384	8,041
Income taxes	(13,888)	2,883
Deferred charges and credits	(436)	(14,653)
Accounts payable and accrued liabilities	(20,620)	(16,799)
Deferred revenue	(36,738)	(57,806)
Other assets	289	(2,042)
Net cash provided by operating activities	136,457	90,046
Cash flows from investing activities:
Additions of property and equipment	(9,917)	(16,687)
Purchase of patents	—	(193)
Purchase of System Solutions Australia Pty Limited, net of cash acquired	(516)	(1,524)
Purchase of Operitel Corporation, net of cash acquired	—	(6,260)
Purchase of Global 360 Holding Corp., net of cash acquired	—	(245,653)
Purchase of EasyLink Services International Corporation, net of cash acquired	(315,331)	—
Purchase consideration for prior period acquisitions	(431)	(609)
Net cash used in investing activities	(326,195)	(270,926)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	611	495
Proceeds from issuance of Common Shares	6,402	11,261
Purchase of Treasury Stock	—	—
Proceeds from long-term debt and revolver	—	648,500
Repayment of long-term debt and revolver	(15,338)	(333,856)
Debt issuance costs	—	(9,309)
Net cash provided by (used in) financing activities	(8,325)	317,091
Foreign exchange gain (loss) on cash held in foreign currencies	5,574	(6,440)
Increase (decrease) in cash and cash equivalents during the period	(192,489)	129,771
Cash and cash equivalents at beginning of the period	559,747	284,140
Cash and cash equivalents at end of the period	$367,258	$413,911
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2012
(Tabular amounts in thousands, except share and per share data)
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
Reclassifications
Cloud Services
Starting in the first quarter for the year ended June 30, 2013 (Fiscal 2013), in light of our acquisition of EasyLink on July 2, 2012, we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as a separate line item within "Revenues" and "Cost of revenues", respectively, on the Condensed Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts are not material. For a detailed explanation of  the products that make up our Cloud Services offerings please see our “Management's Discussion and Analysis of Financial Condition and Results of Operations” included under Part I, Item 2 to this Quarterly Report on Form 10-Q.
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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2012	$5,655
Bad debt expense	2,268
Write-off /adjustments	(1,892)
Balance as of December 31, 2012	$6,031

NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,500	$5,935	$5,565
Office equipment	1,117	699	418
Computer hardware	55,094	37,858	17,236
Computer software	16,008	9,118	6,890
Leasehold improvements	29,312	16,202	13,110
Buildings	44,027	4,111	39,916
Total	$157,058	$73,923	$83,135

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,828	$4,577	$6,251
Office equipment	975	596	379
Computer hardware	48,834	34,799	14,035
Computer software	13,558	7,404	6,154
Leasehold improvements	27,643	13,777	13,866
Buildings	44,034	3,562	40,472
Total	$145,872	$64,715	$81,157
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2012:

Balance as of June 30, 2012	$1,040,234
Acquisition of EasyLink (note 17)	172,222
Adjustments on account of foreign exchange	201
Balance as of December 31, 2012	$1,212,657

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$543,508	$(356,490)	$187,018
Customer Assets	501,076	(259,733)	241,343
Total	$1,044,584	$(616,223)	$428,361

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$473,008	$(309,517)	$163,491
Customer Assets	374,396	(225,324)	149,072
Total	$847,404	$(534,841)	$312,563

The weighted average amortization period for acquired technology and customer intangible assets is approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2013 (six months ended June 30)	$80,088
2014	102,881
2015	79,183
2016	54,233
2017 and beyond	111,976

Total	$428,361

NOTE 7—OTHER ASSETS

	As of December 31, 2012	As of June 30, 2012
Debt issuance costs	$7,391	$8,463
Deposits and restricted cash	8,479	7,515
Long-term prepaid expenses and other long-term assets	6,789	7,761
Total	$22,659	$23,739
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the term of the loan (see note 10). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.
NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of an internal reorganization of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of six years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2012	As of June 30, 2012
Accounts payable—trade	$3,477	$7,574
Accrued salaries and commissions	42,782	50,821
Accrued liabilities*	123,953	65,557
Amounts payable in respect of restructuring and other Special charges (note 16)	7,303	7,068
Asset retirement obligations	464	714
Total	$177,979	$131,734
Long-term accrued liabilities

	As of December 31, 2012	As of June 30, 2012
Amounts payable in respect of restructuring and other Special charges (note 16)	$2,924	$1,803
Other accrued liabilities	11,264	8,819
Asset retirement obligations	4,956	3,625
Total	$19,144	$14,247
* The increase in accrued liabilities was primarily due to the acquisition of legacy EasyLink obligations.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of December 31, 2012, the present value of this obligation was $5.4 million (June 30, 2012—$4.3 million), with an undiscounted value of $5.8 million (June 30, 2012—$4.8 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2012	As of June 30, 2012
Long-term debt
Term Loan	$570,000	$585,000
Mortgage	11,386	11,374
	581,386	596,374
Less:
Current portion of long-term debt
Term Loan	33,750	30,000
Mortgage	11,386	11,374
	45,136	41,374
Non current portion of long-term debt	$536,250	$555,000
Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.

The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the three and six months ended December 31, 2012, we recorded interest expense of approximately $4.1 million and $8.2 million, respectively, relating to the Term Loan (three and six months ended December 31, 2011—$2.5 million).
For the three and six months ended December 31, 2011, we recorded interest expense of approximately $0.9 million and $2.7 million, respectively, relating to our previously outstanding term loan.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of December 31, 2012, we have not drawn any amounts on the Revolver.
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
As of December 31, 2012, the carrying value of the mortgage was $11.4 million (June 30, 2012—$11.4 million).
As of December 31, 2012, the carrying value of the Waterloo building that secures the mortgage was $16.1 million (June 30, 2012—$16.3 million).
For the three and six months ended December 31, 2012, we recorded interest expense of $0.1 million and $0.2 million, respectively, relating to the mortgage (three and six months ended December 31, 2011— $0.1 million and $0.2 million, respectively).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of December 31, 2012 and June 30, 2012:

	As of December 31, 2012
	Total benefit obligation	Current portion of benefit obligation*	Non current portion of benefit obligation
CDT defined benefit plan	$24,446	$524	$23,922
CDT anniversary plan	466	85	381
CDT early retirement plan	—	—	—
IXOS defined benefit plans	739	—	739
Total	$25,651	$609	$25,042

	As of June 30, 2012
	Total benefit obligation	Current portion of benefit obligation*	Non current portion of benefit obligation
CDT defined benefit plan	$21,461	$475	$20,986
CDT anniversary plan	457	67	390
CDT early retirement plan	69	69	—
IXOS defined benefit plans	698	—	698
Total	$22,685	$611	$22,074

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of December 31, 2012	As of June 30, 2012
Benefit obligation as of June 30, 2012	$21,461	$18,231
Service cost	230	326
Interest cost	446	873
Benefits paid	(229)	(441)
Actuarial (gain) loss	876	5,179
Foreign exchange (gain) loss	1,662	(2,707)
Benefit obligation as of December 31, 2012	24,446	21,461
Less: Current portion	(524)	(475)
Non current portion of benefit obligation	$23,922	$20,986

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Pension expense:
Service cost	$117	$81	$230	$166
Interest cost	226	217	446	444
Amortization of actuarial gains and losses	71	—	139	—
Net pension expense	$414	$298	$815	$610
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan obligations are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. Currently there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remaining fiscal year.
In determining the fair value of the CDT pension plan benefit obligations as of December 31, 2012 and June 30, 2012, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2012	As of June 30, 2012
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.60%	4.00%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2013 (six months ended June 30)	$262
2014	562
2015	620
2016	690
2017	759
2018 to 2022	5,599
Total	$8,492
CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of December 31, 2012, is a net amount of $0.7 million (June 30, 2012—$0.7 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three and six months ended December 31, 2012 and 2011, we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
On November 23, 2012, we issued 182,616 Common Shares from treasury stock in connection with the settlement of awards granted under our Fiscal 2012 LTIP (three and six months ended December 31, 2011—nil). See below for more details regarding this settlement.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock options	$1,228	$974	$2,567	$1,772
Performance stock units (issued under LTIP)	1,246	2,350	2,660	6,320
Restricted stock units (issued under LTIP)	377	—	377	—
Restricted stock units (other)	151	—	302	—
Deferred stock units (directors)	172	64	360	129
Restricted stock awards (legacy Vignette employees)	—	9	10	20
Total share-based compensation expense	$3,174	$3,397	$6,276	$8,241
Summary of Outstanding Stock Options
As of December 31, 2012, options to purchase an aggregate of 2,088,946 Common Shares were outstanding and 2,806,000 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the six months ended December 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2012	2,147,151	$40.07
Granted	252,545	53.20
Exercised	(190,000)	28.12
Forfeited or expired	(120,750)	45.70
Outstanding at December 31, 2012	2,088,946	$42.42	4.41	$30,040
Exercisable at December 31, 2012	898,276	$27.32	2.11	$25,674
We estimate the fair value of stock options using the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (ASC Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the periods indicated, the following weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Weighted–average fair value of options granted	$16.28	$17.99	$16.78	$17.71
Weighted-average assumptions used:
Expected volatility	37%	41%	38%	41%
Risk–free interest rate	0.64%	0.74%	0.64%	0.79%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	4.35	4.30	4.35	4.30
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
As of December 31, 2012, the total compensation cost related to the unvested stock option awards not yet recognized was $17.5 million, which will be recognized over a weighted-average period of approximately 3.5 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2012, cash in the amount of $2.0 million and $5.4 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2012 from the exercise of options eligible for a tax deduction was nil and $0.8 million, respectively.
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

Long-Term Incentive Plans
On September 10, 2007, our Board of Directors (the Board) approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program whereby we make a series of annual grants, each of which covers the respective performance period, to certain of our employees, and which vests upon the employee and/or the Company meeting pre-determined performance and market-based criteria. One criterion we use to measure performance is, if over the three year period the relative cumulative total shareholder return (TSR) of our Company, compared to the cumulative TSR of companies comprising a peer index group, is higher than a pre-determined target percentile (that is set at the date of grant), then a payout will be made. Depending on whether this target is met or exceeded with respect to the stipulations of the individual LTIPs, the amount of payout would be determined. In calculating the TSR achievement we use the average closing price of our Common Stock, as it trades over the last 30 days ending September 15th (following the third year in the LTIPs rolling three year program). LTIPs will be referred to in this document based upon the year in which the grants are expected to be settled.
Grants made in Fiscal 2010 under the LTIP (Fiscal 2012 LTIP) took effect in Fiscal 2010 starting on July 1, 2009. We met some of the performance conditions and settled the Fiscal 2012 LTIP by issuing 182,616 Common Shares from our treasury stock, with a cost of approximately $8.3 million.
Grants made in Fiscal 2011 under the LTIP (Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on July 1, 2010. Vesting of Performance Stock Units (PSUs) granted under the Fiscal 2013 LTIP are based upon market and performance-based conditions and may be equal to 50%, 100% or 150% of the target payment. We expect to settle the Fiscal 2013 LTIP awards in stock.
Grants made in Fiscal 2012 under the LTIP (Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Vesting of PSUs granted under the Fiscal 2014 LTIP are based upon market-based conditions and will be interpolated between 0% and 150% of the target payment. We expect to settle the Fiscal 2014 LTIP awards in stock.
Grants made in Fiscal 2013 under the LTIP (Fiscal 2015 LTIP) took effect in Fiscal 2013 starting on November 2, 2012 for the Restricted Stock Units (RSUs) and December 3, 2012 for the PSUs. Vesting of PSUs granted under the Fiscal 2015 LTIP are based upon market-based conditions and will be interpolated between 0% and 150% of the target payment. RSUs granted are service-based awards and vest over the life of the LTIP. Subject to certain terms and conditions, if an eligible employee remains employed throughout the vesting period, all RSUs shall become vested RSUs at the end of the vesting period. We expect to settle the Fiscal 2015 LTIP awards in stock
PSUs and RSUs granted under the LTIPs have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value.
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months ended December 31,		Six Months ended December 31,
Grants Made Under LTIP	Equity Instrument	Start Date	End Date	Expected Total LTIP Expense	2012	2011	2012	2011
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	17,314	—	1,830	579	5,280
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	4,707	298	520	598	1,040
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	8,898	862	—	1,397	—
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	3,132	86	—	86	—
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	6,699	377	—	377	—
				40,750	1,623	2,350	3,037	6,320

Of the total compensation cost of $40.8 million noted in the table above , $24.8 million has been recognized to date and the remaining expected total compensation cost of $16.0 million is expected to be recognized over a weighted average period of 2.3 years.

Employee Share Purchase Plan (ESPP)
During the three and six months ended December 31, 2012, cash in the amount of approximately $0.4 million and $1.0 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and six months ended December 31, 2011— $0.4 million and $1.0 million).
NOTE 13—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and six months ended December 31, 2012 and 2011, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest expense (recovery)	(2,041)	4,897	(187)	6,459
Penalties expense (recovery)	(3)	(7,279)	36	(7,241)
Total	(2,044)	(2,382)	(151)	(782)
As of December 31, 2012 and June 30, 2012, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2012	As of June 30, 2012
Interest expense accrued *	$20,002	$19,316
Penalties accrued *	$6,000	$4,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
Included in the accrual balances as of December 31, 2012 are accrued interest expense and penalties of $0.4 million and $1.9 million, respectively, relating to the acquisition of EasyLink.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2012, could decrease tax expense in the next 12 months by $11.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, France, Spain, and India. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.
As at December 31, 2012, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $0.3 million.

The decrease in the provision for income taxes from $6.8 million for the three months ended  December 31, 2011 to $3.2 million for the three months ended December 31, 2012 is primarily due to the impact of valuation allowances set up  during the three months ended December  31, 2011.
The net increase in tax expense from $5.5 million for the six months ended December 31, 2011 to $19.4 million for the six months ended December 31, 2012 was primarily due to tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc., in the amount of $4.1 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. The Fiscal 2013 tax expense includes an increase of $4.6 million relating to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non-material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2012 and June 30, 2012:

	December 31, 2012				June 30, 2012
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (note 15)	$948	n/a	$948	n/a	$283	n/a	$283	n/a
	$948	n/a	$948	n/a	$283	n/a	$283	n/a

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2012 and 2011, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2012 and 2011, we did not have any significant transfers in or out of Level 2 or Level 3.
NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
In July 2010, we entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of the Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, and are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2012, is recorded within “Prepaid expenses and other current assets”.
As of December 31, 2012, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $49.8 million (June 30, 2012—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 14)

		As of December 31, 2012	As of June 30, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$948	$283

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2012
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended December 31, 2012	Six months ended December 31, 2012		Three months ended December 31, 2012	Six months ended December 31, 2012		Three months ended December 31, 2012	Six months ended December 31, 2012
Foreign currency forward contracts	$(673)	$2,725	Operating expenses	$1,304	$2,060	N/A	—	—

Three and Six Months Ended December 31, 2011
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended December 31, 2011	Six months ended December 31, 2011		Three months ended December 31, 2011	Six months ended December 31, 2011		Three months ended December 31, 2011	Six months ended December 31, 2011
Foreign currency forward contracts	$3,403	$(2,252)	Operating expenses	$(902)	$643	N/A	—	—

NOTE 16—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Fiscal 2013 Restructuring Plan	$684	$—	$8,262	$—
Fiscal 2012 Restructuring Plan	403	1,441	987	8,125
Fiscal 2011 Restructuring Plan	(369)	(5)	(384)	974
Fiscal 2010 Restructuring Plan	—	4	(2)	(14)
Acquisition-related costs	808	1,081	1,612	1,896
Other charges	743	2,700	1,348	1,345
Total	$2,269	$5,221	$11,823	$12,326
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 restructuring plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2013 restructuring plan, as we execute the remaining restructuring actions. As of December 31, 2012, we expect total costs to be incurred in conjunction with the Fiscal 2013 restructuring plan to be approximately $15.0 million, of which $8.3 million has already been recorded within Special charges to date.
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

A reconciliation of the beginning and ending liability for the six months ended December 31, 2012 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$—	$—	$—
Accruals and adjustments	4,759	3,503	8,262
Cash payments	(2,227)	(495)	(2,722)
Foreign exchange	62	10	72
Balance as of December 31, 2012	$2,594	$3,018	$5,612
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
Since the inception of the Fiscal 2012 restructuring plan, $17.9 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2012 restructuring plan.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2012 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Accruals and adjustments	1,334	(347)	987
Cash payments	(3,960)	(657)	(4,617)
Foreign exchange	35	56	91
Balance as of December 31, 2012	$1,831	$2,407	$4,238

Acquisition-related costs
Included within Special charges for the three and six months ended December 31, 2012 are costs incurred directly in relation to acquisitions in the amount of $0.5 million and $1.2 million, respectively. Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization, for the three and six months ended December 31, 2012, in the amount of $0.3 million and $0.4 million, respectively.
Included within Special charges for the three and six months ended December 31, 2011 are costs incurred directly in relation to acquisitions in the amount of $0.3 million and $1.1 million, respectively. Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization, for the three and six months ended December 31, 2011, in the amount of $0.8 million for each of these periods.
Other charges

Included within Special charges for the three months ended December 31, 2012 is a charge of approximately $1.0 million relating to interest accrued on certain pre-acquisition sales tax liabilities, offset by a recovery of $0.3 million relating to revised sublease assumptions on a restructured facility acquired in a prior period.
In addition to the charges incurred during the three months ended December 31, 2012, included within Special charges for the six months ended December 31, 2012 is a charge of $0.6 million relating to revised sublease assumptions on a restructured facility acquired in a prior period.
Included within Special charges for the three months ended December 31, 2011 is $2.7 million related to the write-off of debt issuance costs, associated with our old term loan, that was repaid after we entered into our current credit facility on November 9, 2011.
In addition to the charges incurred during the three months ended December 31, 2011, included within Special charges for the six months ended December 31, 2011 is a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, and a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period.
NOTE 17—ACQUISITIONS
EasyLink Services International Corporation
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a global provider of cloud-based electronic messaging and business integration services, based in Atlanta, Georgia. The acquisition extends our product offerings as we continue to evolve in the Enterprise Information Management market category. Total consideration for EasyLink was $342.3 million, paid in cash. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
The results of operations of EasyLink have been consolidated with those of OpenText beginning July 2, 2012.
The following tables summarize the consideration paid for EasyLink and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$342,272

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income): for the three months ended December 31, 2012	$466
for the six months ended December 31, 2012	$1,215

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 2, 2012, are set forth below:

Current assets (inclusive of cash acquired of $26,941)	$64,319
Non-current assets	37,537
Intangible customer assets	126,600
Intangible technology assets	70,500
Total liabilities assumed	(128,906)
Total identifiable net assets	170,050
Goodwill	172,222
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
The fair value of current assets acquired includes accounts receivable with a fair value of $26.2 million. The gross amount receivable was $27.5 million of which $1.3 million of this receivable was expected to be uncollectible.

The amount of EasyLink’s revenues and net income included in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2012, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2011, are set forth below:

	Revenues	Net Income
Actual from October 1, 2012 to December 31, 2012	$44,158	$3,699
Actual from July 2, 2012 to December 31, 2012	$87,617	$4,045

	Three Months Ended December 31,	Six Months Ended December 31,
	2011	2011
Supplemental Unaudited Pro forma Information
Total revenues	$366,998	$701,524
Net income*	$48,973	$97,601

*Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets. In addition, for the six months ended December 31, 2011, pro forma net income includes a $13.2 million tax recovery relating to certain one-time tax benefits recognized by EasyLink during the period.

The results of operations of EasyLink were combined with OpenText as of July 2, 2012 and hence there is no "reportable" pro forma impact on revenues and net income for the three and six months ended December 31, 2012.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
NOTE 18—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2013— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$632,800	$34,276	$114,364	$484,160	$—
Operating lease obligations*	150,684	16,974	57,170	36,672	39,868
Purchase obligations	5,527	2,822	2,605	100	—
	$789,011	$54,072	$174,139	$520,932	$39,868

*Net of $2.5 million of sublease income to be received from properties which we have subleased to third parties.

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
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 "Loss Contingencies" (ASC Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended December 31, 2012, any such aggregated losses are not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
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
Based on our assessment of ASC Topic 450-20, no amount has been accrued in connection to these cases referred to above.
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
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink has posted a bond in this amount and is pursuing a judicial appeal of the July 2009 decision with New York State Court of Appeals. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, are in significant part contingent upon the outcome of the above referenced sales tax appeal.
OpenText intends to vigorously defend against these claims.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,302	$1,139	$8,542	$3,721
Cash received during the period for interest	$322	$290	$731	$442
Cash paid during the period for income taxes	$21,280	$7,891	$37,561	$8,657

Cash paid for interest for the three and six months ended December 31, 2012 includes interest payments made on our Term Loan entered into on November 9, 2011, which increased our outstanding debt as compared to the prior year (see note 10 for more details).

Cash paid for taxes for the three and six months ended December 31, 2012 include payments of $8.8 million and $24.2 million, respectively, relating to taxes exigible on internal reorganizations of our international subsidiaries.

NOTE 20—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Basic earnings per share
Net income	$61,108	$47,443	$80,537	$82,429
Basic earnings per share	$1.04	$0.82	$1.38	$1.43
Diluted earnings per share
Net income	$61,108	$47,443	$80,537	$82,429
Diluted earnings per share	$1.04	$0.81	$1.37	$1.41
Weighted-average number of shares outstanding
Basic	58,503	57,846	58,473	57,642
Effect of dilutive securities	480	826	488	1,005
Diluted	58,983	58,672	58,961	58,647
Excluded as anti-dilutive*	1,076	189	1,065	137

* Represents options to purchase Common Shares excluded from the calculation of diluted net income per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 21—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of our Board and the transaction approved by a majority of the independent members of the Board. The Board reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the six months ended December 31, 2012, Mr. Stephen Sadler, a director, earned approximately $0.5 million (six months ended December 31, 2011—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
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
You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q because these forward-looking statements are relevant only as of the date they were made. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K and elsewhere in such Annual Report. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements (the Notes) under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All comparisons made herein generally refer to the three and six months ended December 31, 2012 compared with the three and six months ended December 31, 2011, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of information management software products that help people in organizations work, interact, and innovate in a secure, engaging, and productive way. We build software that allows companies to organize and manage their content, operate more efficiently and effectively, increase engagement with customers, collaborate with business partners, and address regulatory and business requirements associated with information management. Our products incorporate social and mobile experiences and are delivered for on-premise implementation as well as through cloud and managed hosted services.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 5,000 people worldwide.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $352.2 million, up 9.6% over the same period in the prior fiscal year.

•	License revenue was $76.1 million, down 15.1% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $1.04 compared to $0.81 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.58 compared to $1.39 in the same period of the prior fiscal year.

•	GAAP-based operating income margin was 19.1% compared to 17.2% in the same period of the prior fiscal year.

•	Non-GAAP-based operating income margin was 32.1% compared to 30.7% in the same period of the prior fiscal year.

•	Operating cash flow was $74.7 million, up 67.1% over the same period in the prior fiscal year.

•	Cash and cash equivalents was $367.3 million as of December 31, 2012, compared to $559.7 million as of June 30, 2012.

See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within our traditional Enterprise Content Management (ECM) market and also in the broader

Enterprise Information Management (EIM) market. We made one acquisition during the first quarter of the fiscal year ending June 30, 2013 (Fiscal 2013).
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a company based in Georgia, USA and a global provider of cloud-based electronic messaging and business integration services for $342.3 million. See note 17 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.

Outlook for the Remainder of Fiscal 2013
We believe we have a strong position in the EIM market. We continue to have approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce our impact from a downturn in the economy that may occur in any one specific region. Our goal is to build on our leadership in ECM, Business Process Management (BPM) and Customer Experience Management (CEM) and to expand our position in Information Exchange (iX) and Discovery, to emerge as the leading vendor in EIM.
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

During the first six months of Fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 provides a more complete discussion of our critical accounting policies and estimates.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Total Revenues by Product Type:
License	$76,125	$(13,578)	$89,703	$131,781	$(22,950)	$154,731
Cloud services	46,151	46,151	—	91,035	91,035	—
Customer support	164,658	(728)	165,386	326,754	(629)	327,383
Professional service and other	65,246	(1,121)	66,367	128,804	1,416	127,388
Total revenues	352,180	30,724	321,456	678,374	68,872	609,502
Total Cost of Revenues	122,724	17,029	105,695	243,362	36,259	207,103
Total GAAP-based Gross Margin	229,456	13,695	215,761	435,012	32,613	402,399
Total GAAP-based Gross Margin %	65.2%		67.1%	64.1%		66.0%
Total GAAP-based Operating Expenses	162,221	1,692	160,529	327,690	7,658	320,032
Total GAAP-based Income from Operations	$67,235	$12,003	$55,232	$107,322	$24,955	$82,367

% Revenues by Product Type:
License	21.6%		27.9%	19.4%		25.4%
Cloud services	13.1%		—%	13.4%		—%
Customer support	46.8%		51.4%	48.2%		53.7%
Professional service and other	18.5%		20.7%	19.0%		20.9%

Total Cost of Revenues by Product Type:
License	$5,331	$(39)	$5,370	$9,499	$131	$9,368
Cloud services	18,261	18,261	—	36,544	36,544	—
Customer support	28,277	(191)	28,468	54,100	(637)	54,737
Professional service and other	47,664	(2,940)	50,604	96,246	(4,709)	100,955
Amortization of acquired technology-based intangible assets	23,191	1,938	21,253	46,973	4,930	42,043
Total cost of revenues	$122,724	$17,029	$105,695	$243,362	$36,259	$207,103

% GAAP-based Gross Margin by Product Type:
License	93.0%		94.0%	92.8%		93.9%
Cloud services	60.4%		N/A	59.9%		N/A
Customer support	82.8%		82.8%	83.4%		83.3%
Professional service and other	26.9%		23.8%	25.3%		20.7%

Total Revenues by Geography:
Americas*	$187,380	$18,336	$169,044	$366,307	$48,087	$318,220
EMEA**	127,660	(683)	128,343	242,132	(3,664)	245,796
Asia Pacific***	37,140	13,071	24,069	69,935	24,449	45,486
Total revenues	$352,180	$30,724	$321,456	$678,374	$68,872	$609,502

% Revenues by Geography:
Americas*	53.2%		52.6%	54.0%		52.2%
EMEA**	36.2%		39.9%	35.7%		40.3%
Asia Pacific***	10.6%		7.5%	10.3%		7.5%

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
GAAP-based gross margin	65.2%		67.1%	64.1%		66.0%
GAAP-based operating margin	19.1%		17.2%	15.8%		13.5%
GAAP-based EPS, diluted	$1.04		$0.81	$1.37		$1.41
Non-GAAP-based gross margin	71.8%		73.8%	71.1%		73.0%
Non-GAAP-based operating margin	32.1%		30.7%	30.5%		28.1%
Non-GAAP-based EPS, diluted	$1.58		$1.39	$2.89		$2.42

*	Americas primarily consists of countries in North America and Latin America.
**	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
***	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand
***	See "Use of Non-GAAP Financial Measures" below for a reconciliation of Non-GAAP based measures to GAAP based measures

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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
License Revenues :
Americas	$34,562	(10,060)	$44,622	$62,789	$(15,003)	$77,792
EMEA	31,818	(5,824)	37,642	54,429	(10,215)	64,644
Asia Pacific	9,745	2,306	7,439	14,563	2,268	12,295
Total License Revenues	76,125	(13,578)	89,703	131,781	(22,950)	154,731
Cost of License Revenues	5,331	(39)	5,370	9,499	131	9,368
GAAP-based License Margin	$70,794	(13,539)	$84,333	$122,282	$(23,081)	$145,363
GAAP-based License Margin %	93.0%		94.0%	92.8%		93.9%

% License Revenues by Geography:
Americas	45.4%		49.7%	47.6%		50.3%
EMEA	41.8%		42.0%	41.3%		41.8%
Asia Pacific	12.8%		8.3%	11.1%		7.9%
License revenues decreased by $13.6 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This is geographically attributable to a decrease in Americas of $10.1 million, and a decrease in EMEA of $5.8 million, offset by an increase of $2.3 million in Asia Pacific. Overall the decrease in license revenues were attributable to a lower number of deals greater than $0.5 million that closed in the second quarter of Fiscal 2013 compared to the same period in the prior fiscal year (16 deals compared to 29).
License revenues decreased by $23.0 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This is geographically attributable to a decrease in Americas of $15.0 million, and a decrease of $10.2 million in EMEA, offset by an increase of $2.3 million in Asia Pacific . Overall the decrease in license revenues were attributable to a lower number of deals greater than $0.5 million that closed during the period compared to the same period in the prior fiscal year (27 deals compared to 51).

Cost of license revenues and margins remained relatively stable during the three and six months ended December 31, 2012, as compared to the same period in the prior fiscal year.
2) Cloud Services:
Cloud services revenues consist of “managed hosting” services arrangements (through dedicated servers) primarily attributable to our acquisition of EasyLink. These arrangements allow our customers to make use of legacy EasyLink and OpenText software, services and content over Internet enabled networks supported by OpenText data centers.  The hosted web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.  Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period.  Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided. Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of an in-house data hardware center, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Cloud Services:
Americas	$29,737	29,737	N/A	$58,461	58,461	N/A
EMEA	6,852	6,852	N/A	13,595	13,595	N/A
Asia Pacific	9,562	9,562	N/A	18,979	18,979	N/A
Total Cloud Services Revenues	46,151	46,151	—	91,035	91,035	—
Cost of Cloud Services Revenues	18,261	18,261	—	36,544	36,544	—
GAAP-based Cloud Services Revenues Margin	$27,890	27,890	$—	$54,491	54,491	$—
GAAP-based Cloud Services Revenues Margin %	60.4%		N/A	59.9%		N/A

% Cloud Services Revenues by Geography:
Americas	64.4%		N/A	64.2%		N/A
EMEA	14.9%		N/A	14.9%		N/A
Asia Pacific	20.7%		N/A	20.9%		N/A
As a result of our EasyLink acquisition on July 2, 2012 during the first quarter of Fiscal 2013, we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as separate line items within "Revenues" and "Cost of Revenues", respectively, in our Condensed Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts were not material.

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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Customer Support Revenues :
Americas	$88,711	542	$88,169	$176,701	4,312	$172,389
EMEA	63,101	(2,052)	65,153	124,535	(6,600)	131,135
Asia Pacific	12,846	782	12,064	25,518	1,659	23,859
Total customer support revenues	164,658	(728)	165,386	326,754	(629)	327,383
Cost of Customer Support Revenues	28,277	(191)	28,468	54,100	(637)	54,737
GAAP-based Customer Support Margin	$136,381	(537)	$136,918	$272,654	8	$272,646
GAAP-based Customer Support Margin %	82.8%		82.8%	83.4%		83.3%

% Customer Support Revenues by Geography:
Americas	53.9%		53.3%	54.1%		52.7%
EMEA	38.3%		39.4%	38.1%		40.1%
Asia Pacific	7.8%		7.3%	7.8%		7.2%

Customer support revenues decreased by $0.7 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in Americas of $0.5 million, a decrease in EMEA of $2.1 million and an increase in Asia Pacific of $0.8 million.
Customer support revenues decreased by $0.6 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in the Americas of $4.3 million, a decrease in EMEA of $6.6 million, and an increase in Asia Pacific of $1.7 million.
Cost of customer support revenues was relatively stable, with margins remaining at approximately 83% during the three and six months ended December 31, 2012, as compared to the same period in the prior fiscal year.

4) Professional Service and Other Revenues:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (Professional services). “Other” revenues consist of hardware revenues. These revenues are grouped within the “Professional service and other” category because they are relatively immaterial to our service revenues. Professional services are typically performed after the purchase of new software licenses. Cost of professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Professional Service and Other Revenues :
Americas	$34,369	(1,884)	$36,253	$68,355	315	$68,040
EMEA	25,890	343	25,547	49,574	(442)	50,016
Asia Pacific	4,987	420	4,567	10,875	1,543	9,332
Total Professional Service and Other Revenues	65,246	(1,121)	66,367	128,804	1,416	127,388
Cost of Professional Service and Other Revenues	47,664	(2,940)	50,604	96,246	(4,709)	100,955
GAAP-based Professional service and other Revenues Margin	$17,582	1,819	$15,763	$32,558	6,125	$26,433
GAAP-based Professional service and other Revenues Margin %	26.9%		23.8%	25.3%		20.7%

% Professional Service and Other Revenues by Geography:
Americas	52.7%		54.6%	53.1%		53.4%
EMEA	39.7%		38.5%	38.5%		39.3%
Asia Pacific	7.6%		6.9%	8.4%		7.3%

Professional service and other revenues decreased by $1.1 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $1.9 million, an increase in EMEA of $0.3 million, and an increase in Asia Pacific of $0.4 million.
Professional service and other revenues increased by $1.4 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase of $1.5 million in Asia Pacific.
Cost of professional service and other revenues decreased during the three and six months ended December 31, 2012 by $2.9 million and $4.7 million, respectively, as compared to the same period in the prior fiscal year. This is partially due to a reduction in the use of subcontractors resulting in savings of $1.3 million and $2.5 million, respectively, for the three and six months ended December 31, 2012. As a result of efficiencies achieved and improved utilization, we have experienced increased margins in Professional services.
Amortization of Acquired Technology-based Intangible Assets

Amortization of acquired technology-based intangible assets increased during the three and six months ended December 31, 2012 by approximately $1.9 million and $4.9 million, respectively, as compared to the same period in the prior fiscal year. This is due to the acquisition of EasyLink at the beginning of Fiscal 2013.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Research and development	$38,718	(3,934)	$42,652	$78,624	(7,486)	$86,110
Sales and marketing	67,977	(474)	68,451	132,492	(839)	133,331
General and administrative	30,005	4,879	25,126	58,138	7,251	50,887
Depreciation	6,105	471	5,634	12,214	1,322	10,892
Amortization of acquired customer-based intangible assets	17,147	3,702	13,445	34,399	7,913	26,486
Special charges	2,269	(2,952)	5,221	11,823	(503)	12,326
Total operating expenses	$162,221	1,692	$160,529	$327,690	7,658	$320,032

In % of Total Revenues:
Research and development	11.0%		13.3%	11.6%		14.1%
Sales and marketing	19.3%		21.3%	19.5%		21.9%
General and administrative	8.5%		7.8%	8.6%		8.3%
Depreciation	1.7%		1.8%	1.8%		1.8%
Amortization of acquired customer-based intangible assets	4.9%		4.2%	5.1%		4.3%
Special charges	0.6%		1.6%	1.7%		2.0%

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

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$(1,006)	$(3,097)
Contract labour and consulting	(2,094)	(2,919)
Share based compensation	(437)	(1,015)
Travel and communication	(480)	(1,183)
Facilities	(1,194)	(2,008)
Other miscellaneous	1,277	2,736
Total year-over-year change in research and development expenses	$(3,934)	$(7,486)
Research and development expenses decreased by $3.9 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was primarily due to a decrease in fees related to contract labour and consulting services of $2.1 million, and a $1.0 million decrease in payroll and payroll-related benefits as a result of the redeployment of development resources as we continue to expand in the EIM market.
Research and development expenses decreased by $7.5 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was primarily due to a decrease in fees related to contract labour and consulting services of $2.9 million, and a decrease in payroll and payroll-related benefits of $3.1 million, which was the result of a redeployment of development employees to foster continued expansion in the EIM market. Correspondingly, the change in labour resources resulted in a decrease in travel and communication, in the amount of $1.2 million, and the use of facility and related resources, in the amount of $2.0 million.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$3,175	$4,774
Commissions	(5,162)	(9,846)
Contract labour and consulting	(599)	(685)
Share based compensation	(23)	(127)
Travel and communication	273	(381)
Marketing expenses	1,800	4,948
Facilities	453	1,016
Other miscellaneous	(391)	(538)
Total year-over-year change in sales and marketing expenses	$(474)	$(839)
Sales and marketing expenses decreased by $0.5 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This is primarily due to a decrease in commission benefits of $5.2 million, which was largely the result of lower commission accruals resulting from lower license revenues. This decrease was offset by an increase in marketing expenses of $1.8 million incurred as a result of the acquisition of EasyLink, and an increase in payroll and payroll related benefits of $3.2 million, primarily made up of $2.9 million on account of the acquisition of EasyLink and the remainder of the increase due to miscellaneous items.
Sales and marketing expenses decreased by $0.8 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This is primarily due to a decrease of $9.8 million in commission benefits, resulting from lower license revenues. This decrease was offset by an increase of $4.9 million in marketing expenses incurred as a result of the acquisition of EasyLink, and a $4.8 million increase in payroll and payroll-related benefits primarily made up of $5.8 million on account of the acquisition of EasyLink, offset by the impact of miscellaneous items.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$880	$2,050
Contract labour and consulting	(480)	(535)
Share based compensation	52	(977)
Travel and communication	808	1,000
Facilities and Information Technology (IT) costs	(150)	(379)
Other miscellaneous	3,769	6,092
Total year-over-year change in general and administrative expenses	$4,879	$7,251

General and administrative expenses increased during the three and six months ended December 31, 2012 by $4.9 million and $7.3 million, respectively, as compared to the same period in the prior fiscal year. This is primarily due to an increase in other miscellaneous expenses which was primarily due to the short-term impact of the acquisition of Easy Link.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Depreciation	$6,105	$471	$5,634	12,214	1,322	10,892

Depreciation expense increased during the three and six months ended December 31, 2012 by $0.5 million and $1.3 million, respectively, as compared to the same period in the prior fiscal year. This is primarily due to the acquisition of EasyLink made during Fiscal 2013.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Amortization of acquired customer-based intangible assets	$17,147	$3,702	$13,445	34,399	7,913	26,486
Acquired customer-based intangible assets amortization expense increased during the three and six months ended by December 31, 2012 by $3.7 million and $7.9 million, respectively, as compared to the same period in the prior fiscal year. This is due to the acquisition of EasyLink made during Fiscal 2013.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Special charges	$2,269	$(2,952)	$5,221	11,823	(503)	12,326
Special charges decreased by $3.0 million during the three months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was primarily due to the write-off of debt-issuance costs related to our old term debt in the amount of $2.7 million which was included in the amount for the three months ended December 31, 2011, compared to none in the three months ended December 31, 2012.
Special charges decreased by $0.5 million during the six months ended December 31, 2012, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in acquisition-related costs and other charges.
For more details on Special charges, see note 16 "Special Charges" to our Condensed Consolidated Financial Statements.
Net Other Income (expense)
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). These income (expenses) are dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity and we are unable to predict the impact of these income (expenses) on our net income.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change	2011	2012	Change	2011
Other income (expense), net	$1,541	$(1,096)	$2,637	1,470	(10,479)	11,949

Net Interest Expense
Net interest expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change	2011	2012	Change	2011
Interest expense, net	$(4,515)	(908)	$(3,607)	(8,883)	(2,490)	(6,393)
Net interest expense increased during the three and six months ended December 31, 2012 by $0.9 million and $2.4 million, respectively, as compared to same period in the prior fiscal year. This increase is primarily due to interest incurred on a new financing agreement we entered into on November 9, 2011, which resulted in additional borrowings, as compared to our outstanding debt during the three and six months ended December 31, 2011. For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for Income Taxes

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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011	2012	Change increase (decrease)	2011
Provision for income taxes	$3,153	$(3,666)	$6,819	19,372	13,878	5,494
The effective tax rate has decreased and is 4.9% for the three months ended December 31, 2012 compared to 12.6% for the three months ended December 31, 2011.
The decrease in the provision for income taxes from $6.8 million for the three months ended  December 31, 2011 to $3.2 million for the three months ended December 31, 2012 is primarily due to the impact of valuation allowances set up  during the three months ended December  31, 2011.
The net increase in tax expense from $5.5 million for the six months ended December 31, 2011 to $19.4 million for the six months ended December 31, 2012 was primarily due to tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc., in the amount of $4.1 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. The Fiscal 2013 tax expense includes an increase of $4.6 million relating to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non-material items.

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
The following charts provide unaudited reconciliations of U.S. GAAP based financial measures to non-U.S. GAAP based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the three months ended December 31, 2012, and 2011 respectively.
(in thousands except for per share data)

	Three Months Ended December 31,
	2012				2011
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Cloud Services	18,261	(30)	(1)	18,231	—	—	(1)	—
Customer Support	28,277	(107)	(1)	28,170	28,468	(34)	(1)	28,434
Professional Service and Other	47,664	(188)	(1)	47,476	50,604	(106)	(1)	50,498
Amortization of acquired technology-based intangible assets	23,191	(23,191)	(2)	—	21,253	(21,253)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	229,456	23,516		252,972	215,761	21,393		237,154
Operating Expenses
Research and development	38,718	(331)	(1)	38,387	42,652	(768)	(1)	41,884
Sales and marketing	67,977	(1,653)	(1)	66,324	68,451	(1,676)	(1)	66,775
General and administrative	30,005	(865)	(1)	29,140	25,126	(813)	(1)	24,313
Amortization of acquired customer-based intangible assets	17,147	(17,147)	(2)	—	13,445	(13,445)	(2)	—
Special charges	2,269	(2,269)	(3)	—	5,221	(5,221)	(3)	—
GAAP-based income from operations/ Non-GAAP-based operating income	67,235	45,781		113,016	55,232	43,316		98,548
Other income (expense), net	1,541	(1,541)	(4)	—	2,637	(2,637)	(4)	—
Provision for income taxes	3,153	12,037	(5)	15,190	6,819	6,472	(5)	13,291
GAAP-based net income for the period/ Non-GAAP-based net income	61,108	32,203	(6)	93,311	47,443	34,207	(6)	81,650
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$1.04	$0.54	(6)	$1.58	$0.81	$0.58	(6)	$1.39

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31,
	2012		2011
		Per share diluted		Per share diluted
Non-GAAP-based net income	$93,311	$1.58	$81,650	$1.39
Less:
Amortization	40,338	0.68	34,698	0.59
Share-based compensation	3,174	0.05	3,397	0.06
Special charges	2,269	0.04	5,221	0.09
Other (income) expense, net	(1,541)	(0.03)	(2,637)	(0.04)
GAAP-based provision for income taxes	3,153	0.05	6,819	0.12
Non-GAAP based provision for income taxes	(15,190)	(0.25)	(13,291)	(0.24)
GAAP-based net income	$61,108	$1.04	$47,443	$0.81

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the six months ended December 31, 2012, and 2011 respectively.
(in thousands except for per share data)

	Six Months Ended December 31,
	2012				2011
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Cloud Services	36,544	(30)	(1)	36,514	—	—	(1)	—
Customer Support	54,100	(145)	(1)	53,955	54,737	(58)	(1)	54,679
Professional Service and Other	96,246	(365)	(1)	95,881	100,955	(205)	(1)	100,750
Amortization of acquired technology-based intangible assets	46,973	(46,973)	(2)	—	42,043	(42,043)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	435,012	47,513		482,525	402,399	42,306		444,705
Operating Expenses
Research and development	78,624	(669)	(1)	77,955	86,110	(1,844)	(1)	84,266
Sales and marketing	132,492	(3,319)	(1)	129,173	133,331	(3,446)	(1)	129,885
General and administrative	58,138	(1,748)	(1)	56,390	50,887	(2,687)	(1)	48,200
Amortization of acquired customer-based intangible assets	34,399	(34,399)	(2)	—	26,486	(26,486)	(2)	—
Special charges	11,823	(11,823)	(3)	—	12,326	(12,326)	(3)	—
GAAP-based income from operations/ Non-GAAP-based operating income	107,322	99,471		206,793	82,367	89,095		171,462
Other income (expense), net	1,470	(1,470)	(4)	—	11,949	(11,949)	(4)	—
Provision for income taxes	19,372	8,335	(5)	27,707	5,494	17,615	(5)	23,109
GAAP-based net income for the period/ Non-GAAP-based net income	80,537	89,666		170,203	82,429	59,531		141,960
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$1.37	$1.52		$2.89	$1.41	$1.01		$2.42

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31,
	2012		2011
		Per share diluted		Per share diluted
Non-GAAP-based net income	$170,203	$2.89	$141,960	$2.42
Less:
Amortization	81,372	1.38	68,529	1.17
Share-based compensation	6,276	0.11	8,240	0.14
Special charges	11,823	0.20	12,326	0.21
Other (income) expense, net	(1,470)	(0.02)	(11,949)	(0.20)
GAAP-based provision for income taxes	19,372	0.33	5,494	0.10
Non-GAAP based provision for income taxes	(27,707)	(0.48)	(23,109)	(0.41)
GAAP-based net income	$80,537	$1.37	$82,429	$1.41

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
(In thousands)	2012	Change increase (decrease)	2011
Cash and cash equivalents	$367,258	$(46,653)	$413,911

Cash provided by operating activities	$136,457	$46,411	$90,046
Cash used in investing activities	$(326,195)	$(55,269)	$(270,926)
Cash provided by (used in) financing activities	$(8,325)	$(325,416)	$317,091
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
Cash flows provided by operating activities
Cash flows from operating activities increased by $46.4 million during the six months ended December 31, 2012 as compared to the same period in the prior fiscal year due to an increase in net income before the impact of non cash items of $15.6 million and increased working capital changes of $30.8 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities increased by $55.3 million during the six months ended December 31, 2012 as compared to the same period in the prior fiscal year. This was primarily due to the higher purchase consideration for EasyLink, purchased in the first quarter of Fiscal 2013, over our acquisition of Global 360 Holding Corp, purchased in the first quarter of Fiscal 2012.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.
Cash flows provided by financing activities decreased by $325.4 million during the six months ended December 31, 2012 as compared to the same period in the prior fiscal year. In Fiscal 2012 we borrowed $600 million under our new Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $287.3 million. The remaining difference was due to principal payments on the new Term Loan of $15 million and less cash collected from the issuance of Common Shares in Fiscal 2013.
Long-term Debt and Credit Facilities
Term loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.

The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of December 31, 2012, we have not drawn any amounts on the Revolver.
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

As of December 31, 2012, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2013. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of December 31, 2012, the carrying value of the mortgage was $11.4 million.

Pensions
As of December 31, 2012, our total unfunded pension plan obligation was $25.7 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course. For a detailed discussion see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2013— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$632,800	$34,276	$114,364	$484,160	$—
Operating lease obligations*	150,684	16,974	57,170	36,672	39,868
Purchase obligations	5,527	2,822	2,605	100	—
	$789,011	$54,072	$174,139	$520,932	$39,868

*Net of $2.5 million of sublease income to be received from properties which we have subleased to third parties.

The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 "Loss Contingencies" (ASC Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended December 31, 2012, any such aggregated losses are not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material to our consolidated financial position or results of operations.
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
Based on our assessment of ASC Topic 450-20, no amount has been accrued in connection to these cases referred to above.
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
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink has posted a bond in this amount and is pursuing a judicial appeal of the July 2009 decision with New York State Court of Appeals. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, are in significant part contingent upon the outcome of the above referenced sales tax appeal.
OpenText intends to vigorously defend against these claims.
Off-Balance Sheet Arrangements
We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, and we currently do not believe that they potentially may have, a material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our Term Loan and foreign currency exchange rates.

Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of December 31, 2012, we had an outstanding balance of $570.0 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of December 31, 2012, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.7 million, assuming that the loan balance as of December 31, 2012 is outstanding for the entire period.
Foreign currency risk
Our reporting currency is the U.S. dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of December 31, 2012, this balance represented approximately 46% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 5%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at December 31, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts.
Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from subsidiaries, other than those located in the U.S., are generally denominated in the functional currencies of the local countries. These functional currencies include Euros, Canadian dollars, Australian dollars and British pounds. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the foreign currency conversion of these foreign currency denominated transactions into U.S. dollars results in reduced revenues, operating expenses and net income (loss) for our international operations. Similarly, our revenues, operating expenses and net income (loss) will increase for our international operations if the U.S. dollar weakens against foreign currencies. We cannot predict the effect foreign exchange fluctuations will have on our results of operations going forward. However, if there is a change in foreign exchange rates versus the U.S. dollar, it could have a material effect on our results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Revised Employment Agreements
On January 22, 2013 the Company entered into a revised employment agreement with Mr. Greg Corgan, the Company's Executive Vice President, Worldwide Field Operations. A copy of the employment agreement between Mr. Corgan and the Company is attached as an exhibit to this Quarterly Report on Form 10-Q.
On January 24, 2013 the Company entered into Amendment no. 1 to the employment agreement with Mr. Mark Barrenechea, the Company's President and Chief Executive Officer, amending the Employment Agreement dated October 30,  2012. A copy of the amendment between Mr. Barrenechea and the Company is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1*	2004 Stock Option Plan, as amended September 27, 2012 (1)
10.2*	Employment Agreement, dated January 22, 2013 between Greg Corgan and the Company
10.3*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30,  2012)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

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