Form 10-Q
period 2013-03-31
OPEN TEXT CORP
filed 2013-04-25
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 22, 2013, there were 58,607,036 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$446,911	$559,747
Accounts receivable trade, net of allowance for doubtful accounts of $5,858 as of March 31, 2013 and $5,655 as of June 30, 2012 (note 3)	174,563	163,664
Income taxes recoverable (note 13)	23,977	17,849
Prepaid expenses and other current assets	47,787	44,011
Deferred tax assets (note 13)	15,727	4,003
Total current assets	708,965	789,274
Property and equipment (note 4)	83,776	81,157
Goodwill (note 5)	1,241,960	1,040,234
Acquired intangible assets (note 6)	397,154	312,563
Deferred tax assets (note 13)	141,501	115,128
Other assets (note 7)	21,528	23,739
Deferred charges (note 8)	58,598	68,653
Long-term income taxes recoverable (note 13)	11,840	13,545
Total assets	$2,665,322	$2,444,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$199,501	$131,734
Current portion of long-term debt (note 10)	48,475	41,374
Deferred revenues	297,130	273,987
Income taxes payable (note 13)	6,323	27,806
Deferred tax liabilities (note 13)	1,188	1,612
Total current liabilities	552,617	476,513
Long-term liabilities:
Accrued liabilities (note 9)	19,109	14,247
Deferred credits (note 8)	12,232	10,086
Pension liability (note 11)	24,429	22,074
Long-term debt (note 10)	525,000	555,000
Deferred revenues	10,824	12,653
Long-term income taxes payable (note 13)	151,643	147,623
Deferred tax liabilities (note 13)	71,972	26,705
Total long-term liabilities	815,209	788,388
Shareholders’ equity:
Share capital (note 12)
58,607,036 and 58,358,990 Common Shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively; Authorized Common Shares: unlimited	643,296	635,321
Additional paid-in capital	96,159	95,026
Accumulated other comprehensive income	38,699	44,364
Retained earnings	548,416	442,068
Treasury stock, at cost (610,878 and 793,494 shares at March 31, 2013 and at June 30, 2012, respectively)	(29,074)	(37,387)
Total shareholders’ equity	1,297,496	1,179,392
Total liabilities and shareholders’ equity	$2,665,322	$2,444,293
Guarantees and contingencies (note 17)
Related party transactions (note 21)
Subsequent Events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
License	$69,035	$60,957	$200,816	$215,688
Cloud Services	44,437	—	135,472	—
Customer support	166,573	166,057	493,327	493,440
Professional service and other	57,650	65,333	186,454	192,721
Total revenues	337,695	292,347	1,016,069	901,849
Cost of revenues:
License	3,079	4,549	12,578	13,917
Cloud services	18,891	—	55,435	—
Customer support	27,497	27,987	81,597	82,724
Professional service and other	48,252	52,596	144,498	153,551
Amortization of acquired technology-based intangible assets (note 6)	23,058	21,264	70,031	63,307
Total cost of revenues	120,777	106,396	364,139	313,499
Gross profit	216,918	185,951	651,930	588,350
Operating expenses:
Research and development	43,003	41,738	121,627	127,848
Sales and marketing	77,327	69,572	209,819	202,903
General and administrative	27,061	21,999	85,199	72,886
Depreciation	6,064	5,427	18,278	16,319
Amortization of acquired customer-based intangible assets (note 6)	17,149	13,462	51,548	39,948
Special charges (note 16)	5,444	6,450	17,267	18,776
Total operating expenses	176,048	158,648	503,738	478,680
Income from operations	40,870	27,303	148,192	109,670
Other income (expense), net	237	(1,804)	1,707	10,145
Interest expense, net	(4,109)	(4,761)	(12,992)	(11,154)
Income before income taxes	36,998	20,738	136,907	108,661
Provision for (recovery of) income taxes (note 13)	11,187	(14,036)	30,559	(8,542)
Net income for the period	$25,811	$34,774	$106,348	$117,203
Earnings per share—basic (note 20)	$0.44	$0.60	$1.82	$2.03
Earnings per share—diluted (note 20)	$0.44	$0.59	$1.80	$2.00
Weighted average number of Common Shares outstanding—basic	58,596	58,038	58,514	57,765
Weighted average number of Common Shares outstanding—diluted	59,077	58,821	59,001	58,697
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income for the period	$25,811	$34,774	$106,348	$117,203
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(3,325)	845	(4,790)	(11,127)
Net unrealized gain (loss) on cash flow hedges	(833)	1,738	(342)	(332)
Net actuarial gain (loss) relating to defined benefit pension plans	196	(3,316)	(533)	(3,522)
Total other comprehensive income (loss), net, for the period	$(3,962)	$(733)	$(5,665)	$(14,981)
Total comprehensive income	$21,849	$34,041	$100,683	$102,222

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income for the period	$106,348	$117,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	139,857	119,574
Share-based compensation expense	10,153	13,406
Excess tax benefits on share-based compensation expense	(612)	(2,710)
Pension expense	692	477
Amortization of debt issuance costs	1,591	1,166
Amortization of deferred charges and credits	8,620	8,457
Loss on sale and write down of property and equipment	24	203
Deferred taxes	(7,362)	(21,092)
Impairment and other non cash charges	—	1,345
Changes in operating assets and liabilities:
Accounts receivable	15,387	(9,264)
Prepaid expenses and other current assets	(2,061)	(3,107)
Income taxes	(14,907)	(950)
Deferred charges and credits	3,580	(24,078)
Accounts payable and accrued liabilities	(27,176)	(21,352)
Deferred revenue	18,192	8,497
Other assets	959	(1,131)
Net cash provided by operating activities	253,285	186,644
Cash flows from investing activities:
Additions of property and equipment	(15,792)	(21,381)
Purchase of patents	—	(193)
Purchase of System Solutions Australia Pty Limited, net of cash acquired	(516)	(1,738)
Purchase of Operitel Corporation, net of cash acquired	—	(6,391)
Purchase of Global 360 Holding Corp., net of cash acquired	—	(245,653)
Purchase of EasyLink Services International Corporation, net of cash acquired	(315,331)	—
Purchase of Resonate KT Limited, net of cash acquired	(19,366)	—
Purchase consideration for prior period acquisitions	(653)	(926)
Net cash used in investing activities	(351,658)	(276,282)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	612	2,710
Proceeds from issuance of Common Shares	7,530	18,336
Proceeds from long-term debt and revolver	—	648,500
Repayment of long-term debt and revolver	(23,008)	(341,520)
Debt issuance costs	—	(9,834)
Net cash provided by (used in) financing activities	(14,866)	318,192
Foreign exchange gain (loss) on cash held in foreign currencies	403	(3,788)
Increase (decrease) in cash and cash equivalents during the period	(112,836)	224,766
Cash and cash equivalents at beginning of the period	559,747	284,140
Cash and cash equivalents at end of the period	$446,911	$508,906
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2013
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Open Text Corporation and our wholly-owned subsidiaries, collectively referred to as “OpenText” or the “Company”. All inter-company balances and transactions have been eliminated.
These condensed consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of EasyLink Services International Corporation (EasyLink), with effect from July 2, 2012, and Resonate KT Limited (RKT), with effect from March 5, 2013 (see note 18).
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
Research and Development Tax Credits
Non-refundable research and development tax credits are reflected as a component of "Income tax" expense on the Condensed Consolidated Statements of Income. Certain prior period comparative figures have been adjusted on the Condensed Consolidated Balance Sheets to conform to current period presentation. As of June 30, 2012, long-term “Deferred tax assets” have been increased from previously reported amounts by approximately $34.9 million, with a corresponding decrease to “Long-term income taxes recoverable”. There was no change to total assets, liabilities, or shareholders' equity as a result of this reclassification. The prior period comparative figures on the Condensed Consolidated Statements of Income have not been adjusted as the amounts are not material.
NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING POLICY UPDATES
Recent Accounting Pronouncements
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
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component, as well as additional disclosure requirements for those amounts reclassified to net income in their entirety in the same reporting period. The pronouncement is effective for us in our first quarter for the year ending June 30, 2014 (Fiscal 2014) with earlier adoption permitted, which should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2013-02 on our Condensed Consolidated Financial Statements.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment" (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in Fiscal 2013 and earlier adoption is permitted. We do not expect the adoption of ASU 2011-08 in Fiscal 2013 to materially impact the carrying value of our recorded goodwill.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2012	$5,655
Bad debt expense	2,558
Write-off /adjustments	(2,355)
Balance as of March 31, 2013	$5,858

NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,607	$(6,434)	$5,173
Office equipment	1,127	(704)	423
Computer hardware	56,004	(38,946)	17,058
Computer software	16,401	(9,839)	6,562
Leasehold improvements	30,288	(16,801)	13,487
Buildings	45,459	(4,386)	41,073
Total	$160,886	$(77,110)	$83,776

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,828	$(4,577)	$6,251
Office equipment	975	(596)	379
Computer hardware	48,834	(34,799)	14,035
Computer software	13,558	(7,404)	6,154
Leasehold improvements	27,643	(13,777)	13,866
Buildings	44,034	(3,562)	40,472
Total	$145,872	$(64,715)	$81,157
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2012:

Balance as of June 30, 2012	$1,040,234
Acquisition of EasyLink (note 18)	188,581
Acquisition of RKT (note 18)	12,976
Adjustments on account of foreign exchange	169
Balance as of March 31, 2013	$1,241,960

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$552,508	$(379,548)	$172,960
Customer Assets	501,076	(276,882)	224,194
Total	$1,053,584	$(656,430)	$397,154

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$473,008	$(309,517)	$163,491
Customer Assets	374,396	(225,324)	149,072
Total	$847,404	$(534,841)	$312,563

The weighted average amortization period for acquired technology and customer intangible assets is approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2013 (three months ended June 30)	$40,607
2014	105,131
2015	81,433
2016	56,483
2017 and beyond	113,500

Total	$397,154

NOTE 7—OTHER ASSETS

	As of March 31, 2013	As of June 30, 2012
Debt issuance costs	$6,872	$8,463
Deposits and restricted cash	8,611	7,515
Long-term prepaid expenses and other long-term assets	6,045	7,761
Total	$21,528	$23,739
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2013	As of June 30, 2012
Accounts payable—trade	$5,688	$7,574
Accrued salaries and commissions	44,343	50,821
Accrued liabilities	142,846	65,557
Amounts payable in respect of restructuring and other Special charges (note 16)	5,766	7,068
Asset retirement obligations	858	714
Total	$199,501	$131,734
The increase in accrued liabilities was primarily due to the acquisition of legacy EasyLink obligations.
Long-term accrued liabilities

	As of March 31, 2013	As of June 30, 2012
Amounts payable in respect of restructuring and other Special charges (note 16)	$3,538	$1,803
Other accrued liabilities*	10,554	8,819
Asset retirement obligations	5,017	3,625
Total	$19,109	$14,247

* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of March 31, 2013, the present value of this obligation was $5.9 million (June 30, 2012—$4.3 million), with an undiscounted value of $6.3 million (June 30, 2012—$4.8 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2013	As of June 30, 2012
Long-term debt
Term Loan	$562,500	$585,000
Mortgage	10,975	11,374
	573,475	596,374
Less:
Current portion of long-term debt
Term Loan	37,500	30,000
Mortgage	10,975	11,374
	48,475	41,374
Non current portion of long-term debt	$525,000	$555,000
Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.50%. For the three and nine months ended March 31, 2013, we recorded interest expense of approximately $3.7 million and $11.9 million, respectively, relating to the Term Loan (three and nine months ended March 31, 2012—$4.3 million and $6.8 million, respectively).
For the three and nine months ended March 31, 2012, we recorded interest expense of nil and $2.7 million, respectively, relating to our previously outstanding term loan.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of March 31, 2013, we have not drawn any amounts on the Revolver.
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
As of March 31, 2013, the carrying value of the mortgage was $11.0 million (June 30, 2012—$11.4 million).
As of March 31, 2013, the carrying value of the Waterloo building that secures the mortgage was $16.0 million (June 30, 2012—$16.3 million).
For the three and nine months ended March 31, 2013, we recorded interest expense of $0.1 million and $0.3 million, respectively, relating to the mortgage (three and nine months ended March 31, 2012— $0.1 million and $0.3 million, respectively).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of March 31, 2013 and June 30, 2012:

	As of March 31, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,856	$518	$23,338
CDT anniversary plan	457	82	375
CDT early retirement plan	—	—	—
IXOS defined benefit plans	716	—	716
Total	$25,029	$600	$24,429

	As of June 30, 2012
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$21,461	$475	$20,986
CDT anniversary plan	457	67	390
CDT early retirement plan	69	69	—
IXOS defined benefit plans	698	—	698
Total	$22,685	$611	$22,074

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of March 31, 2013	As of June 30, 2012
Benefit obligation—as of June 30, 2012	$21,461	$18,231
Service cost	343	326
Interest cost	666	873
Benefits paid	(345)	(441)
Actuarial loss	752	5,179
Foreign exchange (gain) loss	979	(2,707)
Benefit obligation—as of March 31, 2013	23,856	21,461
Less: Current portion	(518)	(475)
Non current portion of benefit obligation	$23,338	$20,986

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Pension expense:
Service cost	$113	$82	$343	$248
Interest cost	220	222	666	666
Amortization of actuarial gains and losses	69	—	208	—
Net pension expense	$402	$304	$1,217	$914
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
In determining the fair value of the CDT pension plan benefit obligations as of March 31, 2013 and June 30, 2012, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2013	As of June 30, 2012
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.60%	4.00%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2013 (three months ended June 30)	$130
2014	534
2015	601
2016	672
2017	733
2018 to 2022	5,730
Total	$8,400
CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of March 31, 2013, is a net amount of $0.7 million (June 30, 2012—$0.7 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the

IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three and nine months ended March 31, 2013 and 2012, we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
During the three and nine months ended March 31, 2013, we issued nil and 182,616 Common Shares, respectively, from treasury stock in connection with the settlement of awards granted under our Fiscal 2012 LTIP (three and nine months ended March 31, 2012—nil). See below for more details regarding this settlement.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock options	$1,553	$1,428	$4,120	$3,200
Performance stock units (issued under LTIP)	1,336	3,460	3,996	9,780
Restricted stock units (issued under LTIP)	509	—	886	—
Restricted stock units (other)	123	93	425	93
Deferred stock units (directors)	356	177	716	306
Restricted stock awards (legacy Vignette employees)	—	7	10	27
Total share-based compensation expense	$3,877	$5,165	$10,153	$13,406
Summary of Outstanding Stock Options
As of March 31, 2013, options to purchase an aggregate of 2,188,491 Common Shares were outstanding and 2,691,000 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2012	2,147,151	$40.07
Granted	360,045	54.89
Exercised	(205,455)	28.62
Forfeited or expired	(113,250)	45.27
Outstanding at March 31, 2013	2,188,491	$43.32	4.34	$34,957
Exercisable at March 31, 2013	994,071	$30.43	2.27	$28,537

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted–average fair value of options granted	$18.08	$22.38	$17.17	$21.20
Weighted-average assumptions used:
Expected volatility	36%	42%	37%	42%
Risk–free interest rate	0.76%	0.67%	0.67%	0.70%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	4.35	4.97	4.35	4.81
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
As of March 31, 2013, the total compensation cost related to the unvested stock option awards not yet recognized was $17.8 million, which will be recognized over a weighted-average period of approximately 3.3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2013, cash in the amount of $0.5 million and $5.9 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2013 from the exercise of options eligible for a tax deduction was nil and $0.8 million, respectively.
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
Long-Term Incentive Plans
On September 10, 2007, our Board of Directors (the Board) approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Stock Units (RSUs). Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or which are still not vested, are described below. LTIP grants will be referred to in this document based upon the year in which the grants are expected to vest and be settled.
Grants made in Fiscal 2010 under the LTIP (Fiscal 2012 LTIP) took effect in Fiscal 2010 starting on March 31, 2010. Grants made under the Fiscal 2012 LTIP consisted of PSUs and the Performance Conditions for vesting related to these grants were a combination of market and performance based conditions. We met some of the Performance Conditions and settled the Fiscal 2012 LTIP by issuing 182,616 Common Shares from treasury stock in the three months ended December 31, 2012, with a cost of approximately $8.3 million.
Grants made in Fiscal 2011 under the LTIP (Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on October 29, 2010. Grants made under the Fiscal 2013 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants are a combination of market and performance based conditions. We expect to settle the Fiscal 2013 LTIP awards in stock.

Grants made in Fiscal 2012 under the LTIP (Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants are based solely on market conditions. We expect to settle the Fiscal 2014 LTIP awards in stock.
Grants made in Fiscal 2013 under the LTIP (Fiscal 2015 LTIP) took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted are employee service-based awards and vest over the life of the LTIP. We expect to settle the Fiscal 2015 LTIP awards in stock.
PSUs and RSUs granted under the LTIPs have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value.
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended March 31,		Nine Months Ended March 31,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2013	2012	2013	2012
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	17,314	—	2,147	579	7,427
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	4,646	272	585	870	1,625
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	8,500	787	728	2,184	728
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	3,132	277	—	363	—
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	6,226	509	—	886	—
				39,818	1,845	3,460	4,882	9,780
Of the total compensation cost of $39.8 million noted in the table above, $26.6 million has been recognized to date and the remaining expected total compensation cost of $13.2 million is expected to be recognized over a weighted average period of 2.1 years.
Employee Share Purchase Plan (ESPP)
During the three and nine months ended March 31, 2013, cash in the amount of approximately $0.6 million and $1.6 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and nine months ended March 31, 2012— $0.6 million and $1.6 million).
NOTE 13—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and nine months ended March 31, 2013 and 2012, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest expense	1,777	1,825	1,590	8,284
Penalties expense (recovery)	11	25	47	(7,216)
Total	1,788	1,850	1,637	1,068
As of March 31, 2013 and June 30, 2012, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2013	As of June 30, 2012
Interest expense accrued *	$21,332	$19,316
Penalties accrued *	$5,972	$4,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
Included in the accrual balances as of March 31, 2013 are accrued interest expense and penalties of $0.4 million and $1.9 million, respectively, relating to the acquisition of EasyLink.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2013, could decrease tax expense in the next 12 months by $11.4 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at March 31, 2013, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $0.5 million.
The net increase in tax expense from a $8.5 million tax recovery for the nine months ended March 31, 2012 to a tax expense of $30.6 million for the nine months ended March 31, 2013 was primarily due to the impact of one-time tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc. and Global 360 Holding Corp., in the amount of $30.8 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. The Fiscal 2013 tax expense includes an increase of $5.9 million relating to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements in the tax provision.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2013 and June 30, 2012:

	March 31, 2013				June 30, 2012
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (liability) (note 15)	$(185)	n/a	$(185)	n/a	$283	n/a	$283	n/a
	$(185)	n/a	$(185)	n/a	$283	n/a	$283	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2013 and 2012, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2013 and 2012, we did not have any significant transfers in or out of Level 2 or Level 3.
NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows related to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2013, is recorded within “Accounts payable and accrued liabilities”.
As of March 31, 2013, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $49.8 million (June 30, 2012—$99.6 million).
In addition, in April 2013 we purchased additional forward contracts to sell U.S. dollars in exchange for Canadian dollars in the amount of $49.8 million.

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 14)

		As of March 31, 2013	As of June 30, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(185)	$283
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31, 2013	Nine months ended March 31, 2013		Three months ended March 31, 2013	Nine months ended March 31, 2013		Three months ended March 31, 2013	Nine months ended March 31, 2013
Foreign currency forward contracts	$(1,235)	$1,490	Operating expenses	$(102)	$1,958	N/A	—	—

Three and Nine Months Ended March 31, 2012
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31, 2012	Nine months ended March 31, 2012		Three months ended March 31, 2012	Nine months ended March 31, 2012		Three months ended March 31, 2012	Nine months ended March 31, 2012
Foreign currency forward contracts	$1,964	$(288)	Operating expenses	$(426)	$217	N/A	—	—

NOTE 16—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Fiscal 2013 Restructuring Plan	$3,076	$—	$11,338	$—
Fiscal 2012 Restructuring Plan	237	4,813	1,224	12,938
Fiscal 2011 Restructuring Plan	—	183	(384)	1,157
Fiscal 2010 Restructuring Plan	—	15	(2)	1
Acquisition-related costs	1,148	1,439	2,760	3,335
Other charges	983	—	2,331	1,345
Total	$5,444	$6,450	$17,267	$18,776
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2013 Restructuring Plan, as we execute the remaining restructuring actions. As of March 31, 2013, we expect total costs to be incurred in conjunction with the Fiscal 2013 Restructuring Plan to be approximately $13.3 million, of which $11.3 million has already been recorded within Special charges to date.
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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2013 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$—	$—	$—
Accruals and adjustments	6,421	4,917	11,338
Cash payments	(4,559)	(901)	(5,460)
Foreign exchange	14	22	36
Balance as of March 31, 2013	$1,876	$4,038	$5,914
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
Since the inception of the Fiscal 2012 restructuring plan, $18.1 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2012 Restructuring Plan.

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2013 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Accruals and adjustments	1,242	(18)	1,224
Cash payments	(4,839)	(979)	(5,818)
Foreign exchange	(61)	59	(2)
Balance as of March 31, 2013	$764	$2,417	$3,181
Acquisition-related costs
Included within Special charges for the three and nine months ended March 31, 2013 are costs incurred directly in relation to acquisitions in the amount of $0.6 million and $1.8 million, respectively (three and nine months ended ended March 31, 2012—nil and $1.1 million, respectively). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization, for the three and nine months ended March 31, 2013, in the amount of $0.6 million and $1.0 million, respectively (three and nine months ended March 31, 2012— $1.4 million and $2.2 million, respectively).
Other charges
Included within Special charges are certain “other charges” detailed as follows: For the three months ended March 31, 2013 "other charges" include approximately $0.6 million relating to interest accrued on certain pre-acquisition sales tax liabilities and an additional charge of $0.4 million relating to an allocated portion of a litigation settlement, reached in relation to a legacy acquisition litigation matter. For the nine months ended March 31, 2013 "other charges" include $1.9 million relating to interest accrued on certain pre-acquisition sales tax liabilities and the additional charge of $0.4 million referred to above.
Included within Special charges for the three and nine months ended March 31, 2012 are a recovery of nil and $0.8 million, respectively, relating to a reduction in an asset retirement obligation associated with a leased facility, a recovery of nil and $0.6 million, respectively, relating to a new sublease on a restructured facility acquired in a prior period, and nil and $2.7 million, respectively, related to the write-off of debt issuance costs, associated with our old term loan, that was repaid after we entered into our current credit facility on November 9, 2011.
NOTE 17—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2013— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$620,719	$11,652	$124,937	$484,130	$—
Operating lease obligations*	152,543	8,632	59,276	38,883	45,752
Purchase obligations	8,488	1,869	5,686	933	—
	$781,750	$22,153	$189,899	$523,946	$45,752

*Net of $2.1 million of sublease income to be received from properties which we have subleased to third parties.
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

Litigation
J2 Litigation
j2 Global, Inc. and its wholly-owned subsidiary Advanced Messaging Technologies, Inc. (collectively “j2”) had filed several patent infringement lawsuits alleging that OpenText and its subsidiaries and predecessors-in-interest, Captaris, Inc. (Captaris) and EasyLink Services International Corporation and Xpedite Services LLC (collectively “EasyLink”), were infringing U.S. Patent Nos. 6,208,638, 6,597,688, 7,020,132, 6,350,066, and 6,020,980 by offering fax-related products. j2 had sought injunctions, royalties and damages in this matter.
Through the recent acquisition of EasyLink, OpenText inherited complete carriage of the defense of these cases, which were pending in the United States District Court for the Central District of California. In each of the cases, OpenText and its subsidiaries or predecessors-in-interest had asserted defenses and counterclaims contending that the patents are invalid and not infringed.
OpenText and j2 entered, on April 23, 2013, into a settlement in relation to these disputes, the terms of which include a one-time fee payable by OpenText to j2 of $27.0 million ($16.4 million net of taxation impacts to Open Text), and dismissal of all the lawsuits between the parties with prejudice.
Other Litigation
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended March 31, 2013, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.
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
NOTE 18—ACQUISITIONS
Resonate KT Limited
On March 5, 2013, we acquired Resonate KT Limited (RKT), based in Cardiff, United Kingdom. RKT is a leading provider of software that enables organizations to visualize unstructured data, create new user experiences for Enterprise Content Management (ECM) and xECM for SAP, as well as build industry based applications that maximize unstructured data residing within Content Server, a key component of the OpenText ECM suite. Total consideration for RKT was $20.0 million ($19.4 million - net of cash acquired), paid in cash. In accordance with ASC Topic 805 "Business Combinations" (ASC Topic 805), this acquisition was accounted for as a business combination.
Acquisition related costs for RKT included in Special charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 were $0.2 million.

The results of operations of RKT have been consolidated with those of OpenText beginning March 5, 2013.
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
The following tables summarize the consideration paid for EasyLink and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$342,272

Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income): for the three months ended March 31, 2013	$351
for the nine months ended March 31, 2013	$1,566
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 2, 2012, are set forth below:

Current assets (inclusive of cash acquired of $26,941)	$64,319
Non-current assets	37,537
Intangible customer assets	126,600
Intangible technology assets	70,500
Total liabilities assumed	(145,265)
Total identifiable net assets	153,691
Goodwill	188,581
$342,272
The finalization of the above purchase price allocation is pending the determination of certain potential unrecorded liabilities relating to onerous contracts and sales tax-related matters. We expect to finalize this determination on or before June 30, 2013.
As indicated earlier in note 17 “Guarantees and Contingencies”, OpenText and j2 recently entered into a settlement agreement, the terms of which included the settlement of legacy EasyLink litigation with j2. As this matter related to facts and circumstances that existed at the date of acquisition and based on the fact that the measurement period has been kept open for this and other disclosed matters, we recorded $16.4 million to the purchase price allocation as an accretion to goodwill with a corresponding increase in liabilities. This amount  represents the gross value of the settlement, net of a recovery for taxes expected to be deductible as a result of the payment of the settlement.
No portion of the goodwill recorded upon the acquisition of EasyLink is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $26.2 million. The gross amount receivable was $27.5 million of which $1.3 million of this receivable was expected to be uncollectible.
The amount of EasyLink’s revenues and net income included in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2013, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2011, are set forth below:

	January 1, 2013— March 31, 2013	July 2, 2012— March 31, 2013
Revenues	42,517	130,134
Net Income	3,265	7,310

	Three Months Ended March 31,	Nine Months Ended March 31,
	2012	2012
Supplemental Unaudited Pro forma Information
Total revenues	$337,686	$1,039,210
Net income*	$34,561	$132,162

*Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets. In addition, for the nine months ended March 31, 2012, pro forma net income includes a $13.2 million tax recovery relating to certain one-time tax benefits recognized by EasyLink during the period.
The results of operations of EasyLink were combined with OpenText as of July 2, 2012 and hence there is no "reportable" pro forma impact on revenues and net income for the three and nine months ended March 31, 2013.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cash paid during the period for interest	$3,931	$7,296	$12,473	$11,017
Cash received during the period for interest	$340	$519	$1,071	$961
Cash paid during the period for income taxes	$9,129	$6,401	$46,690	$15,058

Cash paid for taxes for the three and nine months ended March 31, 2013 include payments of nil and $24.2 million, respectively, relating to taxes exigible on internal reorganizations of our international subsidiaries.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic earnings per share
Net income	$25,811	$34,774	$106,348	$117,203
Basic earnings per share	$0.44	$0.60	$1.82	$2.03
Diluted earnings per share
Net income	$25,811	$34,774	$106,348	$117,203
Diluted earnings per share	$0.44	$0.59	$1.80	$2.00
Weighted-average number of shares outstanding
Basic	58,596	58,038	58,514	57,765
Effect of dilutive securities	481	783	487	932
Diluted	59,077	58,821	59,001	58,697
Excluded as anti-dilutive*	1,213	448	1,108	239

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
During the nine months ended March 31, 2013, Mr. Stephen Sadler, a director, earned approximately $0.5 million (nine months ended March 31, 2012—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
On April  24, 2013 we announced we have adopted a policy to declare non-cumulative quarterly dividends to holders of our Common Shares and that our Board of Directors has declared an initial dividend of $0.30 per share, payable on June 21, 2013, to the shareholders of record on May 31, 2013.

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
All comparisons made herein generally refer to the three and nine months ended March 31, 2013 compared with the three and nine months ended March 31, 2012, unless otherwise noted.

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
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $337.7 million, up 15.5% over the same period in the prior fiscal year.

•	License revenue was $69.0 million, up 13.3% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.44 compared to $0.59 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.26 compared to $1.01 in the same period of the prior fiscal year.

•	GAAP-based operating income margin was 12.1% compared to 9.3% in the same period of the prior fiscal year.

•	Non-GAAP-based operating income margin was 26.8% compared to 25.2% in the same period of the prior fiscal year.

•	Operating cash flow was $116.8 million, up 20.9% over the same period in the prior fiscal year, and has exceeded $100.0 million for the first time in OpenText history.

•	Cash and cash equivalents was $446.9 million as of March 31, 2013, compared to $559.7 million as of June 30, 2012.
See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within our traditional Enterprise Content Management (ECM) market and also in the broader Enterprise Information Management (EIM) market. For the fiscal year ending June 30, 2013 (Fiscal 2013), we have made the following acquisitions to date:

•
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a company based in Georgia, USA and a global provider of cloud-based electronic messaging and business integration services for $342.3 million.

•
On March 5, 2013, we acquired Resonate KT Limited (RKT), a company based in Cardiff, United Kingdom, for $20.0 million. RKT is a leading provider of software that enables organizations to visualize unstructured data, create new user experiences for ECM and xECM for SAP, as well as build industry based applications that maximize unstructured data residing within Content Server, a key component of the OpenText ECM suite.

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. See note 18 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.
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

During the first nine months of Fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 provides a more complete discussion of our critical accounting policies and estimates.
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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Total Revenues by Product Type:
License	$69,035	$8,078	$60,957	$200,816	$(14,872)	$215,688
Cloud Services	44,437	44,437	—	135,472	135,472	—
Customer support	166,573	516	166,057	493,327	(113)	493,440
Professional service and other	57,650	(7,683)	65,333	186,454	(6,267)	192,721
Total revenues	337,695	45,348	292,347	1,016,069	114,220	901,849
Total Cost of Revenues	120,777	14,381	106,396	364,139	50,640	313,499
Total GAAP-based Gross Margin	216,918	30,967	185,951	651,930	63,580	588,350
Total GAAP-based Gross Margin %	64.2%		63.6%	64.2%		65.2%
Total GAAP-based Operating Expenses	176,048	17,400	158,648	503,738	25,058	478,680
Total GAAP-based Income from Operations	$40,870	$13,567	$27,303	$148,192	$38,522	$109,670

% Revenues by Product Type:
License	20.4%		20.9%	19.8%		23.9%
Cloud Services	13.2%		—%	13.3%		—%
Customer support	49.3%		56.8%	48.6%		54.7%
Professional service and other	17.1%		22.3%	18.3%		21.4%

Total Cost of Revenues by Product Type:
License	$3,079	$(1,470)	$4,549	$12,578	$(1,339)	$13,917
Cloud Services	18,891	18,891	—	55,435	55,435	—
Customer support	27,497	(490)	27,987	81,597	(1,127)	82,724
Professional service and other	48,252	(4,344)	52,596	144,498	(9,053)	153,551
Amortization of acquired technology-based intangible assets	23,058	1,794	21,264	70,031	6,724	63,307
Total cost of revenues	$120,777	$14,381	$106,396	$364,139	$50,640	$313,499

% GAAP-based Gross Margin by Product Type:
License	95.5%		92.5%	93.7%		93.5%
Cloud Services	57.5%		N/A	59.1%		N/A
Customer support	83.5%		83.1%	83.5%		83.2%
Professional service and other	16.3%		19.5%	22.5%		20.3%

Total Revenues by Geography:
Americas*	$179,437	$25,277	$154,160	$545,744	$73,363	$472,381
EMEA**	125,981	13,803	112,178	368,113	10,140	357,973
Asia Pacific***	32,277	6,268	26,009	102,212	30,717	71,495
Total revenues	$337,695	$45,348	$292,347	$1,016,069	$114,220	$901,849

% Revenues by Geography:
Americas*	53.1%		52.7%	53.7%		52.4%
EMEA**	37.3%		38.4%	36.2%		39.7%
Asia Pacific***	9.6%		8.9%	10.1%		7.9%

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
GAAP-based gross margin	64.2%	63.6%	64.2%	65.2%
GAAP-based operating margin	12.1%	9.3%	14.6%	12.2%
GAAP-based EPS, diluted	$0.44	$0.59	$1.80	$2.00
Non-GAAP-based gross margin ****	71.2%	71.0%	71.2%	72.3%
Non-GAAP-based operating margin ****	26.8%	25.2%	29.2%	27.2%
Non-GAAP-based EPS, diluted ****	$1.26	$1.01	$4.14	$3.43

*	Americas primarily consists of countries in North, Central and South America.
**	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
***	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand
****	See "Use of Non-GAAP Financial Measures" below for a reconciliation of Non-GAAP based measures to GAAP based measures
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
License Revenues:
Americas	$31,776	3,104	$28,672	$94,565	$(11,899)	$106,464
EMEA	30,530	5,569	24,961	84,959	(4,646)	89,605
Asia Pacific	6,729	(595)	7,324	21,292	1,673	19,619
Total License Revenues	69,035	8,078	60,957	200,816	(14,872)	215,688
Cost of License Revenues	3,079	(1,470)	4,549	12,578	(1,339)	13,917
GAAP-based License Margin	$65,956	9,548	$56,408	$188,238	$(13,533)	$201,771
GAAP-based License Margin %	95.5%		92.5%	93.7%		93.5%

% License Revenues by Geography:
Americas	46.0%		47.0%	47.1%		49.4%
EMEA	44.2%		41.0%	42.3%		41.5%
Asia Pacific	9.8%		12.0%	10.6%		9.1%
License revenues increased by $8.1 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This is geographically attributable to an increase in Americas of $3.1 million, and an increase in EMEA of $5.6 million, partially offset by a decrease of $0.6 million in Asia Pacific. Additionally, the increase in license revenues was attributable to a higher number of deals greater than $0.5 million that closed in the third quarter of Fiscal 2013 compared to the same period in the prior fiscal year (21 deals compared to 12).
License revenues decreased by $14.9 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This is geographically attributable to a decrease in Americas of $11.9 million, and a decrease of $4.6 million in EMEA, partially offset by an increase of $1.7 million in Asia Pacific. Additionally, the decrease in license revenues was attributable to a lower number of deals greater than $0.5 million that closed during the period compared to the same period in the prior fiscal year (48 deals compared to 63).
Cost of license revenues decreased during the three and nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This is primarily due to lower third party technology costs.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Cloud Services:
Americas	$29,169	29,169	N/A	$87,630	87,630	N/A
EMEA	6,761	6,761	N/A	20,356	20,356	N/A
Asia Pacific	8,507	8,507	N/A	27,486	27,486	N/A
Total Cloud Services Revenues	44,437	44,437	—	135,472	135,472	—
Cost of Cloud Services Revenues	18,891	18,891	—	55,435	55,435	—
GAAP-based Cloud Services Revenues Margin	$25,546	25,546	$—	$80,037	80,037	$—
GAAP-based Cloud Services Revenues Margin %	57.5%		N/A	59.1%		N/A

% Cloud Services Revenues by Geography:
Americas	65.6%		N/A	64.7%		N/A
EMEA	15.3%		N/A	15.0%		N/A
Asia Pacific	19.1%		N/A	20.3%		N/A
As a result of our EasyLink acquisition on July 2, 2012, during the first quarter of Fiscal 2013 we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as separate line items within "Revenues" and "Cost of Revenues", respectively, in our Condensed Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts were not material.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Customer Support Revenues:
Americas	$89,108	(2,269)	$91,377	$265,809	2,043	$263,766
EMEA	64,156	2,192	61,964	188,691	(4,408)	193,099
Asia Pacific	13,309	593	12,716	38,827	2,252	36,575
Total customer support revenues	166,573	516	166,057	493,327	(113)	493,440
Cost of Customer Support Revenues	27,497	(490)	27,987	81,597	(1,127)	82,724
GAAP-based Customer Support Margin	$139,076	1,006	$138,070	$411,730	1,014	$410,716
GAAP-based Customer Support Margin %	83.5%		83.1%	83.5%		83.2%

% Customer Support Revenues by Geography:
Americas	53.5%		55.0%	53.9%		53.5%
EMEA	38.5%		37.3%	38.2%		39.1%
Asia Pacific	8.0%		7.7%	7.9%		7.4%
Customer support revenues increased by $0.5 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $2.2 million, and an increase in Asia Pacific of $0.6 million, partially offset by a decrease in the Americas of $2.3 million.
Customer support revenues decreased by $0.1 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in the Americas of $2.0 million, and an increase in Asia Pacific of $2.3 million, partially offset by a a decrease in EMEA of $4.4 million.
Cost of customer support revenues was relatively stable, with margins remaining at approximately 83% during the three and nine months ended March 31, 2013, as compared to the same period in the prior fiscal year.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Professional Service and Other Revenues:
Americas	$29,384	(4,727)	$34,111	$97,739	(4,412)	$102,151
EMEA	24,534	(718)	25,252	74,108	(1,160)	75,268
Asia Pacific	3,732	(2,238)	5,970	14,607	(695)	15,302
Total Professional Service and Other Revenues	57,650	(7,683)	65,333	186,454	(6,267)	192,721
Cost of Professional Service and Other Revenues	48,252	(4,344)	52,596	144,498	(9,053)	153,551
GAAP-based Professional Service and Other Revenues Margin	$9,398	(3,339)	$12,737	$41,956	2,786	$39,170
GAAP-based Professional Service and Other Revenues Margin %	16.3%		19.5%	22.5%		20.3%

% Professional Service and Other Revenues by Geography:
Americas	51.0%		52.2%	52.4%		53.0%
EMEA	42.5%		38.7%	39.8%		39.1%
Asia Pacific	6.5%		9.1%	7.8%		7.9%
Professional service and other revenues decreased by $7.7 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $4.7 million, a decrease in EMEA of $0.7 million, and a decrease in Asia Pacific of $2.2 million.
Professional service and other revenues decreased by $6.3 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $4.4 million, a decrease of $1.2 million in EMEA, and a decrease of $0.7 million in Asia Pacific.
Cost of professional service and other revenues decreased during the three and nine months ended March 31, 2013 by $4.3 million and $9.1 million, respectively, as compared to the same period in the prior fiscal year. This is primarily due to lower professional service and other revenues, as well as the reduction in the use of subcontractors.
As a result of efficiencies achieved and improved utilization, we have experienced increased margins in professional services during the nine months ended March 31, 2013. However, we experienced lower margins during the three months ended March 31, 2013 due to lower professional service and other revenues as compared to the same period in the prior fiscal year.
Amortization of Acquired Technology-based Intangible Assets
Amortization of acquired technology-based intangible assets increased during the three and nine months ended March 31, 2013 by approximately $1.8 million and $6.7 million, respectively, as compared to the same period in the prior fiscal year. This is due to the acquisition of EasyLink during Fiscal 2013.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Research and development	$43,003	1,265	$41,738	$121,627	(6,221)	$127,848
Sales and marketing	77,327	7,755	69,572	209,819	6,916	202,903
General and administrative	27,061	5,062	21,999	85,199	12,313	72,886
Depreciation	6,064	637	5,427	18,278	1,959	16,319
Amortization of acquired customer-based intangible assets	17,149	3,687	13,462	51,548	11,600	39,948
Special charges	5,444	(1,006)	6,450	17,267	(1,509)	18,776
Total operating expenses	$176,048	17,400	$158,648	$503,738	25,058	$478,680

In % of Total Revenues:
Research and development	12.7%		14.3%	12.0%		14.2%
Sales and marketing	22.9%		23.8%	20.7%		22.5%
General and administrative	8.0%		7.5%	8.4%		8.1%
Depreciation	1.8%		1.9%	1.8%		1.8%
Amortization of acquired customer-based intangible assets	5.1%		4.6%	5.1%		4.4%
Special charges	1.6%		2.2%	1.7%		2.1%
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

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$1,512	$(1,585)
Contract labour and consulting	(901)	(3,820)
Share based compensation	(565)	(1,580)
Travel and communication	(375)	(1,558)
Facilities	(292)	(2,300)
Other miscellaneous	1,886	4,622
Total year-over-year change in research and development expenses	$1,265	$(6,221)
Research and development expenses increased by $1.3 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was primarily due to a $1.5 million increase in payroll and payroll-related benefits as a result of growth in the development employee base, partially offset by a $0.9 million decrease in fees related to contract labour and consulting services.
Research and development expenses decreased by $6.2 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was primarily due to a decrease in fees related to contract labour and consulting services of $3.8 million, and a decrease in payroll and payroll-related benefits of $1.6 million, which was the result of a redeployment of development employees to foster continued expansion in the EIM market. Correspondingly, the change in labour resources resulted in a decrease in travel and communication, in the amount of $1.5 million, and the use of facility and related resources, in the amount of $2.3 million.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$5,677	$10,451
Commissions	(2,237)	(12,083)
Contract labour and consulting	(570)	(1,255)
Share based compensation	73	(54)
Travel and communication	1,270	889
Marketing expenses	2,804	7,752
Facilities	1,211	2,227
Other miscellaneous	(473)	(1,011)
Total year-over-year change in sales and marketing expenses	$7,755	$6,916
Sales and marketing expenses increased by $7.8 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This is due to an increase in payroll and payroll-related benefits of $5.7 million and an increase in marketing expenses of $2.8 million. This increase was partially offset by a decrease in commission benefits of $2.2 million, which was largely the result of lower year to date license revenues.
Sales and marketing expenses increased by $6.9 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This is primarily due to a $10.4 million increase in payroll and payroll-related benefits and an increase of $7.8 million in marketing expenses. This increase was partially offset by a $12.1 million decrease in commission benefits resulting from lower year to date license revenues.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2013 and 2012	2013 and 2012
Payroll and payroll-related benefits	$2,268	$4,318
Contract labour and consulting	(177)	(712)
Share based compensation	(1,017)	(1,994)
Travel and communication	1,712	2,712
Facilities and Information Technology (IT) costs	(991)	(1,370)
Other miscellaneous	3,267	9,359
Total year-over-year change in general and administrative expenses	$5,062	$12,313
General and administrative expenses increased during the three and nine months ended March 31, 2013 by $5.1 million and $12.3 million, respectively, as compared to the same period in the prior fiscal year. This is due to an increase in other miscellaneous expenses, and payroll and payroll-related benefits, which was primarily due to the short-term impact of the acquisition of EasyLink. General and administrative expenses as a percentage of revenue remained relatively stable at approximately 8% for each of the relevant periods.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Depreciation	$6,064	$637	$5,427	18,278	1,959	16,319

Depreciation expenses increased during the three and nine months ended March 31, 2013 by $0.6 million and $2.0 million, respectively, as compared to the same period in the prior fiscal year. This is primarily due to the acquisition of EasyLink during Fiscal 2013.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Amortization of acquired customer-based intangible assets	$17,149	$3,687	$13,462	51,548	11,600	39,948
Acquired customer-based intangible assets amortization expense increased during the three and nine months ended March 31, 2013 by $3.7 million and $11.6 million, respectively, as compared to the same period in the prior fiscal year. This is due to the acquisition of EasyLink during Fiscal 2013.
Special charges:
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, acquisition related costs and other similar charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Special charges	$5,444	$(1,006)	$6,450	17,267	(1,509)	18,776
Special charges decreased by $1.0 million during the three months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was primarily due to the substantial completion of our Fiscal 2012 restructuring activities, offset by an increase in other charges.
Special charges decreased by $1.5 million during the nine months ended March 31, 2013, as compared to the same period in the prior fiscal year. This was primarily due to a reduction in restructuring activity costs of $1.9 million.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change	2012	2013	Change	2012
Other income (expense), net	$237	$2,041	$(1,804)	1,707	(8,438)	10,145

Net Interest Expense
Net interest expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change	2012	2013	Change	2012
Interest expense, net	$(4,109)	652	$(4,761)	(12,992)	(1,838)	(11,154)
Net interest expense decreased during the three months ended March 31, 2013 by $0.7 million as compared to the same period in the prior fiscal year. This was primarily due to less interest paid on the Term Loan resulting from the reduced principal amount and lower interest rates.
Net interest expense increased during the nine months ended March 31, 2013 by $1.8 million as compared to the same period in the prior fiscal year. This increase is primarily due to interest incurred on a new credit facility we entered into on November 9, 2011, which resulted in additional borrowings, as compared to our outstanding debt during the nine months ended March 31, 2012. For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Provision for income taxes	$11,187	$25,223	$(14,036)	30,559	39,101	(8,542)
The net increase from a $14.0 million tax recovery for the three months ended March 31, 2012 to a tax expense of $11.2 million for the three months ended March 31, 2013 was primarily due to the one-time impact of tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Global 360 Holding Corp.
The net increase from a $8.5 million tax recovery for the nine months ended March 31, 2012 to a tax expense of $30.6 million for the nine months ended March 31, 2013 was primarily due to the one-time impact of tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc. and Global 360 Holding Corp., in the amount of $30.8 million, and a Canadian election to file tax returns in U.S. dollar functional currency, in the amount of $5.9 million. The Fiscal 2013 tax expense includes an increase of $5.9 million relating to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences is due to normal course movements and non-material items.

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
The following charts provide unaudited reconciliations of U.S. GAAP based financial measures to non-U.S. GAAP based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the three months ended March 31, 2013 and 2012, respectively.
(in thousands except for per share data)

	Three Months Ended March 31,
	2013				2012
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Cloud Services	18,891	(50)	(1)	18,841	—	—		—
Customer Support	27,497	(130)	(1)	27,367	27,987	(53)	(1)	27,934
Professional Service and Other	48,252	(295)	(1)	47,957	52,596	(203)	(1)	52,393
Amortization of acquired technology-based intangible assets	23,058	(23,058)	(2)	—	21,264	(21,264)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	216,918	23,533		240,451	185,951	21,520		207,471
Operating Expenses
Research and development	43,003	(498)	(1)	42,505	41,738	(1,028)	(1)	40,710
Sales and marketing	77,327	(2,634)	(1)	74,693	69,572	(2,594)	(1)	66,978
General and administrative	27,061	(270)	(1)	26,791	21,999	(1,287)	(1)	20,712
Amortization of acquired customer-based intangible assets	17,149	(17,149)	(2)	—	13,462	(13,462)	(2)	—
Special charges	5,444	(5,444)	(3)	—	6,450	(6,450)	(3)	—
GAAP-based income from operations/ Non-GAAP-based income from operations	40,870	49,528		90,398	27,303	46,341		73,644
Other income (expense), net	237	(237)	(4)	—	(1,804)	1,804	(4)	—
Provision for (recovery of) income taxes	11,187	893	(5)	12,080	(14,036)	23,680	(5)	9,644
GAAP-based net income/ Non-GAAP-based net income	25,811	48,398	(6)	74,209	34,774	24,465	(6)	59,239
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$0.44	$0.82	(6)	$1.26	$0.59	$0.42	(6)	$1.01

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31,
	2013		2012
		Per share diluted		Per share diluted
Non-GAAP-based net income	$74,209	$1.26	$59,239	$1.01
Less:
Amortization	40,207	0.68	34,726	0.59
Share-based compensation	3,877	0.07	5,165	0.09
Special charges	5,444	0.09	6,450	0.11
Other (income) expense, net	(237)	—	1,804	0.03
GAAP-based provision for (recovery of) income taxes	11,187	0.19	(14,036)	(0.24)
Non-GAAP based provision for income taxes	(12,080)	(0.21)	(9,644)	(0.16)
GAAP-based net income	$25,811	$0.44	$34,774	$0.59

Reconciliation of selected GAAP-based measures to Non-GAAP based measures for the nine months ended March 31, 2013 and 2012, respectively.
(in thousands except for per share data)

	Nine Months Ended March 31,
	2013				2012
	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based	GAAP-based Measures	Adjust-ments	Note	Non-GAAP-based
Cost of revenues
Cloud Services	55,435	(80)	(1)	55,355	—	—		—
Customer Support	81,597	(275)	(1)	81,322	82,724	(112)	(1)	82,612
Professional Service and Other	144,498	(660)	(1)	143,838	153,551	(408)	(1)	153,143
Amortization of acquired technology-based intangible assets	70,031	(70,031)	(2)	—	63,307	(63,307)	(2)	—
GAAP-based gross profit/ Non-GAAP-based gross profit	651,930	71,046		722,976	588,350	63,827		652,177
Operating Expenses
Research and development	121,627	(1,167)	(1)	120,460	127,848	(2,872)	(1)	124,976
Sales and marketing	209,819	(5,953)	(1)	203,866	202,903	(6,040)	(1)	196,863
General and administrative	85,199	(2,018)	(1)	83,181	72,886	(3,974)	(1)	68,912
Amortization of acquired customer-based intangible assets	51,548	(51,548)	(2)	—	39,948	(39,948)	(2)	—
Special charges	17,267	(17,267)	(3)	—	18,776	(18,776)	(3)	—
GAAP-based income from operations/ Non-GAAP-based income from operations	148,192	148,999		297,191	109,670	135,437		245,107
Other income (expense), net	1,707	(1,707)	(4)	—	10,145	(10,145)	(4)	—
Provision for (recovery of) income taxes	30,559	9,229	(5)	39,788	(8,542)	41,295	(5)	32,753
GAAP-based net income/ Non-GAAP-based net income	106,348	138,063		244,411	117,203	83,997		201,200
GAAP-based earnings per share/ Non GAAP-based earnings per share-diluted	$1.80	$2.34		$4.14	$2.00	$1.43		$3.43

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(6)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31,
	2013		2012
		Per share diluted		Per share diluted
Non-GAAP-based net income	$244,411	$4.14	$201,200	$3.43
Less:
Amortization	121,579	2.06	103,255	1.76
Share-based compensation	10,153	0.17	13,406	0.23
Special charges	17,267	0.29	18,776	0.32
Other (income) expense, net	(1,707)	(0.03)	(10,145)	(0.17)
GAAP-based provision for (recovery of) income taxes	30,559	0.52	(8,542)	(0.15)
Non-GAAP based provision for income taxes	(39,788)	(0.67)	(32,753)	(0.56)
GAAP-based net income	$106,348	$1.80	$117,203	$2.00

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
(In thousands)	2013	Change increase (decrease)	2012
Cash and cash equivalents	$446,911	$(61,995)	$508,906

Cash provided by operating activities	$253,285	$66,641	$186,644
Cash used in investing activities	$(351,658)	$(75,376)	$(276,282)
Cash provided by (used in) financing activities	$(14,866)	$(333,058)	$318,192
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less. We do not hold any securities or other investments at this time.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, and operating needs for the next 12 months. However, any material or further acquisition-related activities may require additional sources of financing.
We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Cash flows provided by operating activities
Cash flows from operating activities increased by $66.6 million during the nine months ended March 31, 2013 as compared to the same period in the prior fiscal year due to an increase in net income before the impact of non-cash items of $21.3 million and increased working capital changes of $45.3 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities increased by $75.4 million during the nine months ended March 31, 2013 as compared to the same period in the prior fiscal year. This was the result of an increase in acquisition related spending of $81.0 million, partially offset by a $5.6 million decrease in additions of property and equipment.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the repurchases of our Common Shares.
Cash flows provided by financing activities decreased by $333.1 million during the nine months ended March 31, 2013 as compared to the same period in the prior fiscal year. In Fiscal 2012 we borrowed $600 million under our new Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $284.6 million. The remaining difference was due to principal payments of $23.0 million on our debt facilities and less cash collected from the issuance of Common Shares in Fiscal 2013.
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
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of March 31, 2013, we have not drawn any amounts on the Revolver.
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

As of March 31, 2013, we were in compliance with all covenants relating to this credit facility. For more details relating to our Term Loan, see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2013. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of March 31, 2013, the carrying value of the mortgage was $11.0 million.
Pensions
As of March 31, 2013, our total unfunded pension plan obligation was $25.0 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course of operations. For a detailed discussion, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2013— June 30, 2013	July 1, 2013— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017 and beyond
Long-term debt obligations	$620,719	$11,652	$124,937	$484,130	$—
Operating lease obligations*	152,543	8,632	59,276	38,883	45,752
Purchase obligations	8,488	1,869	5,686	933	—
	$781,750	$22,153	$189,899	$523,946	$45,752

*Net of $2.1 million of sublease income to be received from properties which we have subleased to third parties.
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

Litigation
J2 Litigation
j2 Global, Inc. and its wholly-owned subsidiary Advanced Messaging Technologies, Inc. (collectively “j2”) had filed several patent infringement lawsuits alleging that OpenText and its subsidiaries and predecessors-in-interest, Captaris, Inc. (Captaris) and EasyLink Services International Corporation and Xpedite Services LLC (collectively “EasyLink”), were infringing U.S. Patent Nos. 6,208,638, 6,597,688, 7,020,132, 6,350,066, and 6,020,980 by offering fax-related products. j2 had sought injunctions, royalties and damages in this matter.
Through the recent acquisition of EasyLink, OpenText inherited complete carriage of the defense of these cases, which were pending in the United States District Court for the Central District of California. In each of the cases, OpenText and its subsidiaries or predecessors-in-interest had asserted defenses and counterclaims contending that the patents are invalid and not infringed.
OpenText and j2 entered, on April 23, 2013, into a settlement in relation to these disputes, the terms of which include a one-time fee payable by OpenText to j2 of $27.0 million ($16.4 million net of taxation impacts to OpenText), and dismissal of all the lawsuits between the parties with prejudice.
Other Litigation
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended March 31, 2013, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.
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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of March 31, 2013, we had an outstanding balance of $562.5 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.5%. As of March 31, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.6 million, assuming that the loan balance as of March 31, 2013 is outstanding for the entire period.
Foreign currency risk
Our reporting currency is the U.S. dollar. On account of our international operations, a substantial portion of our cash and cash equivalents is held in currencies other than the U.S. dollar. As of March 31, 2013, this balance represented approximately 40% of our total cash and cash equivalents. A 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents by approximately 4%. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada. Based on the foreign exchange forward contracts outstanding as at March 31, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.5 million in fair value of our existing foreign exchange forward contracts.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The declaration, payment and amount of dividends will be made in the discretion of our Board of Directors and will depend on a number of factors.
We have adopted a policy to declare non-cumulative quarterly dividends on our Common Shares. The declaration, payment and amount of any dividends will be made pursuant to our dividend policy and is subject to final determination each quarter by our Board of Directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements  and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Payment of dividends is also subject to relevant contractual limitations, including those in our existing credit agreement. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board of Directors will not decide to reduce, suspend or discontinue the payment of dividends in the future.
Item 5. Other Information
Revised Employment Agreement
On April 23, 2013 the Company entered into a revised employment agreement with Mr. Tom Jenkins, the Company's Chief Strategy Officer. A copy of the employment agreement between Mr. Jenkins and the Company is attached as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement, dated April 23, 2013 between Tom Jenkins and the Company
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

*    Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: April 25, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)