Form 10-K
period 2013-06-30
OPEN TEXT CORP
filed 2013-08-01
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2012, the end of the registrant's most recently completed second fiscal quarter, was approximately $2.6 billion. The number of the Registrant's Common Shares outstanding as of July 26, 2013 was 59,063,078.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

PART I

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2013, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.

Item 1.    Business
Overview
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; (ii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012; and (ii) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
General
We are an independent company providing a comprehensive suite of software products that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today, which is the explosive growth of information in terms of volume and formats. Our software allows organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our products offering provides solutions which help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and ensure the security and privacy of information demanded in today's highly regulated climate. In addition, our products provide the benefits of organizing and managing business content, while leveraging it to operate more efficiently and effectively. OpenText products incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market.
As we continue to expand our product offerings through internal development and acquisitions, we have evolved from our heritage in pure Enterprise Content Management (ECM) into a broader and more comprehensive market category known as Enterprise Information Management (EIM). EIM, which forms its foundation on ECM, also includes a much richer set of capabilities that allow organizations to do more than simply “manage” content by optimizing the value of business information while reducing the costs associated with capturing, storing, and managing it. In addition to ECM, these capabilities are: Business Process Management (BPM), Customer Experience Management (CEM), Information Exchange (iX), and Discovery. In Fiscal 2013, we completed our evolution from being an ECM company to an EIM company.

At its core, EIM is about helping organizations get the most out of information. Our goal is to build on our leadership in ECM, BPM, CEM, and iX, and to expand our position in Discovery, while continuing to expand our leadership in EIM. Our EIM offerings are designed to deliver:

i)	Increased compliance with information governance resulting in reduced exposure to risk of regulatory sanctions related to how information is handled and protected;

ii)	Lower cost of storage and management of information through improved classification and archiving strategies;

iii)	Reduced infrastructure costs due to, among other factors, legacy decommissioning capabilities of EIM and cloud and hosted services deployment models;

iv)
Improved innovation, productivity and time-to-market as a result of letting employees, partners and customers work with information and collaborate in ways which are intuitive, automated, and flexible; and

v)	Increased revenue streams with the enablement of easy expansion across new channels and, ultimately, new markets.
We track our business through four revenue streams: license, cloud services, customer support, and professional services. License revenue refers to the sale of our software product offerings, which provide information security and governance for all content and all business processes across the enterprise. The second component, cloud services revenue, refers to the sale of services arrangements. The third component is customer support revenue, whereby we provide renewable, ongoing support and maintenance to customers who have purchased our products. The fourth component is revenue from professional services, which represents consulting fees we receive for providing implementation, training, and process and system integration services in relation to our product offerings. For information regarding our revenues and assets by geography for Fiscal 2013, Fiscal 2012 and Fiscal 2011, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
OpenText Portfolios Related to Licensing Revenue
The licensing of our products consists of the following components:
Enterprise Content Management
ECM is an integrated set of technologies that manage information throughout its lifecycle and improve business productivity, all while mitigating the risk and controlling the costs of growing volumes of content.
Our ECM capabilities include the following:

•
Content Management provides a repository for business documents (such as those created with Microsoft Office, AutoCAD and Adobe Acrobat/PDF) and allows for the organizing, displaying, classifying, access control, version control, event auditing, rendition, and search of documents and other content types.

•
Collaboration offers a range of software “tools” designed to facilitate people, teams, and partners working with each other in the context of content and business processes. These tools include project and community workspaces, real-time instant messaging, instant online meetings, screen sharing, “wikis”, polls, cloud-based file sharing, blogs, and discussion forums.

•
Records Management enables control of the complete lifecycle of content management by associating retention and disposition rules to control if and when content can or must be deleted or archived on storage media.

•
Email Management services are designed to enable the archiving, control, and monitoring of email, regardless of platform, to reduce the size of the email database, improve email server performance, control the lifecycle of email content, and monitor email content to improve compliance.

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

•
Dynamic Case Management (DCM) solutions combine workflow, content management, business rules, portal, and collaboration tools to collectively allow for the completion of an entire 'case' or unit of work. Instead of following predefined and structured processes typical to other BPM applications, DCM enables users to adapt to changing requirements and define tasks needed to resolve or complete a specific case.

•
Smart Process Applications are a new generation of tailored, prepackaged BPM solutions to manage both structured and unstructured processes. Each application takes advantage of process and case management, content management, capture, collaboration, analytics, customer communications, and information awareness capabilities which increase departmental (such as finance, human resources, marketing) or industry-specific (such as claims management for insurance) efficiencies.

•
High Volume Imaging provides the software capabilities for digesting, classifying and managing high volumes of business documents in both paper and electronic format. These solutions are typically used in conjunction with highly structured process automation and content retrieval mechanisms.

•
Strategic Business Planning and Modeling solutions deliver a complete platform for enterprise business planning, modeling, and architecture that enable customers to implement best-practice solutions to their most pressing process and information management challenges and execute on operational planning and transformation initiatives.

•
Reporting and Analytic solutions deliver dashboard reporting capabilities designed to increase operational visibility, improve performance measurement, determine bottlenecks and identify process issues, and, ultimately, enhance overall business decision-making.

Customer Experience Management
CEM delivers business outcomes by optimizing and automating the way an organization interacts with its stakeholders across various digital touch points.
Our CEM capabilities include the following:

•	Web Content Management provides software for authoring, maintaining, and administering websites designed to offer a “visitor experience” that integrates content from internal and external sources.

•	Digital Asset Management provides a set of content management services for browsing, searching, viewing, assembling, and delivering rich media content such as images, audio and video.

•	Social Media applications help companies “socialize” their web presence by adding blogs, wikis, ratings and reviews, and build communities for public websites and employee intranets.

•
Customer Communications Management software uses advanced analytics capabilities that make it possible for organizations to process and deliver highly personalized documents in paper or electronic format rather than a “one message fits all” approach.

•
Portal enables organizations to aggregate, integrate and personalize corporate information and applications and provide a central, contextualized, and personalized view of information for executives, departments, partners, and customers.

•
Mobility Solutions provide enterprises with packaged applications for enterprise information management systems as well as a mobile application platform for customers, partners, and enterprises to create their own mobile applications and offer information search and access from smartphones, tablets, and other mobile devices.

Information Exchange
iX is a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise.
Our iX capabilities include the following:

•
Capture systems convert documents from analog sources, such as paper or facsimile (fax), to electronic documents and apply value-added functions, such as optical / intelligent character recognition (OCR/ICR) and barcode scanning, and then release these documents into OpenText or third party repositories where they can be stored, managed, and searched.

•	EDI Services help optimize the efficiency, reliability, and reach of an enterprise's electronic supply chain while reducing costs, infrastructure and overhead.

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

Discovery
Discovery solutions organize and visualize all relevant content and make it possible for business users to quickly locate information and make better informed decisions based on timely, contextualized information.
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

•
Information Access Platform makes it possible for organizations to deal with the issue of so-called “information silos” resulting from, for instance, numerous legacy systems, multiple business applications for the same solution, in-house built systems and acquired company infrastructure. An information access platform allows organizations to consolidate, decommission, archive, migrate, or otherwise consolidate content from virtually any system or information repository.

OpenText Worldwide Cloud Services
Cloud services revenues consist of services arrangements primarily attributable to our acquisition of EasyLink Services International Corporation (EasyLink) in Fiscal 2013. These arrangements allow our customers to make use of OpenText and legacy EasyLink software, services and content over Internet enabled networks supported by our data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure.  Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided. Cost of cloud services revenue is comprised primarily of third party network usage fees, maintenance of in-house data centers, technical support personnel-related costs and some third party royalty costs.
OpenText Worldwide Customer Support
The first year of our customer support offering is usually purchased by customers together with the purchase of our EIM product offerings, and then renewed on an annual basis. Through our OpenText customer support programs, customers receive access to software upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review “trouble tickets”. Additionally, our customer support teams handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.
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
Our learning services consultants analyze our customers' education and training needs, focusing on key learning outcomes and timelines, with a view to creating an appropriate education plan for the employees of our customers who work with our products. Education plans are designed to be flexible and can be applied to any phase of implementation: pilot, roll-out, upgrade or refresher. OpenText learning services employ a blended approach by combining mentoring, instructor-led courses, webinars, eLearning and focused workshops.

Our hosting services provide an alternative method of deployment of products and services and aim to achieve optimum performance without the administrative and implementation costs associated with installing and managing an in-house system.
Marketing and Sales
Customers
Our customer base consists of a number of Global 2000 organizations, mid-market companies and government agencies. Historically, including Fiscal 2013, no single customer has accounted for 10% or more of our revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2013 we generated approximately 53% of our revenues from inside our “Americas” region, which primarily consists of countries in North, Central, and South America, and approximately 47% outside the Americas region. We make direct sales of products and services through our global network of subsidiaries. Generally, each of our subsidiaries license our software and then make sales and provide services to customers in its local country as well as in foreign countries where we do not have a local subsidiary.
OpenText Global Partner Program
We also market our products worldwide through indirect channels. We partner with prominent organizations in the enterprise software and hardware industries in an effort to enhance the value of our solutions and the investments our customers have made in their existing systems. We strive to create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value. We have two broad categories of partnerships: Industry Alliances and Global Systems Integrators.
Industry Alliances
These alliances are strategic partnerships, cultivated over time and often involve close collaboration of the partner's solution and our solution to create an extended and integrated solution for the customer.
OpenText and SAP
OpenText and SAP have shared years of partnership and close collaboration. Our solutions help customers improve the way they manage content from SAP systems in order to assist them to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive all content for SAP systems, including data, multimedia content, and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. OpenText products are typically used by SAP customers as part of their key business processes.
OpenText and Microsoft Corporation
Our strategic alliance with Microsoft offers integration between our EIM solutions and Microsoft's desktop and server products, such as Microsoft SharePoint. Microsoft and OpenText have partnered to drive the creation of comprehensive business and industry-specific EIM solutions leveraging customers' significant investments in the Microsoft platform and productivity applications.We provide support for Microsoft platforms such as Windows and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an OpenText customer to work with information from Enterprise Resource Planning, Customer Relationship Management, EIM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.
OpenText and Oracle Corporation
For more than ten years, OpenText has developed innovative solutions for Oracle applications that enhance the experience and productivity of users working with these tools. OpenText is committed to continued development that extends and enhances the Oracle application and technology portfolio. Our partnership extends our enterprise solutions framework and builds upon the OracleFusion-based integration between OpenText and Oracle. Ultimately, our alliance with Oracle enables our customers to fortify their existing investments in Oracle applications, particularly in accounts payable, and report and output management solutions. We provide a comprehensive portfolio of solutions that enhance Oracle applications such as PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World, Oracle E-Business Suite, and Siebel.

Global Systems Integrators
Our Systems Integrator partners create an extended organization to develop technologies, repeatable service offerings, and turnkey solutions that enhance the way our customers leverage our software. We work closely with our Systems Integrator partners to support and implement new and evolving industry standards.
Accenture Ltd., a global management consulting, technology services and outsourcing company, is one of our Systems Integrator partners. Together we provide strategic EIM solutions. Accenture's extensive experience with enterprise-rollout planning and design, combined with our EIM technology, provides solutions designed to address an organization's EIM requirements.
Deloitte Consulting LLP is also one of our Systems Integrator partners. Together we help organizations build value through improved ECM performance. Deloitte's consulting expertise provides value across human capital, strategy and operations and technology within multiple industries around the world.
Other OpenText Systems Integrator partners include Cap Gemini Inc., CGI Group Inc. (through its acquisition of Logica plc) and ATOS Origin.
International Markets
As a global provider of EIM software, OpenText products are supported in more than 140 countries. We provide our product offerings worldwide. Our geographic coverage allows us to draw on business and technical expertise from a geographically diverse workforce, providing greater stability to our operations and revenue streams by diversifying our portfolio to better mitigate against the risks of a single geographically focused business.
There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Competition
The market for our products is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Many of our competitors are larger than us, such as International Business Machines Corporation (IBM), EMC Corporation (EMC), Hewlett-Packard Company (HP) and Adobe. In certain markets, OpenText competes with Oracle and Microsoft, which are also partners. In addition there are numerous, other niche software vendors in the information management space such as j2 and Pegasystems Inc. that compete with OpenText in certain segments of the EIM market. We also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $164.0 million for Fiscal 2013, $169.0 million for Fiscal 2012 and $146.0 million for Fiscal 2011. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operation. We expect to continue to invest in research and development, notably, in areas such as cloud computing, mobility and social media.

Acquisitions during the last five fiscal years
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the marketplace and elsewhere in the high technology industry.
In Fiscal 2013, we completed the following acquisitions:

•
On May 23, 2013, we acquired ICCM Professional Services Limited (ICCM), a company based in Malmesbury, United Kingdom, for $18.9 million. ICCM is a provider of IT service management software solutions.

•
On March 5, 2013, we acquired Resonate KT Limited (RKT), a company based in Cardiff, United Kingdom, for $20.0 million. RKT is a leading provider of software that enables organizations to visualize unstructured data, create new user experiences for ECM and xECM for SAP, as well as build industry-based applications that maximize unstructured data residing within Content Server, a key component of the OpenText ECM suite.

•
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a company based in Georgia, USA and a global provider of cloud-based electronic messaging and business integration services for $342.3 million.

Prior to Fiscal 2013, we completed the following acquisitions:

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

•
On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a software company based in Dallas, Texas, for $256.6 million. Global 360 offers case management and document-centric business process management (BPM) solutions. The acquisition continued our expansion into the BPM market and added to our technology, talent, services, partner and geographical strengths.

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

•
On April 16, 2010, we acquired for $4.0 million the key assets of New Generation Consulting, Inc., a Chicago, Illinois based professional services company that delivers content enabled solutions to various U.S. based customers. This acquisition enhanced our professional services capabilities for content enabled solutions on Oracle business applications.

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
Employees
As of June 30, 2013, we employed a total of approximately 5,000 individuals. The approximate composition of our employee base is as follows: (i) 1,100 employees in sales and marketing, (ii) 1,300 employees in product development, (iii) 200 employees in cloud services, (iv) 950 employees in professional services, (v) 700 employees in customer support, and (vi) 750 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions where we operate, a “Workers' Council” represents our employees.
Available Information
Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Information on our Investors page and information contained in our website or that can be accessed through our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated herein or therein by reference. Reference to our website is made as an inactive textual reference. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
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

Weakened economic conditions and uncertainty could adversely affect our operating results
Our overall performance depends in part on worldwide economic conditions. The United States, the European Union and other key international economies have experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that the downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Events in the financial markets in the past several years have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer's network or networks. As a result, the licensing and implementing our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also because of the seasonal fluctuation in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. Over the past several fiscal years, we have experienced a lengthening of our sales cycle as customers include more personnel in their decisions and focus on more enterprise-wide licensing arrangements. In the current economic environment it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to license our software is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.

Our success depends on our relationships with strategic partners, distributors, and third party service providers and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, or service from third party providers could materially impact our revenues
We rely on close cooperation with partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing of software products other than ours (which could include competitors' products) or may not devote sufficient resources to marketing our software products. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing our software products or providing adequate internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce revenues.
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media and software as a service (SaaS). In addition, our software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third party software to develop new software products and enhancements to existing software products, or to complete the development of new software products which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products and services could be rendered obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of growing the capabilities of our EIM software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for EIM capabilities. The primary market for our software products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products and services and enhancements to current software products and services, (iii) complete customer implementations on a timely basis, or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially affected.
Our investment in our current research and development efforts may not provide a sufficient, timely return
The development of EIM software products is a costly, complex and time-consuming process, and the investment in EIM software product development often involves a long wait until a return is achieved on such an investment. We are making, and will continue to make, significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors, including the degree of innovation of the software products and services developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated software product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new software product and service investments may not be achieved for a number of years, if at all. Moreover, new software products and services may not be profitable, and even if they are profitable, operating margins for new software products and services may not be as high as the margins we have experienced for our current or historical software products and services.
Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs
We may determine that certain software product candidates or programs do not have sufficient potential to warrant the continued allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a software product in development in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a project that does not provide a return on our investment and we may have missed the opportunity to have allocated those resources to potentially more productive uses and this may negatively impact our business, operating results and financial condition.
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code or to make certain derivative works available to others. We monitor and control the use of open source software in our products and in any third party software that is incorporated into our products.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties have and will continue to assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically our agreements with our partners and end-users contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
The loss of licenses to use third party software or the lack of support or enhancement of such software could adversely affect our business
We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our software products. For a limited number of our product modules, we rely on software products that we license from third-parties, including software that is integrated with internally developed software and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, or enhance any of such software, could result in increased costs, lost revenues or delays until equivalent software is internally developed or licensed from another third party and integrated with our software. Such increased costs, lost revenues or delays could adversely affect our business.
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer similar solutions as we do, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of EIM delivery, different from that which we offer, our business and operating results could also be materially and adversely affected.
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse affect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our software products and services by replacing competitors which are comparable in size to our Company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products and/or services that compete with our software products and services or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our software products and services on the basis of price, marketing, services or support. They also have the ability to introduce items that compete with our maturing software products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the software products and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth, improved economies of scale or put us at a disadvantage to our better capitalized competitors.
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. Thus, we continue to seek opportunities to acquire or invest in businesses, products and technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our Common Shares.
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
If we are not able to attract and retain top employees, our ability to compete may be harmed
Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services.
Our compensation structure may hinder our efforts to attract and retain vital employees
A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be proscribed by the government or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.
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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel IT related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favourable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
The restructuring of our operations may adversely affect our business or our finances and we may incur restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. As well, such costs would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse on our business, operating results and financial condition.
Our international operations expose us to business risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing software products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer. Moreover, in any given quarter, a change in foreign exchange rates may adversely affect our revenues, earnings or other financial measures.
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our software products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors which may become apparent only after the products are installed in an end-user's network. The occurrence of errors and failures in our software products could result in the delay or the denial of market acceptance of our products and alleviating such errors and failures may require us to make significant expenditure of our resources. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors and failures may be materially damaging. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
Our developments of Internet and intranet applications depend and will continue to depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunication and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centres in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure our systems and data centres will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Any business disruption could negatively affect our business, operating results or financial condition.
In addition, if data security is compromised, this could materially and adversely affect our future operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are significant to these customers. Although we do not have a history of data security breaches, nor do we reasonably believe that our data systems will be compromised in the future, if our systems are attacked or accessed by unauthorized parties, it could lead to major disruption and loss of customer data which may involve us having to spend material resources on correcting the breach and indemnifying the relevant parties which could have adverse effects on our future business, operating results and financial condition.
Unauthorized disclosures and breaches of security data may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, affecting both of our businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation and other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience, and we are likely to continue to experience, significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as international trade policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy or a continued weakening of the economy in a particular region or economic or business uncertainty could cancel or delay customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.

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
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in note 2 “Significant Accounting Policies” in our notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us and our transfer pricing methodology based upon our limited risk distributor model, the result of which could have a material adverse effect on our financial condition and results of operations. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements, and this difference may materially affect our financial results in the period or periods for which such determination is made.
We may have exposure to greater than anticipated state tax liabilities in the United States as a result of our acquisition of EasyLink
Certain EasyLink cloud service offerings may be subject to telecommunications excise, franchise and sales taxes in states where EasyLink may not have collected and remitted such taxes from customers. We believe that the delivery of such cloud services are not “telecommunication services”, and therefore, we believe that such cloud service offerings are not subject to various telecommunication taxes, including telecommunications excise, franchise and sales tax. However, certain state taxing authorities may disagree with this position and may continue to audit our cloud service offerings and may subject us to payments (including interest and penalties) on account of such taxes. In the event that actual results differ from our reserves established in this regard, we may need to record additional expense that could have a material impact on our financial condition and results of operations.
For more details see note 13 "Guarantees and Contingencies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The declaration, payment and amount of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors
We have adopted a policy to declare non-cumulative quarterly dividends on our Common Shares. The declaration, payment and amount of any dividends will be made pursuant to our dividend policy and is subject to final determination each quarter by our Board of Directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreement. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board of Directors will not decide to reduce, suspend or discontinue the payment of dividends in the future.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 232,000 square feet of owned facilities and approximately 1,260,000 square feet of leased facilities.
Owned Facilities
Our headquarters is located in Waterloo, Ontario, Canada, and it consists of approximately 232,000 square feet. We currently utilize approximately 208,000 square feet of the facility. The land upon which the buildings stand is leased from the University of Waterloo for a period of 49 years beginning in December 2005, with an option to renew for an additional term of 49 years. The option to renew is exercisable by us upon providing written notice to the University of Waterloo not earlier than the 40th anniversary and not later than the 45th anniversary of the lease commencement date.
We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage, please refer to note 10 “Long-term Debt” to our consolidated financial statements, under Item 8 of this Annual Report on Form 10-K.
Leased Facilities
We lease approximately 1,260,000 square feet both domestically and internationally. Our significant leased facilities include the following:

•	Grasbrunn facility, located in Germany, totaling approximately 123,000 square feet of office and storage;

•	Richmond Hill facility, located in Ontario, Canada, totaling approximately 101,000 square feet;

•	Hyderabad facility, located in India, totaling approximately 99,000 square feet;

•	Tinton Falls facility, located in New Jersey, United States, totaling approximately 90,000 square feet;

•	Bellevue facility, located in Washington, United States, totaling approximately 55,000 square feet;

•	Ottawa facility, located in Ontario, Canada, totaling approximately 33,000 square feet;

•	Austin facility, located in Texas, United States, totaling approximately 32,000 square feet;

•	Reading facility, located in Berkshire, United Kingdom, totaling approximately 30,000 square feet;

•	Konstanz facility, located in Germany, totaling approximately 29,000 square feet;

•	Norcross facility, located in Georgia, United States, totaling approximately 22,000 square feet; and

•	Tokyo facility, located in Chiyoda-ku, Tokyo, Japan, totaling approximately 22,000 square feet
Due to restructuring and merger integration initiatives, we have vacated approximately 168,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.

Item 3.    Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation please refer to note 13 “Guarantees and Contingencies” to our Consolidated Financial Statements, under Item 8 of this Annual Report on Form 10-K
Item 4.    Mine Safety Disclosures
Not applicable.

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

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$73.77	$53.62	$75.19	$55.01
Third Quarter	$60.25	$53.53	$60.51	$55.10
Second Quarter	$58.71	$50.51	$58.31	$50.12
First Quarter	$57.47	$44.67	$56.30	$44.76

Fiscal Year Ended June 30, 2012:
Fourth Quarter	$62.70	$45.27	$62.08	$46.63
Third Quarter	$62.70	$47.99	$62.66	$48.67
Second Quarter	$61.94	$47.52	$62.83	$50.55
First Quarter	$72.32	$46.34	$69.15	$46.10
On July 26, 2013, the closing price of our Common Shares on the NASDAQ was $71.51 per share, and on the TSX was Canadian $73.44 per share.
As at July 26, 2013, we had 341 shareholders of record holding our Common Shares of which 296 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
Pursuant to a policy adopted by our  Board of Directors in April 2013 to pay non-cumulative quarterly dividends, we paid our first quarterly cash dividend of $0.30 per Common Share in June 2013 . We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreement.
Stock Purchases
No shares were repurchased during the three months ended June 30, 2013.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2013 the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•
an index of companies in the software application industry which is maintained by Zacks Investment Research, which is the exclusive provider of Morningstar Industry data (herein referred to as the “Morningstar Index”);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.

The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2008, as compared with the cumulative return on a $100 investment in the Morningstar Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (collectively referred to as the “Indices”) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.
The chart below provides information with respect to the value of $100 invested on June 30, 2008 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011	June 30, 2012	June 30, 2013
Open Text Corporation	$100.00	$113.46	$116.95	$199.44	$155.45	$214.24
Morningstar Index	$100.00	$78.87	$96.55	$138.38	$136.32	$159.13
NASDAQ Composite	$100.00	$80.85	$93.76	$124.45	$133.15	$156.59
S&P/TSX Composite	$100.00	$65.15	$79.76	$106.18	$90.20	$94.17

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the U.S. Securities Act of 1933, as amended, or the U.S. Securities Exchange Act of 1934, as amended, the foregoing “Stock Performance Graph and Cumulative Total Return” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.
For information relating to our various stock compensation plans, see Item 12 of this Annual Report on Form 10-K.
Canadian Tax Matters
Dividends
Since June 21, 2013 and unless stated otherwise, dividends paid by the Company to Canadian residents are eligible dividends as per the Income Tax Act (Canada).

Non-residents of Canada
Dividends paid or credited to non-residents of Canada are subject to a 25% withholding tax unless reduced by treaty. Under current tax treaties, U.S. and U.K. residents are subject to a 15% withholding tax.
Beginning in 2012, the Canada Revenue Agency has introduced new rules requiring residents of any country with which Canada has a tax treaty to certify that they reside in that country and are eligible to have Canadian non-resident tax withheld on the payment of dividends at the tax treaty rate. Registered shareholders should have completed the Declaration of Eligibility for Benefits under a Tax Treaty for a Non-Resident Taxpayer and returned it to our transfer agent, ComputerShare Investor Services Inc.
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986 (the “Code”) and is a citizen or resident of the United States and not of Canada, a corporation organized under the laws of the United States or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the Company's voting power; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold ordinary shares as part of a “straddle”, “hedge”, or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the 1980 U.S. - Canada Income Tax Convention (the Convention), the administrative practices published by the U.S. Internal Revenue Service (“IRS”) and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.
Distributions on the Common Shares
Subject to the discussion below under “Passive Foreign Investment Company Rules,” U.S. holders generally will treat the gross amount of distributions paid by the Company equal to the U.S. dollar value of such dividends on the date the dividends are received or treated as received (based on the exchange rate on such date), without reduction for Canadian withholding tax, as dividend income for U.S. federal income tax purposes to the extent of the Company's current and accumulated earnings and profits. Because the Company does not expect to maintain calculations of its earnings and profits under U.S. federal income tax principles, it is expected that distributions paid to U.S. holders generally will be reported as dividends.
Individual U.S. holders will generally be eligible to treat dividends as “qualified dividend income” taxable at a maximum rate of 20%, with certain exceptions for short-term and hedged positions, and provided that the Company is not during this tax year (and was not during its most recent completed tax year) classified as a “passive foreign investment company” as described below under “Passive Foreign Investment Company Rules”. Dividends paid on the Common Shares generally will not be eligible for the “dividends received” deduction allowed to corporate U.S. holders in respect of dividends from U.S. corporations.
If a U.S. holder receives foreign currency on a distribution that is not converted into U.S. dollars on the date of receipt, the U.S. holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date the dividends are received or treated as received. Any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including an exchange for U.S. dollars, will be U.S. source ordinary income or loss.
The amount of Canadian tax withheld generally will give rise to a foreign tax credit or deduction for U.S. federal income tax purposes. Dividends paid by the Company generally will constitute “passive category income” for purposes of the foreign tax credit (or in the case of certain U.S. holders, “general category income”). The Code, as modified by the Convention, applies various limitations on the amount of foreign tax credit that may be available to a U.S. taxpayer. The Common Shares are currently traded on both the NASDAQ and TSX. Dividends paid by a foreign corporation that is at least 50% owned by U.S. persons may be treated as U.S. source income (rather than foreign source income) for foreign tax credit purposes to the extent the foreign corporation has more than an insignificant amount of U.S. source earnings and profits. Although this rule does not appear to be intended to apply in the context of a public company such as the Company, we are not aware of any authority that would render it inapplicable. In part because the Company does not expect to calculate its earnings and profits for U.S. federal income tax purposes, the effect of this rule may be to treat all or a portion of any dividends paid by the Company as U.S. source income, which in turn may limit a U.S. holder's ability to claim a foreign tax credit for the Canadian withholding taxes payable in respect of the dividends. Subject to limitations, the Code permits a U.S. holder entitled to benefits under the Convention to elect to treat any dividends paid by the Company as foreign-source income for foreign tax credit purposes. The foreign tax credit rules are complex. U.S. holders should consult their own tax advisors with respect to the implications of those rules for their investments in the Common Shares.
Sale, Exchange, Redemption or Other Disposition of Common Shares
Subject to the discussion below under “Passive Foreign Investment Company Rules,” the sale of Common Shares generally will result in the recognition of gain or loss to the holder in an amount equal to the difference between the amount realized and the U.S. holder's adjusted basis in the Common Shares. A U.S. holder's tax basis in a Common Share will generally equal the price it paid for the Common Share. Any capital gain or loss will be long-term if the Common Shares have been held for more than one year. The deductibility of capital losses is subject to limitations.
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a “passive foreign investment company,” or “PFIC.” If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2012 or 2013 taxable years. In addition, based on a review of the Company's audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate becoming a PFIC for the 2014 taxable year.
Information Reporting and Backup Withholding
Except in the case of corporations or other exempt holders, dividends paid to a U.S. holder may be subject to U.S. information reporting requirements and may be subject to backup withholding unless the U.S. holder provides an accurate taxpayer identification number on a properly completed IRS Form W-9 and certifies that no loss of exemption from backup withholding has occurred. The amount of any backup withholding will be allowed as a credit against the U.S. holder's U.S. federal income tax liability and may entitle the U.S. holder to a refund, provided that certain required information is timely furnished to the IRS.

Item 6.	Selected Financial Data
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited financial statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to, EasyLink Services International Corp., Global 360 Holding Corp., Metastorm Inc., Vignette Corporation and Captaris Inc. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
(In thousands, except per share data)
Statement of Income Data:
Revenues	$1,363,336	$1,207,473	$1,033,303	$912,023	$785,665
Net income	$148,520	$125,174	$123,203	$89,212	$56,938
Net income per share, basic	$2.53	$2.16	$2.16	$1.59	$1.09
Net income per share, diluted	$2.51	$2.13	$2.11	$1.55	$1.07
Weighted average number of Common Shares outstanding, basic	58,604	57,890	57,077	56,280	52,030
Weighted average number of Common Shares outstanding, diluted	59,062	58,734	58,260	57,385	53,271

	As of June 30,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$2,654,817	$2,444,293	$1,932,363	$1,715,682	$1,507,236
Long-term liabilities *	$789,726	$788,107	$477,545	$404,912	$500,070
Cash dividends per Common Share	$0.30	$—	$—	$—	$—
* includes long term debt

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
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
All dollar and percentage comparisons made herein under the sections titled “Fiscal 2013 Compared to Fiscal 2012” refer to the twelve months ended June 30, 2013 (Fiscal 2013) compared with the twelve months ended June 30, 2012 (Fiscal 2012). All dollar and percentage comparisons made herein under the sections titled “Fiscal 2012 Compared to Fiscal 2011” refer to Fiscal 2012 compared with the twelve months ended June 30, 2011 (Fiscal 2011).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of software products that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today, which is the explosive growth of information in terms of volume and formats. Our software allows organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our products offering provides solutions which help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and ensure the security and privacy of information demanded in today's highly regulated climate. In addition, our products provide the benefits of organizing and managing business content, while leveraging it to operate more efficiently and effectively. OpenText products incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 5,000 people worldwide.
Fiscal 2013 Highlights:
As we continue to expand our product offerings through internal development and acquisitions, we have evolved from our heritage in pure Enterprise Content Management (ECM) into a broader and more comprehensive market category known as Enterprise Information Management (EIM). EIM, which forms its foundation on ECM, also includes a much richer set of capabilities that allow organizations to do more than simply “manage” content by optimizing the value of business information while reducing the costs associated with capturing, storing, and managing it. In addition to ECM, these capabilities are: Business Process Management (BPM), Customer Experience Management (CEM), Information Exchange (iX), and Discovery. In Fiscal 2013, we completed our evolution from being an ECM company to an EIM company.
Fiscal 2013 was a successful year for us. The followings are highlights of our operating results:

•	Total revenue was $1,363.3 million, up 12.9% from Fiscal 2012.

•	License revenue was $279.6 million, down 4.8% from Fiscal 2012.

•	GAAP-based EPS, diluted, was $2.51 compared to $2.13 in Fiscal 2012.

•	Non-GAAP-based EPS, diluted, was $5.57 compared to $4.60 in Fiscal 2012.

•	GAAP-based operating margin was 14.5% compared to 12.4% in Fiscal 2012.

•	Non-GAAP-based operating margin was 29.3% compared to 27.3% in Fiscal 2012.

•	Operating cash flow was $318.5 million, up 19.5% from Fiscal 2012.

•	Cash and cash equivalents was $470.4 million as of June 30, 2013, compared to $559.7 million as of June 30, 2012.

•	During Fiscal 2013 we declared our first ever quarterly dividend at the rate of $0.30 per Common Share, equivalent to a cash payout of approximately $17 million.
See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the EIM market. We made three acquisitions during Fiscal 2013.

•	On May 23, 2013, we acquired ICCM Professional Services Limited (ICCM), a provider of IT service management software solutions, based in Malmesbury, United Kingdom, for $18.9 million.

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

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. See note 18 “Acquisitions” to our Consolidated Financial Statements for more details.
Outlook for Fiscal 2014
We believe we have a strong position in the EIM market. Our goal is to build on our leadership in ECM, BPM, CEM, and iX and to expand our position in Discovery, while continuing to expand our leadership in EIM. We continue to have approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue. Also, in Fiscal 2013 we recognized cloud services revenue and we expect this service to be an important growth driver in the future. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce our impact from a downturn in the economy that may occur in any one specific region.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Goodwill,

(iii)	Acquired intangibles,

(iv)	Restructuring charges,

(v)	Business combinations,

(vi)	Foreign currency, and

(vii)	Income taxes.
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
Cloud revenues
Cloud revenues consist of subscription revenues for our software as a service offering. The majority of the contracts for our software as a service offering are based on customers' usage over a period and the revenue associated with those contracts are recognized once the usage has been measured, the fee fixed and determinable and collection is probable. Some of the contracts for our software as a service offering have an established fixed periodic fee and the revenue associated with those contracts are recognized ratably over the term of the contract.
The majority of our hosting services contracts have an established fixed periodic fee and the revenue associated with those are recognized ratably over the term of the contract.
Service revenues
Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services are recognized at the time such services are rendered.

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
Deferred revenues
Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months after the signing of the agreement.
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
When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (POC) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the resulting loss will be recognized immediately.
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
We recognize revenues relating to sales through resellers when all the recognition criteria have been met, in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenues to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.
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

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of Enterprise Information Management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
Effective Fiscal 2013, we opted to perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value our reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
Our annual impairment analysis of goodwill was performed as of April 1, 2013. Our qualitative assessment indicated that there were no indications of impairment and the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2013 (No impairments were recorded for Fiscal 2012 and Fiscal 2011).
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
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (see note 17 "Special charges" to our Consolidated Financial Statements for more details).
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
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in our provision for income taxes in our Consolidated Statement of Income.
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) included in the consolidated statements of income under the line item “Other income (expense)” for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $(2.6) million, $3.6 million and $(6.6) million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income, however, in Fiscal 2012 we changed this policy to recognize both items within the "Provision for (recovery of) Income Taxes"

line of our Consolidated Statements of Income (see note 14 "Income Taxes" to our Consolidated Financial Statements for more details).
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

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Total Revenues by Product Type:
License	$279,598	$(14,121)	$293,719	$24,517	$269,202
Cloud services	173,799	173,799	—	—	—
Customer support	658,216	1,648	656,568	96,027	560,541
Professional service and other	251,723	(5,463)	257,186	53,626	203,560
Total revenues	1,363,336	155,863	1,207,473	174,170	1,033,303
Total Cost of Revenues	485,904	67,886	418,018	76,998	341,020
Total GAAP-based Gross Profit	877,432	87,977	789,455	97,172	692,283
Total GAAP-based Gross Margin %	64.4%		65.4%		67.0%
Total GAAP-based Operating Expenses	679,767	39,672	640,095	98,417	541,678
Total GAAP-based Income from Operations	$197,665	$48,305	$149,360	$(1,245)	$150,605

% Revenues by Product Type:
License	20.5%		24.3%		26.1%
Cloud services	12.7%		—%		—%
Customer support	48.3%		54.4%		54.2%
Professional service and other	18.5%		21.3%		19.7%

Total Cost of Revenues by Product Type:
License	$16,107	$(1,926)	$18,033	$(251)	$18,284
Cloud services	72,365	72,365	—	—	—
Customer support	106,948	(3,556)	110,504	23,670	86,834
Professional service and other	196,874	(8,035)	204,909	37,055	167,854
Amortization of acquired technology-based intangible assets	93,610	9,038	84,572	16,524	68,048
Total cost of revenues	$485,904	$67,886	$418,018	$76,998	$341,020

% GAAP-based Gross Margin by Product Type:
License	94.2%		93.9%		93.2%
Cloud services	58.4%		N/A		N/A
Customer support	83.8%		83.2%		84.5%
Professional service and other	21.8%		20.3%		17.5%

Total Revenues by Geography:
Americas (1)	$734,586	$99,126	$635,460	$90,739	$544,721
EMEA (2)	492,906	18,488	474,418	55,069	419,349
Asia Pacific(3)	135,844	38,249	97,595	28,362	69,233
Total revenues	$1,363,336	$155,863	$1,207,473	$174,170	$1,033,303

% Revenues by Geography:
Americas (1)	53.9%		52.6%		52.7%
EMEA (2)	36.1%		39.3%		40.6%
Asia Pacific (3)	10.0%		8.1%		6.7%

	Year Ended June 30,
(In thousands)	2013	2012	2011
GAAP-based gross margin	64.4%	65.4%	67.0%
GAAP-based operating margin	14.5%	12.4%	14.6%
GAAP-based EPS, diluted	$2.51	$2.13	$2.11
Non-GAAP-based gross margin (4)	71.3%	72.5%	73.6%
Non-GAAP-based operating margin (4)	29.3%	27.3%	27.5%
Non-GAAP-based EPS, diluted (4)	$5.57	$4.60	$4.07

(1)	Americas primarily consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures
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

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
License Revenues:
Americas	$133,936	$(11,757)	$145,693	$5,738	$139,955
EMEA	116,208	(4,645)	120,853	10,114	110,739
Asia Pacific	29,454	2,281	27,173	8,665	18,508
Total License Revenues	279,598	(14,121)	293,719	24,517	269,202
Cost of License Revenues	16,107	(1,926)	18,033	(251)	18,284
GAAP-based License Gross Profit	$263,491	$(12,195)	$275,686	$24,768	$250,918
GAAP-based License Gross Margin %	94.2%		93.9%		93.2%

% License Revenues by Geography:
Americas	47.9%		49.6%		52.0%
EMEA	41.6%		41.1%		41.1%
Asia Pacific	10.5%		9.3%		6.9%
Fiscal 2013 Compared to Fiscal 2012:
License revenues decreased by $14.1 million, which was geographically attributable to a decrease in Americas of $11.8 million, and a decrease in EMEA of $4.6 million, partially offset by an increase of $2.3 million in Asia Pacific. Additionally, the decrease in license revenues was attributable to a lower number of deals greater than $0.5 million that closed during Fiscal 2013 as compared to the prior fiscal year (68 deals in Fiscal 2013 compared to 83 in Fiscal 2012).
Cost of license revenues decreased by $1.9 million, primarily due to lower license revenue attainment as well as lower third party technology costs. Overall gross margin percentages on cost of license revenues remained relatively stable at 94%.

Fiscal 2012 Compared to Fiscal 2011:
License revenues increased by $24.5 million, which was geographically attributable to an increase in Americas of $5.7 million, an increase in EMEA of $10.1 million, and an increase in Asia Pacific of $8.7 million. Overall in Fiscal 2012 we experienced an increase in the number of deals greater than $1 million (24 deals in Fiscal 2012 compared to 23 in Fiscal 2011) along with an increase in the proportion of revenues that came from our partner program (45% in Fiscal 2012 compared to 41% in Fiscal 2011). Additionally, license revenue was favourably influenced by the impact of acquisitions.
Cost of license revenues decreased slightly by $0.3 million. The decrease in costs was primarily due to lower third party technology costs. Overall gross margin percentage on cost of license revenues remained relatively stable.
2)    Cloud Services:
Cloud services revenues consist of services arrangements primarily attributable to our acquisition of EasyLink. These arrangements allow our customers to make use of legacy EasyLink and OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period.  Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided. Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Cloud Services:
Americas	$112,725	N/A	N/A	—	N/A
EMEA	26,248	N/A	N/A	—	N/A
Asia Pacific	34,826	N/A	N/A	—	N/A
Total Cloud Services Revenues	173,799	—	—	—	—
Cost of Cloud Services Revenues	72,365	N/A	N/A	—	N/A
GAAP-based Cloud Services Gross Profit	$101,434	$—	$—	—	$—
GAAP-based Cloud Services Gross Margin %	58.4%		N/A		N/A

% Cloud Services Revenues by Geography:
Americas	64.9%		N/A		N/A
EMEA	15.1%		N/A		N/A
Asia Pacific	20.0%		N/A		N/A
Fiscal 2013 Compared to Fiscal 2012:
As a result of our EasyLink acquisition on July 2, 2012, during the first quarter of Fiscal 2013 we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as separate line items within "Revenues" and "Cost of Revenues", respectively, in our Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts were not material.
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

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Customer Support Revenues:
Americas	$354,859	$1,888	$352,971	$53,285	$299,686
EMEA	251,543	(2,996)	254,539	31,617	222,922
Asia Pacific	51,814	2,756	49,058	11,125	37,933
Total Customer Support Revenues	658,216	1,648	656,568	96,027	560,541
Cost of Customer Support Revenues	106,948	(3,556)	110,504	23,670	86,834
GAAP-based Customer Support Gross Profit	$551,268	$5,204	$546,064	$72,357	$473,707
GAAP-based Customer Support Gross Margin %	83.8%		83.2%		84.5%

% Customer Support Revenues by Geography:
Americas	53.9%		53.8%		53.5%
EMEA	38.2%		38.8%		39.8%
Asia Pacific	7.9%		7.4%		6.7%
Fiscal 2013 Compared to Fiscal 2012:
Customer support revenues increased by $1.6 million, which was geographically attributable to an increase in Asia Pacific of $2.8 million, an increase in the Americas of $1.9 million, partially offset by a decrease in EMEA of $3.0 million.
Cost of customer support revenues was relatively stable, with margins remaining at approximately 83%.
Fiscal 2012 Compared to Fiscal 2011:
Customer support revenues increased by $96.0 million which was geographically attributable to an increase in Americas of $53.3 million, an increase in EMEA of $31.6 million and an increase in Asia Pacific of $11.1 million. Overall we saw that recent acquisitions had favourably influenced revenue growth across all geographic regions.
Cost of customer support revenues increased by $23.7 million. The increase in costs was primarily due to higher direct costs incurred as a result of increased customer support revenues, as well as an increase in the installed base of third party products. Overall gross margin percentage on customer support revenues remained relatively stable.
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

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Professional Service and Other Revenues:
Americas	$133,074	$(3,722)	$136,796	$31,716	$105,080
EMEA	98,899	(127)	99,026	13,338	85,688
Asia Pacific	19,750	(1,614)	21,364	8,572	12,792
Total Professional Service and Other Revenues	251,723	(5,463)	257,186	53,626	203,560
Cost of Professional Service and Other Revenues	196,874	(8,035)	204,909	37,055	167,854
GAAP-based Professional Service and Other Gross Profit	$54,849	$2,572	$52,277	$16,571	$35,706
GAAP-based Professional Service and Other Gross Margin %	21.8%		20.3%		17.5%

% Professional Service and Other Revenues by Geography:
Americas	52.9%		53.2%		51.6%
EMEA	39.3%		38.5%		42.1%
Asia Pacific	7.8%		8.3%		6.3%
Fiscal 2013 Compared to Fiscal 2012:
Professional service and other revenues decreased by $5.5 million, which was geographically attributable to a decrease in Americas of $3.7 million, a decrease in Asia Pacific of $1.6 million, and a decrease in EMEA of $0.1 million.
Cost of professional service and other revenues decreased by $8.0 million. This is primarily due to lower professional service and other revenues as well as the reduction in the use of subcontractors. As a result of efficiencies achieved and improved utilization, we have experienced increased margins in professional services during Fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011:
Professional service and other revenues increased by $53.6 million which was geographically attributable to an increase in Americas of $31.7 million, an increase in EMEA of $13.3 million and an increase in Asia Pacific of $8.6 million. Overall we saw that recent acquisitions had favourably influenced revenue growth across all geographic regions.
Cost of professional service and other revenues increased by $37.1 million, primarily as a result of an increase in direct labour and other labour related costs associated with an increase in service and other revenues. Overall gross margin on services and other revenues increased as a result of improved utilization.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Amortization of acquired technology-based intangible assets	$93,610	$9,038	$84,572	$16,524	$68,048
Fiscal 2013 Compared to Fiscal 2012:
Amortization of acquired technology-based intangible assets increased by $9.0 million, primarily due to the acquisition of EasyLink during Fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011:
Amortization of acquired technology-based intangible assets increased by $16.5 million due to acquisitions during Fiscal 2012.

Operating Expenses

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Research and development	$164,010	$(5,033)	$169,043	$23,051	$145,992
Sales and marketing	289,157	14,613	274,544	42,212	232,332
General and administrative	109,325	12,253	97,072	10,376	86,696
Depreciation	24,496	2,909	21,587	(529)	22,116
Amortization of acquired customer-based intangible assets	68,745	15,419	53,326	14,360	38,966
Special charges	24,034	(489)	24,523	8,947	15,576
Total operating expenses	$679,767	$39,672	$640,095	$98,417	$541,678

% of Total Revenues:
Research and development	12.0%		14.0%		14.1%
Sales and marketing	21.2%		22.7%		22.5%
General and administrative	8.0%		8.0%		8.4%
Depreciation	1.8%		1.8%		2.1%
Amortization of acquired customer-based intangible assets	5.0%		4.4%		3.8%
Special charges	1.8%		2.0%		1.5%
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

	Year-over-Year Change between Fiscal
(In thousands)	2013 and 2012	2012 and 2011
Payroll and payroll-related benefits	$(594)	$17,875
Contract labour and consulting	(4,715)	(295)
Share based compensation	(2,106)	1,325
Travel and communication	(1,453)	(27)
Facilities	(2,874)	3,716
Other miscellaneous	6,709	457
Total year-over-year change in research and development expenses	$(5,033)	$23,051
Fiscal 2013 Compared to Fiscal 2012:
Research and development expenses decreased by $5.0 million, primarily due to a decrease in fees related to contract labour and consulting services of $4.7 million as we reduced the usage of external services and replaced them with internal resources. Correspondingly, the change in contract labour resources resulted in a $2.9 million decrease in the use of facilities and facility-related resources as well as a decrease in travel and communication expenses of $1.5 million as steps were taken to further reduce costs. Overall, our research and development expenses, as a percentage of total revenues, have decreased to approximately 12%.
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
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Year-over-Year Change between Fiscal
(In thousands)	2013 and 2012	2012 and 2011
Payroll and payroll-related benefits	$16,632	$24,721
Commissions	(16,385)	8,836
Contract labour and consulting	(2,258)	(837)
Share based compensation	(361)	3,244
Travel and communication	2,459	3,391
Marketing expenses	13,148	1,388
Facilities	2,739	2,274
Other miscellaneous	(1,361)	(805)
Total year-over-year change in sales and marketing expenses	$14,613	$42,212
Fiscal 2013 Compared to Fiscal 2012:
Sales and marketing expenses increased by $14.6 million, primarily due to a $16.6 million increase in payroll and payroll-related benefits and a $13.1 million increase in marketing expenses. These increases were driven by an initiative to increase sales force capacity and to increase marketing spend to leverage future sales growth. These increases were partially offset by a $16.4 million decrease in commission benefits resulting from lower license revenues. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased slightly to approximately 21%.
Fiscal 2012 Compared to Fiscal 2011:
Sales and marketing expenses increased by $42.2 million, primarily due to an increase in payroll and payroll-related benefits of $24.7 million and an increase in commissions of $8.8 million. These increases were driven largely by the additional headcount we incurred as a result of acquisitions and as a result of increased hiring we did as we continue to expand and grow our business globally. Travel and communication expenses increased commensurate with the increased scale of operations year over year. Share based compensation expense increased as a result of an increase in LTIP expenses that were recorded. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained relatively stable at approximately 22%.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Year-over-Year Change between Fiscal
(In thousands)	2013 and 2012	2012 and 2011
Payroll and payroll-related benefits	$8,040	$6,881
Contract labour and consulting	(1,359)	(350)
Share based compensation	(593)	1,882
Travel and communication	3,052	167
Facilities	(1,569)	331
Other miscellaneous	4,682	1,465
Total year-over-year change in general and administrative expenses	$12,253	$10,376
Fiscal 2013 Compared to Fiscal 2012:
General and administrative expenses increased by $12.3 million due to an increase in other miscellaneous expenses, and payroll and payroll-related benefits, resulting primarily from the short-term impact of the acquisition of EasyLink. General and administrative expenses as a percentage of revenue remained relatively stable at approximately 8%.

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
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Depreciation	$24,496	$2,909	$21,587	$(529)	$22,116
Fiscal 2013 Compared to Fiscal 2012:
Depreciation expenses increased by $2.9 million, primarily due to the acquisition of EasyLink during Fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011:
Depreciation expenses have remained relatively stable in Fiscal 2012.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Amortization of acquired customer-based intangible assets	$68,745	$15,419	$53,326	$14,360	$38,966
Fiscal 2013 Compared to Fiscal 2012:
Acquired customer-based intangible assets amortization expense increased by $15.4 million, primarily due to the acquisition of EasyLink during Fiscal 2013.
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

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Special charges	$24,034	$(489)	$24,523	$8,947	$15,576
Fiscal 2013 Compared to Fiscal 2012:
Special charges decreased by $0.5 million, primarily due a $1.7 million reduction in restructuring activities, offset by a $1.4 million increase in other charges.

Fiscal 2012 Compared to Fiscal 2011:
Special charges increased by $8.9 million during Fiscal 2012 primarily due to new restructuring activities implemented during the first quarter of Fiscal 2012 and on account of additional acquisition-related costs.
For more details on Special charges, see note 17 "Special Charges" to our Consolidated Financial Statements.
Net Other Income (Expense)
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). These income (expenses) are dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity and we are unable to predict the impact of these income (expenses) on our net income.

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Other income (expense), net	$(2,473)	$(6,022)	$3,549	$9,568	$(6,019)
Net Interest Expense
Net interest expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Interest expense, net	$16,982	$1,418	$15,564	$7,112	$8,452
Fiscal 2013 Compared to Fiscal 2012:
Net interest expense increased by $1.4 million, primarily due to interest incurred on the new credit facility we entered into on November 9, 2011, which resulted in additional borrowings, as compared to our outstanding debt during Fiscal 2012.
Fiscal 2012 Compared to Fiscal 2011:
Net interest expense increased by $7.1 million, primarily due to interest incurred on the new credit facility we entered into on November 9, 2011.
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
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in Luxembourg.

	Year Ended June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Provision for income taxes	$29,690	$17,519	$12,171	$(760)	$12,931

Fiscal 2013 Compared to Fiscal 2012:
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to 16.6% for Fiscal 2013 from 8.9% for Fiscal 2012 primarily due to greater tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries of Metastorm Inc. and Global 360 Holding Corp. (Global 360) and a Canadian election to file tax returns in U.S. dollar functional currency. The Fiscal 2013 tax expense also includes an increase in tax expense related to the impact of adjustments in the United States and Australia upon filing of tax returns, which is offset by tax benefits achieved on account of tax years becoming statute barred for purposes of uncertain tax positions, as well as a decrease in the impact of valuation allowances. The remainder of the differences are due to normal course movements and non material items.
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

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (non-GAAP).These non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its consolidated financial statements, all of which should be considered when evaluating the Company's results.
The Company uses these non-GAAP financial measures to supplement the information provided in its consolidated financial statements, which are presented in accordance with U.S. GAAP. The presentation of non-GAAP financial measures are not meant to be a substitute for financial measures presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. OpenText strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure. The Company therefore believes that despite these limitations, it is appropriate to supplement the disclosure of the U.S. GAAP measures with certain non-GAAP measures defined below.
Non-GAAP-based net income and non-GAAP-based EPS are calculated as net income or net income per share on a diluted basis, excluding the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges, all net of tax. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets. Non-GAAP-based gross margin is calculated as non-GAAP-based gross profit expressed as a percentage of revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, special charges, and share-based compensation expense. Non-GAAP-based operating margin is calculated as non-GAAP-based income from operations expressed as a percentage of revenue.
The Company's management believes that the presentation of the above defined non-GAAP financial measures provides useful information to investors because they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company's management and is based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports. In the course of such evaluation and for the purpose of making operating decisions, the Company's management excludes certain items from its analysis, including amortization of acquired intangible assets, special charges, share-based compensation, other income (expense), and the taxation impact of these items. These items are excluded based upon the manner in which management evaluates the business of the Company and are not excluded in the sense that they may be used under U.S. GAAP.
The Company believes the provision of supplemental non-GAAP measures allow investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText's performance or expected performance of future operations and facilitates period-to-period comparison of operating performance. As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2013
(in thousands except for per share data)

	Year ended June 30, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$72,365		$(128)	(1)	$72,237
Customer support	106,948		(434)	(1)	106,514
Professional service and other	196,874		(915)	(1)	195,959
Amortization of acquired technology-based intangible assets	93,610		(93,610)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	877,432	64.4%	95,087	(3)	972,519	71.3%
Operating Expenses
Research and development	164,010		(1,693)	(1)	162,317
Sales and marketing	289,157		(8,429)	(1)	280,728
General and administrative	109,325		(3,976)	(1)	105,349
Amortization of acquired customer-based intangible assets	68,745		(68,745)	(2)	—
Special charges	24,034		(24,034)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	197,665	14.5%	201,964	(5)	399,629	29.3%
Other income (expense), net	(2,473)		2,473	(6)	—
Provision for (recovery of) income taxes	29,690		23,881	(7)	53,571
GAAP-based net income / Non-GAAP-based net income	148,520		180,556	(8)	329,076
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$2.51		$3.06	(8)	$5.57

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non GAAP-based gross profit stated in dollars, and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non GAAP-based income from operations stated in dollars, and operating margin stated as a percentage of revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision (recovery) and a non-GAAP-based tax rate; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income.

(8)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Year ended June 30, 2013
		Per share diluted
Non-GAAP-based net income	$329,076	$5.57
Less:
Amortization	162,355	2.75
Share-based compensation	15,575	0.26
Special charges	24,034	0.41
Other (income) expense, net	2,473	0.04
GAAP-based provision for (recovery of) income taxes	29,690	0.50
Non-GAAP based provision for income taxes	(53,571)	(0.90)
GAAP-based net income	$148,520	$2.51

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2012
(in thousands except for per share data)

	Year ended June 30, 2012
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Customer support	$110,504		$(169)	(1)	$110,335
Professional service and other	204,909		(647)	(1)	204,262
Amortization of acquired technology-based intangible assets	84,572		(84,572)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	789,455	65.4%	85,388	(3)	874,843	72.5%
Operating Expenses
Research and development	169,043		(3,939)	(1)	165,104
Sales and marketing	274,544		(8,811)	(1)	265,733
General and administrative	97,072		(4,531)	(1)	92,541
Amortization of acquired customer-based intangible assets	53,326		(53,326)	(2)	—
Special charges	24,523		(24,523)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	149,360	12.4%	180,518	(5)	329,878	27.3%
Other income (expense), net	3,549		(3,549)	(6)	—
Provision for (recovery of) income taxes	12,171		31,833	(7)	44,004
GAAP-based net income / Non-GAAP-based net income	125,174		145,136	(8)	270,310
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$2.13		$2.47	(8)	$4.60

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non GAAP-based gross profit stated in dollars, and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non GAAP-based income from operations stated in dollars, and operating margin stated as a percentage of revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision (recovery) and a non-GAAP-based tax rate; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income.

(8)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Year ended June 30, 2012
		Per share diluted
Non-GAAP-based net income	$270,310	$4.60
Less:
Amortization	137,898	2.35
Share-based compensation	18,097	0.31
Special charges	24,523	0.42
Other (income) expense, net	(3,549)	(0.06)
GAAP-based provision for (recovery of) income taxes	12,171	0.21
Non-GAAP based provision for income taxes	(44,004)	(0.76)
GAAP-based net income	$125,174	$2.13

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2011
(in thousands except for per share data)

	Year ended June 30, 2011
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Customer support	$86,834		$(47)	(1)	$86,787
Professional service and other	167,854		(432)	(1)	167,422
Amortization of acquired technology-based intangible assets	68,048		(68,048)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	692,283	67.0%	68,527	(3)	760,810	73.6%
Operating Expenses
Research and development	145,992		(2,614)	(1)	143,378
Sales and marketing	232,332		(5,568)	(1)	226,764
General and administrative	86,696		(2,648)	(1)	84,048
Amortization of acquired customer-based intangible assets	38,966		(38,966)	(2)	—
Special charges	15,576		(15,576)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	150,605	14.6%	133,899	(5)	284,504	27.5%
Other income (expense), net	(6,019)		6,019	(6)	—
Provision for (recovery of) income taxes	12,931		25,716	(7)	38,647
GAAP-based net income / Non-GAAP-based net income	123,203		114,202	(8)	237,405
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$2.11		$1.96	(8)	$4.07

(1)	Adjustment relates to the exclusion of share based compensation expense from our non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non GAAP-based gross profit stated in dollars, and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non GAAP-based income from operations stated in dollars, and operating margin stated as a percentage of revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision (recovery) and a non-GAAP-based tax rate; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income.

(8)	Reconciliation of non-GAAP-based adjusted net income to GAAP-based net income:

	Year ended June 30, 2011
		Per share diluted
Non-GAAP-based net income	$237,405	$4.07
Less:
Amortization	107,014	1.84
Share-based compensation	11,309	0.19
Special charges	15,576	0.27
Other (income) expense, net	6,019	0.10
GAAP-based provision for (recovery of) income taxes	12,931	0.22
Non-GAAP based provision for income taxes	(38,647)	(0.66)
GAAP-based net income	$123,203	$2.11

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flow from operating, investing and financing activities for the periods indicated:

	As of June 30,
(In thousands)	2013	Change increase (decrease)	2012	Change increase (decrease)	2011
Cash and cash equivalents	$470,445	$(89,302)	$559,747	$275,607	$284,140

	Year Ended June 30,
(In thousands)	2013	Change	2012	Change	2011
Cash provided by operating activities	$318,502	$52,012	$266,490	$43,269	$223,221
Cash used in investing activities	$(374,394)	$(92,855)	$(281,539)	$5,729	$(287,268)
Cash provided by (used in) financing activities	$(31,118)	$(333,702)	$302,584	$305,287	$(2,703)
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less. We do not hold any securities or other investments at this time.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next 12 months. However, any material or further acquisition-related activities may require additional sources of financing.
We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Cash flows provided by operating activities
Fiscal 2013 Compared to Fiscal 2012:
Cash flows from operating activities increased by $52.0 million, due to an increase in net income before the impact of non-cash items of $122.4 million, offset by decreased working capital changes of $70.4 million, which included a $27.0 million litigation settlement paid to j2 Global Inc. For more details on this litigation settlement, see note 13 "Guarantees and Contingencies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Fiscal 2012 Compared to Fiscal 2011:
Cash flows from operating activities increased by $43.3 million primarily due to an increase in net income before the impact of non-cash and tax items of $40.7 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Fiscal 2013 Compared to Fiscal 2012:
Cash flows used in investing activities increased by $92.9 million. This was the result of an increase in acquisition related spending of $95.6 million, partially offset by a $2.7 million decrease in additions of property and equipment.
Fiscal 2012 Compared to Fiscal 2011:
Cash flows used in investing activities decreased slightly by $5.7 million. The decrease is primarily due to the capital spending we made in Fiscal 2011 on the construction of the second building at our headquarters in Waterloo, Ontario that did not reoccur in Fiscal 2012.

Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Fiscal 2013 Compared to Fiscal 2012:
Cash flows provided by financing activities decreased by $333.7 million. In Fiscal 2012 we borrowed $600 million under our new Term Loan and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $284.6 million. The remaining difference was due to principal payments of $30.7 million on our debt facilities, the payment of $17.7 million in dividends to our shareholders, and less cash collected from the issuance of Common Shares in Fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011:
Cash flows provided by financing activities increased by $305.3 million, primarily due to a new credit facility we entered into in November 2011, in which we borrowed $600 million from certain financial institutions (see note 10 "Long-Term Debt" to our consolidated financial statements). The proceeds from the Term Loan and Revolver of $648.5 million were partially offset by a payment of $332.9 million made on November 9, 2011 to repay our previously outstanding long-term debt. Incremental debt payments on account of the new Term Loan were an increase of approximately $12.7 million over Fiscal 2011. In addition, associated with the new credit facility, we incurred approximately $9.8 million of debt issuance costs, which is currently being amortized over the term of the loan (see note 7 "Other Assets" to our consolidated financial statements). The remainder of the change in financing activities is primarily due to an increase in the proceeds from stock options exercised by our employees in the amount of $9.8 million, a decrease in spending on the repurchase of our Common Shares in the amount of $1.6 million, and an increase in excess tax benefits on share-based compensation expense in the amount of $0.8 million.
Cash Dividends
In Fiscal 2013, we declared and paid cash dividends of $0.30 per Common Share that totaled $17.7 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit agreement on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.25%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of June 30, 2013, we have not drawn any amounts on the Revolver.
We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2013, our consolidated leverage ratio was 1.34:1.
We must also maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of June 30, 2013, our consolidated interest coverage ratio was 22.7:1.
We utilize our long-term debt facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
For more details relating to our Term Loan, see note 10 "Long-Term Debt" to our Consolidated Financial Statements.

Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2014. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of June 30, 2013, the carrying value of the mortgage was $10.5 million.
Pensions
As of June 30, 2013, our total unfunded pension plan obligation was $25.1 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course of operations.
Our anticipated payments under our most significant plan, the CDT pension plan, for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014	$535
2015	591
2016	654
2017	728
2018	780
2019 to 2023	5,137
Total	$8,425
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	Period ending June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$604,886	$65,092	$124,367	$415,427	$—
Operating lease obligations*	157,876	35,894	56,032	33,496	32,454
Purchase obligations	7,778	4,605	2,864	309	—
	$770,540	$105,591	$183,263	$449,232	$32,454

*Net of $2.0 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Consolidated Financial Statements.
Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Consolidated Financial Statements.

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
OpenText and j2 entered, on April 23, 2013, into a settlement in relation to these disputes, the terms of which include a one-time fee payable by OpenText to j2 of $27.0 million ($16.4 million net of taxation impacts to OpenText), and dismissal of all the lawsuits between the parties with prejudice. The settlement in the amount of $27.0 million was paid by us to j2 in the fourth quarter of Fiscal 2013.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2013, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.
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
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink had posted a bond in this amount and was pursuing a judicial appeal of the July 2009 decision with New York State Court of Appeals. On June 25, 2013 we were advised by New York State that the motion for leave to appeal was denied. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. We intend to vigorously contest any future assessments based on facts and circumstances relating to business operations during this timeframe. However, we believe we have established sufficient reserves for this matter. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, could be significantly influenced by the outcome of the above referenced sales tax decision.
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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of June 30, 2013, we had an outstanding balance of $555.0 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of June 30, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.6 million, assuming that the loan balance as of June 30, 2013 is outstanding for the entire period.
At June 30, 2012, an adverse change in LIBOR of 100 basis points (1.0%) would have had the effect of increasing our annual interest payment on the Term Loan by approximately $5.9 million, assuming that the loan balance was outstanding for the entire period.
Foreign currency risk
Foreign currency transaction risk
We transact business in various foreign currencies. Our foreign currency exposures typically arise from intercompany fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. We expect that we will continue to realize gains or losses with respect to our foreign currency exposures. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates. Additionally, we have hedged certain of our Canadian dollar foreign currency exposures relating to our payroll expenses in Canada.
Based on the foreign exchange forward contracts outstanding as at June 30, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
At June 30, 2012, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet).
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2013 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30,
	2013	2012
Canadian Dollar	$7,942	$16,050
Swiss Franc	6,303	9,560
Euro	102,104	71,560
British Pound	24,925	11,350
Other foreign currencies	59,959	27,597
Total cash and cash equivalents denominated in foreign currencies	201,233	136,117
U.S. dollar	269,212	423,630
Total cash and cash equivalents	$470,445	$559,747

If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $20,123, assuming constant foreign currency cash and cash equivalents (June 30, 2012—$13,612).
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
Our management assessed our ICFR as of June 30, 2013, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission's 1992 framework. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2013.
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
(D) Changes in ICFR
As a result of the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our ICFR during our fourth fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our ICFR.
Item 9B.    Other Information
On August 1, 2013 the Company entered into a letter agreement with Mr. P. Thomas Jenkins, pursuant to which the parties agreed that effective August 1, 2013 Mr. Jenkins' title will be Chairman of the Board. In accordance with his employment agreement, Mr. Jenkins will continue to perform such duties and responsibilities as are assigned by the Chief Executive Officer of the Company and the Board from time to time.

PART III
Item  10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of August 1, 2013.

Name	Age	Office and Position Currently Held With Company
P. Thomas Jenkins*	53	Chairman of the Board
Mark J. Barrenechea	48	President and Chief Executive Officer, Director
Paul McFeeters	58	Chief Financial Officer and Chief Administrative Officer
Randy Fowlie (2)(3)	53	Director
Brian J. Jackman (1)	72	Director
Stephen J. Sadler	62	Director
Michael Slaunwhite (1)(3)	52	Director
Gail E. Hamilton (2)	63	Director
Katharine B. Stevenson (2)	51	Director
Deborah Weinstein (1)(3)	53	Director
Gordon A. Davies	51	Chief Legal Officer and Corporate Secretary
Sujeet Kini	51	Chief Accounting Officer
Kevin Cochrane	40	Chief Marketing Officer
James McGourlay	44	Senior Vice President, Worldwide Customer Service
Gary Weiss	46	Senior Vice President, Portfolio Group
James Mackey	42	Senior Vice President, Corporate Development
Walter Kohler	49	Senior Vice President, Worldwide Professional Services
Muhi Majzoub	53	SVP, Engineering
Manuel Sousa	54	SVP, Global Human Resources

*	Effective August 1, 2013, Mr. Jenkins' title is Chairman of the Board. For more details, see Item 9B of this Annual Report on Form 10-K.

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
P. Thomas Jenkins
Mr. Jenkins is Chairman of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is the Chair of the federal centre of excellence Canadian Digital Media Network (CDMN). He is also an appointed member of the Social Sciences and Humanities Research Council of Canada (SSHRC). He is the past appointed chair of the Government of Canada's Research and Development Review Panel, past appointed member of the Government of Canada's Competition Policy Review Panel, and past appointed member of the Province of Ontario's Ontario Commercialization Network Review Committee (OCN). Mr. Jenkins is also a member of the board of BMC Software, Inc., a software corporation based in Houston, Texas. He is also a director of the C.D. Howe Institute, and a director of the Canadian Council of Chief Executives (CCCE). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received an honorary doctorate of laws from the University of Waterloo. He is a recipient of the 2009 Ontario Entrepreneur of the Year, the 2010 McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business 2012 Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Mark J. Barrenechea
Mr. Barrenechea joined OpenText as President and Chief Executive Officer in January 2012. Prior to joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI). During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Previously, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea served as Senior Vice President of Applications Development at Oracle Corporation, from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus Mr. Barrenechea was with Tesseract, where he was responsible for reshaping the company's line of human capital management software as Vice President of Development. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea is the author of two books about the evolution of the enterprise software industry: “ebusiness or Out of Business: Oracle's Roadmap for Profiting in the New Economy”, and “Software Rules: How the Next Generation of Enterprise Applications Will Increase Strategic Effectiveness”.
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
Sujeet Kini
Mr. Kini joined OpenText in August 2004 as Director, External Reporting. In January 2007, Mr. Kini was appointed to the position of Vice President, External Reporting, in December 2009 to the position of Vice President, Controller and in February 2013 to the position of Chief Accounting Officer. Prior to joining OpenText, Mr. Kini was the Controller of Financial Reporting and Technical Accounting for Direct Energy Marketing Limited (Direct Energy), a supplier of electricity and natural gas products from March 2003 until August 2004. From March 2001 until March 2003, Mr. Kini was Senior Manager, External Reporting at GT Group Telecom Inc. (GT), a company which marketed and sold telecommunication products and services in fibre-optic infrastructure. Prior to working with GT, Mr. Kini worked with PricewaterhouseCoopers LLP at their Toronto office from October 1997 to March 2001. Mr. Kini is a Chartered Accountant (Ontario) and a Certified Public Accountant (Colorado). He is also a member of the Financial Executive International Canada's (FEI Canada) Committee for Corporate Reporting. This is a committee that formulates FEI Canada statements and positions on matters pertaining to financial accounting, auditing and corporate reporting.

Kevin Cochrane
Mr. Cochrane joined OpenText in February 2013 as Chief Marketing Officer (CMO) with oversight of all strategic and operational aspects of marketing for the Company on a global basis. Mr. Cochrane brings more than 16 years' experience in the information management industry, most recently with Adobe Systems, Inc. where he served as Vice President, Product Marketing for the company's Digital Marketing Business Unit from November 2010 to February 2013. From September 2008 to November 2010, Mr. Cochrane was CMO at Day Software and was responsible for worldwide corporate and product marketing as well as the company's global partner, OEM, and customer support programs. Prior to this he held senior executive product marketing positions with Alfresco Software, Inc. and Interwoven, Inc. Mr. Cochrane holds a B.A. from Stanford University.
James McGourlay
Mr. McGourlay was appointed Senior Vice President, Worldwide Customer Service of OpenText in February 2012 to lead the global support organization. Mr. McGourlay joined OpenText in 1997 and held progressive positions in information technology, technical support, product support and special projects, including, Director, Customer Service and Vice President, Customer Service in 2005.
Gary Weiss
Gary Weiss joined OpenText in July 2012 as Senior Vice President, Portfolio Group (now iX/Cloud) to lead the technology groups that comprise the Company's information exchange solution portfolio. Prior to joining OpenText, Mr. Weiss worked at CA, Inc. (formerly Computer Associates International, Inc.) from 2003 to 2011. During his tenure at CA, Mr. Weiss held various executive level positions, including Senior Vice President of Sales for the Security business, Senior Vice President, Business Development and Alliances, and was a Senior Leadership team member at CA (2009-2011). Mr. Weiss has also worked as an independent consultant to small- to mid-size security organizations for many years. He began his career in information technology in 1993 as one of the first sales executives at Security Dynamics (later renamed RSA Security) before joining e-Security in 2001 to lead the North American Sales, Channel, and Technology Services. Mr. Weiss holds a B.A. from Tulane University.
James Mackey
Mr. Mackey joined OpenText in October 2012 as Senior Vice President of Corporate Development and has global responsibility for strategic initiatives and mergers and acquisitions (M&A). Prior to joining OpenText, Mr. Mackey lead corporate development efforts at SAP AG from February 2004 to January 2012, where he developed and led the company's global merger and acquisitions group. An attorney and public accountant by training, Mr. Mackey has also held several positions as Corporate Legal Counsel providing advice on mergers and acquisitions and securities matters. Mr. Mackey holds a B.S. in Accounting from Villanova University and a Juris Doctor degree from Villanova University School of Law.
Walter Kohler
Mr. Kohler was appointed Senior Vice President, Worldwide Professional Services of OpenText in April 2012 to lead our Consulting Services on a worldwide basis. Prior to this appointment, since 2006, Mr. Kohler was the Company's Vice President, Global Services, EMEA, and has acted, and continues to act, as managing director of several of the Company's European entities. Prior to joining OpenText, Mr. Kohler was an executive board member for IXOS Software AG, where he also held several management roles in research and development, professional services and customer support. Mr. Kohler holds a M.Sc. from Munich Technical University in Computer Science and Economics.
Muhi Majzoub
Mr. Majzoub joined OpenText in June 2012 as SVP, Engineering and is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, a private company, that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
Manuel Sousa
Mr. Sousa joined OpenText in June 2012 as SVP, Global Human Resources and is responsible for shaping and driving OpenText's talent and organization management strategies. From 2010 to 2012, Mr. Sousa was Head of Human Resources for

International Banking and Global Insurance for the Royal Bank of Canada (RBC), a large financial institution in Canada. In 2009, Mr. Sousa served as Executive Vice President, Human Resources for Take-Two Interactive Software Inc., a major American publisher, developer, and distributor of video games and video game peripherals. From 2006 to 2008, Mr. Sousa was Chief People Officer and Senior Vice President at T-Mobile USA, and from 2004 to 2006, Chief Human Resources Officer and Executive Vice President at Saks Fifth Avenue. Mr. Sousa holds a B.A. in Sociology from McMaster University.
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. Mr. Fowlie is currently the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronics payment industry. RDM Corporation trades on the Toronto Stock Exchange. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Currently, Mr. Fowlie is also a director at RDM Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Accountant. In the last five years, Mr. Fowlie also served as a director of Virtek Vision International Inc., Dalsa Corporation and Semcan Inc.
Brian J. Jackman
Mr. Jackman has served as a director of OpenText since December 2002. Mr. Jackman is the President of the Jackman Group Inc., a private consulting firm he founded in 2005. From 1982 until his retirement in September 2001, Mr. Jackman held various positions with Tellabs Inc., a U.S. based manufacturer of telecommunications equipment, most recently as Executive Vice President of the company, and President, Global Systems and Technologies division, and as a member of the board of directors of the company. Prior to joining Tellabs Inc., Mr. Jackman worked for IBM Corporation from 1965 to 1982, in a variety of systems, sales and marketing positions. Mr. Jackman also serves as a director of PC-TEL, Incorporated. In the last five years, he was a director of Keithley Instruments, Incorporated until it was acquired in December 2010. Mr. Jackman received a B.A from Gannon University and an M.B.A from The Pennsylvania State University.
Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software engineering company that develops geographic information systems as well as contact center systems. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC. Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler holds a B.A. Sc. (Honours) in Industrial Engineering and an M.B.A. (Dean's List) and he is a Chartered Accountant. In the past five years, Mr. Sadler also served as a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.).
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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. Ms. Stevenson is a corporate director, serving on both public and “Not for Profit” boards. Since 2011 she has been a director of the Canadian Imperial Bank of Commerce (CIBC). She has been a director of Valeant Pharmaceuticals International Inc. since 2010, and a director of CAE Inc. since 1997. Ms. Stevenson also served as a director of OSI Pharmaceuticals Inc, until its sale to Astellas Pharma Inc. in 2010. Previously Ms. Stevenson was also a director of Afexa Life Sciences Inc. (Afexa). Valeant, Afexa, CIBC and CAE Inc. are publicly listed companies. Ms. Stevenson is Vice-Chair of the Board of Governors of the University of Guelph and as Past Chair of the Board of Governors of The Bishop Strachan School, she continues to serve as a Governor. She is certified with the professional designation ICD.D, granted by the Institute of Corporate Directors (ICD). She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer from 2000 to 2007. From 1984 to 1995, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University.
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of LW Capital Pool Inc., Dynex Power Inc., a manufacturer of power semi conductors, Standard Innovation Corporation, a private company, as well as a number of not-for-profit boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School, of York University.
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
Mr. Sadler was a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.) from October 1997 to April 2012. Subsequent to Mr. Sadler's resignation, Frontline Technologies Inc. filed an assignment into bankruptcy under applicable bankruptcy and insolvency laws of Canada.
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
The responsibilities, power and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company's website, www.opentext.com under the Company/Investors section.
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
If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website at www.opentext.com under the Company/Investors section or on a Current Report on Form 8-K.
Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis. Based on this review and discussion, our Compensation Committee has recommended to the Board that the following Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended June 30, 2013.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of our principal executive officer, principal financial officer, and our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers) for the year which ended on June 30, 2013 (Fiscal 2013), should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.9926.
Overview of Compensation Program
The Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee) is responsible for making recommendations to OpenText's board of directors (the Board) with respect to the compensation of our Named Executive Officers. Our Compensation Committee makes recommendations to the Board in line with our goal to provide total compensation to our Named Executive Officers that is fair and reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and to provide market competitive compensation, the majority of which is based on the achievement of performance goals. The Named Executive Officers who are the subject of this Compensation Discussion and Analysis are:

•	Mark Barrenechea - President and Chief Executive Officer (CEO)

•	Paul McFeeters - Chief Financial Officer and Chief Administrative Officer (CFO)

•	P. Thomas Jenkins - Executive Chairman and Chief Strategy Officer (Executive Chairman)*

•	James Mackey - Senior Vice President, Corporate Development

•	Gordon A. Davies - Chief Legal Officer and Corporate Secretary
*Effective August 1, 2013, Mr. Jenkins' title is Chairman of the Board. For more details, see Item 9B of this Annual Report on Form 10-K.

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
The Board of Directors in consultation with the Compensation Committee sets the annual targets for each of our Named Executive Officers. The annual targets for Mr. Jenkins are set by the Board. The annual targets for Mr. Barrenechea are set by the Board, which includes Mr. Jenkins in his capacity as chairman of the Board. Mr. Barrenechea, along with the Compensation Committee, sets the annual targets for his direct reports which include the other Named Executive Officers. In discussing annual targets, the Board does so with and without management present.
The Company seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant is screened and chosen by our Compensation Committee in discussion with the Company's management. The consultant provides our Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices. The consultant assists our Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation. The Compensation Committee has engaged Mercer (Canada) Limited (Mercer), wholly owned by Marsh & McLennan Companies (MMC), a human resources consulting services provider, since February 2008 to provide compensation analysis and independent advice on an ongoing basis, which includes analysis of compensation for Fiscal 2013. In deciding to engage Mercer, the Committee reviewed the proposed scope of Mercer's services to the Committee, including those services provided by Mercer affiliates to the Company, and assessed Mercer's objectivity in providing executive compensation consulting advice.
The Compensation Committee instructed Mercer to provide the Compensation Committee with analysis and advice regarding current executive compensation practices that was used to inform decisions during Fiscal 2013. Such analysis and advice included:

•
Executive Compensation Review - In April 2012, Mercer benchmarked our compensation practices and policies with respect to our eleven most senior positions against similar-sized Canadian and U.S. technology companies in order to allow us to place our compensation practices for these eleven positions in a market context. This benchmarking included a review of base salary, short-term incentives, total cash compensation levels, long-term incentives and total direct compensation. See below for a more detailed discussion of the peer group used for this benchmarking. This information was used to inform compensation decisions in Fiscal 2013.

•
Long-Term Incentive Plan - Mercer provided assistance in reviewing our existing Long-Term Incentive Plan (LTIP) and assisted in the development of the sixth phase of our LTIP, including confirmation of the constituent companies to be included in the performance peer group. Similar to the previous fiscal year, Mercer was asked to review our granting practices under the LTIP and compare these granting practices to the grants made under other long-term incentive plans implemented by comparable companies throughout North America.

•
Share Ownership Guidelines - Mercer provided market research assistance in reviewing the reasonableness of our executive share ownership guidelines with respect to levels and the time to achieve them. Mercer was asked to review our share ownership guidelines relative to those of comparable companies throughout North America.

In reaching its decisions, the Compensation Committee considered Mercer's analysis and advice, as well as other factors the Committee considered appropriate. Decisions made by the Compensation Committee are the responsibility of the Committee and may reflect factors and considerations other than the information and recommendations provided by Mercer.
The Company has retained various affiliates of MMC, including Mercer, to provide services unrelated to executive compensation. For example, the Company's human resources department utilized Mercer on occasion for general human resources and compensation consulting. The Company also used other MMC affiliates for services such as health and benefits consulting, Group RRSP and 401(k) investment consulting, and insurance brokerage services. These other MMC affiliates are separate operating companies from Mercer and the Company has separate relationships with the service teams at each of these operating companies. With respect to executive compensation services, Mercer has been retained by and answers to the Compensation Committee. Also, the Compensation Committee is required to pre-approve all executive compensation services provided by Mercer.

The fees billed by Mercer and the MMC affiliates for the past two fiscal years were as follows:

(in thousands)	Fiscal 2013	Fiscal 2012
Executive Compensation	$137	$114
Other Services	$315	$228
Our Compensation Committee considers the impact of tax, accounting treatments and applicable regulatory requirements when approving compensation programs.
Our Compensation Committee met five times during Fiscal 2013; Mercer attended part of one meeting. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of our Compensation Committee. The meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Role of Executive Officers in the Compensation Process
Our Compensation Committee recommends all compensation plans and awards with respect to our executive officers to the Board for the Board's final approval. While our Compensation Committee alone makes all recommendations with respect to Mr. Barrenechea's and Mr. Jenkins' compensation, our Compensation Committee does consider the input of Mr. Barrenechea when making compensation recommendations regarding all other Named Executive Officers. Management also works with Mercer to provide internal information, as necessary, to facilitate comparisons of our compensation programs to those programs of our peers and competitors.
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

Our reward package is based primarily on results achieved by the Company as a whole. In addition, the Named Executive Officers may have a minority element of their reward package determined by their fulfillment of objectives which are specific to their role (Board Objectives).
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
Prior to making its recommendations to the Board of Directors, the Compensation Committee reviews data related to compensation levels and programs of a peer group of comparable organizations. When developing the peer group, OpenText considers North American internet software and service providers that are similar in size, business complexity, and scope of operations. Key metrics considered include revenue, market capitalization, and net income.
Generally, organizations in the same industry group with revenues that range from 75% to 150% of OpenText's revenue, market capitalization greater than $1 billion, and positive net income are considered comparable. As a result, OpenText developed a peer group of 20 US-based organizations. No Canadian organization had metrics which fell within all of the revenue, market capitalization, and net income criteria.
Mercer performed an assessment of the compensation of the Company's executive officers. In April 2012, Mercer benchmarked base salary, total cash compensation (base salary plus target short-term incentives), and total direct compensation (total cash compensation plus long-term incentives) for the Fiscal 2012 Named Executive Officers, with the exception of Mr. Mackey, who joined the Company after April 2012, to the following companies, which collectively comprise the Company's Peer group:

All values in $US millions					Period Ending February 28, 2012 (4)
Company Name	S&P (1)	Revenue (2)	Mkt. Cap. (3)	Net Income	1-yr TSR	3-yr TSR	5-yr TSR
Synopsys Inc.	Y	$1,536	$4,389	$221	10%	18%	4%
Gartner Inc.	Y	$1,469	$3,759	$137	7%	59%	14%
Nuance Communications Inc.		$1,319	$7,989	$38	39%	43%	13%
Verifone Systems Inc.	Y	$1,310	$5,113	$282	5%	123%	4%
Teletech Holdings Inc.		$1,179	$865	$74	(33)%	21%	(13)%
Parametric Technology Corp.	Y	$1,170	$3,180	$85	13%	49%	7%
Akamai Technologies Inc.		$1,159	$6,408	$201	(4)%	26%	(7)%
Cadence Design Systems Inc.	Y	$1,150	$3,225	$72	18%	41%	(10)%
Sapient Corp.		$1,062	$1,752	$74	9%	52%	17%
Monster Worldwide Inc.	Y	$1,043	$854	$54	(60)%	2%	(33)%
Rackspace Hosting Inc.	Y	$1,025	$6,894	$76	42%	113%	n/a
Mentor Graphics Corp.	Y	$1,015	$1,659	$84	(5)%	51%	(2)%
Micros Systems Inc.	Y	$1,008	$4,151	$144	9%	48%	13%
Henry (Jack) & Associates	Y	$967	$2,928	$137	7%	30%	9%
Maximus Inc.		$930	$1,407	$81	14%	33%	24%
Compuware Corp.		$929	$1,969	$107	(20)%	15%	—%
Tibco Software Inc.	Y	$920	$4,827	$112	18%	82%	26%
Red Hat Inc.		$909	$9,553	$107	20%	53%	17%
Quest Software Inc.	Y	$857	$1,670	$44	(25)%	21%	4%
Informatica Corp.	Y	$784	$5,278	$117	5%	56%	31%

75th %ile		$1,172	$5,154	$137	16%	55%	16%
50th %ile		$1,034	$3,492	$96	7%	48%	8%
25th %ile		$929	$1,731	$74	(4)%	28%	(2)%
Average		$1,087	$3,893	$113	3%	48%	6%
Open Text Corporation (5)		$1,033	$3,537	$123	4%	25%	23%

(1)	Indicates that company is a constituent of the S&P Mid Cap 400 - Software & Services Index, as of December 31, 2011

(2)	Revenues as provided in the 2012 Executive Compensation Review

(3)	Market Capitalization at February 28, 2012

(4)	TSR denotes annualized Total Shareholder Return, or change in share price adjusted for dividends

(5)	Financial information as of June 30, 2011
Compensation for Mr. Mackey, our Senior Vice President, Corporate Development, was set at his date of hire. Mr. Mackey joined OpenText in October 2012. As a result, Mr. Mackey's compensation was not part of the compensation assessment performed by Mercer in April 2012. Instead, compensation for Mr. Mackey was set by the Company taking into consideration cash compensation previously provided to executive officers in a comparable role and by consulting the benchmarking data relating to executive officers provided by Mercer in April 2012.
Any reference made in this document to “benchmarked Named Executive Officers” provided by Mercer's benchmarking assessment conducted in April 2012 excludes Mr. Mackey and his compensation.
Due to limited matches among the Peer group for the role of Executive Chairman and Chief Strategy Officer, Mr. Jenkins' position was matched to a “General Industry” group comprised of certain publicly-traded North American companies with revenues between approximately $500 million and $2.0 billion as follows:

All values in $US millions
Company Name	Revenues (1)
Kansas City Southern	$1,815
Martinrea Intl Inc.	$1,689
Iac/Interactivecorp	$1,637
Alberto-Culver Co	$1,598
Toll Brothers Inc	$1,530
Linear Technology Corp.	$1,484
Old Dominion Freight	$1,481
Ci Financial Corp.	$1,378
American Eqty Invt Life Hldg	$1,286
CCL Industries -Cl B	$1,192
Resmed Inc	$1,092
Kimco Realty Corp.	$1,019
Cec Entertainment Inc.	$817
Corus Entertainment Inc.	$836
Quest Software Inc.	$767
Lululemon Athletica Inc.	$712
Sunstone Hotel Investors Inc.	$644
Alliance Grain Traders Inc.	$642
Capitalsource Inc.	$640
Qlogic Corp.	$597
RLJ Lodging Trust	$549
New Gold Inc.	$530
75th %ile	$1,483
50th %ile	$1,056
25th %ile	$661
Average	$1,088
Open Text Corporation (2)	$1,033

(1)	Companies' revenues as provided in the 2012 Executive Compensation Review

(2)	Financial information as of June 30, 2011

The purpose of the benchmarking process was to:

•	Understand the competitiveness of the Company's current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between the Company's actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee's approval.
Our general philosophy is to be positioned in the 50th percentile for:

•	Base salary;

•	Total cash compensation (base salary + target annual incentives); and

•	Total direct compensation (base salary + target annual incentives + target long-term compensation).
With respect to total cash compensation and total direct compensation, we target to be in the 50th percentile in circumstances where we believe the Named Executive Officer's specific role and performance merit it.
Effective July 1st, 2013, pay adjustments were made to three of the Named Executive Officers to align their compensation packages more closely with our stated market positioning.  Market research against the peer group companies set forth above had indicated that the compensation for these executives fell significantly below the median target positioning for either total cash compensation or total direct compensation. With respect to total cash compensation, all the benchmarked Named Executive Officers were generally positioned between the 25th to 50th percentile, with the exception of Mr. Barrenechea and Mr. Davies, who both fell below the 25th percentile. With respect to total direct compensation, our benchmarking indicated that all the benchmarked Named Executive Officers were generally positioned between the 25th to 50th percentiles, with the exception of Mr. McFeeters, who fell below the 25th percentile. In order to align compensation packages more closely with the intended market positioning,  Mr. Barrenechea and Mr. McFeeters received an adjustment to their short term incentive plan target and to their long term incentive plan target, and Mr. Davies received an adjustment to his base salary and short term incentive plan target. No other compensation adjustments were made to the compensation paid to our benchmarked Named Executive Officers for Fiscal 2013.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2013, the basic components of our executive officer compensation program were:

•	Fixed salary and benefits;

•	Variable short-term incentives; and

•	The LTIP.
Fixed salary and benefits comprise a portion of the total compensation; however, variable short-term incentives and the LTIP also represent a significant component of total compensation. When we make decisions regarding executive compensation, we often use the term “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the company and such executive officer is able to meet or exceed applicable performance targets. Although LTIP compensation and stock options meet this definition of compensation which is at risk, they are an additional incentive used to promote long-term value, and therefore do not represent compensation that is “at risk” in the short-term. The greater the Named Executive Officer's influence upon our financial or operational results, the higher is the risk/reward portion of his compensation. The chart below provides the approximate percentage of short-term, cash-based compensation provided to each Named Executive Officer that were fixed salary and “at risk” for Fiscal 2013:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark Barrenechea	44%	56%
Paul McFeeters	55%	45%
P. Thomas Jenkins	44%	56%
James Mackey	55%	45%
Gordon A. Davies	73%	27%
For amounts relating to awards of stock options and LTIP awards, please see the detailed discussions in the sections entitled “Variable Long-Term Incentives- Stock Options” and “LTIP” respectively, which can be found below. For details of our Insider Trading Policy, see “Other Information With Respect to Our Compensation Program - Insider Trading Policy” below.
Our Compensation Committee annually reviews the percentage of each Named Executive Officer's total short-term compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.
Fixed Salary and Benefits
Fixed salary and benefits include:

•	Base salary;

•	Perquisites; and

•	Other benefits.
Base Salary
Base salary for our Named Executive Officers, other than for Mr. Jenkins and for Mr. Barrenechea, is reviewed annually by Mr. Barrenechea and then reviewed by our Compensation Committee before any approval is made by the Board. Base salary for Mr. Barrenechea and Mr. Jenkins is recommended annually by our Compensation Committee and approved by the Board. The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance) of the particular individual. Our Compensation Committee obtains information regarding competitive market conditions through the assistance of our management and of the outside compensation consultant.
The performance of each of the Named Executive Officers, other than Mr. Barrenechea and Mr. Jenkins, is assessed by Mr. Barrenechea in his capacity as the direct supervisor of the other Named Executive Officers. The performance of each of Mr. Barrenechea and Mr. Jenkins is assessed by the Board. The Board conducts the initial discussions and makes the initial decisions with respect to the performance of each of Mr. Barrenechea and Mr. Jenkins in a special session from which management is absent.
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
The amount of the variable short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed by the Board. These objectives consist of worldwide revenues and worldwide adjusted operating income for all Named Executive Officers. In addition to revenues and adjusted operating income, certain of the Named Executive Officers have goals which are specific to his role, which we refer to as Board Objectives. Board Objectives assess objectives related to how the Company operates and grows and may include matters such as succession planning, corporate development initiatives and specific operational objectives.
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important variable that helps us to assess the Named Executive Officer's role in helping us to grow and manage our business.
Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of the Company's leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense.
We determine short-term performance measures and associated weightings for the Named Executive Officers based on the Named Executive Officer's specific role. These weightings indicate the percentage of the short-term incentive award that will be received if the Named Executive Officer meets the target set for each performance-based measure. The target amounts are calculated as a percentage of the Named Executive Officer's annual salary and are also determined by an individual's ability to influence our overall business prospects. We believe that each element of our short-term incentive compensation program requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the target awards. For details on the determination of targeted awards and our benchmarking process, see "Competitive Compensation" above.
For Fiscal 2013 the following target percentages of base salary, performance measures and associated weightings, applied by the Board, for each Named Executive Officer were:

Named Executive Officer	Total Target Award as % of Base Salary	Worldwide Revenues	Worldwide Adjusted Operating Income	Board Objectives
Mark Barrenechea	125.00%	45%	45%	10%
Paul McFeeters	82.35%	45%	45%	10%
P. Thomas Jenkins	125.00%	45%	45%	10%
James Mackey	82.86%	45%	45%	10%
Gordon A. Davies	37.50%	45%	45%	10%
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, please see “Grants of Plan-Based Awards for Fiscal 2013” below.
For the corporate financial objectives, the Board applies a threshold and target level of performance. The Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater than the target that performance exceeded. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2013.

Objectives (in millions)	Threshold Target (90% target)	Target	Fiscal 2013 Actual	% of Target Actually Achieved	% of Payment per Fiscal 2013 Payout Table
Worldwide Revenues	$1,287	$1,430	$1,363	95%	55%
Worldwide Adjusted Operating Income	$354	$393	$400	102%	120%
The following table sets forth below illustrates the percentage of the target award that is paid to our Named Executives Officers, in accordance with the Company's actual results achieved for Fiscal 2013.

Revenues and Adjusted Operating Income and Margin Calculation
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	0%	101%	110%
90 - 91%	15%	102%	120%
92 - 93%	40%	103%	130%
94 - 95%	55%	104%	140%
96 - 97%	70%	105%	150%
98 - 99%	85%	Over 105%	300% cap
100%	100%

Formula:
Actual / Budget = % of Attainment		Example: an attainment of 103% results in a % payment of 130%
For instance, in Fiscal 2013, the Company achieved 95% of its worldwide revenue target. The “Revenues and Adjusted Operating Income and Margin Calculation” table above illustrates under the “% Attainment” column that an achievement of 95% of target for this performance criteria results in an award payment of 55% of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2013 was determined in accordance with the calculation formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2013, the percentage of target award amount represented by the actual award paid and the percentage of base salary represented by the actual award paid broken out by performance measure as follows:
Mark Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$348,750	$52,313	$191,813	55%
Worldwide Adjusted Operating Income	$348,750	$52,313	$418,500	120%
Board Objectives	$77,500	$11,625	$77,500	100%
Total	$775,000	$116,251	$687,813	89%
Paul McFeeters

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$156,328	$23,449	$85,981	55%
Worldwide Adjusted Operating Income	$156,328	$23,449	$187,594	120%
Board Objectives	$34,740	$5,211	$34,740	100%
Total	$347,396	$52,109	$308,315	89%

P. Thomas Jenkins

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$279,158	$41,874	$153,536	55%
Worldwide Adjusted Operating Income	$279,158	$41,874	$334,989	120%
Board Objectives	$62,035	$9,305	$62,035	100%
Total	$620,351	$93,053	$550,560	89%
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$66,998	$10,050	$36,849	55%
Worldwide Adjusted Operating Income	$66,998	$10,050	$80,397	120%
Board Objectives	$14,888	$2,233	$14,888	100%
Total	$148,884	$22,333	$132,134	89%
James Mackey
In the case of Mr. Mackey, in recognition of his role and responsibilities related to corporate development, mergers and acquisitions, his worldwide revenues and worldwide adjusted operating income targets were set, respectively, at 101.7% of the worldwide revenue target for the other Named Executive Officers and 102.8% of the worldwide adjusted operating income target for the other Named Executive Officers. Mr. Mackey attained 94% of his worldwide revenues target and 99% of his worldwide adjusted operating income target. This resulted in a payout of 55% and 85% for each of these targets respectively, for a total attainment of 73%. The target amounts and resulting amounts payable were prorated to amounts paid based on the number of months Mr. Mackey was employed with us during Fiscal 2013.

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$97,875	$14,681	$53,831	55%
Worldwide Adjusted Operating Income	$97,875	$14,681	$83,194	85%
Board Objectives	$21,750	$3,263	$21,750	100%
Total	$217,500	$32,625	$158,775	73%
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
During each quarter, the Board conducts meetings in which it reviews and approves grants of options. The grant dates for these options abide by the provisions of our Insider Trading Policy, which states, in part, that stock options may not be granted while a “trading window” is closed. Generally, the “trading window” is closed during the period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which our quarterly or annual financial results, as applicable, have been publicly released. If the Board approves the issuance of stock options while a trading window is closed, these stock options are not granted until the trading window reopens. See also “Other Information With Respect to Our Compensation Program - Insider Trading Policy” below.
Our stock options are generally granted:

•	On the second trading day for the NASDAQ market following the date on which our quarterly or annual financial results, as applicable, are released; and

•	At a price that is not less than the closing price of our Common Shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.
During Fiscal 2013, we granted options to one of our Named Executive Officers, namely, Mr. Mackey, who received options upon joining the Company, in line with OpenText practice with new hires. The details of the grant are contained in the table found below under “Grants of Plan Based Awards in Fiscal 2013”.
During Fiscal 2013, we also granted options to certain of our Named Executive Officers as an element of Fiscal 2015 LTIP. For particulars on how stock options formed part of the most recent long term incentive plan please see Fiscal 2015 LTIP within the following LTIP section. The details of the grants are contained in the table found below under “Grants of Plan Based Awards in Fiscal 2013”.
LTIP
We also provide long-term compensation to our Named Executive Officers in the form of the LTIP. The LTIP was first approved by the Board during Fiscal 2008 and endeavors, in addition to granting separate stock options, to encourage and reward superior performance by aligning an increase in the Named Executive Officer's compensation with improvements in our corporate performance and with an increase in the value of our shareholders' investment. The goal of the LTIP is to reward our executive officers who have significantly contributed to the growth of our company through their performance and to provide our executive officers with a stake in our future. Accordingly, the LTIP represents a significant component of each Named Executive Officer's total compensation. The LTIP is a rolling three-year program, which means that assessment of a Named Executive Officer's performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three year term in either cash or Common Shares, at the discretion of the Board. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change in control of the Company at the beginning of the participation period, as well as mandatory repayment in the event of fraud, willful misconduct or gross negligence on behalf of plan participants. For instance, for grants made under LTIPs in Fiscal 2010 and later, it is stated that in the event that an eligible employee's termination date is before the commencement of the nineteenth month in the applicable performance period, an LTIP payment will not be made.
One criterion we have used consistently to measure performance under the LTIP is, if over the three year period our TSR compared to the cumulative TSR of companies comprising a peer index group is higher than a pre-determined target percentile, (that is set at the date of grant), then a payout will be made. Depending on whether this target is met or exceeded with respect to the stipulations of the individual LTIP's, the amount of payout would be determined. Previous to Fiscal 2012, the TSR achievement was calculated using the closing price of our Common Shares, as it traded on the last day of our fiscal year end, for the third year in the LTIP's rolling three-year program. However, starting in Fiscal 2012, the TSR achievement has been calculated using the average closing price of our Common Shares, as it trades over the last 30 days ending September 15th (following the third year in the LTIP's rolling three-year program). The Compensation Committee determined that it was desirable to extend the performance period this way to reduce the impact of fluctuations in the price of our Common Shares, particularly around our fiscal year end prior to the release of our audited financial results. This allows the determination of the TSR achievement to occur after the audited financial results have been publicly released and fully disseminated. We believe this will ensure the achievements of LTIP participants are measured on the full impact of the Company's financial results. As such, our existing LTIP plans have all been updated, in accordance with the accepted provisions of the LTIP agreement, to change the end measurement date and to use an average share price in determining our TSR achievement. We accordingly treated this change as a modification of the awards previously granted and revalued our LTIP expense as reflected in our financial results. The impact of the modification resulted in an additional expense of approximately $1.0 million, $53,000 and

$197,000 in respect of LTIP grants made in Fiscal 2010, Fiscal 2011 and Fiscal 2012, respectively. LTIP 2015 was launched subsequent to the change in TSR calculation and has been expensed accordingly.
Fiscal 2015 LTIP
Grants made in Fiscal 2013 under the LTIP (Fiscal 2015 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation, which consists of base salary and target short-term variable compensation. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance.
Fiscal 2015 LTIP at target compensation for each Named Executive Officer comprises three elements: performance share units (PSUs), restricted share units (RSUs) and stock options based on 50%, 25% and 25% at target compensation respectively.
Awards granted in Fiscal 2013 under Fiscal 2015 LTIP were in addition to the awards granted in Fiscal 2011 and Fiscal 2012. The LTIP commencing in Fiscal 2013 will be settled, in Common Shares and/or cash, as determined by the Company, following the completion of the performance period.
Fiscal 2015 LTIP - PSUs
The number of PSUs granted on December 3, 2012 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of 50% at target compensation at the average fair market value of the Company's stock for the five days prior to grant date. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for Fiscal 2015 LTIP. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index as at November 2, 2012 (the Index) is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative over the three year period, no payout will be made. Any target percentile achieved between 1% to 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award.
The performance targets and the weightings of performance targets for the Named Executive Officers are reviewed each year for any new LTIP plans and are recommended by the Compensation Committee and approved by the Board. In making the recommendation for LTIP 2015, the Compensation Committee's intention was to align the Named Executive Officer's interests with our shareholders' interests. Payments under the PSU portion of Fiscal 2015 LTIP, if made, will range between 1.5% and 150% of PSU target based upon OpenText's performance over the three-year period.
The amounts that may be realized for PSU awards under the Fiscal 2015 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2013, applied to the number of equivalent PSUs issued to the Named Executive Officers.

Fiscal 2015 LTIP PSUs
Named Executive Officer	Threshold at June 30, 2015	100% Achievement at June 30, 2015	150% Achievement at June 30, 2015
Mark Barrenechea	$20,360	$1,357,349	$2,036,024
Paul McFeeters	$7,053	$470,183	$705,275
P. Thomas Jenkins	$16,410	$1,094,014	$1,641,020
James Mackey	$2,821	$188,087	$282,131
Gordon A. Davies	$4,864	$324,274	$486,411
Fiscal 2015 LTIP - RSUs
The number of RSUs granted on November 2, 2012 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of 25% at target compensation at the average fair market value of the Company's stock for the five days prior to grant date. RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all of the RSUs shall become vested RSUs at the end of the Fiscal 2015 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2015 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2013, applied to the number of equivalent RSUs issued to the Named Executive Officers.

Fiscal 2015 LTIP RSUs
Named Executive Officer	Value at June 30, 2013
Mark Barrenechea	$678,675
Paul McFeeters	$235,058
P. Thomas Jenkins	$547,007
James Mackey	$94,009
Gordon A. Davies	$162,137
Fiscal 2015 LTIP - Stock Options
The number of stock options granted on November 2, 2012 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of 25% at target compensation at the Black-Scholes fair value for such options. The stock options vest over 4 years, do not have any specific performance-based vesting criteria and, if not exercised, expire after 7 years.
The amounts that may be realized for stock option awards under the Fiscal 2015 LTIP are as follows, calculated based on the difference between the market price of our Common Shares on the NASDAQ as of June 30, 2013 and the grant price of the stock options and applied to the number of equivalent options issued to the Named Executive Officers.

Fiscal 2015 LTIP Options
Named Executive Officer	Value at June 30, 2013
Mark Barrenechea	$475,770
Paul McFeeters	$164,803
P. Thomas Jenkins	$383,482
James Mackey	$65,924
Gordon A. Davies	$113,649
The details of the option grants are contained in the table found below under “Grants of Plan Based Awards in Fiscal 2013.”
Fiscal 2014 LTIP
Grants made in Fiscal 2012 under the LTIP (Fiscal 2014 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation, which consists of base salary and target short-term variable compensation. Fiscal 2014 LTIP awards were made as PSUs. The number of PSUs granted on February 3, 2012 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of the total on-target compensation at the average fair market value of the Company's stock for the five days prior to grant date. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for Fiscal 2014 LTIP. Payments under Fiscal 2014 LTIP, if made, will range between 1.5% and 150% of target based upon OpenText's performance over the three year period. If relative TSR is negative over the three year period, no payout will be made.
The amounts that may be realized for awards under the Fiscal 2014 LTIP for achievement of the target are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2013, applied to the number of equivalent PSUs issued to the Named Executive Officers.

Fiscal 2014 LTIP
Named Executive Officer	Threshold at June 30, 2014	100% Achievement at June 30, 2014	150% Achievement at June 30, 2014
Mark Barrenechea	$32,121	$2,141,399	$3,212,099
Paul McFeeters	$12,399	$826,570	$1,239,855
P. Thomas Jenkins	$32,188	$2,145,850	$3,218,775
James Mackey*	N/A	N/A	N/A
Gordon A. Davies	$9,537	$635,812	$953,719

*Mr. Mackey was not with the Company when grants were made under Fiscal 2014 LTIP
For more information regarding the criterion and targets used to evaluate performance with respect to the LTIP awards granted during Fiscal 2012, please refer to Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
Fiscal 2013 LTIP
Grants made in Fiscal 2011 under the LTIP (Fiscal 2013 LTIP) were set using a percentage of the Named Executive Officer's total on-target compensation. Fiscal 2013 LTIP awards were made as PSUs. The number of PSUs granted on October 29, 2010 and issued to each Named Executive Officer was based on converting the U.S. dollar equivalent of the total on-target compensation at the fair market value of the Company's stock, as of October 29, 2010. For each Named Executive Officer, the compensation awarded at target under the LTIP was determined by the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance. Payments under Fiscal 2013 LTIP, if made, will range between 50% and 150% of target for each criterion independently, based upon OpenText's performance over the three year period. The most that a Named Executive Officer may receive with regard to any single performance criterion under the Fiscal 2013 LTIP awards is 1.5 times the target award for that criterion. If OpenText does not meet the minimum target set for a particular performance criterion, each Named Executive Officer will not receive any award with respect to that criterion. Attainment of each criterion is independent of the attainment of the other criteria.
The amounts that may be realized for awards under the Fiscal 2013 LTIP for achievement of the target are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2013, applied to the number of equivalent PSUs issued to the Named Executive Officers.

Fiscal 2013 LTIP
Named Executive Officer	Threshold at June 30, 2013	100% Achievement at June 30, 2013	150% Achievement at June 30, 2013
Mark Barrenechea*	N/A	N/A	N/A
Paul McFeeters	$458,064	$916,129	$1,374,193
P. Thomas Jenkins	$1,288,332	$2,576,663	$3,864,995
James Mackey*	N/A	N/A	N/A
Gordon A. Davies	$305,376	$610,752	$916,129
* Messrs. Barrenechea and Mackey were not with the Company when grants were made under Fiscal 2013 LTIP
The criteria used to evaluate the Fiscal 2013 LTIP included relative total shareholder return and average adjusted earnings per share. For more information regarding the criteria and targets used to evaluate performance with respect to the LTIP awards granted during Fiscal 2011, please refer to Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Executive Change in Control and Severance Benefits
Our severance benefit agreements are designed to provide reasonable compensation to departing senior executive officers under certain circumstances. While we do not believe that the severance benefits would be a determinative factor in a senior executive's decision to join or remain with the Company, the absence of such benefits, we believe, would present a distinct competitive disadvantage in the market for talented executive officers. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance in an attempt to avoid future disputes or litigation.
We recently reviewed and made changes to our severance benefits for executive officers. See details of these changes below under “Potential Payments Upon Termination or Change in Control”. With these changes, we believe that the severance benefits we offer to our senior executive officers are competitive with similarly situated individuals and companies. With respect to termination of employment absent a change in control, we believe that the benefits we offer are in line with the markets in which we compete. Regarding change in control benefits, we have structured these benefits as a “double trigger” meaning that the benefits are only paid in the event of, first, a change in control transaction, and second, the loss of employment within one year after the transaction for Messrs. Barrenechea, Jenkins, and Davies and within six months for Messrs. McFeeters and Mackey. These benefits attempt to provide an incentive to our senior executive officers to remain employed with the Company in the event of such a transaction.
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
The Share Ownership Guidelines were adopted in October 2009 and the Board recommends that the equity ownership levels be achieved by October 31, 2014. Alternatively, for someone who becomes senior management after the date these Share Ownership Guidelines were adopted, the Board recommends that the equity ownership levels be achieved within five (5) years of becoming subject to the Share Ownership Guidelines and that he hold the number of OpenText shares or share equivalents recommended for so long as they remain within senior management. As of the date of this Annual Report on Form 10-K, Messrs. McFeeters, Jenkins and Davies comply with the Share Ownership Guidelines for Fiscal 2013. The other Named Executive Officers have until October 31, 2014 or five years from becoming subject to these guidelines, whichever is sooner, to achieve the equity ownership guidelines required by his position.
Insider Trading Policy
All of our employees, officers and directors, including our Named Executive Officers, are required to comply with our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material inside information. In addition, our Insider Trading Policy prohibits our employees, officers and directors, including our Named Executive Officers, from, directly or indirectly, short selling any security of the Company or entering into any other arrangement that results in a gain only if the value of the Company's securities decline in the future, selling a “call option” giving the holder an option to purchase securities of the Company, or buying a “put option” giving the holder an option to sell securities of the Company.
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
Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.992560, 1.001200, and 0.992023 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark Barrenechea	2013	$620,000	—	$1,404,035	$492,317	$687,813	N/A	$24,536	(5)	$3,228,701
President and Chief Executive Officer	2012	$310,000	—	$3,423,031	$10,753,950	$240,235	N/A	$107,021	(6) (9)	$14,834,237
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A

Paul McFeeters	2013	$421,838	—	$486,329	$170,535	$308,315	N/A	$—	(7)	$1,387,017
Chief Financial Officer and Chief Administrative Officer	2012	$425,499	—	$627,242	$1,329,653	$144,365	N/A	$—	(7)	$2,526,759
	2011	$396,809	—	$520,295	$—	$707,114	N/A	$—	(7)	$1,624,218

P. Thomas Jenkins	2013	$496,280	—	$1,131,642	$396,819	$550,560	N/A	$28,424	(8)	$2,603,725
Executive Chairman and Chief Strategy Officer	2012	$500,587	—	$1,628,417	$—	$402,827	N/A	$32,212	(6)	$2,564,043
	2011	$496,011	—	$1,463,358	$—	$2,142,768	N/A	$22,709	(6)	$4,124,846

James Mackey (11)	2013	$262,500	—	$194,530	$556,530	$158,775	N/A	$—	(7)	$1,172,335
SVP, Corporate Development	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
Gordon A. Davies	2013	$397,024	—	$335,427	$117,602	$132,134	N/A	$—	(7)	$982,187
Chief Legal Officer and Corporate Secretary	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(10)	N/A
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(10)	N/A

(1)
Performance Share Units (PSUs) and Restricted Share Units (RSUs) were granted pursuant to the Fiscal 2015 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (ASC Topic 718). For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2013” table below.

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

(3)	The amounts set forth in this column for Fiscal 2013 represent payments under the variable short-term incentive plan.

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
a.    Tax, Financial, and Estate Planning ($12,866); and
b.    Car Allowances ($11,400); and
c.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Barrenechea.

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2012 and June 30, 2011.

(7)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(8)	Represents amounts we paid or reimbursed for:
a.    Club membership ($4,699); and
b.    Car Allowances ($14,293); and
c.    Taxable benefit and gross up on Achievers club ($8,629); and
d.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins.

(9)	The amounts set forth for Mr. Barrenechea's salary and non-equity incentive awards represent a prorated amount based on Mr. Barrenechea's date of hire in January 2012 with the Company.

(10)	The executive officer was not a Named Executive Officer during the prior two fiscal years, and, therefore compensation details have been excluded.

(11)	The amounts set forth for Mr. Mackey's compensation represents a prorated amount based on Mr. Mackey's date of hire in October 2012 with the Company.
Grants of Plan-Based Awards in Fiscal 2013
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2013. Generally, stock options are granted to Named Executive Officers in limited circumstances, such as new hires, promotions or exceptional performance. See “Variable Long-Term Incentives - Stock Options” for more details about our general practice regarding stock option grants.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/Share)	Awards ($)
Mark Barrenechea	November 2, 2012	$116,251	$775,000	$2,325,000	30,246	$52.74	$492,317
Paul McFeeters	November 2, 2012	$52,109	$347,396	$1,042,188	10,477	$52.74	$170,535
P. Thomas Jenkins	November 2, 2012	$93,053	$620,351	$1,861,050	24,379	$52.74	$396,819
James Mackey	November 2, 2012	$43,500	$290,000	$870,000	4,191	$52.74	$68,217
	November 2, 2012				30,000	$52.74	$488,313
Gordon A. Davies	November 2, 2012	$22,333	$148,884	$446,652	7,225	$52.74	$117,602

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying	Grant Date Fair Value of Stock
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark Barrenechea	November 2, 2012	297	19,824	29,736	9,912	$1,404,035
Paul McFeeters	November 2, 2012	103	6,867	10,301	3,433	$486,329
P. Thomas Jenkins	November 2, 2012	240	15,978	23.967	7,989	$1,131,642
James Mackey	November 2, 2012	41	2,747	4,121	1,373	$194,530
Gordon A. Davies	November 2, 2012	71	4,736	7,104	2,368	$335,427

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2013. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Variable Short-Term Incentives” above.

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

(4)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2015 LTIP PSUs. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Variable Long-Term Incentives - LTIP” above.

Outstanding Equity Awards at End of Fiscal 2013
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2013.

		Option Awards						Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mark Barrenechea	November 2, 2012		30,246	52.74	November 2, 2019
	February 3, 2012	80,000	320,000	60.35	February 3, 2019
	May 3, 2012	25,000	75,000	52.44	May 3, 2019
	February 3, 2012					22,222	$1,521,540
	February 3, 2012							31,275	$2,141,399
	November 2, 2012					9,912	$678,675
	December 3, 2012							19,824	$1,357,349
Paul McFeeters	August 21, 2008	50,000		34.50	August 21, 2015
	May 3, 2012	18,750	56,250	52.44	May 3, 2019
	November 2, 2012		10,477	52.74	November 2, 2019
	October 29, 2010							13,380	$916,129
	February 3, 2012							12,072	$826,570
	November 2, 2012					3,433	$235,058
	December 3, 2012							6,867	$470,183
P. Thomas Jenkins	August 21, 2008	100,000		34.50	August 21, 2015
	November 2, 2012		24,379	52.74	November 2, 2019
	October 29, 2010							37,632	$2,576,663
	February 3, 2012							31,340	$2,145,850
	November 2, 2012					7,989	$547,007
	December 3, 2012							15,978	$1,094,014
James Mackey	November 2, 2012		30,000	52.74	November 2, 2019
	November 2, 2012		4,191	52.74	November 2, 2019
	November 2, 2012					1,373	$94,009
	December 3, 2012							2,747	$188,087
Gordon A. Davies	October 29, 2009		18,750	37.33	October 29, 2016
	October 29, 2010							8,920	$610,752
	November 2, 2012		7,225	52.74	November 2, 2019
	February 3, 2012							9,286	$635,812
	November 2, 2012					2,368	$162,137
	December 3, 2012							4,736	$324,274

(1)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2013, Fiscal 2014, and Fiscal 2015 LTIPs and the market value as of June 30, 2013 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $68.47.

(2)	Options in the table above generally vest annually over a period of 4 years starting from the date of grant.
As of June 30, 2013, options to purchase an aggregate of 1,805,391 Common Shares had been previously granted and are outstanding under our stock option plans, of which 672,846 Common Shares were vested. Options to purchase an additional

2,652,250 Common Shares remain available for issuance pursuant to our 2004 Stock Option Plan and our 1998 Stock Option Plan. Our option pool represents 4.5% of the Common Shares issued and outstanding as of June 30, 2013 on a fully diluted basis.
During Fiscal 2013, the Company granted options to purchase 430,045 Common Shares or 0.7% of the Common Shares issued and outstanding as of June 30, 2013.
Option Exercises and Stock Vested in Fiscal 2013
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2013:

	Option Awards		Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Mark Barrenechea	—	—	—	$—
Paul McFeeters	240,000	11,827,058	8,584	$428,352
P. Thomas Jenkins	50,000	2,043,500	32,191	$1,606,341
James Mackey	—	—	—	$—
Gordon A. Davies	18,750	336,075	7,154	$356,985

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying shares on the vesting date

(3)	Relates to the vesting of PSUs under our Fiscal 2012 LTIP
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause; and

•	If there is a change in control in the ownership of OpenText and subsequent to the change in control, there is a change in the relationship between OpenText and the Named Executive Officer.
When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer groups, the position held by the Named Executive Officer within OpenText and in the case of Mr. Mackey, by the Named Executive Officer's length of service with OpenText. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our Named Executive Officers.
With the exception of our employment agreement with Mr. Mackey, our employment agreements with our Named Executive Officers are similar in structure, terms and conditions, with the key exception of the amount of severance payments, which is determined by the position held by the Named Executive Officer within OpenText. Details are set out below of each of their potential payments upon a termination by the Company without cause and upon a change in control event where there is a subsequent change in the relationship between the Company and the Named Executive Officer.
Termination Without Cause - Messrs. Barrenechea, McFeeters, Jenkins, and Davies
If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following, each of which provides “cause” for termination:

•	The failure by the Named Executive Officer to attempt in good faith to perform his duties, other than as a result of a physical or mental illness or injury;

•
The Named Executive Officer's willful misconduct or gross negligence of a material nature in connection with the performance of his duties which is or could reasonably be expected to be injurious to the Company;

•	The breach by the Named Executive Officer of his fiduciary duty or duty of loyalty to the Company;

•
The Named Executive Officer's intentional and unauthorized removal, use or disclosure of information relating to the Company, including customer information, which is injurious to the Company or its customers;

•	The willful performance by the Named Executive Officer of any act of dishonesty or willful misappropriation of funds or property of the Company or its affiliates;

•	The indictment of the Named Executive Officer or a plea of guilty or nolo contender to a felony or other serious crime involving moral turpitude;

•	The material breach by the Named Executive Officer of any obligation material to his employment relationship with the Company; or

•	The material breach by the Named Executive Officer of the Company's policies and procedures which breach causes or could reasonably be expected to cause harm to the Company;
provided that in certain of the circumstances listed above, OpenText has given the Named Executive Officer reasonable notice of the reason for termination as well as a reasonable opportunity to correct the circumstances giving rise to the termination.
Termination Without Cause - Mr. Mackey
If the Named Executive Officer is terminated without cause, we may be obligated to make payments or provide benefits to the Named Executive Officer. A termination without cause means a termination of a Named Executive Officer for any reason other than the following, each of which provides “cause” for termination:

•
The failure by the Named Executive Officer to perform his duties according to the terms of his employment agreement or to perform in a manner satisfactory to the Board after OpenText has given the Named Executive Officer reasonable notice of this failure as well as a reasonable opportunity to correct this failure; however, any such failure:

•	that follows a diminution in his position or duties or responsibilities, or

•	that results from a disability of the Named Executive Officer, is not considered a failure for purposes of this section;

•	The engagement by the Named Executive Officer in any act that is materially harmful to us;

•
The engagement by the Named Executive Officer in any illegal conduct or any act of dishonesty which benefits the Named Executive Officer at our expense including but not limited to the failure by the Named Executive Officer to:

•	honour his fiduciary duties to us; and

•	fulfill his duty to act in our best interests;

•	The failure of the Named Executive Officer to abide by the terms of any resolution passed by the Board; or

•	The failure of the Named Executive Officer to abide by our policies, procedures and codes of conduct.
Change in Control - Messrs. Barrenechea, McFeeters, Jenkins, and Davies
If there is a change in control of the ownership of OpenText and within one year of such change in control event, there is a change in the relationship between OpenText and the Named Executive Officer without the Named Executive Officer's written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for cause or due to the death or disability of the Named Executive Officer.
A change in control includes the following events:

•	The sale, lease, exchange or other transfer, in one transaction or a series of related transactions, of all or substantially all of the assets of OpenText;

•	The approval by the holders of common shares of any plan or proposal for the liquidation or dissolution of the Company;

•	Any transaction in which any person or group acquires ownership of more than 50% of the shares of OpenText's common stock; or

•
Any transaction in which a majority of the Board is replaced over a twelve-month period and such replacement of the Board was not approved by a majority of the Board still in office at the beginning of such period.

Examples of a change in the relationship between the Named Executive Officer and OpenText where payments or benefits may be triggered following a change in control event include:

•
A material diminution in the duties and responsibilities of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the duties and responsibilities of similarly situated executive officers;

•	A material reduction to the Named Executive Officer's compensation, other than a similar reduction to the compensation of similarly situated executive officers;

•	A relocation of the Named Executive Officer's primary work location more than fifty miles;

•
A reduction in the title or position of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers;

None of our Named Executive Officers are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the Named Executive Officer's relationship with OpenText.
Change in Control - Mr. Mackey
If there is a change in control of the ownership of OpenText and within six months of such change in control event, there is a change in the relationship between OpenText and the Named Executive Officer without the Named Executive Officer's written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for cause or due to the death or disability of the Named Executive Officer.
A change in control includes the following events:

•	The sale of all or substantially all of the assets of OpenText;

•	Any transaction in which any person or group acquires ownership of more than 50% of the shares of OpenText's common stock on a fully diluted basis; or

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

Examples of a change in the relationship between the Named Executive Officer and OpenText where payments or benefits may be triggered include:

•
A change in control described above which results in a material change of the Named Executive Officer's position, duties, responsibilities, title or office which were in effect immediately prior to such a change in control (except for a change in any position or duties as an OpenText director or for any other material change that is the result of a promotion), which includes any removal of the Named Executive Officer from, or any failure to re-elect or re-appoint the Named Executive Officer to, any positions or offices he held immediately prior to such a change in control;

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
Amounts Payable Upon Termination or Change in Control - Messrs. Barrenechea, McFeeters, Jenkins, and Davies
Generally, upon termination of employment without cause or following a change in the Named Executive Officer's relationship with OpenText, in each case, either within twelve months of a change in control event or absent a change in control event, the Named Executive Officer is entitled to either twelve or twenty-four months of compensation, depending upon the Named Executive Officer's position, including variable long-term incentives equal to 100% of the current year's target bonus.
With respect to the LTIP, if the termination of employment occurs either without cause or due to a change in the nature of the relationship between the Named Executive Officer and OpenText, in each case, within twelve months of a change in control event, the Named Executive Officer is entitled to 100% of his LTIP.
With respect to options, (a) upon termination of employment without cause or following a change in the Named Executive Officer's relationship with OpenText, in each case, absent a change in control event, the Named Executive Officer is entitled to exercise those stock options which have vested as of the date of termination; and (b) upon termination of employment without cause or upon a change in the relationship between the Named Executive Officer and OpenText, in each case, within twelve months of a change in control event, the Named Executive Officer is entitled to exercise 100% of all outstanding options, which are all deemed immediately vested. The Named Executive Officer must exercise these options within 90 days of the termination date. In addition, in the case of Mr. Barrenechea, all stock options and RSUs granted to Mr. Barrenechea in Fiscal 2012 are deemed to vest.

Messrs. Barrenechea, McFeeters, Jenkins, and Davies
	No change in control		Change in control
And within 12 months
	Termination without cause	Change in relationship	Termination without cause	Change in relationship
Base	12 or 24 months, depending on position	12 or 24 months, depending on position	24 months	24 months
Variable	12 or 24 months, depending on position, and based on 100% of current year's target	12 or 24 months, depending on position, and based on 100% of current year's target	24 months and based on 100% of current year's target	24 months and based on 100% of current year's target
LTIP
Prorated for number of months participation at termination date in the applicable 36 month performance period. If termination date is before the commencement of the 19th month a prorated LTIP will not be paid

Prorated for number of months participation at termination date in the applicable 36 month performance period. If termination date is before the commencement of the 19th month a prorated LTIP will not be paid
			100% vesting	100% vesting
Options	Vested as of termination date	Vested as of termination date	100% vesting	100% vesting
Mark Barrenechea
Upon any instance of termination without cause or change in control described above, we are required to provide Mr. Barrenechea with the following:

•	Payment of 24 months of salary;

•	Payment of 24 months of variable short-term incentive, assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•	If the triggering event occurs within twelve months of a change in control, 100% of the LTIP;

•	All employee and medical benefits provided to Mr. Barrenechea immediately prior to the occurrence of the trigger event for a period of 24 months; and

•
For a period of 90 days, the right to exercise all options which have vested as of the date of termination; provided, however, all options and RSUs granted to Mr. Barrenechea during Fiscal 2012 (Fiscal 2012 Awards) shall continue to vest during the 24 month period following the date of termination and Mr. Barrenechea shall have another 90 days following this period to exercise the Fiscal 2012 Awards. Following these deadlines, all unvested options and RSUs shall terminate. However, if the triggering event occurs within twelve months of a change in control event, then 100% of all outstanding options and the Fiscal 2012 Awards vest and Mr. Barrenechea shall have 90 days to exercise these options and awards.

We are required to make these payments and provide these benefits over a period of 24 months from the date of the event which triggered our obligation. In all events where the Company is required to make payments to Mr. Barrenechea, the Company intends to make the payments no later than two and a half  months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
In return for receiving the payments and the benefits described in this section, Mr. Barrenechea must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Barrenechea is bound by a confidentiality and non-solicitation agreement. Mr. Barrenechea's non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Barrenechea of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Paul McFeeters
Upon any instance of termination without cause or change in control described above, we are required to provide Mr. McFeeters with the following:

•	Payment of 24 months of salary;

•	Payment of 24 months of variable short-term incentive, assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•	If the triggering event occurs within twelve months of a change in control, 100% of the LTIP;

•	All employee and medical benefits provided to Mr. McFeeters immediately prior to the occurrence of the trigger event for a period of 24 months; and

•
For a period of 90 days, the right to exercise all options which have vested as of the date of termination. However, if the triggering event occurs within twelve months of a change in control event, then 100% of all outstanding options vest and Mr. McFeeters shall have 90 days to exercise these options.

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
Any breach by Mr. McFeeters of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
P. Thomas Jenkins
Upon any instance of termination without cause or change in control described above, we are required to provide Mr. Jenkins with the following:

•	Payment of 24 months of salary;

•	Payment of 24 months of variable short-term incentive, assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•	If the triggering event occurs within twelve months of a change in control, 100% of the LTIP;

•	All employee and medical benefits provided to Mr. Jenkins immediately prior to the occurrence of the trigger event for a period of 24 months; and

•
For a period of 90 days, the right to exercise all options which have vested as of the date of termination. However, if the triggering event occurs within twelve months of a change in control event, then 100% of all outstanding options vest and Mr. Jenkins shall have 90 days to exercise these options.

We are required to make these payments and provide these benefits over a period of 24 months from the date of the event which triggered our obligation.
In return for receiving the payments and the benefits described in this section, Mr. Jenkins must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Jenkins is bound by a confidentiality and non-solicitation agreement. Mr. Jenkins's non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Jenkins of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Gordon A. Davies
Upon any instance of termination without cause or change in Mr. Davies' relationship with OpenText, in each as described above and in the absence of a change in control event, we are required to provide Mr. Davies with the following:

•	Payment of 12 months of salary;

•	Payment of 12 months of variable short-term incentive, assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred ;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•	All employee and medical benefits provided to Mr. Davies immediately prior to the occurrence of the trigger event for a period of 12 months; and

•	For a period of 90 days, the right to exercise all options which have vested as of the date of termination.
If the termination without cause or the change in Mr. Davies' relationship with OpenText occurs within 12 months of a change in control event, then we are required to provide Mr. Davies with the following:

•	Payment of 24 months of salary;

•	Payment of 24 months of variable short-term incentive, assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•	Payment of 100% of the LTIP;

•	All employee and medical benefits provided to Mr. Davies immediately prior to the occurrence of the trigger event for a period of 24 months; and

•	100% of all outstanding options vest and Mr. Davies shall have 90 days to exercise these options.
We are required to make these payments and provide these benefits over a period of either 12 months or 24 months depending on the instance from the date of the event which triggered our obligation.
In return for receiving the payments and the benefits described in this section, Mr. Davies must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Davies is bound by a confidentiality and non-solicitation agreement. Mr. Davies' non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Davies of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Amounts Payable Upon Termination or Change in Control - Mr. Mackey
Generally, upon (a) termination of employment without cause, or (b) a termination of employment without cause or following a change in the Named Executive Officer's relationship with OpenText, in either case, within six months of a change in control event, the Named Executive Officer is entitled to twelve months of compensation, including variable long-term incentives equal to 100% of the actual bonus amount earned the previous year. In addition, the Named Executive Officer is entitled to one additional month of compensation for every year of service over ten years, up to a maximum of 24 months.

With respect to the LTIP, upon a termination of employment without cause or following a change in the Named Executive Officer's relationship with Open Text, in either case, within six months of a change in control event, the Named Executive Officer is entitled to (a) 0% of his LTIP if the triggering event occurs within the first six months of the LTIP performance period, (b) 50% of his LTIP if the triggering event occurs between the seventh and eighteenth month of the LTIP performance period and (c) 100% of his LTIP if the triggering event occurs between the nineteenth and thirty-sixth month of the LTIP performance period.
With respect to options, (a) upon termination of employment without cause, the Named Executive Officer is entitled to exercise (i) all options which have vested as of the termination date at any time within the 90 day period following the termination date (the 90 Day Period) plus (ii) any unvested options which would have otherwise vested during the 90 Day Period at any time within a further 90 day period, where such further 90 day period shall not exceed 180 days following termination; and (b) upon termination of employment without cause or upon a change in the relationship between the Named Executive Officer and OpenText, in each case, within six months of a change in control event, the Named Executive Officer is entitled to exercise all outstanding options, which are all deemed immediately vested.

Mr. Mackey
	No change in control		Change in control
And within 6 months
	Termination without cause	Change in relationship	Termination without cause	Change in relationship
Base	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months	n/a	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months
Variable	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months and based on actual earned amount from the previous year	n/a	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months and based on actual earned amount from the previous year	12 months plus 1 additional month for every year of service over 10 years up to maximum of 24 months and based on actual earned amount from the previous year
LTIP
Prorated for number of months participation at termination date in the applicable 36 month performance period. If termination date is before the commencement of the 19th month a prorated LTIP will not be paid
		n/a	Months 0 to 6 - 0% vests Months 7 to 18 - 50% vests Months 19 to 36 - 100% vests	Months 0 to 6 - 0% vests Months 7 to 18 - 50% vests Months 19 to 36 - 100% vests
Options	Vested as of termination date plus those that vest within 90 days after the termination date	n/a	100% vesting	100% vesting
James Mackey
Upon any instance of termination without cause or change in control described above, we are required to provide Mr. Mackey with the following:

•	Payment of 12 months of salary;

•	Payment of 12 months of variable short-term incentive earned for the fiscal year prior to the date of the triggering event;

•	All accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP;

•
If the triggering event occurs within six months of a change in control, (a) 0% of his LTIP if the triggering event occurs within the first six months of the LTIP performance period, (b) 50% of his LTIP if the triggering event occurs between the seventh and eighteenth month of the LTIP performance period and (c) 100% of his LTIP if the triggering event occurs between the nineteenth and thirty-sixth month of the LTIP performance period;

•	All employee and medical benefits provided to Mr. Mackey immediately prior to the occurrence of the trigger event for a period of 12 months; and

•
For a period of 90 days, the right to exercise all options which have vested as of the date of termination plus, for another period of 90 days not to exceed 180 days following termination, the right to exercise any unvested options which would have otherwise vested during the first 90 days following termination. Following these periods, all unvested options shall terminate. However, if the triggering event occurs within six months of a change in control event, then 100% of all outstanding options vest and Mr. Mackey shall have 90 days to exercise these options.

We are required to make these payments and provide these benefits over a period of 12 months from the date of the event which triggered our obligation. In all events where the Company is required to make payments to Mr. Mackey, the Company intends to make the payments no later than two and a half  months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
In return for receiving the payments and the benefits described in this section, Mr. Mackey must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, Mr. Mackey is bound by a confidentiality and non-solicitation agreement. Mr. Mackey's non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by Mr. Mackey of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2013. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $68.47 per share as reported on the NASDAQ on June 30, 2013, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2013, of 0.9552.

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2013;

•	Payment under the LTIP for Mr. Mackey is calculated as though 50% of the Fiscal 2013 LTIP target bonus has vested and 100% of the Fiscal 2012 LTIP target bonus has vested;

•	Payment under the LTIP for the other Named Executive Officers is calculated as though 100% of Fiscal 2013 and 100% of Fiscal 2012 has vested; and

•	The number of options available for vesting is equal to:

•	with respect to Mr. Barrenechea and Mr. Mackey, the number of options which were scheduled to be outstanding and exercisable by September 30, 2013, plus

•	with respect only to a change in control in the ownership of OpenText, the number of options which are subject to the acceleration of their vesting dates as a result of such change in control.
Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Mark Barrenechea	Termination Without Cause	1,240,000	1,550,000	—	3,622,240	49,072	6,461,312
	Change in Control/ Relationship	1,240,000	1,550,000	4,177,423	5,797,960	49,072	12,814,455
Paul McFeeters	Termination Without Cause	811,921	668,641	—	—	12,526	1,493,088
	Change in Control/ Relationship	811,921	668,641	1,531,811	1,066,491	12,526	4,091,390
P. Thomas Jenkins	Termination Without Cause	955,201	1,194,001	—	—	56,848	2,206,050
	Change in Control/ Relationship	955,201	1,194,001	3,786,870	383,482	56,848	6,376,402
James Mackey	Termination Without Cause	350,000	—	—	—	135	350,135
	Change in Control/ Relationship	350,000	—	141,048	537,824	135	1,029,007
Gordon A. Davies	Termination Without Cause	382,080	143,280	—	—	7,043	532,403
	Change in Control/ Relationship	764,161	286,560	1,122,223	697,524	14,086	2,884,554
Director Compensation for Fiscal 2013
The following table sets forth summary information concerning the annual compensation received by each of the non-employee directors of OpenText for the fiscal year ended June 30, 2013.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (3)	$54,175	$178,093	$—	—	N/A			$232,268
Brian Jackman (4)	$60,000	$125,007	$—	—	N/A			$185,007
Stephen Sadler (5)	$45,000	$125,007	$—	—	N/A	$619,746	(10)	$789,753
Michael Slaunwhite (6)	$8,750	$197,651	$—	—	N/A			$206,401
Gail E. Hamilton (7)	$74,000	$125,007	$—	—	N/A			$199,007
Katharine B. Stevenson (8)	$70,000	$125,007	$—	—	N/A			$195,007
Deborah Weinstein (9)	$2,313	$198,296	$—	—	N/A			$200,609

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

(2)
In Fiscal 2013, Messrs. Fowlie, Jackman, Sadler, and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 3,269, 2,368, 2,368, 3,638, 2,368, 2,368, and 3,646 DSUs, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(3)	As of June 30, 2013, Mr. Fowlie holds 47,100 options and 6,517 DSUs.

(4)	As of June 30, 2013, Mr. Jackman holds 52,600 options and 2,832 DSUs.

(5)	As of June 30, 2013, Mr. Sadler holds no options and 6,492 DSUs.

(6)	As of June 30, 2013, Mr. Slaunwhite holds 69,900 options and 8,164 DSUs.

(7)	As of June 30, 2013, Ms. Hamilton holds 13,100 options and 5,272 DSUs.

(8)	As of June 30, 2013, Ms. Stevenson holds 22,500 options and 4,052 DSUs.

(9)	As of June 30, 2013, Ms. Weinstein holds 18,300 options and 6,900 DSUs.

(10)
During Fiscal 2013, Mr. Sadler received $619,746 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

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
Unlike the scheduled fee arrangements set forth above, equity awards are made to non-management directors on a discretionary basis by the Board. As with its employees, the Company believes that granting compensation to directors in the form of equity promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. Historically, grants have been made solely in the form of stock options which vest over one year until the Company's next annual general meeting. Effective February 2, 2010, the Board adopted the DSU Plan, which is available to any non-employee director of the Company. As a result, in Fiscal 2013, certain directors elected to receive DSUs instead of fees otherwise payable in cash. During Fiscal 2013, no stock options were granted to directors and the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. Furthermore, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer.
The Company does not have a retirement policy for its directors, however, the Company does review its directors annually as part of its governance process.
Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Messrs. Slaunwhite and Jackman and Ms. Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of OpenText, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire Board) one of whose executive officers served as a director of ours.
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
The following table sets forth certain information as of June 30, 2013 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director and nominee for director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2013. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts, 02109	9,850,957	16.81%
Artisan Partners Holding LP (1) 875 East Wisconsin Ave. STE 800, Milwaukee, WI, WI53202	3,257,469	5.56%
P. Thomas Jenkins (2)	868,087	1.46%
Mark Barrenechea (3)	105,000	*
Stephen J. Sadler (4)	99,124	*
Michael Slaunwhite (5)	131,096	*
Randy Fowlie (6)	97,749	*
Brian J. Jackman (7)	65,064	*
Gail E. Hamilton (8)	19,504	*
Katharine B. Stevenson (9)	27,284	*
Deborah Weinstein (10)	22,832	*
Paul McFeeters (11)	145,297	*
James Mackey	—	—
Gordon A. Davies (12)	6,811	*
All executive officers and directors as a group (13)	1,619,526	2.72%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2013.

(2)	Includes 768,087 Common Shares owned, and100,000 options which are exercisable.

(3)	Includes 105,000 options which are exercisable.

(4)	Includes 95,000 Common Shares owned, and 4,124 deferred stock units (DSUs) which are exercisable.

(5)	Includes 55,400 Common Shares owned, 69,900 options which are exercisable and 5,796 DSUs which are exercisable.

(6)	Includes 46,500 Common Shares owned, 47,100 options which are exercisable and 4,149 DSUs which are exercisable.

(7)	Includes 12,000 Common Shares owned, 52,600 options which are exercisable and 464 DSUs which are exercisable.

(8)	Includes 3,500 Common Shares owned, 13,100 options which are exercisable and 2,904 DSUs which are exercisable.

(9)	Includes 3,100 Common Shares owned, 22,500 options which are exercisable and 1,684 DSUs which are exercisable.

(10)	Includes 18,300 options which are exercisable and 4,532 DSUs which are exercisable.

(11)	Includes 76,547 Common Shares owned and 68,750 options which are exercisable.

(12)	Includes 6,811 Common Shares owned.

(13)	Includes 1,067,373 Common Shares owned, 522,250 options which are exercisable, 6,250 options which will become exercisable within 60 days of June 30, 2013 and 23,653 DSUs which are exercisable.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,805,391	$49.44	2,652,250
Equity compensation plans not approved by security holders :
Under deferred stock awards	40,229	n/a	—
Under performance stock awards	395,887	n/a	—
Under restricted stock awards	128,275	n/a	—
Total	2,369,782	n/a	2,652,250

For more information regarding stock compensation plans, please refer to note 12 "Share Capital, Option Plans and Share-Based Payments" to our consolidated financial statements, under Item 8 of this Annual Report on Form 10-K.

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
Transactions With Related Persons
One of our directors, Mr. Sadler, received consulting fees for assistance with acquisition-related business activities pursuant to a consulting agreement with the Company. Mr. Sadler's consulting agreement, which was adopted by way of board resolution effective July 1, 2011, is for an indefinite period.  The material terms of the agreement are as follows: Mr. Sadler is paid at the rate of Canadian dollars (CAD) $450 per hour for services relating to his consulting agreement. In addition, he is eligible to receive a bonus fee equivalent to 1.0% of the acquired company's revenues, up to CAD $10.0 million in revenue, plus an additional amount of 0.5% of the acquired company's revenues above CAD $10.0 million. The total bonus fee payable, for any given fiscal year, is subject to an annual limit of CAD $450,000 per single acquisition and an aggregate annual limit of CAD $980,000. The acquired company's revenues, for this purpose, is equal to the acquired company's revenues for the 12 months prior to the date of acquisition.
During Fiscal 2013, Mr. Stephen Sadler received approximately CAD $0.6 million in consulting fees from OpenText, inclusive of bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2013 and Fiscal 2012 were:
Audit Fees
Audit fees were $2.1 million for Fiscal 2013 and $1.8 million for Fiscal 2012. Such fees were for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, and (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.
Audit-Related Fees
Audit-related fees were approximately $0.3 million for Fiscal 2013 and $0.2 million for Fiscal 2012. Audit-related fees include (a) services related to statutory audits where applicable, (b) audit services related to mergers and acquisitions, and (c) review of non-periodic filings with the SEC.
Tax Fees
The total fees for tax services were approximately $0.1 million for Fiscal 2013 and $0.3 million for Fiscal 2012. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
All Other Fees
Other fees were approximately nil for Fiscal 2013 and $0.01 million for Fiscal 2012. These fees related primarily to costs associated with miscellaneous consulting services.
Pre-Approval Policy
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2013 and Fiscal 2012 have been pre-approved by the Audit Committee.
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
2) Valuation and Qualifying Accounts; see note 3 "Allowance for Doubtful Accounts" and note 14 "Income Taxes" in the Notes to Consolidated Financial Statements included under Item 8, in Part II.
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
2.3
Agreement and Plan of Merger between Open Text Corporation, EPIC Acquisition Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of OpenText and EasyLink Services International Corporation dated May 1, 2012. (19)

3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)
3.10	Open Text Corporation By-law, dated December 2, 2010. (15)
3.11	Articles of Continuance of the Company, dated December 29, 2005. (7)
4.1	Form of Common Share Certificate. (1)
4.2
Amended and Restated Shareholders Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated December 2, 2010 (amending and restating the Shareholder Rights Plan Agreement dated as of December 6, 2007 filed as an exhibit to OpenText's Registration Statement on Form S-4, as filed with the SEC on May 28, 2009). (15)

10.1	1998 Stock Option Plan. (8)
10.2*	Indemnity Agreement with Walter Koehler dated August 8, 2005. (6)

10.3	2004 Employee Stock Option Plan. (6)
10.4	Artesia Stock Option Plan. (6)
10.5	Vista Stock Option Plan. (6)
10.6*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.7*	Open Text Corporation Long-Term Incentive Plan dated September 10, 2007. (10)
10.8*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (11)
10.9	Open Text Corporation Directors' Deferred Share Unit Plan effective February 2, 2010. (14)
10.10
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011. (16)

10.11*	Restricted Share Unit Grant Agreement, dated February 3, 2012, between Mark Barrenechea and the Company. (17)
10.12	2004 Stock Option Plan, as amended September 27, 2012 (20)
10.13*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012 (21)
10.14*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company (21)
10.15*	Amending Agreement to the Restricted Share Unit Grant Agreement, between Mark Barrenechea and the Company (21)
10.16*	Employment Agreement, dated January 22, 2013, between Greg Corgan and the Company (22)
10.17*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30,  2012) (22)

10.18*	Employment Agreement, dated April 23, 2013, between P. Thomas Jenkins and the Company (23)
10.19*	Employment Agreement, as of October 1, 2012, between James S. Mackey and the Company
10.20*	Employment Agreement, as of December 19, 2012, between Gordon A. Davies and the Company
10.21*	Employment Agreement, as of July 30, 2013, between Paul McFeeters and the Company
10.22*	Letter Agreement, as of July 30, 2013, between P. Thomas Jenkins and the Company
18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (18)

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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 13, 2007 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 2, 2010 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on February 8, 2012 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company’s Report on Form 8-K, as filed with the SEC on October 2, 2012 and incorporated herein by reference

(21)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference

(22)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference

(23)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on April 25, 2013 and incorporated herein by reference

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2013 and June 30, 2012, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2013 and June 30, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2013 expressed an unqualified opinion on the effectiveness of Open Text Corporation's internal control over financial reporting.

/s/    KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
August 1, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited Open Text Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2013 and June 30, 2012, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
August 1, 2013

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2013	June 30, 2012

ASSETS
Cash and cash equivalents	$470,445	$559,747
Accounts receivable trade, net of allowance for doubtful accounts of $4,871 as of June 30, 2013 and $5,655 as of June 30, 2012 (note 3)	174,927	163,664
Income taxes recoverable (note 14)	17,173	17,849
Prepaid expenses and other current assets	43,464	45,613
Deferred tax assets (note 14)	11,082	4,003
Total current assets	717,091	790,876
Property and equipment (note 4)	88,364	81,157
Goodwill (note 5)	1,246,872	1,040,234
Acquired intangible assets (note 6)	363,615	312,563
Deferred tax assets (note 14)	135,695	115,128
Other assets (note 7)	25,082	22,137
Deferred charges (note 8)	67,633	68,653
Long-term income taxes recoverable (note 14)	10,465	13,545
Total assets	$2,654,817	$2,444,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$188,443	$132,015
Current portion of long-term debt (note 10)	51,742	41,374
Deferred revenues	282,387	273,987
Income taxes payable (note 14)	4,184	27,806
Deferred tax liabilities (note 14)	1,127	1,612
Total current liabilities	527,883	476,794
Long-term liabilities:
Accrued liabilities (note 9)	17,849	13,966
Deferred credits (note 8)	11,608	10,086
Pension liability (note 11)	24,509	22,074
Long-term debt (note 10)	513,750	555,000
Deferred revenues	11,830	12,653
Long-term income taxes payable (note 14)	140,508	147,623
Deferred tax liabilities (note 14)	69,672	26,705
Total long-term liabilities	789,726	788,107
Shareholders’ equity:
Share capital (note 12)
59,028,886 and 58,358,990 Common Shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively; Authorized Common Shares: unlimited	651,642	635,321
Additional paid-in capital	101,865	95,026
Accumulated other comprehensive income	39,890	44,364
Retained earnings	572,885	442,068
Treasury stock, at cost (610,878 and 793,494 shares at June 30, 2013 and at June 30, 2012, respectively)	(29,074)	(37,387)
Total shareholders’ equity	1,337,208	1,179,392
Total liabilities and shareholders’ equity	$2,654,817	$2,444,293
Guarantees and contingencies (note 13)
Related party transactions (note 23)
Subsequent events (note 24)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2013	2012	2011
Revenues:
License	$279,598	$293,719	$269,202
Cloud services	173,799	—	—
Customer support	658,216	656,568	560,541
Professional service and other	251,723	257,186	203,560
Total revenues	1,363,336	1,207,473	1,033,303
Cost of revenues:
License	16,107	18,033	18,284
Cloud services	72,365	—	—
Customer support	106,948	110,504	86,834
Professional service and other	196,874	204,909	167,854
Amortization of acquired technology-based intangible assets (note 6)	93,610	84,572	68,048
Total cost of revenues	485,904	418,018	341,020
Gross profit	877,432	789,455	692,283
Operating expenses:
Research and development	164,010	169,043	145,992
Sales and marketing	289,157	274,544	232,332
General and administrative	109,325	97,072	86,696
Depreciation	24,496	21,587	22,116
Amortization of acquired customer-based intangible assets (note 6)	68,745	53,326	38,966
Special charges (note 17)	24,034	24,523	15,576
Total operating expenses	679,767	640,095	541,678
Income from operations	197,665	149,360	150,605
Other income (expense), net (note 21)	(2,473)	3,549	(6,019)
Interest expense, net	(16,982)	(15,564)	(8,452)
Income before income taxes	178,210	137,345	136,134
Provision for (recovery of) income taxes (note 14)	29,690	12,171	12,931
Net income for the period	$148,520	$125,174	$123,203
Earnings per share—basic (note 22)	$2.53	$2.16	$2.16
Earnings per share—diluted (note 22)	$2.51	$2.13	$2.11
Weighted average number of Common Shares outstanding—basic	58,604	57,890	57,077
Weighted average number of Common Shares outstanding—diluted	59,062	58,734	58,260
Dividends declared per Common Share	$0.30	$—	$—
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2013	2012	2011
Net income for the period	$148,520	$125,174	$123,203
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(1,879)	(9,197)	15,388
Net unrealized gain (loss) on cash flow hedges	(2,536)	(1,069)	1,275
Net actuarial gain (loss) relating to defined benefit pension plans	(59)	(5,840)	(214)
Total other comprehensive income (loss), net, for the period	(4,474)	(16,106)	16,449
Total comprehensive income	$144,046	$109,068	$139,652

OPEN TEXT CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars and shares)

	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2010	56,826	$602,868	(308)	$(14,000)	$61,298	$193,691	$44,021	$887,878
Issuance of Common Shares
Under employee stock option plans	439	10,090	—	—	—	—	—	10,090
Under employee stock purchase plans	31	1,202	—	—	—	—	—	1,202
In connection with acquisitions	6	119	—	—	(119)	—	—	—
Stock compensation	—	—	—	—	11,234	—	—	11,234
Income tax effect related to stock options exercised	—	—	—	—	1,888	—	—	1,888
Purchase of treasury stock	—	—	(264)	(12,499)	—	—	—	(12,499)
Other comprehensive income (loss) - net	—	—	—	—	—	—	16,449	16,449
Net income for the year	—	—	—	—	—	123,203	—	123,203
Balance as of June 30, 2011	57,302	$614,279	(572)	$(26,499)	$74,301	$316,894	$60,470	$1,039,445
Issuance of Common Shares
Under employee stock option plans	1,023	19,217	—	—	—	—	—	19,217
Under employee stock purchase plans	33	1,792	—	—	—	—	—	1,792
In connection with acquisitions	1	33	—	—	(33)	—	—	—
Stock compensation	—	—	—	—	18,062	—	—	18,062
Income tax effect related to stock options exercised	—	—	—	—	2,696	—	—	2,696
Purchase of treasury stock	—	—	(221)	(10,888)	—	—	—	(10,888)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(16,106)	(16,106)
Net income for the year	—	—	—	—	—	125,174	—	125,174
Balance as of June 30, 2012	58,359	$635,321	(793)	$(37,387)	$95,026	$442,068	$44,364	$1,179,392
Issuance of Common Shares
Under employee stock option plans	627	14,205	—	—	—	—	—	14,205
Under employee stock purchase plans	42	2,095	—	—	—	—	—	2,095
In connection with acquisitions	1	21	—	—	(21)	—	—	—
Stock compensation	—	—	—	—	15,575	—	—	15,575
Income tax effect related to stock options exercised	—	—	—	—	(402)	—	—	(402)
Issuance of treasury stock	—	—	182	8,313	(8,313)	—	—	—
Dividend	—	—	—	—	—	(17,703)	—	(17,703)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(4,474)	(4,474)
Net income for the year	—	—	—	—	—	148,520		148,520
Balance as of June 30, 2013	59,029	$651,642	(611)	$(29,074)	$101,865	$572,885	$39,890	$1,337,208

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income for the period	$148,520	$125,174	$123,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	186,851	159,485	129,130
Share-based compensation expense	15,575	18,097	11,308
Excess tax benefits on share-based compensation expense	(915)	(2,723)	(1,888)
Pension expense	910	543	552
Amortization of debt issuance costs	2,123	1,703	1,359
Amortization of deferred charges and credits	11,815	11,579	8,519
Loss on sale and write down of property and equipment	24	203	12
Deferred taxes	(5,796)	(78,792)	(17,779)
Impairment and other non cash charges	—	1,389	(482)
Changes in operating assets and liabilities:
Accounts receivable	17,965	5,319	200
Prepaid expenses and other current assets	4,242	(2,079)	1,833
Income taxes	(17,053)	68,601	9,444
Deferred charges and credits	(9,274)	(22,035)	(29,071)
Accounts payable and accrued liabilities	(41,409)	(17,812)	(21,197)
Deferred revenue	5,418	(4,581)	10,738
Other assets	(494)	2,419	(2,660)
Net cash provided by operating activities	318,502	266,490	223,221
Cash flows from investing activities:
Additions of property and equipment	(23,107)	(25,828)	(36,662)
Purchase of patents	(192)	(193)	—
Purchase of System Solutions Australia Pty Limited, net of cash acquired	(516)	(1,738)	—
Purchase of EasyLink Services International Corporation, net of cash acquired	(315,331)	—	—
Purchase of Resonate KT Limited, net of cash acquired	(19,366)	—	—
Purchase of ICCM Professional Services Limited, net of cash acquired	(11,257)	—	—
Purchase of Operitel Corporation, net of cash acquired	—	(7,014)	—
Purchase of Global 360 Holding Corp., net of cash acquired	—	(245,653)	—
Purchase of StreamServe Inc., net of cash acquired	—	—	(57,221)
Purchase of weComm Limited, net of cash acquired	—	—	(20,198)
Purchase of Metastorm Inc., net of cash acquired	—	—	(168,657)
Purchase of New Generation Consulting Inc	—	—	(471)
Purchase consideration for prior period acquisitions	(875)	(1,113)	(4,577)
Other investing activities	(3,750)	—	518
Net cash used in investing activities	(374,394)	(281,539)	(287,268)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	915	2,723	1,888
Proceeds from issuance of Common Shares	16,347	21,270	11,512
Purchase of Treasury Stock	—	(10,888)	(12,499)
Proceeds from long-term debt and revolver	—	648,500	—
Repayment of long-term debt and revolver	(30,677)	(349,187)	(3,575)
Debt issuance costs	—	(9,834)	(29)
Payments of dividends to shareholders	(17,703)	—	—
Net cash provided by (used in) financing activities	(31,118)	302,584	(2,703)
Foreign exchange gain (loss) on cash held in foreign currencies	(2,292)	(11,928)	24,698
Increase (decrease) in cash and cash equivalents during the period	(89,302)	275,607	(42,052)
Cash and cash equivalents at beginning of the period	559,747	284,140	326,192
Cash and cash equivalents at end of the period	$470,445	$559,747	$284,140
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
These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of EasyLink Services International Corporation (EasyLink), with effect from July 2, 2012, Resonate KT Limited (RKT), with effect from March 5, 2013 and ICCM Professional Services Limited (ICCM), with effect from May 23, 2013 (see note 18).
Pursuant to our adoption of Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” and Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, we elected to present separate consolidated statements of comprehensive income for the year ended June 30, 2013 (Fiscal 2013), for the year ended June 30, 2012 (Fiscal 2012) and for the year ended June 30, 2011 (Fiscal 2011).
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
Reclassifications
Cloud Services
Starting in the first quarter for the year ended June 30, 2013 (Fiscal 2013), in light of our acquisition of EasyLink on July 2, 2012, we adopted a policy to classify revenues and cost of revenues relating to "Cloud Services" as a separate line item within "Revenues" and "Cost of revenues", respectively, on the Consolidated Statements of Income. No prior period comparative figures have been adjusted to conform to current period presentation since such prior period amounts are not material.
Research and Development Tax Credits
Non-refundable research and development tax credits are reflected as a component of "Income tax" expense on the Consolidated Statements of Income. Certain prior period comparative figures have been adjusted on the Consolidated Balance Sheets to conform to current period presentation. As of June 30, 2012, long-term “Deferred tax assets” have been increased from previously reported amounts by approximately $34.9 million, with a corresponding decrease to “Long-term income taxes recoverable”. There was no change to total assets, liabilities, or shareholders' equity as a result of this reclassification. The prior period comparative figures on the Consolidated Statements of Income have not been adjusted as the amounts are not material.
Certain other prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications were not considered material and did not affect our consolidated total revenues, consolidated operating income or consolidated net income.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
Cash and cash equivalents include investments that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2013 and 2012.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the balance sheet when they are no longer in use. We did not recognize any significant property impairment charges in Fiscal 2013, Fiscal 2012, or Fiscal 2011. The following represents the estimated useful lives of property and equipment:

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
We have not recorded any impairment charges for long-lived assets during Fiscal 2013, Fiscal 2012 and Fiscal 2011.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.
Our operations are analyzed by management and our chief operating decision maker (CODM) as being part of a single industry segment: the design, development, marketing and sales of Enterprise Information Management software and solutions. Therefore, our goodwill impairment assessment is based on the allocation of goodwill to a single reporting unit.
Effective Fiscal 2013, we opted to perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value our reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
Our annual impairment analysis of goodwill was performed as of April 1, 2013. Our qualitative assessment indicated that there were no indications of impairment and the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2013 (No impairments were recorded for Fiscal 2012 and Fiscal 2011).
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments' fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statement of Income.
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
Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in our provision for income taxes in our Consolidated Statement of Income.
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

Cloud revenues
Cloud revenues consist of subscription revenues for our software as a service offering. The majority of the contracts for our software as a service offering are based on customers' usage over a period and the revenue associated with those contracts are recognized once the usage has been measured, the fee fixed and determinable and collection is probable. Some of the contracts for our software as a service offering have an established fixed periodic fee and the revenue associated with those contracts are recognized ratably over the term of the contract.
Service revenues
Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services are recognized at the time such services are rendered.
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
Deferred revenues
Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided in the twelve months after the signing of the agreement.
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
When circumstances exist that allow us to make reasonably dependable estimates of contract revenues, contract costs and the progress of the contract to completion, we account for sales under such long-term contracts using the percentage-of-completion (POC) method of accounting. Under the POC method, progress towards completion of the contract is measured based upon either input measures or output measures. We measure progress towards completion based upon an input measure and calculate this as the proportion of the actual hours incurred compared to the total estimated hours. For training and integration services rendered under such contracts, revenues are recognized as the services are rendered. We will review, on a quarterly basis, the total estimated remaining costs to completion for each of these contracts and apply the impact of any changes on the POC prospectively. If at any time we anticipate that the estimated remaining costs to completion will exceed the value of the contract, the resulting loss will be recognized immediately.
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

We recognize revenues relating to sales through resellers when all the recognition criteria have been met, in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, we recognize revenues to resellers only after the reseller communicates the occurrence of end-user sales to us, since we do not have privity of contract with the end-user. In addition we assess the creditworthiness of each reseller and if the reseller is newly formed, undercapitalized or in financial difficulty any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.
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
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. Upon adopting the revisions in ASC Topic 740, we elected to follow an accounting policy to classify accrued interest related to liabilities for income taxes within the “Interest expense” line and penalties related to liabilities for income taxes within the “Other expense” line of our Consolidated Statements of Income, however, in Fiscal 2012 we changed this policy to recognize both items within the "Provision for (recovery of) Income Taxes" line of our Consolidated Statements of Income (see note 14 for more details).
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

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 15 for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income (loss)”. Transactional foreign currency gains (losses) included in the consolidated statements of income under the line item “Other income (expense)” for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $(2.6) million, $3.6 million and $(6.6) million, respectively.
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
The recognition of restructuring charges requires us to make certain judgments regarding the nature, timing and amount associated with the planned restructuring activities, including estimating sub-lease income and the net recoverable amount of equipment to be disposed of. At the end of each reporting period, we evaluate the appropriateness of the remaining accrued balances (see note 17 for more details).
Litigation
We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant legal matter and evaluate such matters to determine how they should be treated for accounting and disclosure purposes in accordance with the requirements of ASC Topic 450-20 "Loss Contingencies" (Topic 450-20). Specifically, this evaluation process includes the centralized tracking and itemization of the status of all our disputes and litigation items, discussing the nature of any litigation and claim, including any dispute or claim that is reasonably likely to result in litigation, with relevant internal and external counsel, and assessing the progress of each matter in light of its merits and our experience with similar proceedings under similar circumstances.
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2013, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 for more details).
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
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for us in our first quarter of our fiscal year ending June 30, 2014 (Fiscal 2014) with earlier adoption permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-02 on our consolidated financial statements.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11).  ASU 2013-11, which is effective prospectively for fiscal years, and interim periods withing those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We are currently evaluating the impact of our pending adoption of ASU 2013-02 on our Consolidated Financial Statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2010	$4,868
Bad debt expense	2,602
Write-off /adjustments	(2,046)
Balance as of June 30, 2011	5,424
Bad debt expense	3,443
Write-off /adjustments	(3,212)
Balance as of June 30, 2012	5,655
Bad debt expense	2,431
Write-off /adjustments	(3,215)
Balance as of June 30, 2013	$4,871
Included in accounts receivable are unbilled receivables in the amount of $34.2 million as of June 30, 2013 (June 30, 2012—$18.0 million).
The increase in unbilled receivables relates primarily to our cloud services revenue, which is billed to customers on a monthly basis at the commencement of the month immediately following the month the revenue is earned.

NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,524	$(5,645)	$5,879
Office equipment	1,128	(692)	436
Computer hardware	60,666	(40,826)	19,840
Computer software	18,169	(10,583)	7,586
Leasehold improvements	31,951	(17,656)	14,295
Buildings	44,993	(4,665)	40,328
Total	$168,431	$(80,067)	$88,364

	As of June 30, 2012
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$10,828	$(4,577)	$6,251
Office equipment	975	(596)	379
Computer hardware	48,834	(34,799)	14,035
Computer software	13,558	(7,404)	6,154
Leasehold improvements	27,643	(13,777)	13,866
Buildings	44,034	(3,562)	40,472
Total	$145,872	$(64,715)	$81,157
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2011:

Balance as of June 30, 2011	$832,481
Acquisition of System Solutions Australia Pty Limited (note 18)	2,076
Acquisition of Operitel Corporation (note 18)	4,395
Acquisition of Global 360 Holding Corp. (note 18)	201,934
Adjustments on account of foreign exchange	(652)
Balance as of June 30, 2012	$1,040,234
Acquisition of EasyLink Services International Corporation (note 18)	183,616
Acquisition of Resonate KT Limited (note 18)	12,976
Acquisition of ICCM Professional Services Limited (note 18)	9,865
Adjustments on account of foreign exchange	181
Balance as of June 30, 2013	$1,246,872

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$557,039	$(403,126)	$153,913
Customer Assets	503,781	(294,079)	209,702
Total	$1,060,820	$(697,205)	$363,615

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
Technology Assets	$473,008	$(309,517)	$163,491
Customer Assets	374,396	(225,324)	149,072
Total	$847,404	$(534,841)	$312,563

The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2014	$106,717
2015	83,017
2016	58,067
2017	40,920
2018 and beyond	74,894

Total	$363,615

NOTE 7—OTHER ASSETS

	As of June 30, 2013	As of June 30, 2012
Debt issuance costs	$6,340	$8,463
Deposits and restricted cash	10,205	7,515
Long-term prepaid expenses and other long-term assets	8,537	6,159
Total	$25,082	$22,137
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loan and are being amortized over the term of the loan (see note 10). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to advance payments on long-term licenses that are being amortized over the applicable terms of the licenses, and a “technology incubator” venture capital fund investment for which the Company holds less than a 20% interest, is a limited partner and does not exert significant influence over management or investment decisions.

NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of internal reorganizations of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of six years.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2013	As of June 30, 2012
Accounts payable—trade	$8,776	$7,574
Accrued salaries and commissions	50,568	50,821
Accrued liabilities	120,981	65,838
Amounts payable in respect of restructuring and other Special charges (note 17)	7,130	7,068
Asset retirement obligations	988	714
Total	$188,443	$132,015
The increase in accrued liabilities was primarily due to the acquisition of legacy EasyLink obligations.
Long-term accrued liabilities

	As of June 30, 2013	As of June 30, 2012
Amounts payable in respect of restructuring and other Special charges (note 17)	$2,919	$1,803
Other accrued liabilities*	10,172	8,538
Asset retirement obligations	4,758	3,625
Total	$17,849	$13,966
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of June 30, 2013, the present value of this obligation was $5.7 million (June 30, 2012—$4.3 million), with an undiscounted value of $6.1 million (June 30, 2012—$4.8 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2013	As of June 30, 2012
Long-term debt
Term Loan	$555,000	$585,000
Mortgage	10,492	11,374
	565,492	596,374
Less:
Current portion of long-term debt
Term Loan	41,250	30,000
Mortgage	10,492	11,374
	51,742	41,374
Non current portion of long-term debt	$513,750	$555,000
Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit agreement are secured by a first charge over substantially all of our assets. We entered into and borrowed the full amount under the Term Loan from this credit agreement on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.25% starting in the last quarter of Fiscal 2013. For Fiscal 2012 and the first nine months of Fiscal 2013 interest was at a floating rate of LIBOR plus 2.5%. For the year ended June 30, 2013, we recorded interest expense of $15.5 million relating to the Term Loan (June 30, 2012—$10.9 million).
For the year ended June 30, 2012, we recorded interest expense of $2.7 million relating to our previously outstanding term loan (June 30, 2011—$7.3 million).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of June 30, 2013, we have not drawn any amounts on the Revolver.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2014. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005.
As of June 30, 2013, the carrying value of the mortgage was $10.5 million (June 30, 2012—$11.4 million).
As of June 30, 2013, the carrying value of the Waterloo building that secures the mortgage was $16.1 million (June 30, 2012—$16.3 million).
For the year ended June 30, 2013, we recorded interest expense of $0.4 million relating to the mortgage (June 30, 2012—$0.4 million, June 30, 2011—$0.6 million).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of June 30, 2013 and June 30, 2012:

	As of June 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,871	$535	$23,336
CDT anniversary plan	425	49	376
CDT early retirement plan	—	—	—
IXOS defined benefit plans	797	—	797
Total	$25,093	$584	$24,509

	As of June 30, 2012
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$21,461	$475	$20,986
CDT anniversary plan	457	67	390
CDT early retirement plan	69	69	—
IXOS defined benefit plans	698	—	698
Total	$22,685	$611	$22,074

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of June 30, 2013	As of June 30, 2012
Benefit obligation—as of June 30, 2012	$21,461	$18,231
Service cost	457	326
Interest cost	888	873
Benefits paid	(466)	(441)
Actuarial loss	278	5,179
Foreign exchange (gain) loss	1,253	(2,707)
Benefit obligation—as of June 30, 2013	23,871	21,461
Less: Current portion	(535)	(475)
Non current portion of benefit obligation	$23,336	$20,986

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
Pension expense:
Service cost	$457	$326	$350
Interest cost	888	873	868
Amortization of actuarial gains and losses	277	—	—
Net pension expense	$1,622	$1,199	$1,218
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan obligations are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. There is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
In determining the fair value of the CDT pension plan benefit obligations as of June 30, 2013 and June 30, 2012, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2013	As of June 30, 2012
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.50%	4.00%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014	$535
2015	591
2016	654
2017	728
2018	780
2019 to 2023	5,137
Total	$8,425
CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of June 30, 2013, is a net amount of $0.8 million (June 30, 2012—$0.7 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the year ended June 30, 2013 we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise (June 30, 2012—repurchased 221,081 Common Shares for $10.9 million, June 30, 2011— repurchased 264,834 Common Shares for $12.5 million).
During the year ended June 30, 2013, we issued 182,616 Common Shares from treasury stock in connection with the settlement of awards granted under our Fiscal 2012 LTIP (June 30, 2012—nil). See below for more details regarding this settlement.
Dividend
In June 2013 we declared a dividend of $0.30 per Common Share as part of a policy, announced in April 2013, to pay non-cumulative quarterly dividends to the holders of our Common Shares.
Option Plans
A summary of stock options outstanding under our various Stock Option Plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock split that occurred on October 22, 2003.

	1998 Stock Option Plan	2004 Stock Option Plan	Centrinity Stock Option Plan	Gauss Stock Option Plan	Hummingbird Stock Option Plan	IXOS Stock Option Plan	Vista Stock Option Plan
Date of inception	Jun-98	Oct-04	Jan-03	Jan-04	Oct-06	Mar-04	Sep-04
Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, consultants and directors, as determined by the Board of Directors	Eligible employees as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors	Former employees, and consultants of Vista Inc.
Options granted to date	7,914,290	4,575,445	414,968	51,000	355,675	210,000	43,500
Options exercised to date	(5,254,180)	(2,204,850)	(401,468)	(38,000)	(25,309)	(59,250)	(24,625)
Options cancelled to date	(2,555,110)	(686,875)	(13,500)	(13,000)	(319,695)	(144,750)	(18,875)
Options outstanding	105,000	1,683,720	—	—	10,671	6,000	—
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified
Exercise price range	$17.41 - $31.35	$27.70 - $63.51	n/a	n/a	$18.36 - $27.75	$26.24 - $26.24	n/a
Expiration dates	12/11/2013 to 2/3/2016	5/1/2015 to 4/26/2020	n/a	n/a	10/2/2013 to 10/2/2013	1/27/2014 to 1/27/2014	n/a
The following table summarizes information regarding stock options outstanding at June 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding as of June 30, 2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable as of June 30, 2013	Weighted Average Exercise Price
17.41	-	34.50	347,921	1.98	$29.67	347,921	$29.67
37.22	-	46.70	296,800	5.03	44.63	120,550	43.90
48.39	-	52.44	323,125	5.46	51.99	116,875	51.31
52.74	-	58.20	277,545	6.26	53.85	—	—
59.27	-	59.27	67,500	6.58	59.27	—	—
60.35	-	60.35	420,000	5.60	60.35	85,000	60.35
61.63	-	63.51	72,500	6.59	63.45	2,500	61.63
17.41	-	63.51	1,805,391	4.96	$49.44	672,846	$39.97
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2013	2012	2011
Stock options	$5,751	$4,567	$3,546
Performance Share Units (issued under LTIP)	6,998	12,842	7,343
Restricted Share Units (issued under LTIP)	1,283	—	—
Restricted Share Units (other)	549	243	—
Deferred Share Units (directors)	985	415	295
Restricted Stock Awards (legacy Vignette employees)	9	30	124
Total share-based compensation expense	$15,575	$18,097	$11,308
Summary of Outstanding Stock Options
As of June 30, 2013, options to purchase an aggregate of 1,805,391 Common Shares were outstanding and 2,652,250 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2013 and 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2012	2,147,151	$40.07
Granted	430,045	56.29
Exercised	(627,305)	22.64
Forfeited or expired	(144,500)	46.94
Outstanding at June 30, 2013	1,805,391	$49.44	4.96	$34,355
Exercisable at June 30, 2013	672,846	$39.97	3.44	$19,174

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2011	2,277,733	$24.51
Granted	944,500	54.84
Exercised	(1,022,556)	18.79
Forfeited or expired	(52,526)	45.05
Outstanding at June 30, 2012	2,147,151	$40.07	4.34	$26,541
Exercisable at June 30, 2012	960,151	$25.92	2.33	$23,093

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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows:

	Year Ended June 30,
	2013	2012	2011
Weighted–average fair value of options granted	$16.78	$19.39	$17.89
Weighted-average assumptions used:
Expected volatility	37%	41%	40%
Risk–free interest rate	0.66%	0.69%	1.70%
Expected dividend yield	0.3%	—%	—%
Expected life (in years)	4.35	4.62	4.30
Forfeiture rate (based on historical rates)	5%	5%	5%
Average exercised share price	$56.29	$49.79	$51.24
As of June 30, 2013, the total compensation cost related to the unvested stock option awards not yet recognized was $17.1 million, which will be recognized over a weighted-average period of approximately 3.2 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2013, cash in the amount of $14.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2013 from the exercise of options eligible for a tax deduction was $1.3 million.
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
Long-Term Incentive Plans
On September 10, 2007, our Board of Directors (the Board) approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or which are still not vested, are described below. LTIP grants will be referred to in this Annual Report on Form 10-K based upon the year in which the grants are expected to vest and be settled.
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
PSUs and RSUs granted under the LTIPs have been measured at fair value as of the effective date, consistent with ASC Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. Stock options granted under the LTIPs have been measured using the Black-Scholes option-pricing model, consistent with ASC Topic 718. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value.
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Year Ended June 30,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2013	2012	2011
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	17,314	579	9,284	5,964
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	2,999	1,896	1,379
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	8,046	2,832	1,662	—
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,858	588	—	—
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	5,599	1,283	—	—
				40,306	8,281	12,842	7,343
Of the total compensation cost of $40.3 million noted in the table above, $30.0 million has been recognized to date and the remaining expected total compensation cost of $10.3 million is expected to be recognized over a weighted average period of 1.9 years.
Employee Share Purchase Plan (ESPP)
During the year ended June 30, 2013, cash in the amount of approximately $2.1 million, was received from employees that will be used to purchase Common Shares in future periods (June 30, 2012—$2.1 million, June 30, 2011—$1.4 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	Period ending June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$604,886	$65,092	$124,367	$415,427	$—
Operating lease obligations*	157,876	35,894	56,032	33,496	32,454
Purchase obligations	7,778	4,605	2,864	309	—
	$770,540	$105,591	$183,263	$449,232	$32,454

*Net of $2.0 million of sublease income to be received from properties which we have subleased to third parties.
Guarantees and Indemnifications
We have entered into agreements with customers which may include provisions for indemnifying our customers for legal claims that our software products infringe certain third party intellectual property rights and for liabilities related to breaches of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Consolidated Financial Statements.
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
OpenText and j2 entered, on April 23, 2013, into a settlement in relation to these disputes, the terms of which include a one-time fee payable by OpenText to j2 of $27.0 million ($16.4 million net of taxation impacts to Open Text), and dismissal of all the lawsuits between the parties with prejudice. The settlement in the amount of $27.0 million was paid by us to j2 in the fourth quarter of Fiscal 2013.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2013, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.
Contingencies
EasyLink is currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million.
In addition, in July 2009 EasyLink was assessed approximately $0.5 million in tax, interest and penalties for sales tax in New York State for the period between March 2001 and May 2004. EasyLink had posted a bond in this amount and was pursuing a judicial appeal of the July 2009 decision with New York State Court of Appeals. On June 25, 2013 we were advised by New York State that the motion for leave to appeal was denied. New York State sales tax audits are also currently underway for subsequent periods from June 2004 through to February 2011. We intend to vigorously contest any future assessments based on facts and circumstances relating to business operations during this timeframe. However, we believe we have established sufficient reserves for this matter. The results of these audits for subsequent periods, and the potential sales tax exposure for EasyLink, could be significantly influenced by the outcome of the above referenced sales tax decision.
OpenText intends to vigorously defend against these assessments.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2013	2012	2011
Domestic income	$(20,525)	$(13,064)	$9,039
Foreign income	198,735	150,409	127,095
Income before income taxes	$178,210	$137,345	$136,134
The provision for income taxes consisted of the following:

	Year Ended June 30,
	2013	2012	2011
Current income taxes:
Domestic	$747	$6,147	$5,693
Foreign	34,739	84,816	25,017
	35,486	90,963	30,710
Deferred income taxes (recoveries):
Domestic	3,126	6,470	1,351
Foreign	(8,922)	(85,262)	(19,130)
	(5,796)	(78,792)	(17,779)
Provision for income taxes	$29,690	$12,171	$12,931
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2013	2012	2011
Expected statutory rate	26.5%	27.25%	29.25%
Expected provision for income taxes	$47,226	$37,427	$39,819
Effect of foreign tax rate differences	(27,026)	(21,496)	(10,258)
Change in valuation allowance	2,082	15,536	(4,840)
Amortization of deferred charges	10,922	11,112	8,535
Effect of permanent differences	6,008	6,902	1,577
Effect of Canadian to US dollar functional currency election	—	(5,887)	—
Withholding taxes and other items	(2,093)	1,473	(5,177)
Impact of internal reorganization of subsidiaries and integration of acquisitions	(7,429)	(32,896)	(16,725)
	$29,690	$12,171	$12,931
Substantially all the tax rate differential for international jurisdictions was driven by earnings in Luxembourg. An additional impact on the difference in our consolidated tax rate from the statutory Canadian tax rate was from tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense.
The effective tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to 16.6% for Fiscal 2013 from 8.9% for Fiscal 2012 primarily due to greater tax benefits realized in Fiscal 2012 relating to the internal reorganization of the acquired international subsidiaries and a Canadian election to file tax returns in U.S. dollar functional currency. The Fiscal 2013 tax expense also includes an increase in tax expense related to the impact of adjustments in the United States and Australia upon filing of tax returns, which is offset by tax benefits achieved on account of tax years becoming statute barred for purposes of uncertain tax positions, as well as a decrease in the impact of valuation allowances. The remainder of the differences are due to normal course movements and non material items.
We have approximately $22.1 million of domestic non-capital loss carryforwards. In addition, we have $160.0 million of foreign non-capital loss carryforwards of which $109.6 million have no expiry date. The remainder of the domestic and foreign losses expires between 2014 and 2033. In addition, investment tax credits of $36.3 million will expire between 2018 and 2033.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2013	2012
Deferred tax assets
Non-capital loss carryforwards	$55,946	$47,516
Capital loss carryforwards	3,010	3,002
Undeducted scientific research and development expenses	72,555	60,415
Depreciation and amortization	16,331	12,049
Restructuring costs and other reserves	20,325	11,274
Deferred revenue	58,471	55,267
Other	11,066	3,544
Total deferred tax asset	$237,704	$193,067
Valuation allowance	$(80,778)	$(63,431)
Deferred tax liabilities
Scientific research and development tax credits	$(7,484)	$(8,695)
Deferred credits	—	(906)
Acquired intangibles	(55,128)	(11,040)
Other	(18,336)	(18,181)
Deferred tax liabilities	$(80,948)	$(38,822)
Net deferred tax asset (liability)	$75,978	$90,814
Comprised of:
Current assets	$11,082	$4,003
Long-term assets	135,695	115,128
Current liabilities	(1,127)	(1,612)
Long-term liabilities	(69,672)	(26,705)
	$75,978	$90,814
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2011	$132,892
Increases on account of current year positions	5,279
Increases on account of prior year positions*	65,994
Decreases due to settlements with tax authorities	(4,935)
Decreases due to lapses of statutes of limitations	(42,949)
Unrecognized tax benefits as of July 1, 2012	$156,281
Increases on account of current year positions	5,736
Increases on account of prior year positions**	22,017
Decreases due to settlements with tax authorities	(5,138)
Decreases due to lapses of statutes of limitations	(29,993)
Unrecognized tax benefits as of June 30, 2013	$148,903

*	Included in these balances as of June 30, 2012 are acquired balances of $0.4 million relating to the acquisition of Global 360.

**	Included in these balances as of June 30, 2013 are acquired balances of $8.8 million relating to the acquisition of EasyLink.
Included in the above tabular reconciliation are unrecognized tax benefits of $8.8 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $140.1 million as of June 30, 2013 ($149.5 million as of June 30, 2012).
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the year ended June 30, 2013, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2013	2012	2011
Interest expense	$(736)	$9,383	$3,387
Penalties expense (recovery)	65	(10,764)	75
Total	$(671)	$(1,381)	$3,462
As of June 30, 2013 and June 30, 2012, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2013	As of June 30, 2012
Interest expense accrued *	$18,210	$19,316
Penalties accrued *	$6,045	$4,040

*	These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
Included in the accrual balances as of June 30, 2013 are accrued interest expense and penalties of $0.4 million and $1.9 million, respectively, relating to the acquisition of EasyLink.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2013, could decrease tax expense in the next 12 months by $3.8 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, France, Spain, Germany, and India. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.
As at June 30, 2013, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $0.4 million (June 30, 2012—nil).

NOTE 15—FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2013 and June 30, 2012:

	June 30, 2013				June 30, 2012
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2012	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative financial instrument asset (liability) (note 16)	$(3,170)	n/a	$(3,170)	n/a	$283	n/a	$283	n/a
	$(3,170)	n/a	$(3,170)	n/a	$283	n/a	$283	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended June 30, 2013 and June 30, 2012, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended June 30, 2013 and June 30, 2012, we did not have any significant transfers in or out of Level 2 or Level 3.

NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2013, is recorded within “Accounts payable and accrued liabilities”.
As of June 30, 2013, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2012—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of June 30, 2013	As of June 30, 2012
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(3,170)	$283

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(1,436)	Operating expenses	$2,017	N/A	—

Year Ended June 30, 2012
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(1,909)	Operating expenses	$(390)	N/A	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Year Ended June 30,
	2013	2012	2011
Fiscal 2013 Restructuring Plan	$15,754	$—	$—
Fiscal 2012 Restructuring Plan	971	16,897	—
Fiscal 2011 Restructuring Plan	(384)	1,160	8,524
Fiscal 2010 Restructuring Plan	(2)	(38)	4,620
Acquisition-related costs	4,925	5,115	2,914
Other charges	2,770	1,389	(482)
Total	$24,034	$24,523	$15,576
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2013 Restructuring Plan, $15.8 million of cost have been recorded within Special charges.
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
A reconciliation of the beginning and ending liability for the year ended June 30, 2013 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$—	$—	$—
Accruals and adjustments	9,970	5,784	15,754
Cash payments	(6,713)	(1,389)	(8,102)
Foreign exchange	(52)	1	(51)
Balance as of June 30, 2013	$3,205	$4,396	$7,601
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
A reconciliation of the beginning and ending liability for the years ended June 30, 2013 and June 30, 2012 are shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Accruals and adjustments	1,155	(184)	971
Cash payments	(5,201)	(1,259)	(6,460)
Foreign exchange	(67)	74	7
Balance as of June 30, 2013	$309	$1,986	$2,295

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$—	$—	$—
Accruals and adjustments	13,006	3,891	16,897
Cash payments	(8,202)	(486)	(8,688)
Foreign exchange	(382)	(50)	(432)
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Acquisition-related costs
Included within Special charges for the year ended June 30, 2013 are costs incurred directly in relation to acquisitions in the amount of $2.9 million (June 30, 2012—$1.8 million, June 30, 2011—$2.9 million). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the year ended June 30, 2013 in the amount of $2.0 million (June 30, 2012—$3.3 million, June 30, 2011—nil).
Other charges
Included within Special charges for the year ended June 30, 2013 are "other charges" including $1.9 million relating to interest accrued on certain pre-acquisition sales tax liabilities, a charge of $0.4 million relating to an allocated portion of a litigation settlement reached in relation to a legacy acquisition litigation matter, and a charge of $0.5 million relating to miscellaneous other charges.
Included within Special charges for the year ended June 30, 2012 are a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period and $2.7 million related to the write-off of debt issuance costs associated with our old term loan that was repaid after we entered into our new credit facility on November 9, 2011.
Included within Special charges for the year ended June 30, 2011 are a recovery of $1.0 million relating to a reduction in an asset retirement obligation associated with a leased facility, and a charge of $0.5 million relating to a revised sublease assumption on a restructured facility acquired in a prior period.
NOTE 18—ACQUISITIONS
Fiscal 2013
ICCM Professional Services Limited
On May 23, 2013, we acquired ICCM Professional Services Limited (ICCM), a provider of IT service management software solutions, based in Malmesbury, United Kingdom. Total consideration for ICCM was $18.9 million, comprised of $16.4 million paid in cash ($11.3 million - net of cash acquired), and $2.5 million currently held back and unpaid in accordance with the purchase agreement. In accordance with ASC Topic 805 "Business Combinations" (ASC Topic 805), this acquisition was accounted for as a business combination.
Acquisition related costs for ICCM included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2013 were $0.3 million.
The results of operations of ICCM have been consolidated with those of OpenText beginning May 23, 2013.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2013. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.
Resonate KT Limited
On March 5, 2013, we acquired Resonate KT Limited (RKT), based in Cardiff, United Kingdom. RKT is a leading provider of software that enables organizations to visualize unstructured data, create new user experiences for Enterprise Content Management (ECM) and xECM for SAP, as well as build industry based applications that maximize unstructured data residing within Content Server, a key component of the OpenText ECM suite. Total consideration for RKT was $20.0 million paid in cash ($19.4 million - net of cash acquired). In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
Acquisition related costs for RKT included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2013 were $0.4 million.
The results of operations of RKT have been consolidated with those of OpenText beginning March 5, 2013.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2013. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.
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
The following tables summarize the consideration paid for EasyLink and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$342,272

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2013	$1,850
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 2, 2012, are set forth below:

Current assets (inclusive of cash acquired of $26,941)	$74,560
Non-current assets	35,024
Intangible customer assets	126,600
Intangible technology assets	70,500
Total liabilities assumed	(148,028)
Total identifiable net assets	158,656
Goodwill	183,616
$342,272
No portion of the goodwill recorded upon the acquisition of EasyLink is expected to be deductible for tax purposes.
Included within current assets were accounts receivable of $26.2 million at July 2, 2012. This amount has been substantially collected as of June 30, 2013.
The amount of EasyLink’s revenues and net income included in our Consolidated Statements of Income for the year ended June 30, 2013, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2011, are set forth below:

July 2, 2012— June 30, 2013
Revenues	$171,569
Net Income	$10,288

Year Ended June 30,
2012
Supplemental Unaudited Pro forma Information
Total revenues	$1,389,132
Net income*	$151,369

*Included in pro forma net income are estimated amortization charges relating to the allocated values of intangible assets. In addition, for the year ended June 30, 2012, pro forma net income includes a $44.6 million tax recovery relating to certain one-time tax benefits and a charge of $21.3 million for acquisition related costs and pre-acquisition accounting adjustments.
The results of operations of EasyLink were combined with OpenText as of July 2, 2012 and hence there is no "reportable" pro forma impact on revenues and net income for the year ended June 30, 2013.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
Fiscal 2012
System Solutions Australia Pty Limited (MessageManager)
On October 31, 2011, we acquired MessageManager, a software company based in Sydney, Australia. MessageManager specializes in Fax over Internet Protocol (FoIP). Total consideration for MessageManager was $3.3 million, paid in cash (inclusive of $1.2 million of cash acquired). In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.
Acquisition related costs for MessageManager included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2012 were $0.06 million.
The results of operations of MessageManager have been consolidated with those of OpenText beginning October 31, 2011.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2012. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.

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
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2012. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.
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
As of June 30, 2013 approximately $20.0 million of the total cash consideration remains held by an escrow agent for indemnification purposes.
No portion of the goodwill recorded upon the acquisition of Global 360 is expected to be deductible for tax purposes.
Included within current assets were accounts receivable of $11.9 million at July 13, 2011. This amount has been substantially collected as of June 30, 2012.
The amount of Global 360’s revenues and net income included in our Consolidated Statements of Income for the year ended June 30, 2012, and the unaudited pro forma revenues and net income of the combined entity, had the acquisition been consummated as of July 1, 2010, are set forth below:

July 13, 2011— June 30, 2012
Revenues	$74,900
Net Income*	N/A

	Year ended June 30,
	2012	2011
Supplemental Unaudited Pro forma Information
Total revenues	$1,209,809	$1,125,366
Net income**	$128,924	$107,636

*During the quarter ended June 30, 2012, Global 360 became substantially integrated into our operations and financial results, to the extent that it is no longer practicable to separately identify expenses and net income that are attributed solely from this acquisition.
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
The following tables summarize the consideration paid for weComm and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$20,461

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2011	$318
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 15, 2011 are set forth below:

Current assets (inclusive of cash acquired of $263)	$954
Non-current assets	328
Intangible customer assets	300
Intangible technology assets	5,000
Total liabilities assumed	(2,867)
Total identifiable net assets	3,715
Goodwill	16,746
$20,461
No portion of the goodwill recorded upon the acquisition of weComm is expected to be deductible for tax purposes.
Included within current assets were accounts receivable of $0.19 million at March 15, 2011. This amount has been substantially collected as of June 30, 2011.
The amount of weComm's revenue and net loss included in our Consolidated Statements of Income for the year ended June 30, 2011 and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

March 15, 2011— June 30, 2011
Revenues	$311
Net Loss*	$(1,172)

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,035,175	$915,870
Net income	$120,913	$88,425

*Included within net loss for the period reported above are $0.4 million of amortization charges relating to the allocated values of intangible assets and $0.17 million of restructuring charges included within Special charges (note 17).
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
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 18, 2011 are set forth below:

Current assets (inclusive of cash acquired of $13,343)	$37,494
Non-current assets	14,281
Intangible customer assets	34,300
Intangible technology assets	40,700
Total liabilities assumed	(55,277)
Total identifiable net assets	71,498
Goodwill	110,502
$182,000
The fair value of goodwill recorded above includes an amount of $10.6 million which is expected to be deductible for tax purposes.
Included within current assets were accounts receivable of $11.0 million at February 18, 2011. This amount has been substantially collected as of June 30, 2011.
The amount of Metastorm's revenue and net loss included in our Consolidated Statements of Income for the year ended June 30, 2011 and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

February 18, 2011— June 30, 2011
Revenues	$28,731
Net Loss*	$(5,870)

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,086,461	$980,228
Net income**	$114,054	$78,186

*Included within net loss for the period reported above are $5.1 million of estimated amortization charges relating to the allocated values of intangible assets and $4.4 million of restructuring charges included within
Special charges (note 17).
**Included in pro forma net income for the year ended June 30, 2011 are non-recurring charges in the amount of $0.7 million, recorded by Metastorm in connection with acquisition costs incurred by Metastorm and employee stock based compensations and bonuses. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.
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
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 27, 2010, are set forth below:

Current assets (inclusive of cash acquired of $13,293)	$29,431
Non-current assets	3,267
Intangible customer assets	15,400
Intangible technology assets	27,300
Total liabilities assumed	(43,912)
Total identifiable net assets	31,486
Goodwill	39,028
$70,514
No portion of the goodwill recorded upon the acquisition of StreamServe is expected to be deductible for tax purposes.
Included within current assets were accounts receivable of $11.0 million at October 27, 2010. This amount has been substantially collected as of June 30, 2011.

The amount of StreamServe's revenue and net loss included in our Consolidated Statements of Income for the year ended June 30, 2011 and the unaudited pro forma revenues and net income of the combined entity had the acquisition been consummated as of July 1, 2009, are set forth below:

October 27, 2010— June 30, 2011
Revenues	$43,151
Net Loss*	$(1,978)

	Year ended June 30,
	2011	2010
Supplemental Unaudited Pro forma Information
Total revenues	$1,053,884	$974,410
Net income**	$118,649	$88,174

*Included within net loss for the period from October 27, 2010 to June 30, 2011 are $5.4 million of amortization charges relating to the allocated values of intangible assets and $3.7 million of restructuring charges included within Special charges (note 17).
**Included in pro forma net income for the year ended June 30, 2011 are non-recurring charges in the amount of $3.3 million recorded by StreamServe in connection to acquisition costs incurred by StreamServe and the acceleration of the vesting of StreamServe employee stock options. Estimated amortization charges relating to the allocated values of intangible assets are also included within pro forma net income for all the periods reported above.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.
NOTE 19—SEGMENT INFORMATION
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
Revenues:
Canada	$103,076	$103,915	$85,135
United States	611,902	513,530	445,511
United Kingdom	131,745	124,601	103,255
Germany	138,073	130,494	124,248
Rest of Europe	223,444	212,587	186,473
All other countries	155,096	122,346	88,681
Total revenues	$1,363,336	$1,207,473	$1,033,303

The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2013	As of June 30, 2012
Long-lived assets:
Canada	$70,305	$67,971
United States	185,240	8,924
United Kingdom	18,694	42,211
Germany	5,466	6,195
Rest of Europe	167,045	265,318
All other countries	5,229	3,101
Total	$451,979	$393,720
Long-lived assets in United States increased primarily on account of the acquisition of EasyLink.
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2013	2012	2011
Cash paid during the period for interest	$16,299	$15,305	$8,542
Cash received during the period for interest	$1,439	$1,396	$1,203
Cash paid during the period for income taxes	$52,827	$15,864	$29,551

Cash paid for taxes for the year ended June 30, 2013 include payments of $24.2 million relating to taxes exigible on internal reorganizations of our international subsidiaries.
NOTE 21—OTHER INCOME (EXPENSE)
Other Income (expense) is comprised of the following:

	Year Ended June 30,
	2013	2012	2011
Transactional foreign exchange gain (loss)	$(2,635)	$3,642	$(6,574)
Gain (loss) on sale of marketable securities	—	—	443
Other	162	(93)	112
	$(2,473)	$3,549	$(6,019)

NOTE 22—EARNINGS PER SHARE
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

	Year Ended June 30,
	2013	2012	2011
Basic earnings per share
Net income	$148,520	$125,174	$123,203
Basic earnings per share	$2.53	$2.16	$2.16
Diluted earnings per share
Net income	$148,520	$125,174	$123,203
Diluted earnings per share	$2.51	$2.13	$2.11
Weighted-average number of shares outstanding
Basic	58,604	57,890	57,077
Effect of dilutive securities	458	844	1,183
Diluted	59,062	58,734	58,260
Excluded as anti-dilutive*	1,131	368	48

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
During the year ended June 30, 2013, Mr. Stephen Sadler, a director, earned approximately $0.6 million (June 30, 2012—$0.8 million, June 30, 2011—$0.6 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 24—SUBSEQUENT EVENTS
As part of our quarterly, non cumulative dividend program we declared, on July 31, 2013, a dividend of $0.30 per Common Share. The record date for this dividend is August 30, 2013 and the payment date is September 30, 2013. We expect to continue paying such quarterly dividends in the approximate range of 20% of our on-going  cash flow from operating activities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 1, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: August 1, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	August 1, 2013
Mark Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	August 1, 2013
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	August 1, 2013
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	August 1, 2013
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	August 1, 2013
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	August 1, 2013
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	August 1, 2013
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	August 1, 2013
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	August 1, 2013
Katharine B. Stevenson