Form 10-Q
period 2013-09-30
OPEN TEXT CORP
filed 2013-10-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 28, 2013, there were 59,089,246 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$491,147	$470,445
Accounts receivable trade, net of allowance for doubtful accounts of $4,261 as of September 30, 2013 and $4,871 as of June 30, 2013 (note 3)	153,449	174,927
Income taxes recoverable (note 14)	23,027	17,173
Prepaid expenses and other current assets	47,537	43,464
Deferred tax assets (note 14)	10,365	11,082
Total current assets	725,525	717,091
Property and equipment (note 4)	91,254	88,364
Goodwill (note 5)	1,267,317	1,246,872
Acquired intangible assets (note 6)	349,651	363,615
Deferred tax assets (note 14)	135,226	135,695
Other assets (note 7)	27,619	25,082
Deferred charges (note 8)	63,819	67,633
Long-term income taxes recoverable (note 14)	10,461	10,465
Total assets	$2,670,872	$2,654,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$178,403	$188,443
Current portion of long-term debt (note 10)	55,473	51,742
Deferred revenues	268,020	282,387
Income taxes payable (note 14)	17,535	4,184
Deferred tax liabilities (note 14)	1,142	1,127
Total current liabilities	520,573	527,883
Long-term liabilities:
Accrued liabilities (note 9)	20,322	17,849
Deferred credits (note 8)	13,460	11,608
Pension liability (note 11)	25,489	24,509
Long-term debt (note 10)	502,500	513,750
Deferred revenues	13,750	11,830
Long-term income taxes payable (note 14)	144,210	140,508
Deferred tax liabilities (note 14)	71,021	69,672
Total long-term liabilities	790,752	789,726
Shareholders’ equity:
Share capital (note 12)
59,087,746 and 59,028,886 Common Shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively; Authorized Common Shares: unlimited	653,886	651,642
Additional paid-in capital	106,550	101,865
Accumulated other comprehensive income	42,391	39,890
Retained earnings	585,794	572,885
Treasury stock, at cost (610,878 shares at September 30, 2013 and at June 30, 2013, respectively)	(29,074)	(29,074)
Total shareholders’ equity	1,359,547	1,337,208
Total liabilities and shareholders’ equity	$2,670,872	$2,654,817
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues:
License	$55,306	$55,656
Cloud services	41,647	43,873
Customer support	168,440	162,096
Professional service and other	59,067	64,569
Total revenues	324,460	326,194
Cost of revenues:
License	3,036	4,168
Cloud services	14,265	17,982
Customer support	22,170	25,823
Professional service and other	45,435	50,052
Amortization of acquired technology-based intangible assets (note 6)	21,530	23,782
Total cost of revenues	106,436	121,807
Gross profit	218,024	204,387
Operating expenses:
Research and development	40,216	39,906
Sales and marketing	69,413	64,515
General and administrative	28,886	26,964
Depreciation	6,458	6,109
Amortization of acquired customer-based intangible assets (note 6)	17,277	17,252
Special charges (note 17)	3,731	9,554
Total operating expenses	165,981	164,300
Income from operations	52,043	40,087
Other income (expense), net	1,926	(71)
Interest expense, net	(4,385)	(4,368)
Income before income taxes	49,584	35,648
Provision for (recovery of) income taxes (note 14)	18,954	16,219
Net income for the period	$30,630	$19,429
Earnings per share—basic (note 20)	$0.52	$0.33
Earnings per share—diluted (note 20)	$0.52	$0.33
Weighted average number of Common Shares outstanding—basic	59,063	58,424
Weighted average number of Common Shares outstanding—diluted	59,378	58,919
Dividends declared per Common Share	$0.30	$—
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Net income for the period	$30,630	$19,429
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	241	(476)
Unrealized gain (loss) on cash flow hedges
Unrealized gain	1,520	2,500
(Gain) loss reclassified into net income	584	(556)
Actuarial gain (loss) relating to defined benefit pension plans
Actuarial gain (loss)	83	(181)
Amortization of actuarial loss into net income	73	72
Total other comprehensive income, net, for the period	2,501	1,359
Total comprehensive income	$33,131	$20,788

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income for the period	$30,630	$19,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	45,265	47,143
Share-based compensation expense	4,612	3,102
Excess tax benefits on share-based compensation expense	(73)	(352)
Pension expense	230	242
Amortization of debt issuance costs	525	537
Amortization of deferred charges and credits	2,967	2,929
Loss on sale and write down of property and equipment	21	2
Deferred taxes	(1,869)	861
Impairment and other non cash charges	—	—
Changes in operating assets and liabilities:
Accounts receivable	28,778	19,442
Prepaid expenses and other current assets	(3,432)	3,024
Income taxes	7,502	4,373
Deferred charges and credits	2,700	(436)
Accounts payable and accrued liabilities	(17,970)	(20,255)
Deferred revenue	(18,560)	(18,070)
Other assets	(1,402)	(208)
Net cash provided by operating activities	79,924	61,763
Cash flows from investing activities:
Additions of property and equipment	(8,315)	(5,038)
Purchase of EasyLink Services International Corporation, net of cash acquired	—	(315,331)
Purchase of Cordys Holding B.V., net of cash acquired	(30,588)	—
Purchase consideration for prior period acquisitions	(222)	(217)
Other investing activities	(1,500)	—
Net cash used in investing activities	(40,625)	(320,586)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	73	352
Proceeds from issuance of Common Shares	1,823	3,993
Repayment of long-term debt	(7,668)	(7,667)
Payments of dividends to shareholders	(17,721)	—
Net cash provided by (used in) financing activities	(23,493)	(3,322)
Foreign exchange gain (loss) on cash held in foreign currencies	4,896	4,633
Increase (decrease) in cash and cash equivalents during the period	20,702	(257,512)
Cash and cash equivalents at beginning of the period	470,445	559,747
Cash and cash equivalents at end of the period	$491,147	$302,235
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2013
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned subsidiaries, collectively referred to as “OpenText” or the “Company”. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; (ii) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; (iii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012: (iv) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011; and (v) the term “Fiscal 2010” means our fiscal year beginning on July 1, 2009 and ending June 30, 2010.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Cordys Holding B.V. (Cordys), with effect from August 15, 2013 (see note 18).
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
Reclassifications
Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications were not considered material and did not affect our consolidated total revenues, consolidated operating income or consolidated net income.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11).  ASU 2013-11, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our Condensed Consolidated Financial Statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2013	$4,871
Bad debt expense	352
Write-off /adjustments	(962)
Balance as of September 30, 2013	$4,261
NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$12,210	$(6,333)	$5,877
Office equipment	1,292	(737)	555
Computer hardware	64,113	(43,595)	20,518
Computer software	18,955	(11,387)	7,568
Leasehold improvements	35,276	(18,682)	16,594
Buildings	45,088	(4,946)	40,142
Total	$176,934	$(85,680)	$91,254

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,524	$(5,645)	$5,879
Office equipment	1,128	(692)	436
Computer hardware	60,666	(40,826)	19,840
Computer software	18,169	(10,583)	7,586
Leasehold improvements	31,951	(17,656)	14,295
Buildings	44,993	(4,665)	40,328
Total	$168,431	$(80,067)	$88,364
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2013:

Balance as of June 30, 2013	$1,246,872
Acquisition of Cordys Holding B.V. (note 18)	18,589
Adjustments relating to prior acquisitions	1,856
Balance as of September 30, 2013	$1,267,317

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$576,006	$(424,656)	$151,350
Customer Assets	509,657	(311,356)	198,301
Total	$1,085,663	$(736,012)	$349,651

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$557,039	$(403,126)	$153,913
Customer Assets	503,781	(294,079)	209,702
Total	$1,060,820	$(697,205)	$363,615

The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2014 (nine months ended June 30)	$73,110
2015	88,941
2016	64,013
2017	46,815
2018 and beyond	76,772
Total	$349,651

NOTE 7—OTHER ASSETS

	As of September 30, 2013	As of June 30, 2013
Debt issuance costs	$5,815	$6,340
Deposits and restricted cash	12,335	10,205
Long-term prepaid expenses and other long-term assets	9,469	8,537
Total	$27,619	$25,082
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

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2013	As of June 30, 2013
Accounts payable—trade	$10,190	$8,776
Accrued salaries and commissions	43,844	50,568
Accrued liabilities	115,674	120,981
Amounts payable in respect of restructuring and other Special charges (note 17)	7,724	7,130
Asset retirement obligations	971	988
Total	$178,403	$188,443
Long-term accrued liabilities

	As of September 30, 2013	As of June 30, 2013
Amounts payable in respect of restructuring and other Special charges (note 17)	$2,361	$2,919
Other accrued liabilities*	11,672	10,172
Asset retirement obligations	6,289	4,758
Total	$20,322	$17,849
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of September 30, 2013, the present value of this obligation was $7.3 million (June 30, 2013—$5.7 million), with an undiscounted value of $7.8 million (June 30, 2013—$6.1 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2013	As of June 30, 2013
Long-term debt
Term Loan	$547,500	$555,000
Mortgage	10,473	10,492
	557,973	565,492
Less:
Current portion of long-term debt
Term Loan	45,000	41,250
Mortgage	10,473	10,492
	55,473	51,742
Non current portion of long-term debt	$502,500	$513,750

Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit facility are secured by a first charge over substantially all of our assets. We entered into this credit facility and borrowed the full amount under the Term Loan on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. For the three months ended June 30, 2013 and the three months ended September 30, 2013, the Term Loan bore interest at a floating rate of LIBOR plus 2.25%. The Term Loan continues to bear interest at the same rate. For Fiscal 2012 and the first nine months of Fiscal 2013, interest was at a floating rate of LIBOR plus 2.5%. For the three months ended September 30, 2013, we recorded interest expense of $3.5 million relating to the Term Loan (three months ended September 30, 2012—$4.1 million).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of September 30, 2013, we have not drawn any amounts on the Revolver.
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
As of September 30, 2013, the carrying value of the mortgage was $10.5 million (June 30, 2013—$10.5 million).
As of September 30, 2013, the carrying value of the Waterloo building that secures the mortgage was $16.0 million (June 30, 2013—$16.1 million).
For the three months ended September 30, 2013, we recorded interest expense of $0.1 million relating to the mortgage (three months ended September 30, 2012—$0.1 million).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of September 30, 2013 and June 30, 2013:

	As of September 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$24,873	$577	$24,296
CDT anniversary plan	422	52	370
IXOS defined benefit plans	823	—	823
Total	$26,118	$629	$25,489

	As of June 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,871	$535	$23,336
CDT anniversary plan	425	49	376
IXOS defined benefit plans	797	—	797
Total	$25,093	$584	$24,509

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of September 30, 2013	As of June 30, 2013
Benefit obligation—beginning of period	$23,871	$21,461
Service cost	113	457
Interest cost	217	888
Benefits paid	(123)	(466)
Actuarial (gain) loss	(83)	278
Foreign exchange (gain) loss	878	1,253
Benefit obligation—end of period	24,873	23,871
Less: Current portion	(577)	(535)
Non current portion of benefit obligation	$24,296	$23,336

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Pension expense:
Service cost	$113	$113
Interest cost	217	220
Amortization of actuarial gains and losses	69	68
Net pension expense	$399	$401
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
In determining the fair value of the CDT pension plan benefit obligations as of September 30, 2013 and June 30, 2013, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2013	As of June 30, 2013
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.50%	3.50%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%
The Company's discount rate is based on AA-rated bonds, denominated in Euros, from German corporations.

Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (nine months ended June 30)	$433
2015	608
2016	679
2017	751
2018	802
2019 to 2023	5,634
Total	$8,907
CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of September 30, 2013, is a net amount of $0.8 million (June 30, 2013—$0.8 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three months ended September 30, 2013 and 2012, we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
During the three months ended September 30, 2013 and 2012, we reissued no Common Shares from treasury stock.
Dividend
In August 2013, pursuant to the Company's dividend policy, we declared a non-cumulative quarterly dividend of $0.30 per Common Share, paid on September 20, 2013 to shareholders of record as of the close of business on August 30, 2013.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2013	2012
Stock options	$1,357	$1,339
Performance Share Units (issued under LTIP)	2,168	1,414
Restricted Share Units (issued under LTIP)	604	—
Restricted Share Units (other)	216	151
Deferred Share Units (directors)	267	188
Restricted Stock Awards (legacy Vignette employees)	—	10
Total share-based compensation expense	$4,612	$3,102

Summary of Outstanding Stock Options
As of September 30, 2013, options to purchase an aggregate of 1,805,721 Common Shares were outstanding and 2,609,749 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the three months ended September 30, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2013	1,805,391	$49.44
Granted	135,144	66.33
Exercised	(42,171)	27.41
Forfeited or expired	(92,643)	48.93
Outstanding at September 30, 2013	1,805,721	$51.25	4.84	$42,262
Exercisable at September 30, 2013	657,550	$41.29	3.22	$21,939
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2013	2012
Weighted–average fair value of options granted	$15.51	$18.23
Weighted-average assumptions used:
Expected volatility	32%	40%
Risk–free interest rate	1.19%	0.62%
Expected dividend yield	1.8%	—%
Expected life (in years)	4.36	4.35
Forfeiture rate (based on historical rates)	5%	5%
Average exercise share price	$66.33	$54.52
As of September 30, 2013, the total compensation cost related to the unvested stock option awards not yet recognized was $17.4 million, which will be recognized over a weighted-average period of approximately 3.0 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2013, cash in the amount of $1.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2013 from the exercise of options eligible for a tax deduction was $0.1 million.
For the three months ended September 30, 2012, cash in the amount of $3.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2012 from the exercise of options eligible for a tax deduction was $0.8 million.

Long-Term Incentive Plans
On September 10, 2007, our Board of Directors (the Board) approved the implementation of an incentive plan called the “Open Text Corporation Long-Term Incentive Plan” (LTIP). The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or which are still not vested, are described below. LTIP grants will be referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest and be settled.
Grants made in Fiscal 2011 under the LTIP (Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on October 29, 2010. Awards if made under the Fiscal 2013 LTIP will be issued in the second quarter of Fiscal 2014 in accordance with our insider trading policy, which states, in part, that stock awards may not be issued while a "trading window" is closed. We expect to settle the Fiscal 2013 LTIP awards in stock.
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
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended September 30,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2013	2012
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	$17,314	$—	$579
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	215	300
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	8,080	1,370	535
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,683	583	—
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	5,376	604	—
				$39,942	$2,772	$1,414
Of the total compensation cost of $39.9 million noted in the table above, $32.7 million has been recognized to date and the remaining expected total compensation cost of $7.2 million is expected to be recognized over a weighted average period of 1.8 years.
Deferred Stock Units (DSUs)
During the three months ended September 30, 2013, we granted 243 deferred stock units (DSUs) to certain non-employee directors (three months ended September 30, 2012—299). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.
Employee Share Purchase Plan (ESPP)
During the three months ended September 30, 2013, cash in the amount of approximately $0.7 million was received from employees that will be used to purchase Common Shares in future periods (three months ended September 30, 2012—$0.6 million).

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2013— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$593,769	$44,304	$134,052	$415,413	$—
Operating lease obligations*	158,118	28,592	59,762	36,586	33,178
Purchase obligations	8,011	4,067	3,501	443	—
	$759,898	$76,963	$197,315	$452,442	$33,178
*Net of $2.0 million of sublease income to be received from properties which we have subleased to third parties.
Guarantees and Indemnifications
We have entered into customer agreements which may include provisions to indemnify our customers against third party claims that our software products or services infringe certain third party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Condensed Consolidated Financial Statements.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended September 30, 2013, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidaries are currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million. OpenText intends to vigorously defend against this assessment.
In addition, Easylink is under audit for New York State sales tax for the periods from June 2004 through to February 2011. We intend to vigorously contest any assessments for this period based on facts and circumstances relating to business operations during this timeframe. However, the results of these audits, and the potential sales tax exposure for EasyLink, could be significantly influenced by the fact that our judicial appeal of the assessment against EasyLink for $0.5 million in tax, interest and penalties for New York State sales tax for the period March 2001 to May 2004 was denied. We believe we have established sufficient reserves for this matter.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.

For the three months ended September 30, 2013 and 2012, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2013	2012
Interest expense	$2,328	$1,854
Penalties expense	238	39
Total	$2,566	$1,893
As of September 30, 2013 and June 30, 2013, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2013	As of June 30, 2013
Interest expense accrued *	$19,794	$18,210
Penalties accrued *	$6,030	$6,045

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2013, could decrease tax expense in the next 12 months by $3.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to examinations by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax examinations in all major taxing jurisdictions in which we operate and currently have examinations open in Canada, the United States, France, Spain, Germany, India and the Netherlands. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax examinations and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, we cannot predict with any level of certainty the exact nature of any future possible settlements.
As at September 30, 2013, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States and Luxembourg subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $0.9 million (June 30, 2013—$0.4 million).
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 38.2% for the three months ended September 30, 2013, from 45.5% for the three months ended September 30, 2012, primarily due to a $4.3 million tax expense in Fiscal 2013 related to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2013 and June 30, 2013:

	September 30, 2013				June 30, 2013
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Derivative financial instrument asset (liability) (note 16)	$(308)	n/a	$(308)	n/a	$(3,170)	n/a	$(3,170)	n/a
	$(308)	n/a	$(308)	n/a	$(3,170)	n/a	$(3,170)	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2013 and 2012, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2013 and 2012, we did not have any significant transfers in or out of Level 2 or Level 3.

NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on future cash flows relating to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2013, is recorded within “Accounts payable and accrued liabilities”.
As of September 30, 2013, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $74.7 million (June 30, 2013—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of September 30, 2013	As of June 30, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	$(308)	$(3,170)

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$2,068	Operating expenses	$(794)	N/A	—

Three Months Ended September 30, 2012
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$3,398	Operating expenses	$756	N/A	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended September 30,
	2013	2012
Fiscal 2014 Restructuring Plan	$4,792	$—
Fiscal 2013 Restructuring Plan	265	7,578
Fiscal 2012 Restructuring Plan	(261)	584
Restructuring Plans prior to Fiscal 2012	—	(17)
Acquisition-related costs	1,304	804
Other charges	(2,369)	605
Total	$3,731	$9,554
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:
Fiscal 2014 Restructuring Plan
In the first quarter of Fiscal 2014, we began to implement restructuring activities to streamline our operations (Fiscal 2014 Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2014 Restructuring Plan as we execute the remaining restructuring actions. As of September 30, 2013, we expect total costs to be incurred in conjunction with the Fiscal 2014 Restructuring Plan to be approximately $10.0 million, of which $4.8 million has already been recorded within Special charges to date.

The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2013 is shown below.

Fiscal 2014 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	4,618	174	4,792
Cash payments	(1,372)	(33)	(1,405)
Foreign exchange	64	(5)	59
Balance as of September 30, 2013	$3,310	$136	$3,446
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2013 Restructuring Plan, $16.1 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2013 Restructuring Plan.
The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2013 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$3,205	$4,396	$7,601
Accruals and adjustments	933	(668)	265
Cash payments	(2,572)	(552)	(3,124)
Foreign exchange	(53)	86	33
Balance as of September 30, 2013	$1,513	$3,262	$4,775
Fiscal 2012 Restructuring Plan
In the first quarter of Fiscal 2012, we began to implement restructuring activities to streamline our operations (Fiscal 2012 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2012 restructuring plan, $17.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2012 Restructuring Plan.
The recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2013 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$309	$1,986	$2,295
Accruals and adjustments	(266)	5	(261)
Cash payments	—	(240)	(240)
Foreign exchange	1	20	21
Balance as of September 30, 2013	$44	$1,771	$1,815
Acquisition-related costs

Included within Special charges for the three months ended September 30, 2013 are costs incurred directly in relation to acquisitions in the amount of $0.9 million (three months ended September 30, 2012—$0.7 million). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three months ended September 30, 2013 in the amount of $0.4 million (three months ended September 30, 2012—$0.1 million).
Other charges
Included within Special charges for the three months ended September 30, 2013 are "other charges" including a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004, a charge of $0.4 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities and a recovery of $4.2 million relating to a reduction of certain EasyLink pre-acquisition sales tax liabilities.
Included within Special charges for the three months ended September 30, 2012 is a charge of approximately $0.6 million relating to a revised sublease assumption on a restructured facility acquired in a prior period.
NOTE 18—ACQUISITIONS
Cordys Holding B.V.
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), based in Putten, the Netherlands. Cordys is a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities. Total consideration for Cordys was $33.2 million paid in cash ($30.6 million - net of cash acquired). In accordance with ASC Topic 805 "Business Combinations" (ASC Topic 805), this acquisition was accounted for as a business combination.
Acquisition related costs for Cordys included in Special charges in the Condensed Consolidated Statements of Income for the three months ended September 30, 2013 were $0.7 million.
The results of operations of Cordys have been consolidated with those of OpenText beginning August 15, 2013.
The acquisition had no significant impact on revenues and net earnings for the three months ended September 30, 2013. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2013	2012
Cash paid during the period for interest	$3,736	$4,240
Cash received during the period for interest	$522	$409
Cash paid during the period for income taxes	$4,553	$16,281

Cash paid for taxes for the three months ended September 30, 2013 include payments of $0.3 million relating to taxes exigible on internal reorganizations of our international subsidiaries (three months ended September 30, 2012—$15.4 million).
NOTE 20—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

	Three Months Ended September 30,
	2013	2012
Basic earnings per share
Net income	$30,630	$19,429
Basic earnings per share	$0.52	$0.33
Diluted earnings per share
Net income	$30,630	$19,429
Diluted earnings per share	$0.52	$0.33
Weighted-average number of shares outstanding
Basic	59,063	58,424
Effect of dilutive securities	315	495
Diluted	59,378	58,919
Excluded as anti-dilutive*	685	1,024
* Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 21—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of our Board and the transaction be approved by a majority of the independent members of the Board. The Board reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the three months ended September 30, 2013, Mr. Stephen Sadler, a director, earned approximately $0.2 million (three months ended September 30, 2012—$0.5 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
As part of our quarterly, non cumulative dividend program we declared, on October 30, 2013, a dividend of $0.30 per Common Share. The record date for this dividend is November 29, 2013 and the payment date is December 20, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
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
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2013 compared with the three months ended September 30, 2012, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of software products that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today, which is the explosive growth of information in terms of volume and formats. Our software allows organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our product offerings provide solutions which help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and ensure the security and privacy of information demanded in today's highly regulated climate. In addition, our products provide the benefit of organizing and managing business content, while leveraging it to operate more efficiently and effectively. OpenText products incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 5,300 people worldwide.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $324.5 million, down 0.5% over the same period in the prior fiscal year.

•	License revenue was $55.3 million, down 0.6% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.52 compared to $0.33 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.37 compared to $1.31 in the same period of the prior fiscal year.

•	GAAP-based operating margin was 16.0% compared to 12.3% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 30.6% compared to 28.7% in the same period of the prior fiscal year.

•	Operating cash flow was $79.9 million, up 29.4% over the same period in the prior fiscal year.

•	Cash and cash equivalents was $491.1 million as of September 30, 2013, compared to $470.4 million as of June 30, 2013.
See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the Enterprise Information Management (EIM) market. We made one acquisition during the first quarter of our fiscal year ending June 30, 2014 (Fiscal 2014).

•
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), based in Putten, the Netherlands, for $33.2 million. Cordys is a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities.

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
Outlook for Remainder of Fiscal 2014
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in Enterprise Content Management (ECM), BPM, Customer Experience Management (CEM), and Information Exchange (iX) and expanding our position in Discovery. We continue to have approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income, and we expect this trend will continue. Beginning in Fiscal 2013 we recognized cloud services revenue and we expect this service to be an important growth driver in the future. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
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
During the first quarter of Fiscal 2014, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Total Revenues by Product Type:
License	$55,306	$(350)	$55,656
Cloud services	41,647	(2,226)	43,873
Customer support	168,440	6,344	162,096
Professional service and other	59,067	(5,502)	64,569
Total revenues	324,460	(1,734)	326,194
Total Cost of Revenues	106,436	(15,371)	121,807
Total GAAP-based Gross Profit	218,024	13,637	204,387
Total GAAP-based Gross Margin %	67.2%		62.7%
Total GAAP-based Operating Expenses	165,981	1,681	164,300
Total GAAP-based Income from Operations	$52,043	$11,956	$40,087

% Revenues by Product Type:
License	17.1%		17.1%
Cloud services	12.8%		13.4%
Customer support	51.9%		49.7%
Professional service and other	18.2%		19.8%

Total Cost of Revenues by Product Type:
License	$3,036	$(1,132)	$4,168
Cloud services	14,265	(3,717)	17,982
Customer support	22,170	(3,653)	25,823
Professional service and other	45,435	(4,617)	50,052
Amortization of acquired technology-based intangible assets	21,530	(2,252)	23,782
Total cost of revenues	$106,436	$(15,371)	$121,807

% GAAP-based Gross Margin by Product Type:
License	94.5%		92.5%
Cloud services	65.7%		59.0%
Customer support	86.8%		84.1%
Professional service and other	23.1%		22.5%

Total Revenues by Geography:
Americas (1)	$175,377	$(3,550)	$178,927
EMEA (2)	119,611	5,139	114,472
Asia Pacific (3)	29,472	(3,323)	32,795
Total revenues	$324,460	$(1,734)	$326,194

% Revenues by Geography:
Americas (1)	54.0%		54.9%
EMEA (2)	36.9%		35.1%
Asia Pacific (3)	9.1%		10.0%

	Three Months Ended September 30,
(In thousands)	2013	2012
GAAP-based gross margin	67.2%	62.7%
GAAP-based operating margin	16.0%	12.3%
GAAP-based EPS, diluted	$0.52	$0.33
Non-GAAP-based gross margin (4)	73.9%	70.0%
Non-GAAP-based operating margin (4)	30.6%	28.7%
Non-GAAP-based EPS, diluted (4)	$1.37	$1.31

(1)	Americas primarily consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
License Revenues:
Americas	$28,915	$688	$28,227
EMEA	22,007	(604)	22,611
Asia Pacific	4,384	(434)	4,818
Total License Revenues	55,306	(350)	55,656
Cost of License Revenues	3,036	(1,132)	4,168
GAAP-based License Gross Profit	$52,270	$782	$51,488
GAAP-based License Gross Margin %	94.5%		92.5%

% License Revenues by Geography:
Americas	52.3%		50.7%
EMEA	39.8%		40.6%
Asia Pacific	7.9%		8.7%
License revenues decreased by $0.4 million, which was geographically attributable to a decrease in EMEA of $0.6 million, and a decrease in Asia Pacific of $0.4 million, partially offset by an increase in Americas of $0.7 million.
Cost of license revenues decreased by $1.1 million, primarily due to lower third party technology costs. As a result, the gross margin percentage on license revenues increased to 94.5%.
2)    Cloud Services:
Cloud services revenues consist of services arrangements primarily attributable to our acquisition of EasyLink Services International Corporation (EasyLink). These arrangements allow our customers to make use of legacy EasyLink and OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-

based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided. Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs and some third party royalty costs.

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Cloud Services:
Americas	$27,829	$(173)	$28,002
EMEA	6,120	(532)	6,652
Asia Pacific	7,698	(1,521)	9,219
Total Cloud Services Revenues	41,647	(2,226)	43,873
Cost of Cloud Services Revenues	14,265	(3,717)	17,982
GAAP-based Cloud Services Gross Profit	$27,382	$1,491	$25,891
GAAP-based Cloud Services Gross Margin %	65.7%		59.0%

% Cloud Services Revenues by Geography:
Americas	66.8%		63.8%
EMEA	14.7%		15.2%
Asia Pacific	18.5%		21.0%
Cloud services revenues decreased by $2.2 million, which was geographically attributable to a decrease in Asia Pacific of $1.5 million, a decrease in EMEA of $0.5 million, and a decrease in Americas of $0.2 million.
Cost of cloud services revenues decreased by $3.7 million, primarily due to lower revenues and certain one-time adjustments related to sales tax liabilities. As a result, the gross margin percentage on cloud services revenues increased to approximately 66%.
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

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Customer Support Revenues:
Americas	$89,558	$1,568	$87,990
EMEA	66,396	4,962	61,434
Asia Pacific	12,486	(186)	12,672
Total Customer Support Revenues	168,440	6,344	162,096
Cost of Customer Support Revenues	22,170	(3,653)	25,823
GAAP-based Customer Support Gross Profit	$146,270	$9,997	$136,273
GAAP-based Customer Support Gross Margin %	86.8%		84.1%

% Customer Support Revenues by Geography:
Americas	53.2%		54.3%
EMEA	39.4%		37.9%
Asia Pacific	7.4%		7.8%
Customer support revenues increased by $6.3 million, which was geographically attributable to an increase in Americas of $1.6 million, and an increase in EMEA of $5.0 million, partially offset by a decrease in Asia Pacific of $0.2 million.
Cost of customer support revenues decreased by $3.7 million, primarily due to a reduction in the installed base of third party products. As a result, the gross margin percentage on customer support revenues increased to approximately 87%.
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

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Professional Service and Other Revenues:
Americas	$29,075	$(5,633)	$34,708
EMEA	25,088	1,313	23,775
Asia Pacific	4,904	(1,182)	6,086
Total Professional Service and Other Revenues	59,067	(5,502)	64,569
Cost of Professional Service and Other Revenues	45,435	(4,617)	50,052
GAAP-based Professional Service and Other Gross Profit	$13,632	$(885)	$14,517
GAAP-based Professional Service and Other Gross Margin %	23.1%		22.5%

% Professional Service and Other Revenues by Geography:
Americas	49.2%		53.8%
EMEA	42.5%		36.8%
Asia Pacific	8.3%		9.4%

Professional service and other revenues decreased by $5.5 million, which was geographically attributable to a decrease in Americas of $5.6 million, a decrease in Asia Pacific of $1.2 million, partially offset by an increase in EMEA of $1.3 million.
Cost of professional service and other revenues decreased by $4.6 million. This is primarily due to lower professional service and other revenues as well as the reduction in the use of subcontractors. Overall, the gross margin percentage on professional service and other revenues remained relatively stable.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Amortization of acquired technology-based intangible assets	$21,530	$(2,252)	$23,782
Amortization of acquired technology-based intangible assets decreased by $2.3 million due to the intangible assets pertaining to our acquisition of Vignette Corporation becoming fully amortized during the first quarter of Fiscal 2014.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Research and development	$40,216	$310	$39,906
Sales and marketing	69,413	4,898	64,515
General and administrative	28,886	1,922	26,964
Depreciation	6,458	349	6,109
Amortization of acquired customer-based intangible assets	17,277	25	17,252
Special charges	3,731	(5,823)	9,554
Total operating expenses	$165,981	$1,681	$164,300

% of Total Revenues:
Research and development	12.4%		12.2%
Sales and marketing	21.4%		19.8%
General and administrative	8.9%		8.3%
Depreciation	2.0%		1.9%
Amortization of acquired customer-based intangible assets	5.3%		5.3%
Special charges	1.1%		2.9%
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

Quarter-over-Quarter Change between Fiscal
(In thousands)	2014 and 2013
Payroll and payroll-related benefits	$616
Contract labour and consulting	(1,773)
Share based compensation	389
Travel and communication	268
Facilities	551
Other miscellaneous	259
Total year-over-year change in research and development expenses	$310
Research and development expenses increased by $0.3 million. Fees related to contract labour and consulting services decreased by $1.8 million as we reduced the usage of external services and replaced them with internal resources. This was partially offset by an increase in payroll, facilities, and other related costs incurred due to the acquisition of Cordys during the first quarter of Fiscal 2014. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 12%.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2014 and 2013
Payroll and payroll-related benefits	$3,626
Commissions	2,155
Contract labour and consulting	(1,207)
Share based compensation	688
Travel and communication	765
Marketing expenses	(1,984)
Facilities	1,153
Other miscellaneous	(298)
Total year-over-year change in sales and marketing expenses	$4,898
Sales and marketing expenses increased by $4.9 million, primarily due to a $3.6 million increase in payroll and payroll-related benefits and a $2.2 million increase in commission benefits. These increases were largely driven by an initiative to increase sales force capacity to further the potential for future sales growth, as well as by the acquisition of Cordys. These increases were partially offset by a $1.2 million decrease in contract labour and consulting services and a $2.0 million decrease in marketing expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, have increased slightly to approximately 21%.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2014 and 2013
Payroll and payroll-related benefits	$(281)
Contract labour and consulting	(314)
Share based compensation	343
Travel and communication	(2)
Facilities	313
Other miscellaneous	1,863
Total year-over-year change in general and administrative expenses	$1,922
General and administrative expenses increased by $1.9 million due to an increase in other miscellaneous expenses, which was primarily due to higher professional fees, and business and sales tax. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% for the quarter ended September 30, 2013.
Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Depreciation	$6,458	$349	$6,109
Depreciation expenses increased by $0.3 million, primarily due to the acquisitions made during Fiscal 2013 and the acquisition of Cordys during the first quarter of Fiscal 2014.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Amortization of acquired customer-based intangible assets	$17,277	$25	$17,252
Acquired customer-based intangible assets amortization expense remained stable.
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

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Special charges	$3,731	$(5,823)	$9,554
Special charges decreased by $5.8 million, primarily due a $3.3 million reduction in restructuring activities and a $3.0 million reduction in other charges. This was partially offset by a $0.5 million increase in acquisition related costs.
For more details on Special charges, see note 17 "Special Charges" to our Condensed Consolidated Financial Statements.

Net Other Income (Expense)
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity and we are unable to predict the impact of this income (expense) on our net income.

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Other income (expense), net	$1,926	$1,997	$(71)
Net Interest Expense
Net interest expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Interest expense, net	$4,385	$17	$4,368
Net interest expense remained relatively stable as compared to the same period in the prior fiscal year.
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

	Three Months Ended September 30,
(In thousands)	2013	Change increase (decrease)	2012
Provision for income taxes	$18,954	$2,735	$16,219
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 38.2% for the three months ended September 30, 2013 from 45.5% for the three months ended September 30, 2012 primarily due to a $4.3 million tax expense in Fiscal 2013 related to the impact of adjustments in the United States and Australia upon filing of tax returns. The remainder of the differences are due to normal course movements and non-material items.

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
Non-GAAP-based net income and Non-GAAP-based EPS are calculated as net income or earnings per share on a diluted basis, excluding the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges, all net of tax. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, special charges, and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of revenue.
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
The Company believes the provision of supplemental Non-GAAP measures allow investors to evaluate the operational and financial performance of the Company's core business using the same evaluation measures that management uses, and is therefore a useful indication of OpenText's performance or expected performance of future operations and facilitates period-to-period comparison of operating performance (although prior performance is not necessarily indicative of future performance). As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary Non-GAAP financial measures that exclude certain items from the presentation of its financial results.
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2013
(in thousands except for per share data)

	Three Months Ended September 30, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$14,265		$(38)	(1)	$14,227
Customer support	22,170		(97)	(1)	22,073
Professional service and other	45,435		(170)	(1)	45,265
Amortization of acquired technology-based intangible assets	21,530		(21,530)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	218,024	67.2%	21,835	(3)	239,859	73.9%
Operating expenses
Research and development	40,216		(728)	(1)	39,488
Sales and marketing	69,413		(2,353)	(1)	67,060
General and administrative	28,886		(1,226)	(1)	27,660
Amortization of acquired customer-based intangible assets	17,277		(17,277)	(2)	—
Special charges	3,731		(3,731)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	52,043	16.0%	47,150	(5)	99,193	30.6%
Other income (expense), net	1,926		(1,926)	(6)	—
Provision for (recovery of) income taxes	18,954		(5,681)	(7)	13,273
GAAP-based net income / Non-GAAP-based net income	30,630		50,905	(8)	81,535
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$0.52		$0.85	(8)	$1.37

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollar and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollar and operating margin stated as a percentage of revenue.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2013
		Per share diluted
Non-GAAP-based net income	$81,535	$1.37
Less:
Amortization	38,807	0.65
Share-based compensation	4,612	0.08
Special charges	3,731	0.06
Other (income) expense, net	(1,926)	(0.03)
GAAP-based provision for (recovery of) income taxes	18,954	0.32
Non-GAAP based provision for income taxes	(13,273)	(0.23)
GAAP-based net income	$30,630	$0.52

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2012
(in thousands except for per share data)

	Three Months Ended September 30, 2012
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Customer support	$25,823		$(38)	(1)	$25,785
Professional service and other	50,052		(177)	(1)	49,875
Amortization of acquired technology-based intangible assets	23,782		(23,782)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	204,387	62.7%	23,997	(3)	228,384	70.0%
Operating expenses
Research and development	39,906		(338)	(1)	39,568
Sales and marketing	64,515		(1,666)	(1)	62,849
General and administrative	26,964		(883)	(1)	26,081
Amortization of acquired customer-based intangible assets	17,252		(17,252)	(2)	—
Special charges	9,554		(9,554)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	40,087	12.3%	53,690	(5)	93,777	28.7%
Other income (expense), net	(71)		71	(6)	—
Provision for (recovery of) income taxes	16,219		(3,702)	(7)	12,517
GAAP-based net income / Non-GAAP-based net income	19,429		57,463	(8)	76,892
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$0.33		$0.98	(8)	$1.31

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollar and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollar and operating margin stated as a percentage of revenue.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2012
		Per share diluted
Non-GAAP-based net income	$76,892	$1.31
Less:
Amortization	41,034	0.70
Share-based compensation	3,102	0.05
Special charges	9,554	0.16
Other (income) expense, net	71	—
GAAP-based provision for (recovery of) income taxes	16,219	0.28
Non-GAAP based provision for income taxes	(12,517)	(0.21)
GAAP-based net income	$19,429	$0.33

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flow from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2013	Change increase (decrease)	As of June 30, 2013
Cash and cash equivalents	$491,147	$20,702	$470,445

	Three Months Ended September 30,
(In thousands)	2013	Change	2012
Cash provided by operating activities	$79,924	$18,161	$61,763
Cash used in investing activities	$(40,625)	$279,961	$(320,586)
Cash provided by (used in) financing activities	$(23,493)	$(20,171)	$(3,322)
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
Cash flows provided by operating activities
Cash flows from operating activities increased by $18.2 million, due to an increase in net income before the impact of non-cash items of $8.4 million and increased working capital changes of $9.8 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities decreased by $280.0 million. This is primarily due to the lower purchase consideration for Cordys than for our acquisition of EasyLink, purchased in the first quarter of Fiscal 2013. The decrease was offset by a $3.3 million increase in additions of property and equipment and a $1.5 million increase in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows provided by financing activities decreased by $20.2 million. This is primarily the result of the $17.7 million dividend payment to our shareholders on September 20, 2013. The remaining difference was due to fewer exercises of stock options by our employees in the first quarter of Fiscal 2014.
Cash Dividends
In the first quarter of Fiscal 2014, we declared and paid cash dividends of $0.30 per Common Share that totaled $17.7 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

Long-term Debt and Credit Facilities
Term Loan and Revolver
Our credit facility consists of a $600 million term loan facility (the Term Loan) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit facility are secured by a first charge over substantially all of our assets. We entered into and borrowed from this credit facility on November 9, 2011.
The Term Loan has a five year term and repayments made under the Term Loan are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. The Term Loan bears interest at a floating rate of LIBOR plus 2.25%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of September 30, 2013, we have not drawn any amounts on the Revolver.
We must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2013, our consolidated leverage ratio was 1.33:1.
We must also maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of September 30, 2013, our consolidated interest coverage ratio was 22.9:1.
We utilize our long-term debt facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
For more details relating to our Term Loan, see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2014. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of September 30, 2013, the carrying value of the mortgage was $10.5 million. As of September 30, 2013, the carrying value of the Waterloo building that secures the mortgage was $16.0 million.
Pensions
As of September 30, 2013, our total unfunded pension plan obligation was $26.1 million, of which $0.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course of operations.
Our anticipated payments under our most significant plan, the CDT pension plan, for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (nine months ended June 30)	$433
2015	608
2016	679
2017	751
2018	802
2019 to 2023	5,634
Total	$8,907
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2013— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$593,769	$44,304	$134,052	$415,413	$—
Operating lease obligations*	158,118	28,592	59,762	36,586	33,178
Purchase obligations	8,011	4,067	3,501	443	—
	$759,898	$76,963	$197,315	$452,442	$33,178

*Net of $2.0 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on our Term Loan and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Guarantees and Indemnifications
We have entered into customer agreements which may include provisions to indemnify our customers against third party claims that our software products or services infringe certain third party intellectual property rights and for liabilities related to a breach of our confidentiality obligations. We have not made any material payments in relation to such indemnification provisions and have not accrued any liabilities related to these indemnification provisions in our Condensed Consolidated Financial Statements.

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended September 30, 2013, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink is currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million. OpenText intends to vigorously defend against this assessment.
In addition, Easylink is under audit for New York State sales tax for the periods from June 2004 through to February 2011. We intend to vigorously contest any assessments for this period based on facts and circumstances relating to business operations during this timeframe. However, the results of these audits, and the potential sales tax exposure for EasyLink, could be significantly influenced by the fact that our judicial appeal of the assessment against EasyLink for $0.5 million in tax, interest and penalties for New York State sales tax for the period March 2001 to May 2004 was denied.  We believe we have established sufficient reserves for this matter.

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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan. As of September 30, 2013, we had an outstanding balance of $547.5 million on the Term Loan. The Term Loan bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of September 30, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on the Term Loan by approximately $5.5 million, assuming that the loan balance as of September 30, 2013 is outstanding for the entire period.
At June 30, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have had the effect of increasing our annual interest payment on the Term Loan by approximately $5.6 million, assuming that the loan balance was outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at September 30, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.8 million in the mark to market on our existing foreign exchange forward contracts.
At June 30, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our Condensed Consolidated Balance Sheets).
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2013 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2013	U.S. Dollar Equivalent at June 30, 2013
Canadian Dollar	$9,414	$7,942
Swiss Franc	7,578	6,303
Euro	91,205	102,104
British Pound	20,769	24,925
Other foreign currencies	56,396	59,959
Total cash and cash equivalents denominated in foreign currencies	185,362	201,233
U.S. dollar	305,785	269,212
Total cash and cash equivalents	$491,147	$470,445
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $18,536, assuming constant foreign currency cash and cash equivalents (June 30, 2013—$20,123).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors
Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. These are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
3.1	By-Law 1 of Open Text Corporation (1)
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 26, 2013 (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

(1)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: October 31, 2013

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)