Form 10-Q
period 2013-12-31
OPEN TEXT CORP
filed 2014-01-23
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 22, 2014, there were 60,473,680 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$515,354	$470,445
Accounts receivable trade, net of allowance for doubtful accounts of $3,937 as of December 31, 2013 and $4,871 as of June 30, 2013 (note 3)	173,347	174,927
Income taxes recoverable (note 14)	14,048	17,173
Prepaid expenses and other current assets	48,348	43,464
Deferred tax assets (note 14)	10,671	11,082
Total current assets	761,768	717,091
Property and equipment (note 4)	96,737	88,364
Goodwill (note 5)	1,267,317	1,246,872
Acquired intangible assets (note 6)	324,185	363,615
Deferred tax assets (note 14)	133,502	135,695
Other assets (note 7)	26,648	25,082
Deferred charges (note 8)	60,005	67,633
Long-term income taxes recoverable (note 14)	10,560	10,465
Total assets	$2,680,722	$2,654,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$188,896	$188,443
Current portion of long-term debt (note 10)	54,994	51,742
Deferred revenues	246,738	282,387
Income taxes payable (note 14)	6,494	4,184
Deferred tax liabilities (note 14)	1,150	1,127
Total current liabilities	498,272	527,883
Long-term liabilities:
Accrued liabilities (note 9)	19,344	17,849
Deferred credits (note 8)	18,401	11,608
Pension liability (note 11)	25,062	24,509
Long-term debt (note 10)	491,250	513,750
Deferred revenues	13,014	11,830
Long-term income taxes payable (note 14)	146,848	140,508
Deferred tax liabilities (note 14)	62,245	69,672
Total long-term liabilities	776,164	789,726
Shareholders’ equity:
Share capital (note 12)
59,159,544 and 59,028,886 Common Shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively; Authorized Common Shares: unlimited	656,901	651,642
Additional paid-in capital	105,281	101,865
Accumulated other comprehensive income	42,677	39,890
Retained earnings	621,547	572,885
Treasury stock, at cost (416,707 shares at December 31, 2013 and 610,878 at June 30, 2013, respectively)	(20,120)	(29,074)
Total shareholders’ equity	1,406,286	1,337,208
Total liabilities and shareholders’ equity	$2,680,722	$2,654,817
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues:
License	$81,164	$76,125	$136,470	$131,781
Cloud services	42,131	44,842	83,778	88,715
Customer support	174,425	164,658	342,865	326,754
Professional service and other	65,787	66,555	124,854	131,124
Total revenues	363,507	352,180	687,967	678,374
Cost of revenues:
License	3,304	5,331	6,340	9,499
Cloud services	15,963	17,946	30,228	35,928
Customer support	24,409	28,277	46,579	54,100
Professional service and other	51,245	49,242	96,680	99,294
Amortization of acquired technology-based intangible assets (note 6)	13,035	23,191	34,565	46,973
Total cost of revenues	107,956	123,987	214,392	245,794
Gross profit	255,551	228,193	473,575	432,580
Operating expenses:
Research and development	41,917	38,718	82,133	78,624
Sales and marketing	81,290	67,977	150,703	132,492
General and administrative	32,815	28,742	61,701	55,706
Depreciation	6,898	6,105	13,356	12,214
Amortization of acquired customer-based intangible assets (note 6)	12,432	17,147	29,709	34,399
Special charges (note 17)	6,268	2,269	9,999	11,823
Total operating expenses	181,620	160,958	347,601	325,258
Income from operations	73,931	67,235	125,974	107,322
Other income (expense), net	(740)	1,541	1,186	1,470
Interest and other related expense, net	(3,040)	(4,515)	(7,425)	(8,883)
Income before income taxes	70,151	64,261	119,735	99,909
Provision for income taxes (note 14)	16,651	3,153	35,605	19,372
Net income for the period	$53,500	$61,108	$84,130	$80,537
Earnings per share—basic (note 20)	$0.90	$1.04	$1.42	$1.38
Earnings per share—diluted (note 20)	$0.90	$1.04	$1.41	$1.37
Weighted average number of Common Shares outstanding—basic	59,136	58,503	59,100	58,473
Weighted average number of Common Shares outstanding—diluted	59,593	58,983	59,475	58,961
Dividends declared per Common Share	$0.30	$—	$0.60	$—
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income for the period	$53,500	$61,108	$84,130	$80,537
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	113	(989)	354	(1,465)
Unrealized gain (loss) on cash flow hedges
Unrealized gain (loss)	(1,433)	(495)	87	2,005
(Gain) loss reclassified into net income	589	(958)	1,173	(1,514)
Actuarial gain (loss) relating to defined benefit pension plans
Actuarial gain (loss)	944	(695)	1,027	(876)
Amortization of actuarial loss into net income	73	75	146	147
Total other comprehensive income (loss), net, for the period	286	(3,062)	2,787	(1,703)
Total comprehensive income	$53,786	$58,046	$86,917	$78,834

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income for the period	$84,130	$80,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	77,630	93,586
Share-based compensation expense	11,289	6,276
Excess tax benefits on share-based compensation expense	(1,081)	(611)
Pension expense	539	470
Amortization of debt issuance costs	1,044	1,072
Amortization of deferred charges and credits	5,934	5,858
Loss on sale and write down of property and equipment	15	24
Deferred taxes	(3,198)	(1,152)
Impairment and other non cash charges	—	—
Changes in operating assets and liabilities:
Accounts receivable	9,176	20,406
Prepaid expenses and other current assets	(4,161)	1,384
Income taxes	2,409	(13,888)
Deferred charges and credits	8,488	(436)
Accounts payable and accrued liabilities	(10,595)	(20,620)
Deferred revenue	(40,134)	(36,738)
Other assets	(686)	289
Net cash provided by operating activities	140,799	136,457
Cash flows from investing activities:
Additions of property and equipment	(20,228)	(9,917)
Purchase of patents	(192)	—
Purchase of EasyLink Services International Corporation, net of cash acquired	—	(315,331)
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	—	(516)
Purchase of Cordys Holding B.V., net of cash acquired	(30,588)	—
Purchase consideration for prior period acquisitions	(443)	(431)
Other investing activities	(974)	—
Net cash used in investing activities	(52,425)	(326,195)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,081	611
Proceeds from issuance of Common Shares	5,429	6,402
Repayment of long-term debt	(19,087)	(15,338)
Debt issuance costs	(273)	—
Payments of dividends to shareholders	(35,468)	—
Net cash used in financing activities	(48,318)	(8,325)
Foreign exchange gain on cash held in foreign currencies	4,853	5,574
Increase (decrease) in cash and cash equivalents during the period	44,909	(192,489)
Cash and cash equivalents at beginning of the period	470,445	559,747
Cash and cash equivalents at end of the period	$515,354	$367,258
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2013
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned subsidiaries, collectively referred to as “OpenText” or the “Company”. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; (ii) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; (iii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012; and (iv) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011.
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
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Unrecognized Tax Benefits
On July 18, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable tax jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with a deferred tax asset. We adopted ASU 2013-11 in the second quarter of Fiscal 2014 and the adoption thereof did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2013	$4,871
Bad debt expense	833
Write-off /adjustments	(1,767)
Balance as of December 31, 2013	$3,937
NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,087	$(7,053)	$7,034
Office equipment	1,290	(779)	511
Computer hardware	67,424	(45,894)	21,530
Computer software	20,736	(12,243)	8,493
Leasehold improvements	39,312	(19,983)	19,329
Buildings	45,068	(5,228)	39,840
Total	$187,917	$(91,180)	$96,737

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,524	$(5,645)	$5,879
Office equipment	1,128	(692)	436
Computer hardware	60,666	(40,826)	19,840
Computer software	18,169	(10,583)	7,586
Leasehold improvements	31,951	(17,656)	14,295
Buildings	44,993	(4,665)	40,328
Total	$168,431	$(80,067)	$88,364
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2013:

Balance as of June 30, 2013	$1,246,872
Acquisition of Cordys Holding B.V. (note 18)	18,589
Adjustments relating to prior acquisitions	1,856
Balance as of December 31, 2013	$1,267,317

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$576,006	$(437,690)	$138,316
Customer Assets	509,657	(323,788)	185,869
Total	$1,085,663	$(761,478)	$324,185

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$557,039	$(403,126)	$153,913
Customer Assets	503,781	(294,079)	209,702
Total	$1,060,820	$(697,205)	$363,615

The weighted average amortization periods for acquired technology and customer intangible assets are approximately six years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2014 (six months ended June 30)	$47,644
2015	88,941
2016	64,013
2017	46,815
2018 and beyond	76,772
Total	$324,185

NOTE 7—OTHER ASSETS

	As of December 31, 2013	As of June 30, 2013
Debt issuance costs	$5,569	$6,340
Deposits and restricted cash	12,091	10,205
Long-term prepaid expenses and other long-term assets	8,988	8,537
Total	$26,648	$25,082
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loans and are being amortized over the term of the loans (see note 10 and note 22). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to advance payments on long-term licenses that are being amortized over the applicable terms of the licenses, and a “technology incubator” venture capital fund investment for which the Company holds less than a 20% interest, is a limited partner and does not exert significant influence over management or investment decisions.

NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of internal reorganizations of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of 6 to 15 years.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2013	As of June 30, 2013
Accounts payable—trade	$11,435	$8,776
Accrued salaries and commissions	46,053	50,568
Accrued liabilities	124,468	120,981
Amounts payable in respect of restructuring and other Special charges (note 17)	6,202	7,130
Asset retirement obligations	738	988
Total	$188,896	$188,443
Long-term accrued liabilities

	As of December 31, 2013	As of June 30, 2013
Amounts payable in respect of restructuring and other Special charges (note 17)	$2,027	$2,919
Other accrued liabilities*	10,835	10,172
Asset retirement obligations	6,482	4,758
Total	$19,344	$17,849
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of December 31, 2013, the present value of this obligation was $7.2 million (June 30, 2013—$5.7 million), with an undiscounted value of $7.7 million (June 30, 2013—$6.1 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2013	As of June 30, 2013
Total debt
Term Loan A	$536,250	$555,000
Mortgage	9,994	10,492
	546,244	565,492
Less:
Current portion of long-term debt
Term Loan A	45,000	41,250
Mortgage	9,994	10,492
	54,994	51,742
Non current portion of long-term debt	$491,250	$513,750
Term Loan A and Revolver
As of December 31, 2013, our credit facility consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit facility are secured by a first charge over substantially all of our assets. We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. For the three and six months ended December 31, 2013, interest on Term Loan A was at a floating rate of LIBOR plus 2.25%. For the three and six months ended December 31, 2012, interest was at a floating rate of LIBOR plus 2.5%.
For the three and six months ended December 31, 2013, we recorded interest expense of $3.4 million and $6.9 million, respectively, relating to Term Loan A (three and six months ended December 31, 2012—$4.1 million and $8.2 million, respectively).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of December 31, 2013, we have not drawn any amounts on the Revolver.
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
As of December 31, 2013, the carrying value of the mortgage was approximately $10.0 million (June 30, 2013—$10.5 million).
As of December 31, 2013, the carrying value of the Waterloo building that secures the mortgage was $15.9 million (June 30, 2013—$16.1 million).
For the three and six months ended December 31, 2013, we recorded interest expense of $0.1 million and $0.2 million, respectively, relating to the mortgage (three and six months ended December 31, 2012—$0.1 million and $0.2 million).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT) and Open Text Software GmbH (IXOS) as of December 31, 2013 and June 30, 2013:

	As of December 31, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$24,498	$601	$23,897
CDT anniversary plan	418	85	333
IXOS defined benefit plans	832	—	832
Total	$25,748	$686	$25,062

	As of June 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,871	$535	$23,336
CDT anniversary plan	425	49	376
IXOS defined benefit plans	797	—	797
Total	$25,093	$584	$24,509

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of December 31, 2013	As of June 30, 2013
Benefit obligation—beginning of period	$23,871	$21,461
Service cost	228	457
Interest cost	436	888
Benefits paid	(251)	(466)
Actuarial (gain) loss	(1,027)	278
Foreign exchange (gain) loss	1,241	1,253
Benefit obligation—end of period	24,498	23,871
Less: Current portion	(601)	(535)
Non current portion of benefit obligation	$23,897	$23,336

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Pension expense:
Service cost	$115	$117	$228	$230
Interest cost	219	226	436	446
Amortization of actuarial gains and losses	69	71	138	139
Net pension expense	$403	$414	$802	$815
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan obligations are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2013 there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remaining fiscal year.
In determining the fair value of the CDT pension plan benefit obligations as of December 31, 2013 and June 30, 2013, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2013	As of June 30, 2013
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.70%	3.50%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%
The Company's discount rate is based on AA-rated bonds, denominated in Euros, from German corporations.
Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (six months ended June 30)	$301
2015	622
2016	690
2017	760
2018	815
2019 to 2023	5,976
Total	$9,164
CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of December 31, 2013, is a net amount of $0.8 million (June 30, 2013—$0.8 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the

IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three and six months ended December 31, 2013 and 2012, we did not repurchase any of our Common Shares for potential future reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
During the three and six months ended December 31, 2013, we issued 194,171 Common Shares from treasury stock in connection with the settlement of awards granted under our Fiscal 2013 LTIP and fully vested Restricted Share Units (RSUs) granted under our Fiscal 2016 LTIP.
During the three and six months ended December 31, 2012, we issued 182,616 Common Shares from treasury stock in connection with the settlement of awards granted under our Fiscal 2012 LTIP.
Dividend
During the three months ended December 31, 2013, pursuant to the Company's dividend policy, we declared a non-cumulative quarterly dividend of $0.30 per Common Share, paid on December 20, 2013 to shareholders of record as of the close of business on November 29, 2013.

During the six months ended December 31, 2013, pursuant to the Company’s dividend policy, we declared total dividends of $0.60 per Common Share, which we paid during the same period.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Stock options	$1,653	$1,228	$3,010	$2,567
Performance Share Units (issued under LTIP)	876	1,246	3,044	2,660
Restricted Share Units (issued under LTIP)	515	377	1,119	377
Restricted Share Units (fully vested)	3,300	—	3,300	—
Restricted Share Units (other)	126	151	342	302
Deferred Share Units (directors)	207	172	474	360
Restricted Stock Awards (legacy Vignette employees)	—	—	—	10
Total share-based compensation expense	$6,677	$3,174	$11,289	$6,276
Summary of Outstanding Stock Options
As of December 31, 2013, options to purchase an aggregate of 1,866,674 Common Shares were outstanding and 2,476,998 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the six months ended December 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2013	1,805,391	$49.44
Granted	324,471	76.18
Exercised	(113,969)	36.59
Forfeited or expired	(149,219)	50.94
Outstanding at December 31, 2013	1,866,674	$54.75	4.85	$69,452
Exercisable at December 31, 2013	645,294	$41.82	3.22	$32,358
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted–average fair value of options granted	$20.06	$16.28	$18.16	$16.78
Weighted-average assumptions used:
Expected volatility	32%	37%	32%	38%
Risk–free interest rate	1.15%	0.64%	1.17%	0.64%
Expected dividend yield	1.4%	—%	1.6%	—%
Expected life (in years)	4.36	4.35	4.36	4.35
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$83.21	$52.74	$76.18	$53.20
As of December 31, 2013, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $19.0 million, which will be recognized over a weighted-average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2013, cash in the amount of $3.0 million and $4.2 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2013 from the exercise of options eligible for a tax deduction was $0.5 million and $0.6 million, respectively.
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
Long-Term Incentive Plans
We currently employ a Long-Term Incentive Plan (LTIP). The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or RSUs. Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period.

LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest and be settled.
Grants made in Fiscal 2011 under the LTIP (collectively referred to as Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on October 29, 2010. Grants made under the Fiscal 2013 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants were based on a combination of market and performance based conditions. We met some of the market and performance conditions and settled the Fiscal 2013 LTIP by issuing 155,021 Common Shares from our treasury stock, with a cost of approximately $7.1 million.
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants are based solely on market conditions. We expect to settle the Fiscal 2014 LTIP awards in stock.
Grants made in Fiscal 2013 under the LTIP (collectively referred to as Fiscal 2015 LTIP) took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted are employee service-based awards and vest over the life of the LTIP. We expect to settle the Fiscal 2015 LTIP awards in stock.
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) took effect in Fiscal 2014 starting on November 1, 2013. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted on November 1, 2013 are employee service-based awards and vest over the life of this LTIP. We expect to settle the Fiscal 2016 LTIP awards in stock. Separately on November 18, 2013, 39,150 fully vested RSUs were granted to certain employees under the Fiscal 2016 LTIP. We settled these RSUs by issuing 39,150 Common Shares from our treasury stock, with a cost of approximately $1.8 million.
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
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended December 31,		Six Months Ended December 31,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2013	2012	2013	2012
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	$17,314	$—	$—	$—	579
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	—	298	215	598
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	8,071	591	862	1,961	1,397
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,927	169	86	752	86
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	5,016	245	377	849	377
Fiscal 2016 LTIP	PSU	11/1/2013	9/15/2016	2,098	116	—	116	—
Fiscal 2016 LTIP	RSU	11/1/2013	9/15/2016	4,771	270	—	270	—
Fiscal 2016 LTIP	RSU (fully vested)	11/18/2013	11/18/2013	3,300	3,300	—	3,300	—
				$49,986	$4,691	$1,623	$7,463	$3,037
Of the total compensation cost of $50.0 million noted in the table above, $37.4 million has been recognized to date and the remaining expected total compensation cost of $12.6 million is expected to be recognized over a weighted average period of 2.2 years.
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2013, we granted 14,238 and 14,481, respectively, deferred stock units (DSUs) to certain non-employee directors (three and six months ended December 31, 2012—16,862 and 17,161, respectively). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.

Employee Share Purchase Plan (ESPP)
During the three and six months ended December 31, 2013, cash in the amount of approximately $0.6 million and $1.3 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and six months ended December 31, 2012—$0.4 million and $1.0 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2014— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$578,625	$29,416	$133,817	$415,392	$—
Operating lease obligations*	155,664	19,273	62,483	40,116	33,792
Purchase obligations	8,457	2,902	4,784	771	—
	$742,746	$51,591	$201,084	$456,279	$33,792
*Net of $1.6 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended December 31, 2013, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
For the three and six months ended December 31, 2013 and 2012, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest expense (recovery)	$1,904	$(2,041)	4,232	(187)
Penalties expense (recovery)	(78)	(3)	160	36
Total	$1,826	$(2,044)	$4,392	$(151)
As of December 31, 2013 and June 30, 2013, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2013	As of June 30, 2013
Interest expense accrued *	$21,601	$18,210
Penalties accrued *	$6,264	$6,045

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2013, could decrease tax expense in the next 12 months by $3.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
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
As at December 31, 2013, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States and Luxembourg subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States and Luxembourg subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $1.4 million (June 30, 2013—$0.4 million).
The effective GAAP tax rate increased to 23.7% for the three months ended December 31, 2013 from 4.9% for the three months ended December 31, 2012 primarily due to an increase in the net expense of unrecognized tax benefits in the amount of $11.6 million and an increase of $2.1 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate increased to 29.7% for the six months ended December 31, 2013, from 19.4% for the six months ended December 31, 2012, primarily due to an increase in the net expense of unrecognized tax benefits in the amount of $13.2 million, offset by a decrease of $1.6 million related to the impact of adjustments in the United States, Germany and

Australia upon filing of tax returns in Fiscal 2014 compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2013 and June 30, 2013:

	December 31, 2013				June 30, 2013
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Derivative financial instrument liability (note 16)	$(1,457)	n/a	$(1,457)	n/a	$(3,170)	n/a	$(3,170)	n/a
	$(1,457)	n/a	$(1,457)	n/a	$(3,170)	n/a	$(3,170)	n/a
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
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our consolidated financial statements at an amount that approximates their fair value (a Level 3 measurement) due to their short maturities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2013 and 2012, no indications of impairment were identified and therefore no fair value measurements were required.

If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2013 and 2012, we did not have any significant transfers in or out of Level 2 or Level 3.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2013, is recorded within “Accounts payable and accrued liabilities”.
As of December 31, 2013, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $49.8 million (June 30, 2013—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of December 31, 2013	As of June 30, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	$(1,457)	$(3,170)

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013		Three Months Ended December 31, 2013	Six Months Ended December 31, 2013		Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Foreign currency forward contracts	$(1,950)	$118	Operating expenses	$(801)	$(1,595)	N/A	—	—

Three and Six Months Ended December 31, 2012
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 30, 2012	Six Months Ended December 31, 2012		Three Months Ended December 30, 2012	Six Months Ended December 31, 2012		Three Months Ended December 30, 2012	Six Months Ended December 31, 2012
Foreign currency forward contracts	$(673)	$2,725	Operating expenses	$1,304	$2,060	N/A	—	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Fiscal 2014 Restructuring Plan	$1,759	$—	$6,551	$—
Fiscal 2013 Restructuring Plan	67	684	332	8,262
Fiscal 2012 Restructuring Plan	(5)	403	(266)	987
Restructuring Plans prior to Fiscal 2012	—	(369)	—	(386)
Acquisition-related costs	4,434	808	5,738	1,612
Other charges	13	743	(2,356)	1,348
Total	$6,268	$2,269	$9,999	$11,823
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

Fiscal 2014 Restructuring Plan
In the first quarter of Fiscal 2014, we began to implement restructuring activities to streamline our operations (Fiscal 2014 Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the Fiscal 2014 Restructuring Plan as we execute the remaining restructuring actions. As of December 31, 2013, we expect total costs to be incurred in conjunction with the Fiscal 2014 Restructuring Plan to be approximately $8.7 million, of which $6.6 million has already been recorded within Special charges to date.
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
A reconciliation of the beginning and ending liability for the six months ended December 31, 2013 is shown below.

Fiscal 2014 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	5,993	558	6,551
Cash payments	(3,499)	(270)	(3,769)
Foreign exchange	96	(11)	85
Balance as of December 31, 2013	$2,590	$277	$2,867
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
A reconciliation of the beginning and ending liability for the six months ended December 31, 2013 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$3,205	$4,396	$7,601
Accruals and adjustments	964	(632)	332
Cash payments	(3,189)	(1,013)	(4,202)
Foreign exchange	(41)	70	29
Balance as of December 31, 2013	$939	$2,821	$3,760
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

A reconciliation of the beginning and ending liability for the six months ended December 31, 2013 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$309	$1,986	$2,295
Accruals and adjustments	(266)	—	(266)
Cash payments	—	(475)	(475)
Foreign exchange	—	43	43
Balance as of December 31, 2013	$43	$1,554	$1,597
Acquisition-related costs
Included within Special charges for the three and six months ended December 31, 2013 are costs incurred directly in relation to acquisitions in the amount of $4.1 million and $5.0 million, respectively (three and six months ended December 31, 2012—$0.5 million and $1.2 million, respectively). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three and six months ended December 31, 2013 in the amount of $0.3 million and $0.7 million, respectively (three and six months ended December 31, 2012—$0.3 million and $0.4 million, respectively).
Other charges
For the six months ended December 31, 2013 "other charges" includes a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004, a charge of $0.8 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities and a recovery of $4.6 million relating to a reduction of certain EasyLink pre-acquisition sales tax liabilities.
Included within Special charges for the three months ended December 31, 2012 is a charge of approximately $1.0 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities, offset by a recovery of $0.3 million relating to revised sublease assumptions on a restructured facility in a prior period. In addition to the charges incurred during the three months ended December 31, 2012, included within Special charges for the six months ended December 31, 2012 is a charge of $0.6 million relating to revised sublease assumptions on a restructured facility acquired in a prior period.
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
Acquisition-related costs for Cordys included in Special charges in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 were $0.2 million and $0.9 million, respectively.
The results of operations of Cordys have been consolidated with those of OpenText beginning August 15, 2013.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2013. There was also no significant impact on the Company's revenues and net earnings on a pro forma basis for all periods presented.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cash paid during the period for interest	$3,764	$4,302	$7,500	$8,542
Cash received during the period for interest	$1,260	$322	$1,782	$731
Cash paid during the period for income taxes	$11,162	$21,280	$15,715	$37,561

Cash paid for taxes for the three and six months ended December 31, 2013 include payments of $0.3 million and $0.6 million, respectively, relating to taxes exigible on internal reorganizations of our international subsidiaries (three and six months ended December 31, 2012—$8.8 million and $24.2 million, respectively).
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic earnings per share
Net income	$53,500	$61,108	$84,130	$80,537
Basic earnings per share	$0.90	$1.04	$1.42	$1.38
Diluted earnings per share
Net income	$53,500	$61,108	$84,130	$80,537
Diluted earnings per share	$0.90	$1.04	$1.41	$1.37
Weighted-average number of shares outstanding
Basic	59,136	58,503	59,100	58,473
Effect of dilutive securities	457	480	375	488
Diluted	59,593	58,983	59,475	58,961
Excluded as anti-dilutive*	113	1,076	235	1,065
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
During the six months ended December 31, 2013, Mr. Stephen Sadler, a director, earned approximately $0.2 million (six months ended December 31, 2012—$0.5 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Dividends
Stock Dividends
On January 23, 2014, we announced that our Board of Directors approved a two-for-one stock split of our outstanding Common Shares. The two-for-one stock split will be implemented by way of a stock dividend whereby shareholders will receive one Common Share for each Common Share held. The record date for the stock dividend will be February 7, 2014 and the payment date will be February 18, 2014. We are undertaking the stock split to make our Common Shares more readily accessible to individual shareholders, increase and broaden our shareholder base, and improve the liquidity of the market for our Common Shares.
As of January 22, 2014 there were 60,473,680 OpenText Common Shares outstanding. Adjusting for the stock split, there will be 120,947,360 OpenText Common Shares outstanding.
Cash Dividends
As part of our quarterly, non cumulative cash dividend program, we declared, on January 23, 2014, a dividend of $0.15 per Common Share (or $0.30 per Common Share on a pre stock split basis). The record date for this dividend is February 25, 2014 and the payment date is March 14, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Acquisition of GXS Group, Inc.
On January 16, 2014, OpenText acquired 100% of GXS Group, Inc., a Delaware corporation (GXS) and leader in cloud-based, business to business integration (B2B), pursuant to the Agreement and Plan of Merger, dated as of November 4, 2013 (the Merger Agreement), which has been filed as an exhibit to the Company’s Form 8-K/A, filed with the Securities and Exchange Commission (SEC) on November 6, 2013 (the Acquisition).
As of the effective time of the Acquisition, each share of GXS common stock and GXS preferred stock outstanding immediately prior to the effective time (subject to certain exceptions) was converted into the right to receive a certain amount of cash. Also, in the case of GXS preferred stock, for preferred stockholders whose status as “accredited investors” was verified under the U.S. Securities Act of 1933, as amended, such stockholders received an aggregate of 1,297,521 OpenText Common Shares. The total purchase price comprised of approximately $1.1 billion in cash and the issuance of 1,297,521 OpenText Common Shares.
The acquisition is expected to reinforce OpenText's leadership in EIM by combining OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Currently, as of the date of filing of this Quarterly Report on Form 10-Q, we are still evaluating the impact of this acquisition on our consolidated financial statements and the results of this evaluation will be included in our financial statements for the third quarter of Fiscal 2014.
Term Loan B
In connection with the Acquisition of GXS, on January 16, 2014, OpenText entered into a new credit facility, which is in addition to the Company’s Term Loan A that already exists as of December 31, 2013, which provides for a $800 million term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B).
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets. We entered into Term Loan B and borrowed the full amount of $800 million on January 16, 2014. Term Loan B has a seven year term. Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B currently bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
For further details relating to Term Loan B, please see the credit agreement filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on January 16, 2014.
Restructuring Plan
In connection with the acquisition of GXS, on January 16, 2014, we began to implement restructuring activities to streamline our operations. These charges relate to workforce reductions, facility consolidations and other costs. With respect to each of these categories we expect to incur charges during the remainder of Fiscal 2014, in the following approximate ranges:
•Workforce reductions: $11.0 million to $13.0 million,
•Facility consolidations: $9.0 million to $11.0 million, and
•Other Costs: $2.0 million to $3.0 million.
In addition, we expect to incur additional restructuring costs in the range of $7.0 million to $10.0 million, in connection with this restructuring plan, in Fiscal 2015. Total costs to be incurred in conjunction with this restructuring plan are expected to be approximately $29.0 million to $37.0 million and we expect all actions to be substantially completed by the end of Fiscal 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended (Securities Act), and the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
Certain statements in this report, including statements about the focus of Open Text Corporation (“OpenText” or “the Company”) in our fiscal year beginning on July 1, 2013 and ending June 30, 2014 (Fiscal 2014) on growth in earnings and cash flows, creating value through investments in broader Enterprise Information Management (EIM) capabilities, distribution, the Company's presence in the cloud and in growth markets, its financial conditions, results of operations and earnings, declaration of quarterly dividends, and other matters, may contain words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "could", "would", and other similar language and are considered forward-looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking statements involve known and unknown risks, uncertainties and other factors and assumptions that may cause the actual results, performance or achievements to differ materially. Such factors include, but are not limited to: (i) the future performance, financial and otherwise, of OpenText; (ii) the ability of OpenText to bring new products to market and to increase sales; (iii) the strength of the Company's product development pipeline; (iv) the Company's growth and profitability prospects; (v) the estimated size and growth prospects of the EIM market; (vi) the Company's competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (vii) the benefits of the Company's products to be realized by customers; (viii) the demand for the Company's product and the extent of deployment of the Company's products in the EIM marketplace; and (ix) the Company's financial condition and capital requirements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iii) the risks associated with bringing new products to market; (iv) fluctuations in currency exchange rates; (v) delays in the purchasing decisions of the Company's customers; (vi) the competition the Company faces in its industry and/or marketplace; (vii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company's products or services; (viii) the continuous commitment of the Company's customers; and (ix) demand for the Company's products. For additional information with respect to risks and other factors which could occur, see the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q including Part I, Item 1A "Risk Factors" therein and in this Quarterly Report on Form 10-Q and other securities filings with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying unaudited Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2013 compared with the three and six months ended December 31, 2012, unless otherwise noted.
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
On January 16, 2014, we acquired GXS Group, Inc. (GXS), which is discussed in more detail below under Acquisitions. With the acquisition of GXS, we acquired approximately 3,000 employees. The financial results of GXS will be consolidated in our financial statements for the third quarter of Fiscal 2014 from the date of closing.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $363.5 million, up 3.2% over the same period in the prior fiscal year.

•	License revenue was $81.2 million, up 6.6% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.90 compared to $1.04 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.58 compared to $1.58 in the same period of the prior fiscal year.

•	GAAP-based operating margin was 20.3% compared to 19.1% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 30.9% compared to 32.1% in the same period of the prior fiscal year.

•	Operating cash flow was $60.9 million, down 18.5% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $515.4 million as of December 31, 2013, compared to $470.4 million as of June 30, 2013.
See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the EIM market. During Fiscal 2014, the following acquisitions were made:

•
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), based in Putten, the Netherlands, for $33.2 million. Cordys is a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities.

Acquisition of GXS Group, Inc.
On January 16, 2014, we acquired GXS (the Acquisition), a leader in cloud-based business-to-business (B2B) integration services, pursuant to the Agreement and Plan of Merger, dated as of November 4, 2013 (the Merger Agreement), which was filed as an exhibit to the Company's Form 8-K/A, filed with the SEC on November 6, 2013.
As of the effective time of the Acquisition, each share of GXS common stock and GXS preferred stock outstanding immediately prior to the effective time (subject to certain exceptions) was converted into the right to receive a certain amount of cash. Also, in the case of GXS preferred stock, for preferred stockholders whose status as “accredited investors” was verified under the Securities Act, such stockholders received an aggregate of 1,297,521 OpenText Common Shares. The total purchase price comprised of approximately $1.1 billion in cash and the issuance of 1,297,521 OpenText Common Shares.
The sources of the funds used in connection with the cash consideration of the Acquisition include $265 million of cash on hand and $800 million borrowed under a new term loan credit facility (Term Loan B) entered into on January 16, 2014. Term Loan B and a portion of the cash consideration was used to repay or redeem outstanding indebtedness of GXS including GXS Worldwide, Inc.'s senior secured notes and GXS Holdings Inc.'s subordinated notes, all in the aggregate amount of approximately $887.9 million.
We believe the Acquisition will reinforce our leadership in EIM by combining OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services.
Currently, we are still evaluating the impact of this acquisition on our consolidated financial statements and the financial results of GXS will be included in our financial statements for the third quarter of Fiscal 2014.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. See note 18 “Acquisitions” and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements for more details.
Outlook for Remainder of Fiscal 2014
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in Enterprise Content Management (ECM), BPM, Customer Experience Management (CEM), and Information Exchange (iX) and expanding our position in Discovery. Historically, we have had approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income. Beginning in Fiscal 2013 we recognized cloud services revenue and we expect this service to be an important growth driver in the future. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
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
During the first six months of Fiscal 2014, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Total Revenues by Product Type:
License	$81,164	$5,039	$76,125	$136,470	$4,689	$131,781
Cloud services	42,131	(2,711)	44,842	83,778	(4,937)	88,715
Customer support	174,425	9,767	164,658	342,865	16,111	326,754
Professional service and other	65,787	(768)	66,555	124,854	(6,270)	131,124
Total revenues	363,507	11,327	352,180	687,967	9,593	678,374
Total Cost of Revenues	107,956	(16,031)	123,987	214,392	(31,402)	245,794
Total GAAP-based Gross Profit	255,551	27,358	228,193	473,575	40,995	432,580
Total GAAP-based Gross Margin %	70.3%		64.8%	68.8%		63.8%
Total GAAP-based Operating Expenses	181,620	20,662	160,958	347,601	22,343	325,258
Total GAAP-based Income from Operations	$73,931	$6,696	$67,235	$125,974	$18,652	$107,322

% Revenues by Product Type:
License	22.3%		21.6%	19.8%		19.4%
Cloud services	11.6%		12.7%	12.2%		13.1%
Customer support	48.0%		46.8%	49.8%		48.2%
Professional service and other	18.1%		18.9%	18.2%		19.3%

Total Cost of Revenues by Product Type:
License	$3,304	$(2,027)	$5,331	6,340	$(3,159)	9,499
Cloud services	15,963	(1,983)	17,946	30,228	(5,700)	35,928
Customer support	24,409	(3,868)	28,277	46,579	(7,521)	54,100
Professional service and other	51,245	2,003	49,242	96,680	(2,614)	99,294
Amortization of acquired technology-based intangible assets	13,035	(10,156)	23,191	34,565	(12,408)	46,973
Total cost of revenues	$107,956	$(16,031)	$123,987	$214,392	$(31,402)	$245,794

% GAAP-based Gross Margin by Product Type:
License	95.9%		93.0%	95.4%		92.8%
Cloud services	62.1%		60.0%	63.9%		59.5%
Customer support	86.0%		82.8%	86.4%		83.4%
Professional service and other	22.1%		26.0%	22.6%		24.3%

Total Revenues by Geography:
Americas (1)	$185,023	$(2,357)	$187,380	$360,400	$(5,907)	$366,307
EMEA (2)	141,996	14,336	127,660	261,607	19,475	242,132
Asia Pacific (3)	36,488	(652)	37,140	65,960	(3,975)	69,935
Total revenues	$363,507	$11,327	$352,180	$687,967	$9,593	$678,374

% Revenues by Geography:
Americas (1)	50.9%		53.2%	52.4%		54.0%
EMEA (2)	39.1%		36.2%	38.0%		35.7%
Asia Pacific (3)	10.0%		10.6%	9.6%		10.3%

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2013	2012	2013	2012
GAAP-based gross margin	70.3%	64.8%	68.8%	63.8%
GAAP-based operating margin	20.3%	19.1%	18.3%	15.8%
GAAP-based EPS, diluted	$0.90	$1.04	$1.41	$1.37
Non-GAAP-based gross margin (4)	74.0%	71.5%	74.0%	70.8%
Non-GAAP-based operating margin (4)	30.9%	32.1%	30.7%	30.5%
Non-GAAP-based EPS, diluted (4)	$1.58	$1.58	$2.95	$2.89

(1)	Americas primarily consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
License Revenues:
Americas	$34,499	$(63)	$34,562	$63,414	$625	$62,789
EMEA	36,421	4,603	31,818	58,428	3,999	54,429
Asia Pacific	10,244	499	9,745	14,628	65	14,563
Total License Revenues	81,164	5,039	76,125	136,470	4,689	131,781
Cost of License Revenues	3,304	(2,027)	5,331	6,340	(3,159)	9,499
GAAP-based License Gross Profit	$77,860	$7,066	$70,794	$130,130	$7,848	$122,282
GAAP-based License Gross Margin %	95.9%		93.0%	95.4%		92.8%

% License Revenues by Geography:
Americas	42.5%		45.4%	46.5%		47.6%
EMEA	44.9%		41.8%	42.8%		41.3%
Asia Pacific	12.6%		12.8%	10.7%		11.1%
License revenues increased by $5.0 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $4.6 million, and an increase in Asia Pacific of $0.5 million, offset by a decrease in Americas of $0.1 million. Additionally, the increase in license revenues was attributable to a higher number of deals greater than $0.5 million that closed in the second quarter compared to the same period in the prior fiscal year (21 deals compared to 16).
License revenues increased by $4.7 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $4.0 million, an increase in Americas of $0.6 million, and an increase in Asia Pacific of $0.1 million. Additionally, the increase in license revenues was attributable to a higher number of deals greater than $0.5 million that closed in the first six months of Fiscal 2014 compared to the same period in the prior fiscal year (34 deals compared to 27).

Cost of license revenues decreased during the three and six months ended December 31, 2013 by $2.0 million and $3.2 million, respectively, primarily due to lower third party technology costs. As a result, the gross margin percentage on license revenues increased approximately 3% for the three and six months ended December 31, 2013, respectively.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Cloud Services:
Americas	$27,899	$(805)	$28,704	$55,728	$(978)	$56,706
EMEA	6,283	(450)	6,733	12,403	(982)	13,385
Asia Pacific	7,949	(1,456)	9,405	15,647	(2,977)	18,624
Total Cloud Services Revenues	42,131	(2,711)	44,842	83,778	(4,937)	88,715
Cost of Cloud Services Revenues	15,963	(1,983)	17,946	30,228	(5,700)	35,928
GAAP-based Cloud Services Gross Profit	$26,168	$(728)	$26,896	$53,550	$763	$52,787
GAAP-based Cloud Services Gross Margin %	62.1%		60.0%	63.9%		59.5%

% Cloud Services Revenues by Geography:
Americas	66.2%		64.0%	66.5%		63.9%
EMEA	14.9%		15.0%	14.8%		15.1%
Asia Pacific	18.9%		21.0%	18.7%		21.0%
Cloud services revenues decreased by $2.7 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Asia Pacific of $1.5 million, a decrease in Americas of $0.8 million, and a decrease in EMEA of $0.5 million.
Cloud services revenues decreased by $4.9 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year, which is geographically attributable to a decrease in Asia Pacific of $3.0 million, a decrease in EMEA of $1.0 million, and a decrease in Americas of $1.0 million.
Cost of cloud services revenues decreased by $2.0 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year due to lower revenue attainment as well as a reduction in third party technology costs. As a result, gross margin percentage on cloud services revenue increased to approximately 62%.
Cost of cloud services revenues decreased by $5.7 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was primarily due to lower revenues and certain one-time adjustments related to sales tax liabilities. As a result, the gross margin percentage on cloud services revenues increased to approximately 64%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Customer Support Revenues:
Americas	$91,442	$2,731	$88,711	$181,000	$4,299	$176,701
EMEA	69,793	6,692	63,101	136,189	11,654	124,535
Asia Pacific	13,190	344	12,846	25,676	158	25,518
Total Customer Support Revenues	174,425	9,767	164,658	342,865	16,111	326,754
Cost of Customer Support Revenues	24,409	(3,868)	28,277	46,579	(7,521)	54,100
GAAP-based Customer Support Gross Profit	$150,016	$13,635	$136,381	$296,286	$23,632	$272,654
GAAP-based Customer Support Gross Margin %	86.0%		82.8%	86.4%		83.4%

% Customer Support Revenues by Geography:
Americas	52.4%		53.9%	52.8%		54.1%
EMEA	40.0%		38.3%	39.7%		38.1%
Asia Pacific	7.6%		7.8%	7.5%		7.8%
Customer support revenues increased by $9.8 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $6.7 million, an increase in Americas of $2.7 million, and an increase in Asia Pacific of $0.3 million.
Customer support revenues increased by $16.1 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $11.7 million, an increase in Americas of $4.3 million, and an increase in Asia Pacific of $0.2 million.
Cost of customer support revenues decreased during the three and six months ended December 31, 2013 by $3.9 million and $7.5 million, respectively. This was primarily due to a reduction in the installed base of third party products. As a result, the gross margin percentage on customer support revenues increased to approximately 86% for the three and six months ended December 31, 2013, respectively.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Professional Service and Other Revenues:
Americas	$31,182	$(4,220)	$35,402	$60,257	$(9,853)	$70,110
EMEA	29,500	3,491	26,009	54,588	4,804	49,784
Asia Pacific	5,105	(39)	5,144	10,009	(1,221)	11,230
Total Professional Service and Other Revenues	65,787	(768)	66,555	124,854	(6,270)	131,124
Cost of Professional Service and Other Revenues	51,245	2,003	49,242	96,680	(2,614)	99,294
GAAP-based Professional Service and Other Gross Profit	$14,542	$(2,771)	$17,313	$28,174	$(3,656)	$31,830
GAAP-based Professional Service and Other Gross Margin %	22.1%		26.0%	22.6%		24.3%

% Professional Service and Other Revenues by Geography:
Americas	47.4%		53.2%	48.3%		53.5%
EMEA	44.8%		39.1%	43.7%		38.0%
Asia Pacific	7.8%		7.7%	8.0%		8.5%
Professional service and other revenues decreased by $0.8 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $4.2 million, partially offset by an increase in EMEA of $3.5 million.
Professional service and other revenues decreased by $6.3 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $9.9 million, a decrease in Asia Pacific of $1.2 million, partially offset by an increase in EMEA of $4.8 million.
Cost of professional service and other revenues increased by $2.0 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year, primarily due to an increase in the use of subcontractors. As a result, the gross margin percentage on professional service and other revenues decreased to approximately 22%.
Cost of professional service and other revenues decreased by $2.6 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was primarily due to a decrease in labour related expenses associated with lower professional service and other revenues attainment.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Amortization of acquired technology-based intangible assets	$13,035	$(10,156)	$23,191	$34,565	$(12,408)	$46,973
During the three and six months ended December 31, 2013, amortization of acquired technology-based intangible assets decreased by $10.2 million and $12.4 million, respectively, as compared to the same period in the prior fiscal year. This is due to the intangible assets pertaining to our acquisitions of Vignette Corporation and Hummingbird Corporation becoming fully amortized.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Research and development	$41,917	$3,199	$38,718	$82,133	$3,509	$78,624
Sales and marketing	81,290	13,313	67,977	150,703	18,211	132,492
General and administrative	32,815	4,073	28,742	61,701	5,995	55,706
Depreciation	6,898	793	6,105	13,356	1,142	12,214
Amortization of acquired customer-based intangible assets	12,432	(4,715)	17,147	29,709	(4,690)	34,399
Special charges	6,268	3,999	2,269	9,999	(1,824)	11,823
Total operating expenses	$181,620	$20,662	$160,958	$347,601	$22,343	$325,258

% of Total Revenues:
Research and development	11.5%		11.0%	11.9%		11.6%
Sales and marketing	22.4%		19.3%	21.9%		19.5%
General and administrative	9.0%		8.2%	9.0%		8.2%
Depreciation	1.9%		1.7%	1.9%		1.8%
Amortization of acquired customer-based intangible assets	3.4%		4.9%	4.3%		5.1%
Special charges	1.7%		0.6%	1.5%		1.7%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$2,349	$2,965
Contract labour and consulting	(1,369)	(3,142)
Share based compensation	564	953
Travel and communication	470	738
Facilities	961	1,512
Other miscellaneous	224	483
Total year-over-year change in research and development expenses	$3,199	$3,509
Research and development expenses increased by $3.2 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was primarily due to a $2.3 million increase in payroll and payroll-related benefits, offset by a $1.4 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Correspondingly, the change in labour resources resulted in a $1.0 million increase in the use of facility and related resources, and a $0.5 million increase in travel and communication costs. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 11%.
Research and development expenses increased by $3.5 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This was primarily due to a $3.0 million increase in payroll and payroll-related benefits, offset by a $3.1 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Correspondingly, the change in labour resources, as well as the acquisition of Cordys in the first quarter of Fiscal 2014, resulted in a $1.5 million increase in the use of facility and related resources, and a $0.7 million increase in travel and communication costs. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 12%.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$5,199	$8,825
Commissions	2,859	5,014
Contract labour and consulting	(679)	(1,886)
Share based compensation	167	855
Travel and communication	812	1,577
Marketing expenses	2,682	698
Facilities	1,149	2,302
Other miscellaneous	1,124	826
Total year-over-year change in sales and marketing expenses	$13,313	$18,211
Sales and marketing expenses increased by $13.3 million during the three months ended December 31, 2013, as compared to the same period in the prior fiscal year. This is primarily due to a $5.2 million increase in payroll and payroll-related benefits, and a $2.9 million increase in commission benefits, which were largely driven by an initiative to increase sales force capacity to further the potential for future sales growth, as well as by the acquisition of Cordys in the first quarter of Fiscal 2014. In addition, marketing expenses increased by $2.7 million as a result of additional promotional activity for our annual user conference. Overall, our sales and marketing expenses, as a percentage of total revenues, have increased to approximately 22% from 19% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $18.2 million during the six months ended December 31, 2013, as compared to the same period in the prior fiscal year. This is primarily due to a $8.8 million increase in payroll and payroll-related benefits, a $5.0 million increase in commission benefits, which were largely driven by an initiative to increase sales force capacity to further the potential for future sales growth, as well as by the acquisition of Cordys in the first quarter of Fiscal 2014. Overall, our sales and marketing expenses, as a percentage of total revenues, have increased to approximately 22% from 20% in the same period in the prior fiscal year.
General and administrative expenses consist primarily of personnel expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$1,473	$1,192
Contract labour and consulting	80	(234)
Share based compensation	2,517	2,860
Travel and communication	65	63
Facilities	(140)	173
Other miscellaneous	78	1,941
Total year-over-year change in general and administrative expenses	$4,073	$5,995
General and administrative expenses increased by $4.1 million during the three months ended December 31, 2013 as compared to the same period in the prior fiscal year. This is primarily due to a $1.5 million increase in payroll and payroll-related benefits incurred as a result of additional labour resources, and a $2.5 million increase in share based compensation due to the issuance of fully vested RSUs in the quarter ended December 31, 2013. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.

General and administrative expenses increased by $6.0 million during the six months ended December 31, 2103 as compared to the same period in the prior fiscal year. This is primarily due to a $1.2 million increase in payroll and payroll-related benefits incurred as a result of additional labour resources, a $2.9 million increase in share based compensation and a $1.9 million increase in other miscellaneous expenses which was primarily due to higher professional fees, and business and sales tax. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Depreciation	$6,898	$793	$6,105	$13,356	$1,142	$12,214
Depreciation expenses increased during the three and six months ended December 31, 2013 by $0.8 million and $1.1 million, respectively. This is primarily due to an increase in capital expenditures and the acquisition of Cordys during the first quarter of Fiscal 2014.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Amortization of acquired customer-based intangible assets	$12,432	$(4,715)	$17,147	$29,709	$(4,690)	$34,399
Acquired customer-based intangible assets amortization expense decreased during the three and six months ended December 31, 2103 by $4.7 million, respectively. This is due to the intangible assets pertaining to our acquisition of Hummingbird Corporation becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Special charges	$6,268	$3,999	$2,269	$9,999	$(1,824)	$11,823
Special charges increased by $4.0 million during the three months ended December 31, 2013, as compared to the same period in the prior fiscal year. This was primarily due to a $3.6 million increase in acquisition related costs.
Special charges decreased by $1.8 million during the six months ended December 31, 2013, as compared to the same period in the prior fiscal year. This was due to a $2.2 million reduction in restructuring activities and a $3.7 million reduction in other charges. This was partially offset by a $4.1 million increase in acquisition related costs.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Other income (expense), net	$(740)	$(2,281)	$1,541	$1,186	$(284)	$1,470
Net Interest and other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents and income from investments.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Interest and other related expense, net	$3,040	$(1,475)	$4,515	$7,425	$(1,458)	$8,883
Net interest and other related expense decreased by $1.5 million during the three and six months ending December 31, 2013, respectively. During the three months ended December 31, 2013, we received income of approximately $0.7 million as part of an income distribution made from one of our investments. We do not expect such income distributions to be made regularly. In addition, interest expense related to Term Loan A decreased by approximately $0.7 million as a result of a reduction in the interest rate, as compared to the same period in the prior fiscal year.
For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We initiated an internal reorganization of our international subsidiaries in our fiscal year beginning on July 1, 2009 and ending June 30, 2010 and we continue to integrate acquisitions into this new organizational structure for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in Luxembourg.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2013	Change increase (decrease)	2012	2013	Change increase (decrease)	2012
Provision for income taxes	$16,651	$13,498	$3,153	$35,605	$16,233	$19,372
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to 23.7% for the three months ended December 31, 2013 from 4.9% for the three months ended December 31, 2012 primarily due to an increase in the net expense of unrecognized tax benefits in the amount of $11.6 million and an increase of $2.1 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate increased to 29.7% for the six months ended December 31, 2013 from 19.4% for the six months ended December 31, 2012 primarily due to an increase in the net expense of unrecognized tax benefits in the amount of $13.2 million offset by a decrease of $1.6 million related to the impact of adjustments in the United States, Germany and

Australia upon filing tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movement and non-material items.

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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2013
(in thousands except for per share data)

	Three Months Ended December 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$15,963		$60	(1)	$16,023
Customer support	24,409		(312)	(1)	24,097
Professional service and other	51,245		(328)	(1)	50,917
Amortization of acquired technology-based intangible assets	13,035		(13,035)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	255,551	70.3%	13,615	(3)	269,166	74.0%
Operating expenses
Research and development	41,917		(794)	(1)	41,123
Sales and marketing	81,290		(1,921)	(1)	79,369
General and administrative	32,815		(3,382)	(1)	29,433
Amortization of acquired customer-based intangible assets	12,432		(12,432)	(2)	—
Special charges	6,268		(6,268)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	73,931	20.3%	38,412	(5)	112,343	30.9%
Other income (expense), net	(740)		740	(6)	—
Provision for (recovery of) income taxes	16,651		(1,349)	(7)	15,302
GAAP-based net income / Non-GAAP-based net income	53,500		40,501	(8)	94,001
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$0.90		$0.68	(8)	$1.58

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2013
		Per share diluted
Non-GAAP-based net income	$94,001	$1.58
Less:
Amortization	25,467	0.43
Share-based compensation	6,677	0.11
Special charges	6,268	0.11
Other (income) expense, net	740	0.01
GAAP-based provision for (recovery of) income taxes	16,651	0.28
Non-GAAP based provision for income taxes	(15,302)	(0.26)
GAAP-based net income	$53,500	$0.90

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2012
(in thousands except for per share data)

	Three Months Ended December 31, 2012
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$17,946		$(30)	(1)	$17,916
Customer support	28,277		(107)	(1)	28,170
Professional service and other	49,242		(188)	(1)	49,054
Amortization of acquired technology-based intangible assets	23,191		(23,191)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	228,193	64.8%	23,516	(3)	251,709	71.5%
Operating expenses
Research and development	38,718		(331)	(1)	38,387
Sales and marketing	67,977		(1,653)	(1)	66,324
General and administrative	28,742		(865)	(1)	27,877
Amortization of acquired customer-based intangible assets	17,147		(17,147)	(2)	—
Special charges	2,269		(2,269)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	67,235	19.1%	45,781	(5)	113,016	32.1%
Other income (expense), net	1,541		(1,541)	(6)	—
Provision for (recovery of) income taxes	3,153		12,037	(7)	15,190
GAAP-based net income / Non-GAAP-based net income	61,108		32,203	(8)	93,311
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$1.04		$0.54	(8)	$1.58

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2012
		Per share diluted
Non-GAAP-based net income	$93,311	$1.58
Less:
Amortization	40,338	0.68
Share-based compensation	3,174	0.05
Special charges	2,269	0.04
Other (income) expense, net	(1,541)	(0.03)
GAAP-based provision for (recovery of) income taxes	3,153	0.05
Non-GAAP based provision for income taxes	(15,190)	(0.25)
GAAP-based net income	$61,108	$1.04

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2013
(in thousands except for per share data)

	Six Months Ended December 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$30,228		$22	(1)	$30,250
Customer support	46,579		(409)	(1)	46,170
Professional service and other	96,680		(498)	(1)	96,182
Amortization of acquired technology-based intangible assets	34,565		(34,565)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	473,575	68.8%	35,450	(3)	509,025	74.0%
Operating expenses
Research and development	82,133		(1,522)	(1)	80,611
Sales and marketing	150,703		(4,274)	(1)	146,429
General and administrative	61,701		(4,608)	(1)	57,093
Amortization of acquired customer-based intangible assets	29,709		(29,709)	(2)	—
Special charges	9,999		(9,999)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	125,974	18.3%	85,562	(5)	211,536	30.7%
Other income (expense), net	1,186		(1,186)	(6)	—
Provision for (recovery of) income taxes	35,605		(7,029)	(7)	28,576
GAAP-based net income / Non-GAAP-based net income	84,130		91,405	(8)	175,535
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$1.41		$1.54	(8)	$2.95

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2013
		Per share diluted
Non-GAAP-based net income	$175,535	$2.95
Less:
Amortization	64,274	1.08
Share-based compensation	11,289	0.19
Special charges	9,999	0.17
Other (income) expense, net	(1,186)	(0.02)
GAAP-based provision for (recovery of) income taxes	35,605	0.60
Non-GAAP based provision for income taxes	(28,576)	(0.48)
GAAP-based net income	$84,130	$1.41

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2012
(in thousands except for per share data)

	Six Months Ended December 31, 2012
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$35,928		$(30)	(1)	$35,898
Customer support	54,100		(145)	(1)	53,955
Professional service and other	99,294		(365)	(1)	98,929
Amortization of acquired technology-based intangible assets	46,973		(46,973)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	432,580	63.8%	47,513	(3)	480,093	70.8%
Operating expenses
Research and development	78,624		(669)	(1)	77,955
Sales and marketing	132,492		(3,319)	(1)	129,173
General and administrative	55,706		(1,748)	(1)	53,958
Amortization of acquired customer-based intangible assets	34,399		(34,399)	(2)	—
Special charges	11,823		(11,823)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	107,322	15.8%	99,471	(5)	206,793	30.5%
Other income (expense), net	1,470		(1,470)	(6)	—
Provision for (recovery of) income taxes	19,372		8,335	(7)	27,707
GAAP-based net income / Non-GAAP-based net income	80,537		89,666		170,203
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted	$1.37		$1.52	(8)	$2.89

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2012
		Per share diluted
Non-GAAP-based net income	$170,203	$2.89
Less:
Amortization	81,372	1.38
Share-based compensation	6,276	0.11
Special charges	11,823	0.20
Other (income) expense, net	(1,470)	(0.02)
GAAP-based provision for (recovery of) income taxes	19,372	0.33
Non-GAAP based provision for income taxes	(27,707)	(0.48)
GAAP-based net income	$80,537	$1.37

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2013	Change increase (decrease)	As of June 30, 2013
Cash and cash equivalents	$515,354	$44,909	$470,445

	Six Months Ended December 31,
(In thousands)	2013	Change	2012
Cash provided by operating activities	140,799	$4,342	136,457
Cash used in investing activities	(52,425)	$273,770	(326,195)
Cash provided by (used in) financing activities	(48,318)	$(39,993)	(8,325)
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less.
In connection with our recent acquisition of GXS, we entered into a new credit agreement on January 16, 2014 which provides for an $800 million term loan facility. For further details on this facility, see "Long-term Debt and Credit Facilities" below and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements as well as a copy of the agreement as filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 16, 2014. On the same day we entered into this facility, we borrowed $800 million to fund, in part, our acquisition of GXS.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next 12 months. However, any further material or acquisition-related activities may require additional sources of financing.
We do not have any restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Cash flows provided by operating activities
Cash flows from operating activities increased by $4.3 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year due to an increase in changes from working capital of $14.1 million, offset by a decrease in net income before the impact of non-cash items of $9.8 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities decreased by $273.8 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This is primarily due to the lower purchase consideration for Cordys than for our acquisition of EasyLink, purchased in the first quarter of Fiscal 2013. The decrease was offset by a $10.3 million increase in additions of property and equipment and a $1.0 million increase in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $40.0 million during the six months ended December 31, 2013 as compared to the same period in the prior fiscal year. This is primarily the result of $35.5 million in dividend payments made to our shareholders during Fiscal 2014. The remaining difference was due to a $3.7 million increase in principal repayments on Term Loan A, and less cash collected from the issuance of Common Shares.

Cash Dividends
During the three months and six months ended December 31, 2013, we declared and paid cash dividends of $0.30 per Common Share that totaled $17.7 million and $35.5 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Term Loan A and Revolver
As of December 31, 2013, our credit facility consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under the credit facility are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus 2.25%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of December 31, 2013, we have not drawn any amounts on the Revolver.
On December 16, 2013, we entered into a First Amendment to Term Loan A (the Amendment). The Amendment, among other things, (i) modifies the leverage ratio condition for incurring debt under a debt basket to a consolidated senior secured leverage ratio of less than 2.75:1.00 (formerly 2.50:1.00); and (ii) replaces the income-based basket in the restricted payments negative covenant (formerly 50% of consolidated net income) with a basket of up to 35% of consolidated earnings, before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. The Amendment did not impact our "consolidated leverage" or "consolidated interest coverage" covenants. For more details of this Amendment, see Exhibit 10.1 filed under the Company's Form 8-K, as filed with the SEC on December 20, 2013.
We must continue to maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2013, our consolidated leverage ratio was 1.32:1.
We must also continue to maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of December 31, 2013, our consolidated interest coverage ratio was 23.2:1.
We utilize our long-term debt facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
For more details relating to our Term Loan A, see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Term Loan B
In connection with the acquisition of GXS, on January 16, 2014, we entered into a new credit facility, which is in addition to our Term Loan A that already exists as of December 31, 2013, which provides for a $800 million term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B). Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan A. We entered into Term Loan B and borrowed the full amount of $800 million on January 16, 2014. Term Loan B has a seven year term.
Borrowings under Term Loan B bear interest at a rate per annum equal to an applicable margin plus, at the borrower’s option, either (1) the eurodollar rate for the interest period relevant to such borrowing or (2) an ABR rate determined by reference to the greatest of (i) the prime rate of Barclays, (ii) the federal funds rate plus 0.50% per annum and (iii) the one month eurodollar rate plus 1.00% per annum. The applicable margin for borrowings under Term Loan B will be 2.5% with respect to LIBOR borrowings and 1.5% with respect to ABR rate borrowings.

Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
Term Loan B has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, that is secured by our or any of our subsidiaries’ assets, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges.
For further details relating to Term Loan B, please see the credit agreement filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on January 16, 2014.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2014. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005. As of December 31, 2013, the carrying value of the mortgage was $10.0 million. As of December 31, 2013, the carrying value of the Waterloo building that secures the mortgage was $15.9 million.
Pensions
As of December 31, 2013, our total unfunded pension plan obligation was $25.7 million, of which $0.7 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course of operations.
Our anticipated payments under our most significant plan, the CDT pension plan, for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (six months ended June 30)	$301
2015	622
2016	690
2017	760
2018	815
2019 to 2023	5,976
Total	$9,164
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
As of December 31, 2013, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2014— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$578,625	$29,416	$133,817	$415,392	$—
Operating lease obligations*	155,664	19,273	62,483	40,116	33,792
Purchase obligations	8,457	2,902	4,784	771	—
	$742,746	$51,591	$201,084	$456,279	$33,792

*Net of $1.6 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on our Term Loan A and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended December 31, 2013, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan A. As of December 31, 2013, we had an outstanding balance of $536.3 million on Term Loan A. Term Loan A bears a floating interest rate of LIBOR plus a fixed rate of 2.25%. As of December 31, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have the effect of increasing our annual interest payment on Term Loan A by approximately $5.4 million, assuming that the loan balance as of December 31, 2013 is outstanding for the entire period.
At June 30, 2013, an adverse change in LIBOR of 100 basis points (1.0%) would have had the effect of increasing our annual interest payment on Term Loan A by approximately $5.6 million, assuming that the loan balance was outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at December 31, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts.
At June 30, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would have caused a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2013 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2013	U.S. Dollar Equivalent at June 30, 2013
Canadian Dollar	$12,083	$7,942
Swiss Franc	8,082	6,303
Euro	58,246	102,104
British Pound	14,522	24,925
Other foreign currencies	32,634	59,959
Total cash and cash equivalents denominated in foreign currencies	125,567	201,233
U.S. dollar	389,787	269,212
Total cash and cash equivalents	$515,354	$470,445
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $12.6 million, assuming constant foreign currency cash and cash equivalents (June 30, 2013—$20.1 million).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors
Risk Factors
In addition to the information set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. The risks and uncertainties described below and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. The risks discussed below are not presented in order of importance or probability of occurrence.
We may be unable to successfully integrate GXS’ business or do so within the intended timeframe, which could have an adverse effect on our financial condition, results of operations and business prospects.
Our ability to realize the anticipated benefits of the Acquisition of GXS will depend, in part, on our ability to successfully and efficiently integrate GXS’ business and operations with our own. The integration of GXS’ operations with our own will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of GXS may include, among others:

•	the increased scope and complexity of our operations;

•	coordinating geographically separate organizations, operations, relationships and facilities;

•
integrating (i) personnel with diverse business backgrounds, corporate cultures and management philosophies, and (ii) the standards, policies and compensation structures, as well as the complex systems, technology, networks and other assets, of the two companies;

•	preserving important strategic and customer relationships;

•	the possibility that we may have failed to discover liabilities of GXS during our due diligence investigation as part of the Acquisition for which we, as a successor owner, may be responsible; and

•	provisions in our and GXS’ contracts with third parties that may limit our flexibility to take certain actions.
As a result of these difficulties and risks, we may not accomplish the integration of GXS’ business smoothly, successfully or within our budgetary expectations and anticipated timetable, which may result in a failure to realize some or all of the anticipated benefits of the Acquisition.
Our indebtedness following the Acquisition of GXS is significantly higher than our indebtedness prior to the Acquisition, which could limit our operations and opportunities.
As of December 31, 2013, we had approximately $546.2 million in total indebtedness. We financed the cash portion of the consideration pursuant to the Acquisition with $265 million of cash on hand and the $800 million borrowed under a new term loan facility entered into on January 16, 2014. Term Loan B has a seven year term and is secured by a first priority lien on substantially all of the combined Company's assets and properties on a pari passu basis with Term Loan A, our existing credit facility.
Our debt service obligations with respect to this increased indebtedness could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. The terms of Term Loan B and Term Loan A, our existing credit facility, include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan A, our existing credit facility, includes a financial covenant relating to a minimum consolidated interest coverage ratio and both Term Loan A and Term Loan B include a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan A and Term Loan B could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
We may have made certain assumptions relating to GXS or the Acquisition that may prove to be materially inaccurate.
Even if the integration is successful, we may have made certain assumptions relating to the Acquisition which may prove to be inaccurate, including with respect to general economic and business conditions that could have an adverse effect on the combined company following the Acquisition. These assumptions relate to numerous matters, including: our assessments of the asset quality and value of GXS and its assets; projections of the business and GXS’ future financial performance; our ability to realize synergies related to commercialization and distribution of new and existing products and services, and back office and administrative consolidation; acquisition costs, including amounts payable in cash with respect to dissenting shares and potential restructuring charges, which could be reflected in subsequent quarters; our ability to maintain, develop and deepen relationships with GXS’ customers; and our belief that the indemnification and escrow arrangements that we have negotiated in the Merger Agreement will prove adequate. The acquisition may not be immediately accretive and may cause dilution to our GAAP based earnings per share, which may negatively affect the Acquisition and cause a decrease in the market price of our Common Shares.
If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the Acquisition may not be realized.
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations.
Prior to the consummation of the Acquisition, the Company and GXS operated independently. Our success as a combined business will depend, in part, upon our ability to retain key employees, especially during the integration phase of the two businesses. It is possible that the integration process could result in current and prospective employees of ours and GXS to experience uncertainty about their future roles with us, which could have an adverse effect on our ability to retain key managers and other employees. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us, the loss of their services and their experience and knowledge regarding our business could have an adverse effect on our future operating results and the successful ongoing operation of our businesses.
GXS’ business relationships may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which GXS conducted business prior to consummation of the Acquisition may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us. As a result, business relationships with GXS’ customers and others may be subject to disruptions if they attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects.
The issuance of the new Common Shares in connection with the Acquisition could have the effect of depressing the price of our our Common Shares.
In connection with the completion of the Acquisition, we issued 1,297,521 Common Shares. The issuance of these new Common Shares could have the effect of depressing the market price of our Common Shares. The Common Shares we issued in connection with the Acquisition are subject to certain demand and piggyback registration rights granted to the holders of such Common Shares. Subject to certain conditions, the holders may make a demand for registration of such Common Shares, upon receipt of which we are required to file a shelf registration statement no later than 90 days after the closing date of the Acquisition and 30 days after receipt of such demand, subject to certain rights we have to delay such filing. Any sales or perceptions of future sales may have a negative effect on the market price of our Common Shares. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Acquisition. All of these factors could cause dilution to our earnings per share and cause a decrease in the market price of our Common Shares.

Item 5. Other Information
Restructuring Plan
In connection with the acquisition of GXS, on January 16, 2014, we began to implement restructuring activities to streamline our operations. These charges relate to workforce reductions, facility consolidations and other costs. With respect to each of these categories we expect to incur charges during the remainder of Fiscal 2014, in the following approximate ranges:
•Workforce reductions: $11.0 million to $13.0 million,
•Facility consolidations: $9.0 million to $11.0 million, and
•Other Costs: $2.0 million to $3.0 million.
In addition, we expect to incur additional restructuring costs in the range of $7.0 million to $10.0 million, in connection with this restructuring plan, in Fiscal 2015. Total costs to be incurred in conjunction with this restructuring plan are expected to be approximately $29.0 million to $37.0 million and we expect all actions to be substantially completed by the end of Fiscal 2015.

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November 4, 2013, among Open Text Corporation, Ocelot Merger Sub, Inc., GXS Group, Inc. and the stockholders' representative named therein (2)
2.2	Support Agreement, dated as of November 4, 2013, among GXS Group, Inc., Open Text Corporation, and Global Acquisition LLC (2)
2.3
Support Agreement, dated as of November 4, 2013, among GXS Group, Inc., Open Text Corporation, CCG Investment Fund, L.P., CCG Associates - QP, LLC, CCG Investment Fund - AI, LP, CCG AV, LLC - Series A, CCG AV, LLC - Series C and CCG CI, LLC (2)

2.4	Support Agreement, dated as of November 4, 2013 among GXS Group, Inc., Open Text Corporation, and Cerberus America Series One Holdings LLC and Cerberus Series Two Holdings LLC (2)
3.1	By-Law 1 of Open Text Corporation (1)
4.1	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 26, 2013 (1)
4.2
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein) (2)

10.1	Commitment Letter, dated as of November 4, 2013, by and among Barclays Bank PLC, Royal Bank of Canada and Open Text Corporation (2)
10.2
First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement, dated as of December 16, 2013, between Open Text ULC, as term borrower, Open Text ULC, Open Text Inc. and Open Text Corporation, as revolving credit borrowers, the domestic guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as sole administrative agent and collateral agent, and Royal Bank of Canada, as documentary credit lender. (3)

10.3
Credit Agreement, dated as of January 16, 2014, among Open Text Corporation, as guarantor, Ocelot Merger Sub, Inc., which on January 16, 2014 merged with and into GXS Group, Inc. which survived such merger, as borrower, the other domestic guarantors party thereto, the lenders named therein, as lenders, Barclays Bank PLC, as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets, as lead arrangers and joint bookrunners (4)

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

(1)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: January 23, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)