Form 10-K/A
period 2013-06-30
OPEN TEXT CORP
filed 2014-02-12
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“Original Form 10-K”) filed with the Securities and Exchange Commission ("SEC") on August 1, 2013, in response to communications received from the SEC.
 These amendments are made to include KPMG LLP’s inadvertent omission to specifically reference Open Text Corporation’s Consolidated Statements of Comprehensive Income for the three years ended June 30, 2013 in each of their “Report of Independent Registered Public Accounting Firm” (the ”Audit Reports”) on both the consolidated financial statements and the effectiveness of internal control over financial reporting and in its "Consent of Registered Independent Accounting Firm". No other changes were made to KPMG LLP’s Audit Reports. Also, no other changes have been made to the Original Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Original Form 10-K.
This Form 10-K/A reflects information as of the original filing date of our Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K/A. See Part IV, Item 15.

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

10.11*	Restricted Share Unit Grant Agreement, dated February 3, 2012, between Mark Barrenechea and the Company. (17)
10.12	2004 Stock Option Plan, as amended September 27, 2012 (20)
10.13*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012 (21)
10.14*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company (21)
10.15*	Amending Agreement to the Restricted Share Unit Grant Agreement, between Mark Barrenechea and the Company (21)
10.16*	Employment Agreement, dated January 22, 2013, between Greg Corgan and the Company (22)
10.17*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30,  2012) (22)

10.18*	Employment Agreement, dated April 23, 2013, between P. Thomas Jenkins and the Company (23)
10.19*	Employment Agreement, as of October 1, 2012, between James S. Mackey and the Company (24)
10.20*	Employment Agreement, as of December 19, 2012, between Gordon A. Davies and the Company (24)
10.21*	Employment Agreement, as of July 30, 2013, between Paul McFeeters and the Company (24)
10.22*	Letter Agreement, as of July 30, 2013, between P. Thomas Jenkins and the Company (24)
18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (18)

21.1	List of the Company's Subsidiaries (24)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

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

(23)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on April 25, 2013 and incorporated herein by reference

(24)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K (Original Form 10-K), as filed with the SEC on August 1, 2013 and incorporated herein by reference

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2013 expressed an unqualified opinion on the effectiveness of Open Text Corporation’s internal control over financial reporting.

/s/    KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
August 1, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 1, 2013 expressed an unqualified opinion on those consolidated statements.
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
Date: February 11, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 11, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	February 11, 2014
Mark Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	February 11, 2014
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	February 11, 2014
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	February 11, 2014
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	February 11, 2014
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	February 11, 2014
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	February 11, 2014
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	February 11, 2014
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	February 11, 2014
Katharine B. Stevenson