Form 10-Q
period 2014-03-31
OPEN TEXT CORP
filed 2014-04-24
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 23, 2014, there were 121,592,348 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$336,071	$470,445
Accounts receivable trade, net of allowance for doubtful accounts of $3,800 as of March 31, 2014 and $4,871 as of June 30, 2013 (note 3)	257,292	174,927
Income taxes recoverable (note 14)	23,405	17,173
Prepaid expenses and other current assets	71,157	43,464
Deferred tax assets (note 14)	10,844	11,082
Total current assets	698,769	717,091
Property and equipment (note 4)	129,571	88,364
Goodwill (note 5)	2,105,596	1,246,872
Acquired intangible assets (note 6)	770,160	363,615
Deferred tax assets (note 14)	133,170	135,695
Other assets (note 7)	50,071	25,082
Deferred charges (note 8)	56,190	67,633
Long-term income taxes recoverable (note 14)	10,994	10,465
Total assets	$3,954,521	$2,654,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$230,162	$188,443
Current portion of long-term debt (note 10)	62,384	51,742
Deferred revenues	334,665	282,387
Income taxes payable (note 14)	9,118	4,184
Deferred tax liabilities (note 14)	1,441	1,127
Total current liabilities	637,770	527,883
Long-term liabilities:
Accrued liabilities (note 9)	41,486	17,849
Deferred credits (note 8)	18,675	11,608
Pension liability (note 11)	55,917	24,509
Long-term debt (note 10)	1,270,000	513,750
Deferred revenues	17,726	11,830
Long-term income taxes payable (note 14)	158,856	140,508
Deferred tax liabilities (note 14)	187,917	69,672
Total long-term liabilities	1,750,577	789,726
Shareholders’ equity:
Share capital (note 12)
121,592,348 and 118,057,772 Common Shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively; Authorized Common Shares: unlimited	788,316	651,642
Additional paid-in capital	109,769	101,865
Accumulated other comprehensive income	39,489	39,890
Retained earnings	649,207	572,885
Treasury stock, at cost (836,952 shares at March 31, 2014 and 1,221,756 at June 30, 2013, respectively)	(20,871)	(29,074)
Total OpenText shareholders' equity	1,565,910	1,337,208
Non-controlling interests	264	—
Total shareholders’ equity	1,566,174	1,337,208
Total liabilities and shareholders’ equity	$3,954,521	$2,654,817
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues:
License	$73,083	$69,035	$209,553	$200,816
Cloud services	128,400	43,194	212,178	131,909
Customer support	180,290	166,573	523,155	493,327
Professional service and other	60,981	58,893	185,835	190,017
Total revenues	442,754	337,695	1,130,721	1,016,069
Cost of revenues:
License	3,527	3,079	9,867	12,578
Cloud services	49,464	18,741	79,692	54,669
Customer support	25,206	27,497	71,785	81,597
Professional service and other	49,218	49,701	145,898	148,995
Amortization of acquired technology-based intangible assets (note 6)	17,147	23,058	51,712	70,031
Total cost of revenues	144,562	122,076	358,954	367,870
Gross profit	298,192	215,619	771,767	648,199
Operating expenses:
Research and development	47,199	43,003	129,332	121,627
Sales and marketing	93,700	77,327	244,403	209,819
General and administrative	39,336	25,762	101,037	81,468
Depreciation	10,527	6,064	23,883	18,278
Amortization of acquired customer-based intangible assets (note 6)	24,679	17,149	54,388	51,548
Special charges (note 17)	15,902	5,444	25,901	17,267
Total operating expenses	231,343	174,749	578,944	500,007
Income from operations	66,849	40,870	192,823	148,192
Other income (expense), net	1,652	237	2,838	1,707
Interest and other related expense, net	(9,734)	(4,109)	(17,159)	(12,992)
Income before income taxes	58,767	36,998	178,502	136,907
Provision for income taxes (note 14)	12,971	11,187	48,576	30,559
Net income for the period	$45,796	$25,811	$129,926	$106,348
Add: net loss attributable to non-controlling interests	88	—	88	—
Net income attributable to OpenText	$45,884	$25,811	$130,014	$106,348
Earnings per share—basic attributable to OpenText (note 20)	$0.38	$0.22	$1.09	$0.91
Earnings per share—diluted attributable to OpenText (note 20)	$0.38	$0.22	$1.08	$0.90
Weighted average number of Common Shares outstanding—basic	120,873	117,192	119,048	117,028
Weighted average number of Common Shares outstanding—diluted	122,100	118,154	120,031	118,002
Dividends declared per Common Share	$0.15	$—	$0.45	$—
As a result of the two-for-one stock-split, effected February 18, 2014 by way of a stock dividend, all historical per share data and number of Common Shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post stock-split basis.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income for the period	$45,796	$25,811	$129,926	$106,348
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(1,087)	(3,325)	(733)	(4,790)
Unrealized gain (loss) on cash flow hedges
Unrealized gain (loss)	(1,604)	(908)	(1,517)	1,097
(Gain) loss reclassified into net income	1,237	75	2,410	(1,439)
Actuarial gain (loss) relating to defined benefit pension plans
Actuarial gain (loss)	(1,808)	124	(781)	(752)
Amortization of actuarial loss into net income	74	72	220	219
Total other comprehensive income (loss), net, for the period	(3,188)	(3,962)	(401)	(5,665)
Total comprehensive income	42,608	21,849	129,525	100,683
Add: comprehensive loss attributable to non-controlling interests	88	—	88	—
Total comprehensive income attributable to OpenText	$42,696	$21,849	$129,613	$100,683

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income for the period	$129,926	$106,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	129,983	139,857
Share-based compensation expense	15,707	10,153
Excess tax benefits on share-based compensation expense	(1,675)	(612)
Pension expense	1,298	692
Amortization of debt issuance costs	2,060	1,591
Amortization of deferred charges and credits	8,640	8,620
Loss on sale and write down of property and equipment	15	24
Deferred taxes	(4,203)	(7,362)
Changes in operating assets and liabilities:
Accounts receivable	19,129	15,387
Prepaid expenses and other current assets	(18,625)	(2,061)
Income taxes	5,578	(14,907)
Deferred charges and credits	9,870	3,580
Accounts payable and accrued liabilities	(32,212)	(27,176)
Deferred revenue	20,022	18,192
Other assets	(3,300)	959
Net cash provided by operating activities	282,213	253,285
Cash flows from investing activities:
Additions of property and equipment	(28,443)	(15,792)
Purchase of patents	(192)	—
Purchase of GXS Group, Inc., net of cash acquired	(1,077,671)	—
Purchase of Cordys Holding B.V., net of cash acquired	(30,588)	—
Purchase of EasyLink Services International Corporation, net of cash acquired	—	(315,331)
Purchase of Resonate KT Limited, net of cash acquired	—	(19,366)
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	—	(516)
Purchase consideration for prior period acquisitions	(665)	(653)
Other investing activities	(2,547)	—
Net cash used in investing activities	(1,140,106)	(351,658)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,675	612
Proceeds from issuance of Common Shares	19,718	7,530
Equity issuance costs	(144)	—
Purchase of Treasury Stock	(1,275)	—
Proceeds from long-term debt and revolver	800,000	—
Repayment of long-term debt	(32,499)	(23,008)
Debt issuance costs	(16,032)	—
Payments of dividends to shareholders	(53,692)	—
Net cash provided by (used in) financing activities	717,751	(14,866)
Foreign exchange gain on cash held in foreign currencies	5,768	403
Decrease in cash and cash equivalents during the period	(134,374)	(112,836)
Cash and cash equivalents at beginning of the period	470,445	559,747
Cash and cash equivalents at end of the period	$336,071	$446,911
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2014
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned and majority-owned subsidiaries, collectively referred to as "OpenText" or the "Company". Our majority owned subsidiaries include GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2014, were 85% and 81% owned, respectively, by OpenText.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; (ii) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; (iii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012; (iv) the term “Fiscal 2011” means our fiscal year beginning on July 1, 2010 and ending June 30, 2011, and (v) the term "Fiscal 2010" means our fiscal year beginning on July 1, 2009 and ending June 30, 2010.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Cordys Holding B.V. (Cordys), with effect from August 15, 2013, and GXS Group, Inc. (GXS), with effect from January 16, 2014 (see note 18).
Additionally, as a result of a two-for-one stock-split effected February 18, 2014 by way of a stock dividend, all historical per share data, number of Common Shares outstanding, and share-based compensation awards presented in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented on a post stock-split basis.
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
Reclassifications
Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications were not considered material and did not affect our consolidated total revenues, consolidated income from operations or consolidated net income.
NOTE 2—ACCOUNTING POLICIES UPDATE AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies Update
Capitalized Software
We capitalize software development costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use. We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal use. We also capitalize the direct costs of materials and services, which generally includes outside contractors, and interest. We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs. Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized. If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred. If different determinations are made with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount capitalized and the amount charged to expense for that project could differ materially.
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
Revenue
In addition to the disclosure under note 2 - Significant Accounting Policies, under "Revenue recognition" in the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2013, we have adopted the following revenue recognition and cost deferral policies in connection with revenues acquired through GXS:
Managed services arrangements — In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, we do not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on our current estimate, approximates the term of the related transaction processing arrangement. In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.
We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.
Recent Accounting Pronouncements
Presentation of Unrecognized Tax Benefits
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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2013	$4,871
Bad debt expense	1,698
Write-off /adjustments	(2,769)
Balance as of March 31, 2014	$3,800
NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$15,807	$(7,987)	$7,820
Office equipment	1,508	(838)	670
Computer hardware	84,817	(50,838)	33,979
Computer software	27,160	(13,838)	13,322
Capitalized software development costs	11,403	(408)	10,995
Leasehold improvements	43,589	(22,153)	21,436
Buildings	46,893	(5,544)	41,349
Total	$231,177	$(101,606)	$129,571

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,524	$(5,645)	$5,879
Office equipment	1,128	(692)	436
Computer hardware	60,666	(40,826)	19,840
Computer software	18,169	(10,583)	7,586
Leasehold improvements	31,951	(17,656)	14,295
Buildings	44,993	(4,665)	40,328
Total	$168,431	$(80,067)	$88,364
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2013:

Balance as of June 30, 2013	$1,246,872
Acquisition of Cordys Holding B.V. (note 18)	18,589
Acquisition of GXS Group, Inc. (note 18)	838,279
Adjustments relating to prior acquisitions	1,856
Balance as of March 31, 2014	$2,105,596

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(454,836)	$244,370
Customer Assets	874,257	(348,467)	525,790
Total	$1,573,463	$(803,303)	$770,160

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$557,039	$(403,126)	$153,913
Customer Assets	503,781	(294,079)	209,702
Total	$1,060,820	$(697,205)	$363,615

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2014 (three months ending June 30)	$44,842
2015	174,349
2016	149,415
2017	132,222
2018 and beyond	269,332
Total	$770,160

NOTE 7—OTHER ASSETS

	As of March 31, 2014	As of June 30, 2013
Debt issuance costs	$20,312	$6,340
Deposits and restricted cash	14,888	10,205
Long-term prepaid expenses and other long-term assets	14,871	8,537
Total	$50,071	$25,082
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loans and are being amortized over the term of the loans (see note 10). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements. Long-term prepaid expenses and other long-term assets primarily relate to (a) advance payments on long-term licenses that are being amortized over the applicable terms of the licenses and (b) certain venture capital fund investments for which the Company holds less than a 20% interest, is a limited partner and does not exert significant influence over management or investment decisions.
NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of internal reorganizations of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over a period of 6 to 15 years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2014	As of June 30, 2013
Accounts payable—trade	$15,532	$8,776
Accrued salaries and commissions	66,807	50,568
Accrued liabilities	133,333	120,981
Amounts payable in respect of restructuring and other Special charges (note 17)	12,631	7,130
Asset retirement obligations	1,859	988
Total	$230,162	$188,443
Long-term accrued liabilities

	As of March 31, 2014	As of June 30, 2013
Amounts payable in respect of restructuring and other Special charges (note 17)	$2,374	$2,919
Other accrued liabilities*	31,316	10,172
Asset retirement obligations	7,796	4,758
Total	$41,486	$17,849
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC Topic 410). As of March 31, 2014, the present value of this obligation was $9.7 million (June 30, 2013—$5.7 million), with an undiscounted value of $10.2 million (June 30, 2013—$6.1 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2014	As of June 30, 2013
Total debt
Term Loan A	$525,000	$555,000
Term Loan B	798,000	—
Mortgage	9,384	10,492
	1,332,384	565,492
Less:
Current portion of long-term debt
Term Loan A	45,000	41,250
Term Loan B	8,000	—
Mortgage	9,384	10,492
	62,384	51,742
Non-current portion of long-term debt	$1,270,000	$513,750

Term Loan A and Revolver
As of March 31, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. For the three and nine months ended March 31, 2014, interest on Term Loan A was at a floating rate of LIBOR plus 2.25%. For the three and nine months ended March 31, 2013, interest was at a floating rate of LIBOR plus 2.5%.
For the three and nine months ended March 31, 2014, we recorded interest expense of $3.2 million and $10.1 million, respectively, relating to Term Loan A (three and nine months ended March 31, 2013—$3.7 million and $11.9 million, respectively).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of March 31, 2014, we have not drawn any amounts on the Revolver.
Term Loan B
In connection with the acquisition of GXS, on January 16, 2014, we entered into a second credit facility, which provides for a $800 million term loan facility (Term Loan B).
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan A. We entered into Term Loan B and borrowed the full amount on January 16, 2014.
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
For the three and nine months ended March 31, 2014, we recorded interest expense of $5.3 million, respectively, relating to Term Loan B.
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
As of March 31, 2014, the carrying value of the mortgage was approximately $9.4 million (June 30, 2013—$10.5 million).
As of March 31, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.8 million (June 30, 2013—$16.1 million).
For the three and nine months ended March 31, 2014, we recorded interest expense of $0.1 million and $0.3 million, respectively, relating to the mortgage (three and nine months ended March 31, 2013—$0.1 million and $0.3 million).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), Open Text Software GmbH (IXOS), GXS GmbH (GXS Germany) and GXS Philippines, Inc. (GXS Philippines) as of March 31, 2014 and June 30, 2013:

	As of March 31, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$27,704	$636	$27,068
GXS Germany defined benefit plan**	24,045	956	23,089
GXS Philippines defined benefit plan**	4,601	11	4,590
CDT anniversary plan	433	100	333
IXOS defined benefit plans	837	—	837
Total	$57,620	$1,703	$55,917

	As of June 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,871	$535	$23,336
GXS GmbH defined benefit plan**	—	—	—
GXS Philippines, Inc. defined benefit plan**	—	—	—
CDT anniversary plan	425	49	376
IXOS defined benefit plans	797	—	797
Total	$25,093	$584	$24,509

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.

**	These plans were acquired as part of our acquisition of GXS on January 16, 2014.
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
The following are the details of the change in the benefit obligation for the CDT pension plan for the periods indicated:

	As of March 31, 2014	As of June 30, 2013
Benefit obligation—beginning of period	$23,871	$21,461
Service cost	344	457
Interest cost	658	888
Benefits paid	(387)	(466)
Actuarial (gain) loss	1,738	278
Foreign exchange (gain) loss	1,480	1,253
Benefit obligation—end of period	27,704	23,871
Less: Current portion	(636)	(535)
Non-current portion of benefit obligation	$27,068	$23,336

The following are the details of net pension expense for the CDT pension plan for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Pension expense:
Service cost	$116	$113	$344	$343
Interest cost	222	220	658	666
Amortization of actuarial gains and losses	70	69	208	208
Net pension expense	$408	$402	$1,210	$1,217
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains and losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2014 there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remaining fiscal year.
In determining the fair value of the CDT pension plan benefit obligations as of March 31, 2014 and June 30, 2013, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2014	As of June 30, 2013
Assumptions:
Salary increases	2.50%	2.50%
Pension increases	2.00%	2.00%
Discount rate	3.30%	3.50%
Employee fluctuation rate:
to age 30	1.00%	1.00%
to age 35	0.50%	0.50%
to age 40	—%	—%
to age 45	0.50%	0.50%
to age 50	0.50%	0.50%
from age 51	1.00%	1.00%
Anticipated pension payments under the CDT pension plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (three months ending June 30)	$159
2015	656
2016	732
2017	798
2018	856
2019 to 2023	6,626
Total	$9,827
GXS Germany Defined Benefit Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS Germany plan has been closed to new participants since 2006. Benefits under the GXS Germany plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. All information presented below for the GXS Germany plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed on the acquisition of GXS.
The following are the details of the change in the benefit obligation for the GXS Germany plan for the period indicated:

As of March 31, 2014
Benefit obligation—as of January 16, 2014	$23,637
Service cost	87
Interest cost	206
Benefits paid	(231)
Actuarial (gain) loss	14
Foreign exchange (gain) loss	332
Benefit obligation—end of period	24,045
Less: Current portion	(956)
Non-current portion of benefit obligation	$23,089

The following are the details of net pension expense for the GXS Germany plan for the period indicated:

Three Months Ended March 31, 2014
Pension expense:
Service cost	$87
Interest cost	206
Net pension expense	$293
The GXS Germany plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. If actuarial gains and losses are in excess of 10% of the projected benefit obligation, such gains and losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
In determining the fair value of the GXS Germany plan obligations as of March 31, 2014, we used the following weighted-average key assumptions:

As of March 31, 2014
Assumptions:
Salary increases	2.00%
Pension increases	2.00%
Discount rate	3.35%
Normal retirement age	65-67
Anticipated pension payments under the GXS Germany plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (three months ending June 30)	$239
2015	969
2016	1,020
2017	1,112
2018	1,219
2019 to 2023	7,715
Total	$12,274
GXS Philippines Defined Benefit Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS Philippines plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. All information presented below for the GXS

Philippines plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed on the acquisition of GXS.
The following are the details of the change in the benefit obligation for the GXS Philippines plan for the period indicated:

As of March 31, 2014
Benefit obligation—as of January 16, 2014	$5,182
Service cost	358
Interest cost	62
Benefits paid	(48)
Actuarial (gain) loss	(972)
Foreign exchange (gain) loss	19
Benefit obligation—end of period	4,601
Less: Current portion	(11)
Non-current portion of benefit obligation	$4,590

The following are the details of net pension expense for the GXS Philippines plan for the period indicated:

Three Months Ended March 31, 2014
Pension expense:
Service cost	$358
Interest cost	62
Net pension expense	$420
The GXS Philippines plan is an unfunded plan and, aside from an initial contribution which currently has a fair value of approximately $36.0 thousand, no additional contributions have been made since the inception of the plan. If actuarial gains and losses are in excess of 10% of the projected benefit obligation, such gains and losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
In determining the fair value of the GXS Philippines plan obligations as of March 31, 2014, we used the following weighted-average key assumptions:

As of March 31, 2014
Assumptions:
Salary increases	7.00%
Pension increases	6.00%
Discount rate	5.40%
Normal retirement age	60
Anticipated pension payments under the GXS Philippines plan for the fiscal years indicated below are as follows:

Fiscal years ending June 30,
2014 (three months ending June 30)	$3
2015	15
2016	28
2017	37
2018	52
2019 to 2023	1,115
Total	$1,250

CDT Anniversary Plan
CDT’s long-term employee benefit obligations arise under CDT’s “anniversary plan”. The obligation is unfunded and is carried at its fair value.
IXOS Defined Benefit Plans
Included in our pension liability, as of March 31, 2014, is a net amount of $0.8 million (June 30, 2013—$0.8 million) that relates to two IXOS defined benefit pensions plans (IXOS pension plans) in connection with certain former members of the IXOS Board of Directors and certain IXOS employees, respectively. The net periodic pension cost with respect to the IXOS pension plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and the expected return on plan assets.
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Dividends
Stock Dividend
On January 23, 2014, we announced that our Board of Directors approved a two-for-one stock-split of our outstanding Common Shares. The two-for-one stock-split was implemented by way of a stock dividend whereby shareholders received one Common Share for each Common Share held. The record date for the stock dividend was February 7, 2014 and the payment date was February 18, 2014.
As a result of the two-for-one stock-split, all historical per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post stock-split basis.
Cash Dividends
During the three months ended March 31, 2014, pursuant to the Company's dividend policy, we declared a non-cumulative quarterly dividend of $0.15 per Common Share, in the amount of $18.2 million, paid on March 14, 2014 to shareholders of record as of the close of business on February 25, 2014.
During the nine months ended March 31, 2014, pursuant to the Company’s dividend policy, we declared total dividends of $0.45 per Common Share, in the amount of $53.7 million, which we paid during the same period.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three and nine months ended March 31, 2014, we repurchased 25,760 of our Common Shares on a post stock-split basis in the amount of $1.3 million, for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise. During the three and nine months ended March 31, 2013, we did not repurchase any of our Common Shares.
During the three and nine months ended March 31, 2014, we issued 22,222 and 410,564 Common Shares on a post stock-split basis, respectively, from treasury stock in connection with the settlement of awards granted under our Fiscal 2013 LTIP and fully vested Restricted Share Units (RSUs) granted under our Fiscal 2016 LTIP and other awards.
During the three and nine months ended March 31, 2013, we issued nil and 365,232 Common Shares on a post stock-split basis, respectively, from treasury stock in connection with the settlement of awards granted under our Fiscal 2012 LTIP.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Stock options	$2,437	$1,553	$5,447	$4,120
Performance Share Units (issued under LTIP)	945	1,336	3,989	3,996
Restricted Share Units (issued under LTIP)	371	509	1,490	886
Restricted Share Units (fully vested)	—	—	3,300	—
Restricted Share Units (other)	77	123	419	425
Deferred Share Units (directors)	588	356	1,062	716
Restricted Stock Awards (legacy Vignette employees)	—	—	—	10
Total share-based compensation expense	$4,418	$3,877	$15,707	$10,153
Summary of Outstanding Stock Options
As of March 31, 2014, options to purchase an aggregate of 4,426,810 Common Shares were outstanding and 3,610,910 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the nine months ended March 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2013	3,610,782	$24.72
Granted	2,133,942	46.43
Exercised	(877,562)	20.17
Forfeited or expired	(440,352)	26.36
Outstanding at March 31, 2014	4,426,810	$35.93	5.59	$55,685
Exercisable at March 31, 2014	889,709	$23.23	3.61	$21,784
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Weighted–average fair value of options granted	$12.60	$9.04	$11.53	$8.58
Weighted-average assumptions used:
Expected volatility	32%	36%	32%	37%
Risk–free interest rate	1.40%	0.76%	1.33%	0.67%
Expected dividend yield	1.2%	—%	1.3%	—%
Expected life (in years)	4.36	4.35	4.36	4.35
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$50.08	$29.44	$46.43	$27.45
As of March 31, 2014, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $31.6 million, which will be recognized over a weighted-average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2014, cash in the amount of $13.5 million and $17.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2014 from the exercise of options eligible for a tax deduction was $0.8 million and $1.4 million, respectively.
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
Grants made in Fiscal 2011 under the LTIP (collectively referred to as Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on October 29, 2010. Grants made under the Fiscal 2013 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants were based on a combination of market and performance based conditions. We met some of the market and performance conditions and settled the Fiscal 2013 LTIP by issuing 310,042 Common Shares from our treasury stock in the three months ended December 31, 2013, with a cost of approximately $7.1 million.
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants are based solely on market conditions. We expect to settle the Fiscal 2014 LTIP awards in stock.
Grants made in Fiscal 2013 under the LTIP (collectively referred to as Fiscal 2015 LTIP) took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted are employee service-based awards and vest over the life of Fiscal 2015 LTIP. We expect to settle the Fiscal 2015 LTIP awards in stock.
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) took effect in Fiscal 2014 starting on November 1, 2013. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted on November 1, 2013 are employee service-based awards and vest over the life of Fiscal 2016 LTIP. We expect to settle the Fiscal 2016 LTIP awards in stock. Separately on November 18, 2013, 78,300 fully vested RSUs were granted to certain employees under the Fiscal 2016 LTIP. We settled these RSUs by issuing 78,300 Common Shares from our treasury stock, with a cost of approximately $1.8 million.

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
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended March 31,		Nine Months Ended March 31,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2014	2013	2014	2013
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	$17,314	$—	$—	$—	579
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	—	272	215	870
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	7,969	574	787	2,535	2,184
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,863	199	277	951	363
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	4,255	43	509	892	886
Fiscal 2016 LTIP	PSU	11/1/2013	9/15/2016	2,045	173	—	289	—
Fiscal 2016 LTIP	RSU	11/1/2013	9/15/2016	4,517	327	—	597	—
Fiscal 2016 LTIP	RSU (fully vested)	11/18/2013	11/18/2013	3,300	—	—	3,300	—
				$48,752	$1,316	$1,845	$8,779	$4,882
Of the total compensation cost of $48.8 million noted in the table above, $38.7 million has been recognized to date and the remaining expected total compensation cost of $10.1 million is expected to be recognized over a weighted average period of 2 years.
Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2014, we granted 13,336 and 42,298, respectively, deferred stock units (DSUs) to certain non-employee directors (three and nine months ended March 31, 2013—5,258 and 39,580, respectively). The DSUs were issued under the Company’s Deferred Share Unit Plan that came into effect on February 2, 2010 and will vest at the Company’s next annual general meeting following the granting of the DSUs.
Employee Share Purchase Plan (ESPP)
During the three and nine months ended March 31, 2014, cash in the amount of approximately $0.8 million and $2.1 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and nine months ended March 31, 2013—$0.6 million and $1.6 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2014— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$1,534,244	$23,206	$201,341	$482,324	$827,373
Operating lease obligations*	222,023	13,381	87,322	58,028	63,292
Purchase obligations	28,751	5,073	19,636	4,042	—
	$1,785,018	$41,660	$308,299	$544,394	$890,665
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended March 31, 2014, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
In addition, Easylink is under audit for New York State sales tax for the periods from June 2004 through to August 2011. We intend to vigorously contest any assessments for this period based on facts and circumstances relating to business operations during this timeframe. However, the results of these audits, and the potential sales tax exposure for EasyLink, could be significantly influenced by the fact that our judicial appeal of the assessment against EasyLink for $0.5 million in tax, interest and penalties for New York State sales tax for the period March 2001 to May 2004 was denied. We believe we have established sufficient reserves for this matter.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.6 million as of March 31, 2014. We currently have in place a bank guarantee in the amount of $3.5 million in recognition of this dispute. However we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $10.3 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the district of Bangalore. Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arm’s-length prices. Accordingly, we determine the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control. If the applicable tax authorities determine that the transfer price applied was not appropriate, we may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.4 million to cover our anticipated financial exposure in this matter. There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future. There is a possibility that we may receive similar orders for other years until the above disputes are resolved.
The United States Internal Revenue Service (“IRS”) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this report, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
Please also see "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and nine months ended March 31, 2014 and 2013, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest expense	$2,030	$1,777	6,262	1,590
Penalties expense	7	11	167	47
Total	$2,037	$1,788	$6,429	$1,637
As of March 31, 2014 and June 30, 2013, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2014	As of June 30, 2013
Interest expense accrued *	$24,965	$18,210
Penalties accrued *	$7,779	$6,045

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2014, could decrease tax expense in the next 12 months by $17.3 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to tax audits by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Spain, Germany, India and the Netherlands. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audit are included in note 13.
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes.
As at March 31, 2014, we have not provided for additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of our non-Canadian subsidiaries other than certain United States and Luxembourg subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future. We do plan to make periodic repatriations that will be subject to withholding taxes from certain United States and Luxembourg subsidiaries and have accrued additional tax cost attributable to these distributions in the amount of $2.0 million (June 30, 2013—$0.4 million).
The effective GAAP tax rate decreased to 22.1% for the three months ended March 31, 2014 from 30.2% for the three months ended March 31, 2013 primarily due to a decrease of $3.4 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate increased to 27.2% for the nine months ended March 31, 2014, from 22.3% for the nine months ended March 31, 2013, primarily due to an increase in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $13.6 million, offset by a decrease of $5.0 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2014 and June 30, 2013:

	March 31, 2014				June 30, 2013
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Derivative financial instrument liability (note 16)	$(1,956)	n/a	$(1,956)	n/a	$(3,170)	n/a	$(3,170)	n/a
	$(1,956)	n/a	$(1,956)	n/a	$(3,170)	n/a	$(3,170)	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2014 and 2013, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2014 and 2013, we did not have any significant transfers in or out of Level 2 or Level 3.
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (ASC Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2014, is recorded within “Accounts payable and accrued liabilities”.
As of March 31, 2014, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $49.8 million (June 30, 2013—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our consolidated financial statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of March 31, 2014	As of June 30, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	$(1,956)	$(3,170)

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014		Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014		Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Foreign currency forward contracts	$(2,182)	$(2,064)	Operating expenses	$(1,683)	$(3,278)	N/A	—	—

Three and Nine Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013		Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013		Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013
Foreign currency forward contracts	$(1,235)	$1,490	Operating expenses	$(102)	$1,958	N/A	—	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
OpenText/GXS Restructuring Plan	$11,538	$—	$11,538	$—
Fiscal 2014 Restructuring Plan	1,446	—	7,997	—
Fiscal 2013 Restructuring Plan	(61)	3,076	271	11,338
Fiscal 2012 Restructuring Plan	—	237	(266)	1,224
Restructuring Plans prior to Fiscal 2012	—	—	—	(386)
Acquisition-related costs	3,491	1,148	9,229	2,760
Other charges	(512)	983	(2,868)	2,331
Total	$15,902	$5,444	$25,901	$17,267
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below:

OpenText/GXS Restructuring Plan
In the third quarter of Fiscal 2014 and in the context of the acquisition of GXS, we began to implement restructuring activities to streamline our operations (OpenText/GXS Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the OpenText/GXS Restructuring Plan as we execute the remaining restructuring actions. As of March 31, 2014, we expect total costs to be incurred in conjunction with the OpenText/GXS Restructuring Plan to be approximately $28.0 million, of which $11.5 million has already been recorded within Special charges to date. We expect the OpenText/GXS Restructuring Plan to be substantially completed by the end of our next fiscal year.
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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2014 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	11,028	510	11,538
Cash payments	(3,925)	—	(3,925)
Foreign exchange	(235)	(17)	(252)
Balance as of March 31, 2014	$6,868	$493	$7,361
Fiscal 2014 Restructuring Plan
In the first quarter of Fiscal 2014, we began to implement restructuring activities to streamline our operations (Fiscal 2014 Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We do not expect to incur substantially more charges under the Fiscal 2014 Restructuring Plan as we execute the remaining restructuring actions. As of March 31, 2014, we expect total costs to be incurred in conjunction with the Fiscal 2014 Restructuring Plan to be approximately $8.5 million, of which $8.0 million has already been recorded within Special charges to date.
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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2014 is shown below.

Fiscal 2014 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	6,318	1,679	7,997
Cash payments	(4,600)	(415)	(5,015)
Foreign exchange	208	50	258
Balance as of March 31, 2014	$1,926	$1,314	$3,240
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2013 Restructuring Plan, $16.0 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2013 Restructuring Plan.
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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2014 is shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$3,205	$4,396	$7,601
Accruals and adjustments	903	(632)	271
Cash payments	(3,413)	(1,481)	(4,894)
Foreign exchange	(18)	69	51
Balance as of March 31, 2014	$677	$2,352	$3,029
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
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2014 is shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$309	$1,986	$2,295
Accruals and adjustments	(266)	—	(266)
Cash payments	—	(708)	(708)
Foreign exchange	(2)	56	54
Balance as of March 31, 2014	$41	$1,334	$1,375
Acquisition-related costs
Included within Special charges for the three and nine months ended March 31, 2014 are costs incurred directly in relation to acquisitions in the amount of $3.1 million and $8.1 million, respectively (three and nine months ended March 31, 2013—$0.6 million and $1.8 million, respectively). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three and nine months ended March 31, 2014 in the amount of $0.4 million and $1.1 million, respectively (three and nine months ended March 31, 2013—$0.6 million and $1.0 million, respectively).
Other charges
For the three months ended March 31, 2014 "Other charges" includes a charge of $0.7 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities and a recovery of $1.2 million as a result of a reduction of certain EasyLink pre-acquisition sales tax liabilities.
For the nine months ended March 31, 2014 "Other charges" includes a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004, a charge of $1.5 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities, and a recovery of $5.8 million relating to a reduction of certain EasyLink pre-acquisition sales tax liabilities.
Included within "Other charges" for the three months ended March 31, 2013 is a charge of approximately $0.6 million relating to interest accrued on certain EasyLink pre-acquisition sales tax liabilities and an additional charge of $0.4 million relating to an allocated portion of a litigation settlement, reached in relation to a legacy acquisition litigation matter. For the nine months ended March 31, 2013 "Other charges" include a charge of $1.9 million relating to interest accrued on certain pre-acquisition sales tax liabilities and the additional charge of $0.4 million referred to above.

NOTE 18—ACQUISITIONS
GXS Group, Inc.
On January 16, 2014, we acquired GXS Group, Inc. (GXS), a Delaware corporation and leader in cloud-based, business-to-business (B2B) integration. The acquisition is expected to reinforce OpenText's leadership in Enterprise Information Management (EIM) by combining OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares on a post stock-split basis. In accordance with ASC Topic 805 "Business Combination" (ASC Topic 805), this acquisition was accounted for as a business combination.
The results of operations of GXS have been consolidated with those of OpenText beginning January 16, 2014.
The following tables summarize the preliminary consideration paid for GXS and the amount of the assets acquired and liabilities assumed, as well as the preliminary goodwill recorded as of the acquisition date:

Cash consideration paid	$1,102,053
Equity consideration paid	$116,777
Preliminary purchase consideration	$1,218,830
Acquisition related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the nine months ended March 31, 2014	$6,782
As set forth in the purchase agreement, $60.0 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes. Subject to certain conditions being met, this consideration will be released to the former equity holders of GXS in the amount of $30.0 million nine months from the date of acquisition, and the remaining amount on the final release date in January 2016.
Preliminary Purchase Price Allocation
The preliminary purchase price of GXS has been allocated to GXS' tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. For certain assets and liabilities, the book values as of the balance sheet date have been determined to reflect fair values. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
Our preliminary purchase price allocation for GXS is as follows:

Current assets (inclusive of cash acquired of $24,382)	$127,463
Non-current tangible assets	47,501
Intangible customer assets	364,600
Intangible technology assets	123,200
Liabilities and non-controlling interest assumed	(282,213)
Total identifiable net assets	380,551
Goodwill	838,279
Net assets acquired	$1,218,830
The finalization of the above purchase price allocation is pending the determination of the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities. We expect to finalize this determination on or before December 31, 2014.
No portion of the goodwill recorded upon the acquisition of GXS is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $94.3 million. The gross amount receivable was $108.2 million of which $13.9 million of this receivable was expected to be uncollectible.
The amount of GXS’ revenues and net income included in our Condensed Consolidated Statements of Income for the three months ended March 31, 2014 is set forth below:

January 16, 2014— March 31, 2014
Revenues	$95,099
Net income	$1,838
The unaudited pro forma revenues and net income (loss) of the combined entity for the three and nine months ended March 31, 2014 and 2013, respectively, had the acquisition been consummated as of July 1, 2012, are set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Supplemental Unaudited Pro forma Information
Total revenues	$462,683	$456,441	$1,396,816	$1,382,618
Net income (loss)*	$(24,514)	$16,891	$37,927	$94,264

* Included in pro forma net income (loss) for the three and nine months ended March 31, 2014 are estimated amortization charges relating to the allocated values of intangible assets, estimated interest expense as though the incurrence of debt used to finance the acquisition occurred on July 1, 2012, and approximately $69.0 million of one-time expenses incurred by GXS on account of the acquisition. These one-time expenses include a) approximately $29.0 million in employee change in control payments, b) approximately $32.0 million of interest expense on account of penalties incurred on the early extinguishment of GXS’ debt, as part of the purchase agreement, and c) approximately $8.0 million of transaction fees triggered by the closing of the acquisition.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cash paid during the period for interest	$8,828	$3,931	$16,328	$12,473
Cash received during the period for interest	$284	$340	$2,066	$1,071
Cash paid during the period for income taxes	$13,644	$9,129	$29,359	$46,690

Cash paid for taxes for the three and nine months ended March 31, 2014 include payments of $0.3 million and $0.9 million, respectively, relating to taxes exigible on internal reorganizations of our international subsidiaries (three and nine months ended March 31, 2013—$0 million and $24.2 million, respectively).
During the third quarter of Fiscal 2014, we issued 2,595,042 OpenText Common Shares, on a post stock-split basis, in the aggregate value of approximately $116.8 million as part of the consideration for the acquisition of GXS (see note 18).
NOTE 20—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income, attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income, attributable to OpenText, by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic earnings per share
Net income attributable to OpenText	$45,884	$25,811	$130,014	$106,348
Basic earnings per share attributable to OpenText	$0.38	$0.22	$1.09	$0.91
Diluted earnings per share
Net income attributable to OpenText	$45,884	$25,811	$130,014	$106,348
Diluted earnings per share attributable to OpenText	$0.38	$0.22	$1.08	$0.90
Weighted-average number of shares outstanding
Basic	120,873	117,192	119,048	117,028
Effect of dilutive securities	1,227	962	983	974
Diluted	122,100	118,154	120,031	118,002
Excluded as anti-dilutive*	1,056	2,426	547	2,216
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
During the nine months ended March 31, 2014, Mr. Stephen Sadler, a director, earned approximately $0.6 million (nine months ended March 31, 2013—$0.5 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Included in these amounts are approximately $0.5 million for services rendered relating to the acquisition of GXS. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 24, 2014, a dividend of $0.1725 per Common Share. The record date for this dividend is May 23, 2014 and the payment date is June 13, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we are, concurrently with the filing of this Quarterly Report on Form 10-Q, filing a universal shelf registration statement on Form S-3 (the Shelf Registration Statement) with the Securities and Exchange Commission (SEC), which becomes effective automatically. We currently do not have any commitments or plans to sell any securities on a primary basis under the Shelf Registration Statement at this time.
The Shelf Registration Statement allows for primary and secondary offering from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf prospectus qualifying the distribution of such securities will also be filed with certain Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and such Canadian securities regulators. Following the filing of the Shelf Registration Statement, it is expected that a prospectus supplement will be filed in the near term to allow certain selling shareholders to resell their OpenText Common Shares acquired in connection with the GXS acquisition (see note 18). Any such resales by the selling shareholders may only be made by means of such prospectus supplement and the accompanying prospectus, and no assurance can be given that any such offers and sales will in fact be made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933, as amended (Securities Act), and the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
Certain statements in this report, including statements about the focus of Open Text Corporation (“OpenText” or “the Company”) in our fiscal year beginning on July 1, 2013 and ending June 30, 2014 (Fiscal 2014) on growth in earnings and cash flows, creating value through investments in broader Enterprise Information Management (EIM) capabilities, distribution, the Company's presence in the cloud and in growth markets, its financial conditions, results of operations and earnings, declaration of quarterly dividends, and other matters, may contain words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "could", "would", and other similar language and are considered forward-looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management's perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances, such as certain assumptions about the economy, as well as market, financial and operational assumptions. Management's estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct. Forward-looking statements involve known and unknown risks, uncertainties and other factors and assumptions that may cause the actual results, performance or achievements to differ materially. Such factors include, but are not limited to: (i) the future performance, financial and otherwise, of OpenText; (ii) the ability of OpenText to bring new products and services to market and to increase sales; (iii) the strength of the Company's product development pipeline; (iv) the Company's growth and profitability prospects; (v) the estimated size and growth prospects of the EIM market; (vi) the Company's competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (vii) the benefits of the Company's products and services to be realized by customers; (viii) the demand for the Company's products and services and the extent of deployment of the Company's products and services in the EIM marketplace; and (ix) the Company's financial condition and capital requirements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iii) the risks associated with bringing new products and services to market; (iv) fluctuations in currency exchange rates; (v) delays in the purchasing decisions of the Company's customers; (vi) the competition the Company faces in its industry and/or marketplace; (vii) the final determination of litigation, tax audits and other legal proceedings; (viii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company's products or services; (ix) the continuous commitment of the Company's customers; and (x) demand for the Company's products and services. For additional information with respect to risks and other factors which could occur, see the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q including Part I, Item 1A "Risk Factors" therein and in this Quarterly Report on Form 10-Q and other securities filings with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying unaudited Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2014 compared with the three and nine months ended March 31, 2013, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today, which is the explosive growth of information in terms of volume and formats. Our software allows organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our product and service offerings provide solutions which help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and ensure the security and privacy of information demanded in today's highly regulated climate. In addition, our products and services provide the benefit of organizing and managing business content, while leveraging it to operate more efficiently and effectively. OpenText products incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and currently employ approximately 8,100 people worldwide.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $442.8 million, up 31.1% over the same period in the prior fiscal year.

•	License revenue was $73.1 million, up 5.9% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.38 compared to $0.22 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.84 compared to $0.63 in the same period of the prior fiscal year.

•	GAAP-based operating margin was 15.1% compared to 12.1% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 29.1% compared to 26.8% in the same period of the prior fiscal year.

•	Operating cash flow was $141.4 million, up 21.0% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $336.1 million as of March 31, 2014, compared to $470.4 million as of June 30, 2013.
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
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the EIM market. During Fiscal 2014, the following acquisitions were made:

•
On January 16, 2014, we acquired GXS Group, Inc. (GXS), a Delaware corporation and leader in cloud-based business-to-business (B2B) integration services, pursuant to the Agreement and Plan of Merger, dated as of November 4, 2013 (the Merger Agreement), which was filed as an exhibit to the Company's Form 8-K/A, filed with the SEC on November 6, 2013. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares, on a post stock-split basis. As part of the financing for this acquisition, we borrowed $800 million under a new term loan credit facility entered into on January 16, 2014 (Term Loan B). For more details on Term Loan B see the "Liquidity and Capital Resources" discussion found elsewhere in this MD&A and refer to note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

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
Outlook for Remainder of Fiscal 2014
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in Enterprise Content Management (ECM), BPM, Customer Experience Management (CEM), and Information Exchange (iX) and expanding our position in Discovery. Historically, we have had approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income. Beginning in Fiscal 2013 we recognized cloud services revenue and with the acquisition of GXS, our cloud services revenue has grown. We expect cloud services revenue to be an important growth driver in the future and expect that both customer support and cloud services revenue to be a steady stream of income. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
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
During the first nine months of Fiscal 2014, there were no significant changes to our critical accounting policies and estimates, except that as a result of the acquisition of GXS the Company has reviewed its accounting policies and included a discussion of certain related additions to critical accounting policies and estimates as follows:
Capitalized Software
We capitalize software development costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40 – Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use. We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal use. We also capitalize the direct costs of materials and services, which generally includes outside contractors, and interest. We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to training or data conversion costs. Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized. If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred. If different determinations are made with respect to whether upgrades or enhancements to software projects would result in additional functionality, then the amount capitalized and the amount charged to expense for that project could differ materially.
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a five-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
Revenue
In addition to the disclosure under note 2 - Significant Accounting Policies, under "Revenue recognition" in the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2013, we have adopted the following revenue recognition and cost deferral policies in connection with revenues acquired through GXS:

Managed services arrangements — In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, we do not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life which, based on our current estimate, approximates the term of the related transaction processing arrangement. In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.
We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.
For a detailed discussion of our historical critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.
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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Total Revenues by Product Type:
License	$73,083	$4,048	$69,035	$209,553	$8,737	$200,816
Cloud services	128,400	85,206	43,194	212,178	80,269	131,909
Customer support	180,290	13,717	166,573	523,155	29,828	493,327
Professional service and other	60,981	2,088	58,893	185,835	(4,182)	190,017
Total revenues	442,754	105,059	337,695	1,130,721	114,652	1,016,069
Total Cost of Revenues	144,562	22,486	122,076	358,954	(8,916)	367,870
Total GAAP-based Gross Profit	298,192	82,573	215,619	771,767	123,568	648,199
Total GAAP-based Gross Margin %	67.3%		63.9%	68.3%		63.8%
Total GAAP-based Operating Expenses	231,343	56,594	174,749	578,944	78,937	500,007
Total GAAP-based Income from Operations	$66,849	$25,979	$40,870	$192,823	$44,631	$148,192

% Revenues by Product Type:
License	16.5%		20.4%	18.5%		19.8%
Cloud services	29.0%		12.8%	18.8%		13.0%
Customer support	40.7%		49.3%	46.3%		48.6%
Professional service and other	13.8%		17.5%	16.4%		18.6%

Total Cost of Revenues by Product Type:
License	$3,527	$448	$3,079	9,867	$(2,711)	12,578
Cloud services	49,464	30,723	18,741	79,692	25,023	54,669
Customer support	25,206	(2,291)	27,497	71,785	(9,812)	81,597
Professional service and other	49,218	(483)	49,701	145,898	(3,097)	148,995
Amortization of acquired technology-based intangible assets	17,147	(5,911)	23,058	51,712	(18,319)	70,031
Total cost of revenues	$144,562	$22,486	$122,076	$358,954	$(8,916)	$367,870

% GAAP-based Gross Margin by Product Type:
License	95.2%		95.5%	95.3%		93.7%
Cloud services	61.5%		56.6%	62.4%		58.6%
Customer support	86.0%		83.5%	86.3%		83.5%
Professional service and other	19.3%		15.6%	21.5%		21.6%

Total Revenues by Geography:
Americas (1)	$239,039	$59,602	$179,437	$599,439	$53,696	$545,743
EMEA (2)	158,179	32,198	125,981	419,786	51,672	368,114
Asia Pacific (3)	45,536	13,259	32,277	111,496	9,284	102,212
Total revenues	$442,754	$105,059	$337,695	$1,130,721	$114,652	$1,016,069

% Revenues by Geography:
Americas (1)	54.0%		53.1%	53.0%		53.7%
EMEA (2)	35.7%		37.3%	37.1%		36.2%
Asia Pacific (3)	10.3%		9.6%	9.9%		10.1%

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
GAAP-based gross margin	67.3%	63.9%	68.3%	63.8%
GAAP-based operating margin	15.1%	12.1%	17.1%	14.6%
GAAP-based EPS, diluted	$0.38	$0.22	$1.08	$0.90
Non-GAAP-based gross margin (4)	71.3%	70.8%	73.0%	70.8%
Non-GAAP-based operating margin (4)	29.1%	26.8%	30.1%	29.2%
Non-GAAP-based EPS, diluted (4)	$0.84	$0.63	$2.32	$2.07

(1)	Americas primarily consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
License Revenues:
Americas	$29,381	$(2,395)	$31,776	$92,795	$(1,770)	$94,565
EMEA	33,654	3,124	30,530	92,082	7,123	84,959
Asia Pacific	10,048	3,319	6,729	24,676	3,384	21,292
Total License Revenues	73,083	4,048	69,035	209,553	8,737	200,816
Cost of License Revenues	3,527	448	3,079	9,867	(2,711)	12,578
GAAP-based License Gross Profit	$69,556	$3,600	$65,956	$199,686	$11,448	$188,238
GAAP-based License Gross Margin %	95.2%		95.5%	95.3%		93.7%

% License Revenues by Geography:
Americas	40.2%		46.0%	44.3%		47.1%
EMEA	46.0%		44.2%	43.9%		42.3%
Asia Pacific	13.8%		9.8%	11.8%		10.6%
License revenues increased by $4.0 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in Asia Pacific of $3.3 million, and an increase in EMEA of $3.1 million, offset by a decrease in Americas of $2.4 million. The number of license deals greater than $0.5 million that closed during the third quarter of Fiscal 2014 decreased as compared to the same period in the prior fiscal year (16 deals in Fiscal 2014 compared to 21 deals in Fiscal 2013).
License revenues increased by $8.7 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $7.1 million, and an increase in Asia Pacific of $3.4 million, offset by a decrease in Americas of $1.8 million. The number of license deals greater than $0.5 million that closed during the first nine months of Fiscal 2014 increased slightly as compared to the same period in the prior fiscal year (50 deals in Fiscal 2014 compared to 48 deals in Fiscal 2013).

The acquisition of GXS during the third quarter of Fiscal 2014 contributed approximately $1.1 million of license revenues.
Cost of license revenues increased during the three months ended March 31, 2014 by $0.4 million as a result of increased third party technology costs associated with higher revenue attainment. Overall gross margin percentage on cost of license revenues remained stable at approximately 95%.
Cost of license revenues decreased during the nine months ended March 31, 2014 by $2.7 million due to lower third party technology costs. As a result, the gross margin percentage on license revenues increased by approximately 2% to 95%.
2)    Cloud Services:
Cloud services revenues consist of services arrangements primarily attributable to our acquisitions of GXS in the third quarter of Fiscal 2014 and our acquisition of EasyLink Services International Corporation (EasyLink) in the first quarter of Fiscal 2013.
The acquisition of GXS combines GXS' portfolio of B2B integration and managed services with OpenText’s Information Exchange portfolio. These services provide solutions that enable customers to effectively manage the flow of electronic transaction information with trading partners while improving speed to market, driving higher customer satisfaction, reducing overall costs from data integration, and eliminating the complexity of disparate standards and communication protocols. Revenues are primarily generated through transaction processing. Transaction processing fees are recurring in nature and are recognized on a per transaction basis in the period in which the related transactions are processed. Revenues from contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period. Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.
The acquisition of Easylink provides service arrangements which allow our customers to make use of legacy EasyLink and OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the expected economic life of the contract, in the case of setup fees, or recognized in the period they are provided.
Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, amortization of customer set up and implementation costs, and some third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Cloud Services:
Americas	$85,478	$57,237	$28,241	$141,206	$56,259	$84,947
EMEA	26,794	20,159	6,635	39,197	19,177	20,020
Asia Pacific	16,128	7,810	8,318	31,775	4,833	26,942
Total Cloud Services Revenues	128,400	85,206	43,194	212,178	80,269	131,909
Cost of Cloud Services Revenues	49,464	30,723	18,741	79,692	25,023	54,669
GAAP-based Cloud Services Gross Profit	$78,936	$54,483	$24,453	$132,486	$55,246	$77,240
GAAP-based Cloud Services Gross Margin %	61.5%		56.6%	62.4%		58.6%

% Cloud Services Revenues by Geography:
Americas	66.6%		65.4%	66.6%		64.4%
EMEA	20.9%		15.4%	18.5%		15.2%
Asia Pacific	12.5%		19.2%	14.9%		20.4%
Cloud services revenues increased by $85.2 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. Geographically, this is attributable to an increase in Americas of $57.2 million, an increase in EMEA of $20.2 million, and an increase in Asia Pacific of $7.8 million.

Cloud services revenues increased by $80.3 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. Geographically, this is attributable to an increase in Americas of $56.3 million, an increase in EMEA of $19.2 million, and an increase in Asia Pacific of $4.8 million.
The acquisition of GXS during the third quarter of Fiscal 2014 contributed approximately $88.2 million of cloud services revenues.
Cost of cloud services revenues increased by $30.7 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year in tandem with increased revenues. The gross margin percentage on cloud services revenue increased to approximately 61% from approximately 57% primarily due to a reduction in third party technology costs associated with lower revenue from legacy cloud services.
Cost of cloud services revenues increased by $25.0 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year in tandem with increased revenues. The gross margin percentage on cloud services revenues increased to approximately 62% from approximately 59% primarily due to a reduction in third party technology costs, lower personnel-related costs and the impact of certain one-time adjustments related to sales tax liabilities.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Customer Support Revenues:
Americas	$95,745	$6,637	$89,108	$276,745	$10,936	$265,809
EMEA	70,531	6,375	64,156	206,720	18,029	188,691
Asia Pacific	14,014	705	13,309	39,690	863	38,827
Total Customer Support Revenues	180,290	13,717	166,573	523,155	29,828	493,327
Cost of Customer Support Revenues	25,206	(2,291)	27,497	71,785	(9,812)	81,597
GAAP-based Customer Support Gross Profit	$155,084	$16,008	$139,076	$451,370	$39,640	$411,730
GAAP-based Customer Support Gross Margin %	86.0%		83.5%	86.3%		83.5%

% Customer Support Revenues by Geography:
Americas	53.1%		53.5%	52.9%		53.9%
EMEA	39.1%		38.5%	39.5%		38.2%
Asia Pacific	7.8%		8.0%	7.6%		7.9%
Customer support revenues increased by $13.7 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in Americas of $6.6 million, an increase in EMEA of $6.4 million, and an increase in Asia Pacific of $0.7 million.
Customer support revenues increased by $29.8 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $18.0 million, an increase in Americas of $10.9 million, and an increase in Asia Pacific of $0.9 million.
The acquisition of GXS during the third quarter of Fiscal 2014 contributed approximately $5.8 million of customer support revenues.
Cost of customer support revenues decreased during the three and nine months ended March 31, 2014 by $2.3 million and $9.8 million, respectively. This was primarily due to a reduction in the installed base of third party products. As a result, the gross margin percentage on customer support revenues increased to approximately 86% for the three and nine months ended March 31, 2014, respectively, from approximately 83%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Professional Service and Other Revenues:
Americas	$28,435	$(1,877)	$30,312	$88,692	$(11,730)	$100,422
EMEA	27,200	2,540	24,660	81,788	7,344	74,444
Asia Pacific	5,346	1,425	3,921	15,355	204	15,151
Total Professional Service and Other Revenues	60,981	2,088	58,893	185,835	(4,182)	190,017
Cost of Professional Service and Other Revenues	49,218	(483)	49,701	145,898	(3,097)	148,995
GAAP-based Professional Service and Other Gross Profit	$11,763	$2,571	$9,192	$39,937	$(1,085)	$41,022
GAAP-based Professional Service and Other Gross Margin %	19.3%		15.6%	21.5%		21.6%

% Professional Service and Other Revenues by Geography:
Americas	46.6%		51.5%	47.7%		52.8%
EMEA	44.6%		41.9%	44.0%		39.2%
Asia Pacific	8.8%		6.6%	8.3%		8.0%
Professional service and other revenues increased by $2.1 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in EMEA of $2.5 million, an increase in Asia Pacific of $1.4 million, offset by a decrease in Americas of $1.9 million.
Professional service and other revenues decreased by $4.2 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $11.7 million, offset by an increase in EMEA of $7.3 million, and an increase in Asia Pacific of $0.2 million.
During the three months ended March 31, 2014, the gross margin percentage on professional service and other revenues increased to approximately 19% from approximately 16%, primarily on account of lower labour related expenses.
Cost of professional service and other revenues decreased by $3.1 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year, primarily resulting from lower labour related expenses in tandem with lower professional services revenue attainment. This decrease was offset partly by an increase in the usage of subcontractors. Overall, gross margin percentage on professional service and other revenues remained stable at approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Amortization of acquired technology-based intangible assets	$17,147	$(5,911)	$23,058	$51,712	$(18,319)	$70,031

During the three and nine months ended March 31, 2014, amortization of acquired technology-based intangible assets decreased by $5.9 million and $18.3 million, respectively, as compared to the same period in the prior fiscal year. This is due to the intangible assets pertaining to our acquisitions of Vignette Corporation, Hummingbird Corporation, and Captaris Inc. becoming fully amortized, offset by the addition of new acquired technology-based intangible assets resulting from our acquisition of GXS in the third quarter of Fiscal 2014.
Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Research and development	$47,199	$4,196	$43,003	$129,332	$7,705	$121,627
Sales and marketing	93,700	16,373	77,327	244,403	34,584	209,819
General and administrative	39,336	13,574	25,762	101,037	19,569	81,468
Depreciation	10,527	4,463	6,064	23,883	5,605	18,278
Amortization of acquired customer-based intangible assets	24,679	7,530	17,149	54,388	2,840	51,548
Special charges	15,902	10,458	5,444	25,901	8,634	17,267
Total operating expenses	$231,343	$56,594	$174,749	$578,944	$78,937	$500,007

% of Total Revenues:
Research and development	10.7%		12.7%	11.4%		12.0%
Sales and marketing	21.2%		22.9%	21.6%		20.7%
General and administrative	8.9%		7.6%	8.9%		8.0%
Depreciation	2.4%		1.8%	2.1%		1.8%
Amortization of acquired customer-based intangible assets	5.6%		5.1%	4.8%		5.1%
Special charges	3.6%		1.6%	2.3%		1.7%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses, and facility costs. Research and development assists with organic growth, improves product stability and functionality, and as such we dedicate extensive efforts to update and upgrade our product offering. The primary driver is typically budgeted software upgrades and software development.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$4,643	$7,608
Contract labour and consulting	(1,797)	(4,939)
Share based compensation	(81)	872
Travel and communication	(55)	683
Facilities	838	2,350
Other miscellaneous	648	1,131
Total year-over-year change in research and development expenses	$4,196	$7,705
Research and development expenses increased by $4.2 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was primarily due to a $4.6 million increase in payroll and payroll-related benefits, offset by a $1.8 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have decreased slightly to 11% from 13% in the same period in the prior fiscal year.
Research and development expenses increased by $7.7 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This was primarily due to a $7.6 million increase in payroll and payroll-

related benefits, offset by a $4.9 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. The increase in labour resources, as well as the acquisition of Cordys in the first quarter of Fiscal 2014, resulted in a $2.4 million increase in the use of facility and related resources, and a $0.7 million increase in travel and communication costs. Overall, our research and development expenses, as a percentage of total revenues, have decreased to 11% from 12% in the same period of the prior fiscal year.
Overall, the increase in payroll and payroll-related benefits during the three and nine months ended March 31, 2014 can be attributed to an increase in labour resources of 1,341 research and development employees at March 31, 2013 to 1,854 research and development employees at March 31, 2014.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$8,132	$16,957
Commissions	5,380	10,394
Contract labour and consulting	(189)	(2,075)
Share based compensation	(742)	113
Travel and communication	(182)	1,395
Marketing expenses	3,315	4,013
Facilities	1,043	3,345
Other miscellaneous	(384)	442
Total year-over-year change in sales and marketing expenses	$16,373	$34,584
Sales and marketing expenses increased by $16.4 million during the three months ended March 31, 2014, as compared to the same period in the prior fiscal year. This is primarily due to a $8.1 million increase in payroll and payroll-related benefits, and a $5.4 million increase in commission benefits due to the overall increase in revenues. In addition, marketing expenses increased by $3.3 million, primarily on account of our "Innovation Tour", which are user conferences that were held in various countries during the fiscal quarter, and the impact of acquisitions. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased to approximately 21% from 23% in the same period in the prior fiscal year.
Sales and marketing expenses increased by $34.6 million during the nine months ended March 31, 2014, as compared to the same period in the prior fiscal year. This is primarily due to a $17.0 million increase in payroll and payroll-related benefits, a $10.4 million increase in commission benefits, as well as by the acquisitions we made during the first nine months of Fiscal 2014. In addition, marketing expenses increased by approximately $4.0 million, primarily on account of our "Innovation Tour" and the impact of acquisitions. Overall, our sales and marketing expenses, as a percentage of total revenues, have increased to approximately 22% from 21% in the same period in the prior fiscal year.
Overall, the increase in payroll and payroll-related benefits during the three and nine months ended March 31, 2014 can be attributed to an increase in labour resources of 1,125 sales and marketing employees at March 31, 2013 to 1,425 sales and marketing employees at March 31, 2014.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2014 and 2013	2014 and 2013
Payroll and payroll-related benefits	$3,744	$4,936
Contract labour and consulting	955	721
Share based compensation	1,288	4,148
Travel and communication	(143)	(80)
Facilities	968	1,141
Other miscellaneous	6,762	8,703
Total year-over-year change in general and administrative expenses	$13,574	$19,569
General and administrative expenses increased by $13.6 million during the three months ended March 31, 2014 as compared to the same period in the prior fiscal year. This is primarily due to a $6.8 million increase in other miscellaneous expenses, which includes professional fees such as legal, audit, and tax related expenses. Legal fees have increased primarily on account of litigation that we are pursuing with respect to amounts potentially recoverable by us. Audit and tax fees have increased due to our increased acquisition related activities. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.
General and administrative expenses increased by $19.6 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This is primarily due to a $8.7 million increase in other miscellaneous expenses, which includes professional fees such as legal, audit, and tax related expenses. Legal fees have increased primarily on account of litigation that we are pursuing with respect to amounts potentially recoverable by us. Audit and tax fees have increased accordingly, in respect to our increased acquisition related activities. Payroll and payroll related benefits increased by $4.9 million, primarily as a result of acquisitions made during the first nine months of Fiscal 2014. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.
Overall, the increase in payroll and payroll-related benefits and share-based compensation expense during the three and nine months ended March 31, 2014 can primarily be attributed to an increase in labour resources of 745 general and administrative employees at March 31, 2013 to 985 general and administrative employees at March 31, 2014.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Depreciation	$10,527	$4,463	$6,064	$23,883	$5,605	$18,278
Depreciation expenses increased during the three and nine months ended March 31, 2014 by $4.5 million and $5.6 million, respectively. This is due to an increase in capital expenditures and the acquisitions of Cordys and GXS during Fiscal 2014.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Amortization of acquired customer-based intangible assets	$24,679	$7,530	$17,149	$54,388	$2,840	$51,548
Acquired customer-based intangible assets amortization expense increased during the three and nine months ended March 31, 2014 by $7.5 million and $2.8 million, respectively. This is primarily due to the acquisition of GXS during the third quarter of Fiscal 2014, offset by the intangible assets pertaining to our acquisition of Hummingbird Corporation becoming fully amortized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Special charges	$15,902	$10,458	$5,444	$25,901	$8,634	$17,267
Special charges increased during the three and nine months ended March 31, 2014 by $10.5 million and $8.6 million, respectively, as compared to the same periods in the prior fiscal year. This was primarily due to an increase in restructuring activities and acquisition related costs.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Other income (expense), net	$1,652	$1,415	$237	$2,838	$1,131	$1,707
Net Interest and other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents and income from investments.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Interest and other related expense, net	$9,734	$5,625	$4,109	$17,159	$4,167	$12,992
Net interest and other related expense increased by $5.6 million during the three months ended March 31, 2014 as a result of additional interest expense related to our Term Loan B.
Net interest and other related expense increased by $4.2 million during the nine months ended March 31, 2014, primarily as a result of additional interest expense related to our Term Loan B, partially offset by the investment income of approximately $0.7 million that was received in the second quarter of Fiscal 2014 as part of an income distribution made from one of our investments. We do not expect such income distributions to be made regularly. In addition, interest expense related to Term Loan A decreased by approximately $1.7 million as a result of a reduction in the interest rate, as compared to the same period in the prior fiscal year.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Provision for income taxes	$12,971	$1,784	$11,187	$48,576	$18,017	$30,559
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 22.1% for the three months ended March 31, 2014 from 30.2% for the three months ended March 31, 2013 primarily due to a decrease of $3.4 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate increased to 27.2% for the nine months ended March 31, 2014 from 22.3% for the nine months ended March 31, 2013 primarily due to an increase in the net expense on account of unrecognized tax benefits with related interest and penalties in the amount of $13.6 million offset by a decrease of $5.0 million related to the impact of adjustments in the United States, Germany and Australia upon filing tax returns in Fiscal 2014 as compared to Fiscal 2013. The remainder of the differences are due to normal course movement and non-material items.
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.

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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2014
(in thousands except for per share data)

	Three Months Ended March 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$49,464		$(167)	(1)	$49,297
Customer support	25,206		(138)	(1)	25,068
Professional service and other	49,218		(245)	(1)	48,973
Amortization of acquired technology-based intangible assets	17,147		(17,147)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	298,192	67.3%	17,697	(3)	315,889	71.3%
Operating expenses
Research and development	47,199		(384)	(1)	46,815
Sales and marketing	93,700		(1,926)	(1)	91,774
General and administrative	39,336		(1,558)	(1)	37,778
Amortization of acquired customer-based intangible assets	24,679		(24,679)	(2)	—
Special charges	15,902		(15,902)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	66,849	15.1%	62,146	(5)	128,995	29.1%
Other income (expense), net	1,652		(1,652)	(6)	—
Provision for (recovery of) income taxes	12,971		3,814	(7)	16,785
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	45,884		56,680	(8)	102,564
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.38		$0.46	(8)	$0.84

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$102,564	$0.84
Less:
Amortization	41,826	0.34
Share-based compensation	4,418	0.04
Special charges	15,902	0.13
Other (income) expense, net	(1,652)	(0.01)
GAAP-based provision for (recovery of) income taxes	12,971	0.11
Non-GAAP based provision for income taxes	(16,785)	(0.15)
GAAP-based net income, attributable to OpenText	$45,884	$0.38

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2013
(in thousands except for per share data)

	Three Months Ended March 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$18,741		$(50)	(1)	$18,691
Customer support	27,497		(130)	(1)	27,367
Professional service and other	49,701		(295)	(1)	49,406
Amortization of acquired technology-based intangible assets	23,058		(23,058)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	215,619	63.9%	23,533	(3)	239,152	70.8%
Operating expenses
Research and development	43,003		(498)	(1)	42,505
Sales and marketing	77,327		(2,634)	(1)	74,693
General and administrative	25,762		(270)	(1)	25,492
Amortization of acquired customer-based intangible assets	17,149		(17,149)	(2)	—
Special charges	5,444		(5,444)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	40,870	12.1%	49,528	(5)	90,398	26.8%
Other income (expense), net	237		(237)	(6)	—
Provision for (recovery of) income taxes	11,187		893	(7)	12,080
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	25,811		48,398	(8)	74,209
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.22		$0.41	(8)	$0.63

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$74,209	$0.63
Less:
Amortization	40,207	0.34
Share-based compensation	3,877	0.03
Special charges	5,444	0.05
Other (income) expense, net	(237)	—
GAAP-based provision for (recovery of) income taxes	11,187	0.09
Non-GAAP based provision for income taxes	(12,080)	(0.10)
GAAP-based net income, attributable to OpenText	$25,811	$0.22

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2014
(in thousands except for per share data)

	Nine Months Ended March 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$79,692		$(145)	(1)	$79,547
Customer support	71,785		(547)	(1)	71,238
Professional service and other	145,898		(743)	(1)	145,155
Amortization of acquired technology-based intangible assets	51,712		(51,712)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	771,767	68.3%	53,147	(3)	824,914	73.0%
Operating expenses
Research and development	129,332		(1,906)	(1)	127,426
Sales and marketing	244,403		(6,200)	(1)	238,203
General and administrative	101,037		(6,166)	(1)	94,871
Amortization of acquired customer-based intangible assets	54,388		(54,388)	(2)	—
Special charges	25,901		(25,901)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	192,823	17.1%	147,708	(5)	340,531	30.1%
Other income (expense), net	2,838		(2,838)	(6)	—
Provision for (recovery of) income taxes	48,576		(3,216)	(7)	45,360
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	130,014		148,086	(8)	278,100
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.08		$1.24	(8)	$2.32

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$278,100	$2.32
Less:
Amortization	106,100	0.88
Share-based compensation	15,707	0.13
Special charges	25,901	0.22
Other (income) expense, net	(2,838)	(0.02)
GAAP-based provision for (recovery of) income taxes	48,576	0.40
Non-GAAP based provision for income taxes	(45,360)	(0.37)
GAAP-based net income, attributable to OpenText	$130,014	$1.08

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2013
(in thousands except for per share data)

	Nine Months Ended March 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$54,669		$(80)	(1)	$54,589
Customer support	81,597		(275)	(1)	81,322
Professional service and other	148,995		(660)	(1)	148,335
Amortization of acquired technology-based intangible assets	70,031		(70,031)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	648,199	63.8%	71,046	(3)	719,245	70.8%
Operating expenses
Research and development	121,627		(1,167)	(1)	120,460
Sales and marketing	209,819		(5,953)	(1)	203,866
General and administrative	81,468		(2,018)	(1)	79,450
Amortization of acquired customer-based intangible assets	51,548		(51,548)	(2)	—
Special charges	17,267		(17,267)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	148,192	14.6%	148,999	(5)	297,191	29.2%
Other income (expense), net	1,707		(1,707)	(6)	—
Provision for (recovery of) income taxes	30,559		9,229	(7)	39,788
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	106,348		138,063		244,411
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.90		$1.17	(8)	$2.07

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$244,411	$2.07
Less:
Amortization	121,579	1.03
Share-based compensation	10,153	0.09
Special charges	17,267	0.15
Other (income) expense, net	(1,707)	(0.01)
GAAP-based provision for (recovery of) income taxes	30,559	0.26
Non-GAAP based provision for income taxes	(39,788)	(0.35)
GAAP-based net income, attributable to OpenText	$106,348	$0.90

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2014	Change increase (decrease)	As of June 30, 2013
Cash and cash equivalents	$336,071	$(134,374)	$470,445

	Nine Months Ended March 31,
(In thousands)	2014	Change	2013
Cash provided by operating activities	282,213	$28,928	253,285
Cash used in investing activities	(1,140,106)	$(788,448)	(351,658)
Cash provided by (used in) financing activities	717,751	$732,617	(14,866)
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less.
In connection with our recent acquisition of GXS, we entered into a new credit agreement on January 16, 2014 to borrow $800 million. For further details on this borrowing, see "Long-term Debt and Credit Facilities" below as well as a copy of the agreement filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 16, 2014.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next 12 months. However, any further material or acquisition-related activities may require additional sources of financing and be subject to financial covenants established under our credit facilities.
We do not have any material restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Cash flows provided by operating activities
Cash flows from operating activities increased by $28.9 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year due to an increase in net income before the impact of non-cash items of $22.4 million and an increase in changes from working capital of $6.5 million.
Cash used in investing activities
Our cash used in investing activities is primarily on account of acquisitions.
Cash flows used in investing activities increased by $788.4 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. This is primarily due to the higher consideration for our acquisitions made during Fiscal 2014 than for our acquisitions made during the first nine months of Fiscal 2013. Additionally, we invested $12.7 million in incremental additions to property and equipment and $2.5 million in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $732.6 million during the nine months ended March 31, 2014 as compared to the same period in the prior fiscal year. In the third quarter of Fiscal 2014 we received a net amount of approximately $785 million under our new term loan facility (Term Loan B) to fund, in part, our acquisition of GXS. In addition we received $19.7 million from shares issued under stock option and employee share purchase plans. This was offset by $53.7 million in cash dividend payments made to our shareholders during Fiscal 2014, and a $9.5 million increase in principal repayments on our term loans.

Cash Dividends
During the three and nine months ended March 31, 2014, we declared and paid cash dividends of $0.15 per Common Share, and $0.45 per Common Share, respectively, on a post stock-split basis, that totaled $18.2 million and $53.7 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Term Loan A and Revolver
As of March 31, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus 2.25%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of March 31, 2014, we have not drawn any amounts on the Revolver.
On December 16, 2013, we entered into a First Amendment to Term Loan A (the Amendment). The Amendment, among other things, (i) modifies the leverage ratio condition for incurring additional debt under a debt basket to a consolidated senior secured leverage ratio of less than 2.75:1.00 (formerly 2.50:1.00); and (ii) replaces the income-based basket in the restricted payments negative covenant (formerly 50% of consolidated net income) with a basket of up to 35% of consolidated earnings, before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. The Amendment did not impact our "consolidated leverage" or "consolidated interest coverage" covenants. For more details of this Amendment, see Exhibit 10.1 filed under the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013.
We must continue to maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2014, our consolidated leverage ratio was 2.9:1.
We must also continue to maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of March 31, 2014, our consolidated interest coverage ratio was 19.6:1.
We utilize our long-term debt facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
For more details relating to our Term Loan A, see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Term Loan B
In connection with the acquisition of GXS, on January 16, 2014, we entered into a second credit facility, which provides for a $800 million term loan facility with certain lenders named therein, Barclays Bank PLC (Barclays), as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets as lead arrangers and joint bookrunners (Term Loan B). Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity.
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

Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. Currently the interest rate is at 3.25%.
Term Loan B has incremental facility capacity of (i) $250 million plus (ii) additional amounts, subject to meeting a “consolidated senior secured net leverage” ratio not exceeding 2.75:1.00, in each case subject to certain conditions. Consolidated senior secured net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, that is secured by our or any of our subsidiaries’ assets, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges.
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2014, our consolidated net leverage ratio was 2.16:1.
For further details relating to Term Loan B, please see note 10 of our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2014. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We entered into this mortgage in December 2005. As of March 31, 2014, the carrying value of the mortgage was $9.4 million. As of March 31, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.8 million.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we are, concurrently with the filing of this Quarterly Report on Form 10-Q, filing a universal shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which becomes effective automatically. We currently do not have any commitments or plans to sell any securities on a primary basis under the Shelf Registration Statement at this time.
The Shelf Registration Statement allows for primary and secondary offering from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf prospectus qualifying the distribution of such securities will also be filed with certain Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and such Canadian securities regulators. Following the filing of the Shelf Registration Statement, it is expected that a prospectus supplement will be filed in the near term to allow certain selling shareholders to resell their OpenText Common Shares acquired in connection with the GXS acquisition (see note 18 “Acquisitions” to our Condensed Consolidated Financial Statements). Any such resales by the selling shareholders may only be made by means of such prospectus supplement and the accompanying prospectus, and no assurance can be given that any such offers and sales will in fact be made.
Pensions
As of March 31, 2014, our total unfunded pension plan obligation was $57.6 million, of which $1.7 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to this obligation in the normal course of operations.

Our anticipated payments under our most significant plans for CDT, GXS Germany and GXS Philippines, for the fiscal years indicated below are as follows:

CDT defined benefit plan	Fiscal years ending June 30,
2014 (three months ending June 30)	$159
2015	656
2016	732
2017	798
2018	856
2019 to 2023	6,626
Total	$9,827

GXS Germany defined benefit plan*	Fiscal years ending June 30,
2014 (three months ending June 30)	$239
2015	969
2016	1,020
2017	1,112
2018	1,219
2019 to 2023	7,715
Total	$12,274

GXS Philippines defined benefit plan*	Fiscal years ending June 30,
2014 (three months ending June 30)	$3
2015	15
2016	28
2017	37
2018	52
2019 to 2023	1,115
Total	$1,250
* These plans were assumed with our acquisition of GXS on January 16, 2014.
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2014, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2014— June 30, 2014	July 1, 2014— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018 and beyond
Long-term debt obligations	$1,534,244	$23,206	$201,341	$482,324	$827,373
Operating lease obligations*	222,023	13,381	87,322	58,028	63,292
Purchase obligations	28,751	5,073	19,636	4,042	—
	$1,785,018	$41,660	$308,299	$544,394	$890,665

*Net of $1.6 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on our term loans and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with ASC Topic 450-20. As of the date of this filing on Form 10-Q for the quarter ended March 31, 2014, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
In addition, Easylink is under audit for New York State sales tax for the periods from June 2004 through to August 2011. We intend to vigorously contest any assessments for this period based on facts and circumstances relating to business operations during this timeframe. However, the results of these audits, and the potential sales tax exposure for EasyLink, could be significantly influenced by the fact that our judicial appeal of the assessment against EasyLink for $0.5 million in tax, interest and penalties for New York State sales tax for the period March 2001 to May 2004 was denied. We believe we have established sufficient reserves for this matter.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.6 million as of March 31, 2014. We currently have in place a bank guarantee in the amount of $3.5 million in recognition of this dispute. However we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $10.3 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the district of Bangalore. Both U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at arm’s-length prices. Accordingly, we determine the pricing for such transactions on the basis of detailed functional and economic analysis involving benchmarking against similar transactions among entities that are not under common control. If the applicable tax authorities determine that the transfer price applied was not appropriate, we may incur an increased tax liability, including accrued interest and penalties. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.4 million to cover our anticipated financial exposure in this matter. There can be no assurance that appeals will be successful or that these appeals will be finally resolved in the near future. There is a possibility that we may receive similar orders for other years until the above disputes are resolved.
The United States Internal Revenue Service (“IRS”) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this report, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
Please also see "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan A and Term Loan B.
As of March 31, 2014, we had an outstanding balance of $525.0 million on Term Loan A. Term Loan A bears a floating interest rate of LIBOR plus 2.25%. As of March 31, 2014, an adverse change of one percent would have the effect of increasing our annual interest payment on Term Loan A by approximately $5.3 million, assuming that the loan balance as of March 31, 2014 is outstanding for the entire period.
As of March 31, 2014, we had an outstanding balance of $798.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of March 31, 2014, an adverse change of one percent would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.98 million, assuming that the loan balance as of March 31, 2014 is outstanding for the entire period.
At June 30, 2013, an adverse change of one percent would have had the effect of increasing our annual interest payment on Term Loan A by approximately $5.6 million, assuming that the loan balance was outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at March 31, 2014, a one cent change in the Canadian dollar to U.S. dollar exchange rates would cause a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts.

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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2014 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2014	U.S. Dollar Equivalent at June 30, 2013
Canadian Dollar	$11,996	$7,942
Swiss Franc	8,107	6,303
Euro	74,946	102,104
British Pound	17,574	24,925
Other foreign currencies	45,642	59,959
Total cash and cash equivalents denominated in foreign currencies	158,265	201,233
U.S. dollar	177,806	269,212
Total cash and cash equivalents	$336,071	$470,445
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $15.8 million, assuming constant foreign currency cash and cash equivalents (June 30, 2013—$20.1 million).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of our acquisition of GXS on January 16, 2014, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), subsequent to the date of acquisition, includes certain additional internal controls relating to GXS. Aside from the acquisition of GXS there has been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the possibility that we may have failed to discover liabilities of GXS during our due diligence investigation as part of the acquisition of GXS for which we, as a successor owner, may be responsible; and

•	provisions in our and GXS’ contracts with third parties that may limit our flexibility to take certain actions.
As a result of these difficulties and risks, we may not accomplish the integration of GXS’ business smoothly, successfully or within our budgetary expectations and anticipated timetable, which may result in a failure to realize some or all of the anticipated benefits of the acquisition of GXS.
Our indebtedness following the acquisition of GXS is significantly higher than our indebtedness prior to the acquisition, which could limit our operations and opportunities.
Our increased debt service obligations on account of our acquisition of GXS could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. The terms of Term Loan A and Term Loan B include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan A includes a financial covenant relating to a minimum consolidated interest coverage ratio and both Term Loan A and Term Loan B include a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan A and Term Loan B could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.

We may have made certain assumptions relating to GXS or the acquisition that may prove to be materially inaccurate.
Even if the integration is successful, we may have made certain assumptions relating to the acquisition of GXS which may prove to be inaccurate, including with respect to general economic and business conditions that could have an adverse effect on the combined company following the acquisition. These assumptions relate to numerous matters, including: our assessments of the asset quality and value of GXS and its assets; projections of the business and GXS’ future financial performance; our ability to realize synergies related to commercialization and distribution of new and existing products and services, and back office and administrative consolidation; acquisition costs, including amounts payable in cash with respect to dissenting shares and potential restructuring charges, which could be reflected in subsequent quarters; our ability to maintain, develop and deepen relationships with GXS’ customers; and our belief that the indemnification and escrow arrangements that we have negotiated in the merger agreement will prove adequate.
If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisition of GXS may not be realized.
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations.
Prior to the consummation of the acquisition of GXS, the Company and GXS operated independently. Our success as a combined business will depend, in part, upon our ability to retain key employees, especially during the integration phase of the two businesses. It is possible that the integration process could result in current and prospective employees of ours and GXS to experience uncertainty about their future roles with us, which could have an adverse effect on our ability to retain key managers and other employees. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us, the loss of their services and their experience and knowledge regarding our business could have an adverse effect on our future operating results and the successful ongoing operation of our businesses.
GXS’ business relationships may be subject to disruption due to uncertainty associated with the acquisition.
Parties with which GXS conducted business prior to consummation of the acquisition by us may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. As a result, business relationships with GXS’ customers and others may be subject to disruptions if they attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects.
The sale by the selling shareholders of the Common Shares issued in connection with the acquisition of GXS could have the effect of depressing the price of our Common Shares.
In connection with the completion of the acquisition of GXS, we issued 2,595,042 Common Shares on a post-stock split basis. These shares are subject to certain demand and piggyback registration rights granted to the holders of such Common Shares. In response to the demand and piggyback registration requests we received, we are, concurrently with the filing of this Quarterly Report on Form 10-Q, filing the Shelf Registration Statement with the SEC and certain Canadian securities regulators, which will become effective automatically. Following the filing of the Shelf Registration Statement, it is expected that a prospectus supplement will be filed in the near term to allow the requesting holders to resell their Common Shares. Any such resales by selling shareholders may only be made by means of such prospectus supplement and the accompanying prospectus, and no assurance can be given that any such offers and sales will in fact be made. Sales by these selling shareholders or perceptions of future sales of equity securities may have a negative effect on the market price of our Common Shares.
A tax examination by the IRS may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate; and an adverse outcome could have a material adverse effect on our financial position and results of operations.
The IRS is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate.  As of the date of this report, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our consolidated financial statements. An adverse outcome could have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/14 to 01/31/14	—	$—	—	—
02/01/14 to 02/28/14	25,760	$49.49	—	—
03/01/14 to 03/31/14	—	$—	—	—
Total	25,760	$49.49	—	—
The above represents Common Shares repurchased for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise. For more details of this repurchase, please see “Treasury Stock” under note 12 “Share Capital, Option Plans and Share-based Payments” to our Condensed Consolidated Financial Statements.
As a result of the two-for-one stock split, effected on February 18, 2014 by way of a stock dividend, all historical per share data and number of Common Shares outstanding are presented on a post stock-split basis.
Item 5. Other Information
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we are, concurrently with the filing of this Quarterly Report on Form 10-Q, filing the Shelf Registration Statement with the SEC, which becomes effective automatically. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Shelf Registration Statement.”
Selected Financial Data
In connection with the filing of the Shelf Registration Statement, we are providing the following table, which summarizes our selected consolidated financial data for the periods indicated. On January 23, 2014, we announced that our Board of Directors approved a two-for-one stock-split of our outstanding Common Shares. The two-for-one stock-split was implemented by way of a stock dividend whereby shareholders received one Common Share for each Common Share held. The record date for the stock dividend was February 7, 2014 and the payment date was February 18, 2014. As a result of the stock-split, all historical per share data and number of Common Shares outstanding, as illustrated below, have been presented on a post stock-split basis.

	Year ended June 30,
(in thousands, except share data)	2013	2012	2011
Net income for the period	$148,520	$125,174	$123,203
Earnings per share - basic	$1.27	$1.08	$1.08
Earnings per share - diluted	$1.26	$1.07	$1.06
Weighted average number of Common Shares outstanding - basic	117,208	115,780	114,154
Weighted average number of Common Shares outstanding - diluted	118,124	117,468	116,520
Dividends declared per Common Share	$0.15	$—	$—

Item 6.    Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November 4, 2013, among Open Text Corporation, Ocelot Merger Sub, Inc., GXS Group, Inc. and the stockholders' representative named therein (2)
2.2	Support Agreement, dated as of November 4, 2013, among GXS Group, Inc., Open Text Corporation, and Global Acquisition LLC (2)
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

10.4*	Amending Agreement to the Restricted Share Unit Grant Agreement between Mark Barrenechea and the Company (5)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation

*    Indicates management contract relating to compensatory plans or arrangements

(1)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on February 5, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: April 24, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)