Form 10-K
period 2014-06-30
OPEN TEXT CORP
filed 2014-07-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2013, the end of the registrant's most recently completed second fiscal quarter, was approximately $4.6 billion. The number of the Registrant's Common Shares outstanding as of July 28, 2014 was 121,787,704.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

PART I

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2014, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.

Item 1.    Business
Overview
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. Throughout this Annual Report on Form 10-K: (i) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; (ii) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; and (iii) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
As a result of the two-for-one stock split, effected February 18, 2014 by way of a stock dividend, all historical share numbers and per share data are presented on a post stock-split basis.
In Fiscal 2014, we completed the acquisition of GXS Group, Inc. (GXS) as more fully discussed in note 18 "Acquisitions" to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Information contained in this Annual Report on Form 10-K includes GXS with effect from January 16, 2014.
General
We are an independent software company providing a comprehensive suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and aim to ensure the security and privacy of information demanded in today's highly regulated climate.
Our products and services provide the benefits of organizing and managing business content, while leveraging it to operate more efficiently and effectively. Our solutions incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market. In addition, we provide solutions that facilitate the exchange of transactions that occur between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and are central to a company’s ability to effectively collaborate with its partners.
We operate in a market known as Enterprise Information Management (EIM). This is a comprehensive market category that includes a rich set of capabilities that allow organizations to manage content by optimizing the value of business information while reducing the costs associated with capturing, storing, and managing information. At its core, EIM is about helping organizations get the most out of information. Our EIM offerings include Enterprise Content Management (ECM), Business Process Management (BPM), Customer Experience Management (CEM), Information Exchange (iX), and Discovery, and are designed to deliver:

(i)	Increased compliance with information governance resulting in reduced exposure to risk of regulatory sanctions related to how information is handled and protected;

(ii)	Lower cost of storage and management of information through improved classification and archiving strategies;

(iii)	Reduced infrastructure costs due to, among other factors, legacy decommissioning capabilities of EIM and cloud and hosted services deployment models;

(iv)
Improved innovation, productivity and time-to-market as a result of letting employees, trading partners and customers work with information and collaborate in ways which are intuitive, automated, and flexible; and

(v)	Increased revenue streams with the enablement of easy expansion across new channels and, ultimately, new markets.
OpenText Products and Services
Our portfolio is comprised of capabilities in the following areas:
Enterprise Content Management
We facilitate ECM with an integrated set of technologies that manage information throughout its lifecycle and improve business productivity, all while mitigating the risk and controlling the costs of growing volumes of content.
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

•
Email Solutions enable the archiving, control, and monitoring of email, regardless of platform, to reduce the size of the email database, improve email server performance, control the lifecycle of email content, and monitor email content to improve compliance.

•
Collaboration capabilities designed to facilitate people, teams, and partners working with each other in the context of content and business processes. These tools include project and community workspaces, wikis, polls, cloud-based file sharing, blogs, and discussion forums.

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

•
Business Architecture solutions deliver a complete platform for enterprise business planning, modeling, and architecture that enable customers to implement best-practice solutions to their most pressing process and information management challenges and execute on operational planning and transformation initiatives.

•
Reporting and Analytic solutions deliver dashboard reporting capabilities designed to increase operational visibility, improve performance measurement, determine bottlenecks and identify process issues, and, ultimately, enhance overall business decision-making.

Customer Experience Management
CEM generates improved time-to-market by giving customers, employees, and channel partners personalized and engaging experiences.
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

•
Customer Communications Management software makes it possible for organizations to process and deliver highly personalized documents in paper or electronic format rather than a “one message fits all” approach.

•	Social Communities applications help companies “socialize” their web presence by adding blogs, wikis, ratings and reviews, and build communities for public websites and employee intranets.

•
Portal enables organizations to aggregate, integrate and personalize corporate information and applications and provide a central, contextualized, and personalized view of information for executives, departments, partners, and customers.

Information Exchange
iX is a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise.
Our iX capabilities include the following:

•	Business-to-Business (B2B) Integration services help optimize the reliability, reach, and cost efficiency of an enterprise's electronic supply chain while reducing costs, infrastructure and overhead.

•
Fax Solutions automate business fax and electronic document distribution to improve the business impact of company information, increase employee productivity and decrease paper-based operational costs.

•	Connectivity provides access to critical business applications with virtual desktop solutions and terminal emulation for desktops and mobile devices.

•
Capture and Recognition systems convert documents from analog sources, such as paper or facsimile (fax), to electronic documents and apply value-added functions, such as optical / intelligent character recognition (OCR/ICR) and barcode scanning, and then release these documents into OpenText or third party repositories where they can be stored, managed, and searched.

•
Secure Messaging helps to share and synchronize files across an organization, across teams and with business partners, while leveraging the latest smartphones and tablets to provide information on the go without sacrificing information governance or security.

Discovery
Discovery solutions organize and visualize all relevant content and make it possible for business users to quickly locate information and make better informed decisions based on timely, contextualized information.
Our Discovery capabilities include the following:

•	Search addresses information security and productivity requirements by securely indexing all information for fast retrieval and real-time monitoring.

•	Content Analytics helps information-rich organizations to extract meaning, nuance and content from vast amounts of unstructured content.

•	Semantic Navigation improves the end-user experience of websites by enabling intuitive visual exploration of site content through contextual navigation.

•	Auto-Classification improves the quality of information governance through intelligent metadata extraction and accurate classification of information.

•	eDiscovery enables the in-sourcing of legal discovery processes through the ability to classify, analyze and extract relevant information in an automated fashion.

•
Information Access Platform makes it possible for organizations to deal with the issue of so-called “information silos” resulting from, for instance, numerous legacy systems, multiple business applications for the same solution, in-house built systems and acquired company infrastructure. An information access platform allows organizations to consolidate, decommission, archive and migrate content from virtually any system or information repository.

OpenText Revenues
Our business consists of four revenue streams: license, customer support, professional service and other, and cloud services. For information regarding our revenues and assets by geography for Fiscal 2014, Fiscal 2013 and Fiscal 2012, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
License
License revenues consist of fees earned from the licensing of software products to our customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. The decision by a customer to license our software products often involves a comprehensive implementation process across the customer’s network or networks and the licensing and implementation of our software products may entail a significant commitment of resources by prospective customers.
Customer Support
The first year of our customer support offering is usually purchased by customers together with the license of our EIM software products. Customer support is typically renewed on an annual basis and historically customer support revenues have been a significant portion of our total revenue. Through our OpenText customer support programs, customers receive access to software upgrades, a knowledge base, discussions, product information, and an online mechanism to post and review “trouble tickets”. Additionally, our customer support teams handle questions on the use, configuration, and functionality of OpenText products and can help identify software issues, develop solutions, and document enhancement requests for consideration in future product releases.
Professional Service and Other
We provide consulting and learning services to customers and generally these services relate to the implementation, training and integration of our licensed product offerings into the customer's systems.
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
Cloud Services
Cloud services revenues consist of services arrangements that allow our customers to make use of OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period.
In addition, the acquisition of GXS combines GXS' portfolio of B2B integration solutions, such as messaging services, and managed services, with offerings in OpenText’s iX portfolio. Messaging services allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, among businesses worldwide. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, and customer support. These services enable customers to effectively manage the flow of electronic transaction information with their trading partners and reduce the complexity of disparate standards and communication protocols.
Marketing and Sales
Customers
Our customer base consists of a number of Global 10,000 organizations, some mid-market companies and government agencies. Historically, including Fiscal 2014, no single customer has accounted for 10% or more of our total revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2014 we generated approximately 54% of our revenues from our “Americas” region, which consists of countries in North, Central, and South America, approximately 36% from our "EMEA" region, which consists of countries in Europe, Africa, and the United Arab Emirates, and approximately 10% from our "Asia Pacific" region, which primarily consists of Japan, Australia, Hong Kong, Singapore, and New Zealand. We make direct sales of products and services through our global network of subsidiaries. Generally, each of our subsidiaries license our software and then make license sales and provide services to customers in its local country as well as in foreign countries where we do not have a local subsidiary.
Partners and Alliances
We also market our products and services worldwide through indirect channels. We partner with prominent organizations in the enterprise software and hardware industries in an effort to enhance the value of our solutions and the investments our customers have made in their existing systems. We strive to create mutually beneficial relationships with systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value.
Our strategic partners are:
OpenText and SAP AG (SAP)
OpenText and SAP have shared many years of partnership and close collaboration. Our solutions help customers improve the way they manage content from SAP systems in order to assist them to improve efficiency in key processes, manage compliance and reduce costs. Our targeted solutions let customers create, access, manage and securely archive content for SAP systems, including data, multimedia content, and documents. In addition, our solutions for SAP allow customers to address stringent requirements for risk reduction, operational efficiency and information technology consolidation. OpenText products are typically used by SAP customers as part of their key business processes.
OpenText and Microsoft Corporation (Microsoft)
Our strategic alliance with Microsoft offers integration between our EIM solutions and Microsoft's desktop and server products, such as Microsoft SharePoint and Exchange. Microsoft and OpenText have partnered to drive the creation of comprehensive business and industry-specific EIM solutions leveraging customers' significant investments in the Microsoft platform and productivity applications. We provide support for Microsoft platforms such as Windows and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an OpenText customer to work with information from Enterprise Resource Planning, Customer Relationship Management, EIM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.
OpenText and Oracle Corporation (Oracle)
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

Our global systems integrators are:
Accenture plc (Accenture)
Accenture, a global management consulting, technology services and outsourcing company, is one of our systems integrator partners. Together we provide strategic EIM solutions. Accenture's extensive experience with enterprise-rollout planning and design, combined with our EIM technology, provides solutions designed to address an organization's EIM requirements.
Deloitte Consulting LLP (Deloitte)
Deloitte is also one of our systems integrator partners. Together, we help organizations build value through improved ECM performance. Deloitte's services provide value across human capital, strategy and operations, and technology within multiple industries.
Other System Integrators
Other OpenText systems integrator partners include Cap Gemini Inc., CGI Group Inc. (through its acquisition of Logica plc), ATOS SE, and Raytheon Company.
International Markets
As a global provider of EIM software, OpenText products are sold and supported in more than 140 countries. We provide our product offerings worldwide. Our geographic coverage allows us to draw on business and technical expertise from a geographically diverse workforce, providing greater stability to our operations and revenue streams by diversifying our portfolio to better mitigate against the risks of a single geographically focused business.
There are inherent risks to conducting operations internationally. For more information about these risks, see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Our competitors are International Business Machines Corporation (IBM), EMC Corporation (EMC), Hewlett-Packard Company (HP) and Adobe. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition there are numerous, other niche software vendors in the information management space, such as j2, Axway, Seeburger Inc., and Pegasystems Inc., that compete with OpenText in certain segments of the EIM market. We also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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
Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $176.8 million for Fiscal 2014, $164.0 million for Fiscal 2013, and $169.0 million for Fiscal 2012. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operation. We expect to continue to invest in research and development to maintain and improve our products and services offerings.

Acquisitions during the last five fiscal years
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the marketplace and elsewhere in the high technology industry.
In Fiscal 2014, we completed the following acquisitions:

•
On January 16, 2014, we acquired GXS, a Delaware corporation and leader in cloud-based B2B integration services for $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares, on a post stock-split basis.

•
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), a leading provider of BPM and case management solutions, offered on one platform with cloud, mobile, and social capabilities, based in Putten, the Netherlands for $33.2 million.

Prior to Fiscal 2014, we completed the following acquisitions:

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

•
On July 13, 2011, we acquired Global 360 Holding Corp. (Global 360), a software company based in Dallas, Texas, USA, for $256.6 million. Global 360 offers case management and document-centric BPM solutions. The acquisition continued our expansion into the BPM market and added to our technology, talent, services, partner and geographical strengths.

•
On March 15, 2011, we acquired weComm Limited (weComm), based in London, United Kingdom, for $20.5 million. weComm's software platform offers deployment of media rich applications for mobile devices, including smart phones and tablets.

•
On February 18, 2011, we acquired Metastorm Inc. (Metastorm) for $182.0 million. Based in Baltimore, Maryland, USA, Metastorm provides BPM, Business Process Analysis (BPA), and Enterprise Architecture (EA) software that helps enterprises align their strategies with execution.

•
On October 27, 2010, we acquired StreamServe Inc. (StreamServe), a software company based in Burlington, Massachusetts, USA, for $70.5 million. StreamServe offers enterprise business communication solutions that help organizations process and deliver highly personalized documents in paper or electronic format.

•
On May 27, 2010, we completed our acquisition of Burntsand Inc. (Burntsand) for $10.8 million. Burntsand, based in Toronto, Ontario, Canada, is a provider of technology consulting services for customers with complex information processing and information management requirements, focusing in particular in areas such as ECM, Collaboration and Service Management.

•
On April 16, 2010, we acquired for $4.0 million the key assets of New Generation Consulting, Inc., a Chicago, Illinois, USA, based professional services company that delivers content enabled solutions to various U.S. based customers. This acquisition enhanced our professional services capabilities for content enabled solutions on Oracle business applications.

•
On April 1, 2010, we acquired Nstein Technologies Inc. (Nstein), a software company based in Montreal, Quebec, Canada, for $33.9 million, inclusive of cash acquired, and consideration paid in Common Shares. Nstein provides content management solutions which help enterprises centralize, understand and manage large amounts of content. Nstein's solutions include its patented “Text Mining Engine” which allows users to more easily search through different content and data.

•
On July 21, 2009, we acquired, by way of merger, all of the issued and outstanding shares of Vignette Corporation (Vignette), an Austin, Texas, USA, based company that provides and develops software used for managing and delivering business content for $321.4 million, inclusive of cash acquired, equity consideration provided and the fair value of shares already owned prior to acquisition date.

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
For more information on the risks related to our intellectual property rights, see "Risk Factors" included in Item 1A of this Annual Report on Form 10-K.
Employees
As of June 30, 2014, we employed a total of approximately 8,000 individuals. The approximate composition of our employee base is as follows: (i) 1,400 employees in sales and marketing, (ii) 1,900 employees in product development, (iii) 2,000 employees in cloud services, (iv) 1,000 employees in professional services, (v) 700 employees in customer support, and (vi) 1,000 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions where we operate, a “Workers' Council” represents our employees.
Available Information
Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at www.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report and should not be considered to be a part of this Annual Report. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
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
The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenues being recognized from quarter to quarter
The decision by a customer to license our software products or purchase our services often involves a comprehensive implementation process across the customer's network or networks. As a result, the licensing and implementation of our software products and any related services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant technology implementation projects. Given the significant investment and commitment of resources required by an organization to implement our software products, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. Also because of changes in customer spending habits, it may be difficult for us to budget, forecast and allocate our resources properly. In weak economic environments, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to license our software is delayed or if the implementation of these software products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenues, potentially negatively impacting our business, operating results and financial condition.
Our success depends on our relationships with strategic partners, distributors, and third party service providers and any reduction in the sales efforts by distributors, or cooperative efforts from our partners, or service from third party providers could materially impact our revenues
We rely on close cooperation with strategic partners for sales and software product development as well as for the optimization of opportunities that arise in our competitive environment. A portion of our license revenues is derived from the licensing of our software products through third parties. Also, a portion of our service revenues may be impacted by the level of service provided by third party service providers relating to internet, telecommunications and power services. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing distributors or develop a sufficient number of future distributors. Distributors may also give higher priority to the licensing of software products other than ours (which could include competitors' products) or may not devote sufficient resources to marketing our software products. The performance of third party distributors and third party service providers is largely outside of our control, and we are unable to predict the extent to which these distributors and service providers will be successful in either marketing and licensing our software products or providing adequate internet, telecommunication and power services so that disruptions and outages are not experienced by our customers. A reduction in strategic partner cooperation or sales efforts, a decline in the number of distributors, a decision by our distributors to discontinue the licensing of our software products or a decline or disruption in third party services could cause users and the general public to perceive our software products and services as inferior and could materially reduce revenues.
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license and support new software products, services, and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media and software as a service (SaaS). In addition, our software products, services, and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services, and enhancements. If we are unable to successfully integrate third party software to develop new software products, services, and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products and services could be rendered obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
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
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code or to make certain derivative works available to others. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and we try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, there can be no guarantee that such use could not inadvertently occur. If this happened it could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
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
Current and future competitors could have a significant impact on our ability to generate future revenues and profits
The markets for our software products and services are intensely competitive and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter our markets, including those competitors who offer similar solutions as we do, but offer it through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products or services, (ii) add new functionality to existing products and services, (iii) acquire competitive products and services, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our software products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of EIM delivery, different from that which we offer, our business and operating results could also be materially and adversely affected.
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
Our compensation structure may hinder our efforts to attract and retain vital employees
A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be prescribed by the government or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.
We may not generate sufficient cash flow to satisfy our unfunded pension obligations
Through our acquisitions, we have assumed certain unfunded pension plan liabilities. We will be required to use the operating cash flow that we generate in the future to meet these obligations. As a result, our future net pension liability and cost may be materially affected by the discount rate used to measure these pension obligations and by the longevity and actuarial profile of the relevant workforce. A change in the discount rate may result in a significant increase or decrease in the valuation of these pension obligations, and these changes may affect the net periodic pension cost in the year the change is made and in subsequent years. We cannot assure that we will generate sufficient cash flow to satisfy these obligations. Any inability to satisfy these pension obligations may have a material adverse effect on the operational and financial health of our business.
For more details see note 11 "Pension Plans and Other Post Retirement Benefits" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our software products and services may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation
Our software products and services are highly complex and sophisticated and, from time to time, may contain design defects, software errors, hardware failures or other computer system failures that are difficult to detect and correct. Errors may be found in new software products or services or improvements to existing products or services after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our software products or services, we may not be able to fully simulate the environment in which our products or services will operate and, as a result, we may be unable to adequately detect the design defects or software or hardware errors which may become apparent only after the products are installed in an end-user's network, and users have transitioned to our services. The occurrence of errors and failures in our software products or services could result in the delay or the denial of market acceptance of our products and alleviating such errors and failures may require us to make significant expenditure of our resources. Customers often use our services and solutions for critical business processes and as a result, any defect or disruption in our solutions, any data breaches or misappropriation of proprietary information, or any error in execution, including human error or intentional third-party activity such as denial of service attacks or hacking, may cause customers to reconsider renewing their contract with us. The errors in or failure of our software products and services could also result in us losing customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. The harm to our reputation resulting from product and service errors and failures may be materially damaging. Since we regularly provide a warranty with our software products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Any claims for actual or alleged losses to our customers’ businesses may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. Defending a lawsuit, regardless of merit, can be costly and would divert management’s attention and resources. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
Our developments of Internet and intranet applications depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.
Risks associated with the evolving use of the Internet, including changing standards, competition, regulation and associated compliance efforts, may adversely impact our business.
The use of the Internet as a vehicle for electronic data interchange (EDI), and related services currently raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards. New competitors, which may include media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services and may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches, and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for business integration products and services or increased competition, and regulation will not adversely affect our business, results of operations and financial condition.
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
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR and other applicable interest rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as international trade policies and policies taken to stimulate or to preserve national economies.
A general weakening of the global economy or a continued weakening of the economy in a particular region or economic or business uncertainty could result in the cancellation of or delay in customer purchases. A cancellation or deferral of even a small number of license sales or services or delays in the implementation of our software products could have a material adverse effect on our business, operating results and financial condition. As a result of the timing of software product and service introductions and the rapid evolution of our business as well as of the markets we serve, we cannot predict whether patterns or trends experienced in the past will continue. For these reasons, you should not rely upon period-to-period comparisons of our financial results to forecast future performance. Our revenues and operating results may vary significantly and this possible variance could materially reduce the market price of our Common Shares.
Changes in our stock price could lead to losses for shareholders
The market price of our Common Shares is subject to fluctuations. Such fluctuations in market price may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; or (iv) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
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
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those that may be described in note 2 “Significant Accounting Policies” in our notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate.
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
For more details of tax audits to which we are subject see note 14 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
A tax examination by the IRS may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate; and an adverse outcome could have a material adverse effect on our financial position and results of operations.
The IRS is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this Annual Report on Form 10-K, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements. An adverse outcome could have a material adverse effect on our financial position and results of operations.
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
The declaration, payment and amount of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors
We have adopted a policy to declare non-cumulative quarterly dividends on our Common Shares. The declaration, payment and amount of any dividends will be made pursuant to our dividend policy and is subject to final determination each quarter by our Board of Directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board of Directors will not decide to reduce, suspend or discontinue the payment of dividends in the future.
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
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
Our acquisition activity may lead to a material increase in the incurrence of debt which may adversely affect our finances
We may borrow money to provide the funds necessary to pay for companies we seek to acquire, if we deem such financing activity to be appropriate. For example, in connection with our acquisition of GXS, on January 16, 2014, we entered into a credit facility, which provides for a $800 million term loan facility (Term Loan B). The interest costs generated under any such debt obligations may materially increase our interest expense which may materially and adversely affect our profitability as well as the price of our Common Shares. Our ability to pay the interest and repay the principal for the indebtedness we incur as a result of our acquisition activity depends upon our ability to manage our business operations and our financial resources. In addition, the agreements related to such borrowings may contain covenants requiring us to meet certain financial performance targets and operating covenants, and limiting our discretion with respect to certain business matters, such as, among other things, any future payment of dividends, the borrowing of additional amounts and the making of investments. Our indebtedness following the acquisition of GXS is significantly higher than our indebtedness prior to the acquisition, which could limit our operations and opportunities.
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
Our ability to realize the anticipated benefits of the acquisition of GXS will depend, in part, on our ability to successfully and efficiently integrate GXS’ business and operations with our own. The integration of GXS’ operations with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of GXS may include, among others:

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
As of June 30, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). In connection with the acquisition of GXS, on January 16, 2014, we entered into a second credit facility, which provides for a $800 million term loan facility (Term Loan B).
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
For more details see note 10 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
We may have made certain assumptions relating to GXS or the acquisition that may prove to be materially inaccurate.
Even if the integration is successful, we may have made certain assumptions relating to the acquisition of GXS which may prove to be inaccurate, including with respect to general economic and business conditions that could have an adverse effect on the combined company following the acquisition. These assumptions relate to numerous matters, including: our assessments of the asset quality and value of GXS and its assets; projections of the business and GXS’ future financial performance; our ability to realize synergies related to commercialization and distribution of new and existing products and services, and back office and administrative consolidation; acquisition costs, including potential restructuring charges, which could be reflected in subsequent quarters; our ability to maintain, develop and deepen relationships with GXS’ customers; and our belief that the indemnification and escrow arrangements that we have negotiated in the merger agreement will prove adequate.
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
In connection with the completion of the acquisition of GXS, we issued 2,595,042 Common Shares on a post-stock split basis. These shares are subject to certain demand and piggyback registration rights granted to the holders of such Common Shares. In response to the demand and piggyback registration requests we received, we filed a Shelf Registration Statement and a prospectus supplement with the SEC and certain Canadian securities regulators to allow certain requesting holders to resell their Common Shares. Sales by these selling shareholders under the Shelf Registration Statement or otherwise, or perceptions of future sales of equity securities, may have a negative effect on the market price of our Common Shares.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 336,000 square feet of owned facilities and approximately 1,710,000 square feet of leased facilities.
Owned Facilities
Waterloo, Canada
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
We have obtained a mortgage from a Canadian chartered bank which has been secured by a lien on our headquarters in Waterloo. For more information regarding this mortgage, please refer to note 10 “Long-term Debt” to our Consolidated Financial Statements, which are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Brook Park, Ohio, United States
As part of our acquisition of GXS we acquired a building, along with its land, located in Brook Park, Ohio, that consists of approximately 104,000 square feet. This building is used primarily as a data center.
Leased Facilities
We lease approximately 1,710,000 square feet both domestically and internationally. Our significant leased facilities include the following facilities:

•	Grasbrunn facility, located in Germany, totaling approximately 123,000 square feet of office and storage;

•	Richmond Hill facility, located in Ontario, Canada, totaling approximately 101,000 square feet;

•	Hyderabad facility, located in India, totaling approximately 99,000 square feet;

•	Tinton Falls facility, located in New Jersey, United States, totaling approximately 90,000 square feet;

•	Gaithersburg facility, located in Maryland, United States, totaling approximately 84,000 square feet;

•	Makati City facility, located in Manila, Philippines, totaling approximately 79,000 square feet;

•	Bellevue facility, located in Washington, United States, totaling approximately 55,000 square feet;

•	Alpharetta facility, located in Georgia, United States, totaling approximately 54,000 square feet;
Due to restructuring and merger integration initiatives, we have vacated approximately 220,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.

Item 3.    Legal Proceedings
In the normal course of business, we are subject to various legal claims, as well as potential legal claims. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.
For more information regarding litigation please refer to note 13 “Guarantees and Contingencies” to our Consolidated Financial Statements, which are set forth in Part II, under Item 8 of this Annual Report on Form 10-K
Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Shares have traded on the NASDAQ stock market since 1996 under the symbol “OTEX” and our Common Shares have traded on the Toronto Stock Exchange (TSX) since 1998 under the symbol “OTC”.
On January 23, 2014, we announced that our Board of Directors approved a two-for-one stock-split of our outstanding Common Shares. The two-for-one stock-split effected February 18, 2014, was implemented by way of a stock dividend whereby shareholders received one Common Share for each Common Share held. As a result of the two-for-one stock-split, all historical per share data and number of Common Shares outstanding are presented on a post stock-split basis.
The following table sets forth the high and low sales prices for our Common Shares, as reported by the TSX and NASDAQ, respectively, for the periods indicated below.

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ended June 30, 2014:
Fourth Quarter	$49.97	$44.76	$55.16	$49.23
Third Quarter	$52.86	$44.05	$58.03	$48.20
Second Quarter	$46.65	$35.05	$49.66	$36.63
First Quarter	$37.95	$32.24	$39.09	$33.53

Fiscal Year Ended June 30, 2013:
Fourth Quarter	$36.89	$26.81	$37.60	$27.51
Third Quarter	$30.13	$26.77	$30.26	$27.55
Second Quarter	$29.36	$25.26	$29.16	$25.06
First Quarter	$28.74	$22.34	$28.15	$22.38
On July 28, 2014, the closing price of our Common Shares on the NASDAQ was $47.65 per share, and on the TSX was Canadian $51.48 per share.
As at July 28, 2014, we had 347 shareholders of record holding our Common Shares of which 304 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
Pursuant to a policy adopted by our Board of Directors in April 2013 to pay non-cumulative quarterly dividends, we paid our first quarterly cash dividend in June 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements.
In Fiscal 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share		Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
4/24/2014	$0.1725		5/23/2014	$21,001	6/13/2014
1/23/2014	$0.15	*	2/25/2014	$18,224	3/14/2014
10/30/2013	$0.15	*	11/29/2013	$17,747	12/20/2013
7/31/2013	$0.15	*	8/30/2013	$17,721	9/20/2013
In Fiscal 2013, our Board of Directors declared the following dividend:

Declaration Date	Dividend per Share		Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
4/24/2013	$0.15	*	5/31/2013	$17,703	6/21/2013
*As a result of the two-for-one stock-split, all historical per share data is presented on a post stock-split basis.
Stock Purchases
No shares were repurchased during the three months ended June 30, 2014.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2014 the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (Morningstar Application-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2009, as compared with the cumulative return on a $100 investment in the Morningstar Application-Software Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2009 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2009	June 30, 2010	June 30, 2011	June 30, 2012	June 30, 2013	June 30, 2014
Open Text Corporation	$100.00	$103.08	$175.78	$137.01	$188.86	$268.24
Morningstar Application-Software Index	$100.00	$119.01	$173.40	$167.09	$198.28	$241.33
NASDAQ Composite	$100.00	$115.98	$153.93	$164.70	$193.69	$254.06
S&P/TSX Composite	$100.00	$122.40	$162.91	$138.39	$144.47	$183.44

To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act, or the Exchange Act, the foregoing “Stock Performance Graph and Cumulative Total Return” shall not be deemed to be “soliciting materials” or to be so incorporated, unless specifically otherwise provided in any such filing.
For information relating to our various stock compensation plans, see Item 12 of this Annual Report on Form 10-K.
Canadian Tax Matters
Dividends
Since June 21, 2013 and unless stated otherwise, dividends paid by the Company to Canadian residents are eligible dividends as per the Income Tax Act (Canada).
Non-residents of Canada
Dividends paid or credited to non-residents of Canada are subject to a 25% withholding tax unless reduced by treaty. Under current tax treaties, U.S. residents are subject to a 15% withholding tax.
Beginning in calendar year 2012, the Canada Revenue Agency has introduced new rules requiring residents of any country with which Canada has a tax treaty to certify that they reside in that country and are eligible to have Canadian non-resident tax withheld on the payment of dividends at the tax treaty rate. Registered shareholders should have completed the Declaration of Eligibility for Benefits under a Tax Treaty for a Non-Resident Taxpayer and returned it to our transfer agent, ComputerShare Investor Services Inc.

United States Tax Matters
U.S. residents
The following discussion summarizes certain U.S. federal income tax considerations relevant to an investment in the Common Shares by a U.S. holder. For purposes of this summary, a “U.S. holder” is a beneficial owner of Common Shares that holds such shares as capital assets under the U.S. Internal Revenue Code of 1986, as amended (the Code) and is a citizen or resident of the United States and not of Canada, a corporation organized under the laws of the United States or any political subdivision thereof, or a person that is otherwise subject to U.S. federal income tax on a net income basis in respect of Common Shares. It does not address any aspect of U.S. federal gift or estate tax, or of state, local or non-U.S. tax laws and does not address aspects of U.S. federal income taxation applicable to U.S. holders holding options, warrants or other rights to acquire Common Shares. Further, this discussion does not address the U.S. federal income tax consequences to U.S. holders that are subject to special treatment under U.S. federal income tax laws, including, but not limited to U.S. holders owning directly, indirectly or by attribution 10% or more of the Company’s voting power; broker-dealers; banks or insurance companies; financial institutions; regulated investment companies; taxpayers who have elected mark-to-market accounting; tax-exempt organizations; taxpayers who hold Common Shares as part of a “straddle,” “hedge,” or “conversion transaction” with other investments; individual retirement or other tax-deferred accounts; taxpayers whose functional currency is not the U.S. dollar; partnerships or the partners therein; S corporations; or U.S. expatriates.
The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the Convention Between the United States and Canada with Respect to Taxes on Income and Capital, together with related Protocols and Competent Authority Agreements (the Convention), the administrative practices published by the U.S. Internal Revenue Service (the IRS) and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.
Distributions on the Common Shares
Subject to the discussion below under “Passive Foreign Investment Company Rules,” U.S. holders generally will treat the gross amount of distributions paid by the Company equal to the U.S. dollar value of such dividends on the date the dividends are received or treated as received (based on the exchange rate on such date), without reduction for Canadian withholding tax (see “Canadian Tax Matters - Dividends - Non-residents of Canada”), as dividend income for U.S. federal income tax purposes to the extent of the Company’s current and accumulated earnings and profits. Because the Company does not expect to maintain calculations of its earnings and profits under U.S. federal income tax principles, it is expected that distributions paid to U.S. holders generally will be reported as dividends.
Individual U.S. holders will generally be eligible to treat dividends as “qualified dividend income” taxable at preferential rates with certain exceptions for short-term and hedged positions, and provided that the Company is not during the taxable year in which the dividends are paid (and was not in the preceding taxable year) classified as a “passive foreign investment company” (PFIC) as described below under “Passive Foreign Investment Company Rules.” Dividends paid on the Common Shares generally will not be eligible for the “dividends received” deduction allowed to corporate U.S. holders in respect of dividends from U.S. corporations.
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
The amount of Canadian tax withheld generally will give rise to a foreign tax credit or deduction for U.S. federal income tax purposes (see “Canadian Tax Matters - Dividends - Non-residents of Canada”). Dividends paid by the Company generally will constitute “passive category income” for purposes of the foreign tax credit (or in the case of certain U.S. holders, “general category income”). The Code, as modified by the Convention, applies various limitations on the amount of foreign tax credit that may be available to a U.S. taxpayer. The Common Shares are currently traded on both the NASDAQ and TSX. Dividends paid by a foreign corporation that is at least 50% owned by U.S. persons may be treated as U.S. source income (rather than foreign source income) for foreign tax credit purposes to the extent they are attributable to earnings and profits of the foreign corporation from sources within the United States, if the foreign corporation has more than an insignificant amount of U.S. source earnings and profits. Although this rule does not appear to be intended to apply in the context of a public company such as the Company, we are not aware of any authority that would render it inapplicable. In part because the Company does not expect to calculate its earnings and profits for U.S. federal income tax purposes, the effect of this rule may be to treat all or a portion of any dividends paid by the Company as U.S. source income, which in turn may limit a U.S. holder’s ability to claim a foreign tax credit for the Canadian withholding taxes payable in respect of the dividends. Subject to limitations, the Code permits a U.S. holder entitled to benefits under the Convention to elect to treat any dividends paid by the

Company as foreign-source income for foreign tax credit purposes. The foreign tax credit rules are complex. U.S. holders should consult their own tax advisors with respect to the implications of those rules for their investments in the Common Shares.
Sale, Exchange, Redemption or Other Disposition of Common Shares
Subject to the discussion below under “Passive Foreign Investment Company Rules,” the sale of Common Shares generally will result in the recognition of gain or loss to a U.S. holder in an amount equal to the difference between the amount realized and the U.S. holder’s adjusted basis in the Common Shares. A U.S. holder’s tax basis in a Common Share will generally equal the price it paid for the Common Share. Any capital gain or loss will be long-term if the Common Shares have been held for more than one year. The deductibility of capital losses is subject to limitations.
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2013 or 2014 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate becoming a PFIC for the 2015 taxable year.
Information Reporting and Backup Withholding
Except in the case of corporations or other exempt holders, dividends paid to a U.S. holder may be subject to U.S. information reporting requirements and may be subject to backup withholding unless the U.S. holder provides an accurate taxpayer identification number on a properly completed IRS Form W-9 and certifies that no loss of exemption from backup withholding has occurred. The amount of any backup withholding will be allowed as a credit against the U.S. holder’s U.S. federal income tax liability and may entitle the U.S. holder to a refund, provided that certain required information is timely furnished to the IRS.

Item 6.	Selected Financial Data
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to, GXS Group, Inc., EasyLink Services International Corp., Global 360 Holding Corp., Metastorm Inc. and Vignette Corporation. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.
As a result of the two-for-one stock-split in Fiscal 2014, all historical per share data and number of Common Shares outstanding are presented on a post stock-split basis.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
(In thousands, except per share data)
Statement of Income Data:
Revenues	$1,624,699	$1,363,336	$1,207,473	$1,033,303	$912,023
Net income, attributable to OpenText	$218,125	$148,520	$125,174	$123,203	$89,212
Net income per share, basic, attributable to OpenText	$1.82	$1.27	$1.08	$1.08	$0.79
Net income per share, diluted, attributable to OpenText	$1.81	$1.26	$1.07	$1.06	$0.78
Weighted average number of Common Shares outstanding, basic	119,674	117,208	115,780	114,154	112,560
Weighted average number of Common Shares outstanding, diluted	120,576	118,124	117,468	116,520	114,770

	As of June 30,
	2014	2013		2012	2011	2010
Balance Sheet Data:
Total assets	$3,918,638	$2,654,817		$2,444,293	$1,932,363	$1,715,682
Long-term liabilities *	$1,616,588	$789,726		$788,107	$477,545	$404,912
Cash dividends per Common Share	$0.6225	$0.15	**	$—	$—	$—
* includes long term debt
** We paid our first dividend in June 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbours created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.
Certain statements in this Annual Report on Form 10-K, including statements about the focus of Open Text Corporation (“OpenText” or “the Company”) in our fiscal year beginning on July 1, 2013 and ending June 30, 2014 (Fiscal 2014) on growth in earnings and cash flows, creating value through investments in broader Enterprise Information Management (EIM) capabilities, distribution, the Company's presence in the cloud and in growth markets, its financial condition, results of operations and earnings, declaration of quarterly dividends, and other matters, may contain words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "could", "would", "might”, “will” and variations of these words or similar expressions are considered forward-looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management's perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances, such as certain assumptions about the economy, as well as market, financial and operational assumptions. Management's estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct. Forward-looking statements involve known and unknown risks, uncertainties and other factors and assumptions that may cause the actual results, performance or achievements to differ materially. Such factors include, but are not limited to: (i) the future performance, financial and otherwise, of OpenText; (ii) the ability of OpenText to bring new products and services to market and to increase sales; (iii) the strength of the Company's product development pipeline; (iv) the Company's growth and profitability prospects; (v) the estimated size and growth prospects of the EIM market; (vi) the Company's competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (vii) the benefits of the Company's products and services to be realized by customers; (viii) the demand for the Company's products and services and the extent of deployment of the Company's products and services in the EIM marketplace; and (ix) the Company's financial condition and capital requirements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iii) the risks associated with bringing new products and services to market; (iv) fluctuations in currency exchange rates; (v) delays in the purchasing decisions of the Company's customers; (vi) the competition the Company faces in its industry and/or marketplace; (vii) the final determination of litigation, tax audits and other legal proceedings; (viii) the possibility of technical, logistical or planning issues in connection with the deployment of the Company's products or services; (ix) the continuous commitment of the Company's customers; and (x) demand for the Company's products and services. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission and other applicable securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
All dollar and percentage comparisons made herein under the sections titled “Fiscal 2014 Compared to Fiscal 2013” refer to Fiscal 2014 compared with the twelve months ended June 30, 2013 (Fiscal 2013). All dollar and percentage comparisons made herein under the sections titled “Fiscal 2013 Compared to Fiscal 2012” refer to Fiscal 2013 compared with the twelve months ended June 30, 2012 (Fiscal 2012).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and aim to ensure the security and privacy of information demanded in today's highly regulated climate.
Our products and services provide the benefits of organizing and managing business content, while leveraging it to operate more efficiently and effectively. Our solutions incorporate social and mobile technologies and are delivered for on-premises deployment as well as through cloud and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market. In addition, we provide solutions that facilitate the exchange of transactions that occur between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and are central to a company’s ability to effectively collaborate with its partners.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of June 30, 2014, employed approximately 8,000 people worldwide.
We operate in a market known as Enterprise Information Management (EIM). This is a comprehensive market category that includes a rich set of capabilities that allow organizations to manage content by optimizing the value of business information while reducing the costs associated with capturing, storing, and managing information. At its core, EIM is about helping organizations get the most out of information. Our EIM offerings include Enterprise Content Management (ECM), Business Process Management (BPM), Customer Experience Management (CEM), Information Exchange (iX), and Discovery.
Fiscal 2014 Highlights:
Fiscal 2014 was a successful year for us. The followings are highlights of our operating results:

•	Total revenue was $1,624.7 million, up 19.2% over the same period in the prior fiscal year.

•	License revenue was $309.2 million, up 10.6% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $1.81 compared to $1.26 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $3.37 compared to $2.79 in the same period of the prior fiscal year.

•	GAAP-based operating margin was 18.5% compared to 14.5% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 30.9% compared to 29.3% in the same period of the prior fiscal year.

•	Operating cash flow was $417.1 million, up 31.0% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $427.9 million as of June 30, 2014, compared to $470.4 million as of June 30, 2013.
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
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the EIM market. During Fiscal 2014, the following acquisitions were made:

•
On January 16, 2014, we acquired GXS Group, Inc. (GXS), a Delaware corporation and leader in cloud-based business-to-business (B2B) integration services for $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares, on a post stock-split basis.

•
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities, based in Putten, the Netherlands for $33.2 million.

We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones such as GXS acquired in January 2014, affect the period-to-period comparability of our results. See note 18 “Acquisitions” to our Consolidated Financial Statements for more details.
Outlook for Fiscal 2015
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in ECM, BPM, CEM, and iX and expanding our position in Discovery. Historically, we have had approximately 50% of our revenues from customer support revenues, which are generally a recurring source of income. With the acquisition of GXS, our cloud services revenue has grown and we expect cloud services revenue to continue to be a recurring and growing stream of income in the future. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Capitalized software

(iii)	Goodwill,

(iv)	Acquired intangibles,

(v)	Restructuring charges,

(vi)	Business combinations,

(vii)	Foreign currency, and

(viii)	Income taxes.
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
It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The exercised renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement, although an adjustment to reflect consumer price changes is common.
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
Cloud revenues
Cloud revenues consist of subscription revenues for our software as a service offering and managed service arrangements. The majority of the contracts for our software as a service offering and managed service arrangements are based on customers' usage over a period and the revenue associated with those contracts are recognized once the usage has been measured, the fee fixed and determinable and collection is probable.
In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, we do not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life. In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.
We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.
Service revenues
Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services are recognized at the time such services are performed.
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
Sales to resellers and channel partners
We execute certain sales contracts through resellers and distributors (collectively, resellers) and also large, well-capitalized partners such as SAP AG and Accenture plc. (collectively, channel partners).
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
Capitalized Software
We capitalize software development costs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40 – "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use". We capitalize costs for software to be used internally when we enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage. If different determinations are made with respect to the state of development of a software project, then the amount capitalized and the amount charged to expense for that project could differ materially.
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 5-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
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
Effective Fiscal 2013, we opted to perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we would compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value our reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
Our annual impairment analysis of goodwill was performed as of April 1, 2014. Our qualitative assessment indicated that there were no indications of impairment and the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2014 (No impairments were recorded for Fiscal 2013 and Fiscal 2012).
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
Restructuring charges
We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (Topic 420). Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.
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
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our consolidated statements of operations.

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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $4.0 million, $(2.6) million and $3.6 million, respectively.
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
We account for our uncertain tax provisions by using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the maximum amount which is more likely than not to be realized. The tax position is derecognized when it is no longer more likely than not that the position will be sustained on audit. On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for Income Taxes" line of our Consolidated Statements of Income (see note 14 "Income Taxes" to our Consolidated Financial Statements for more details).
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

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Total Revenues by Product Type:
License	$309,217	$29,619	$279,598	$(14,121)	$293,719
Cloud services	361,069	187,270	173,799	173,799	—
Customer support	707,024	48,808	658,216	1,648	656,568
Professional service and other	247,389	(4,334)	251,723	(5,463)	257,186
Total revenues	1,624,699	261,363	1,363,336	155,863	1,207,473
Total Cost of Revenues	511,670	25,766	485,904	67,886	418,018
Total GAAP-based Gross Profit	1,113,029	235,597	877,432	87,977	789,455
Total GAAP-based Gross Margin %	68.5%		64.4%		65.4%
Total GAAP-based Operating Expenses	812,501	132,734	679,767	39,672	640,095
Total GAAP-based Income from Operations	$300,528	$102,863	$197,665	$48,305	$149,360

% Revenues by Product Type:
License	19.1%		20.5%		24.3%
Cloud services	22.2%		12.7%		—%
Customer support	43.5%		48.3%		54.4%
Professional service and other	15.2%		18.5%		21.3%

Total Cost of Revenues by Product Type:
License	$13,362	$(2,745)	16,107	$(1,926)	18,033
Cloud services	135,472	63,107	72,365	72,365	—
Customer support	95,980	(10,968)	106,948	(3,556)	110,504
Professional service and other	196,939	65	196,874	(8,035)	204,909
Amortization of acquired technology-based intangible assets	69,917	(23,693)	93,610	9,038	84,572
Total cost of revenues	$511,670	$25,766	$485,904	$67,886	$418,018

% GAAP-based Gross Margin by Product Type:
License	95.7%		94.2%		93.9%
Cloud services	62.5%		58.4%		N/A
Customer support	86.4%		83.8%		83.2%
Professional service and other	20.4%		21.8%		20.3%

Total Revenues by Geography:
Americas (1)	$873,420	$138,834	$734,586	$99,126	$635,460
EMEA (2)	587,896	94,990	492,906	18,488	474,418
Asia Pacific (3)	163,383	27,539	135,844	38,249	97,595
Total revenues	$1,624,699	$261,363	$1,363,336	$155,863	$1,207,473

% Revenues by Geography:
Americas (1)	53.8%		53.9%		52.6%
EMEA (2)	36.2%		36.1%		39.3%
Asia Pacific (3)	10.0%		10.0%		8.1%

	Year Ended June 30,
(In thousands)	2014	2013	2012
GAAP-based gross margin	68.5%	64.4%	65.4%
GAAP-based operating margin	18.5%	14.5%	12.4%
GAAP-based EPS, diluted	$1.81	$1.26	$1.07
Non-GAAP-based gross margin (4)	72.9%	71.3%	72.5%
Non-GAAP-based operating margin (4)	30.9%	29.3%	27.3%
Non-GAAP-based EPS, diluted (4)	$3.37	$2.79	$2.30

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
License Revenues:
Americas	$143,064	$9,128	$133,936	$(11,757)	$145,693
EMEA	127,136	10,928	116,208	(4,645)	120,853
Asia Pacific	39,017	9,563	29,454	2,281	27,173
Total License Revenues	309,217	29,619	279,598	(14,121)	293,719
Cost of License Revenues	13,362	(2,745)	16,107	(1,926)	18,033
GAAP-based License Gross Profit	$295,855	$32,364	$263,491	$(12,195)	$275,686
GAAP-based License Gross Margin %	95.7%		94.2%		93.9%

% License Revenues by Geography:
Americas	46.3%		47.9%		49.6%
EMEA	41.1%		41.6%		41.1%
Asia Pacific	12.6%		10.5%		9.3%
Fiscal 2014 Compared to Fiscal 2013:
License revenues increased by $29.6 million, which was geographically attributable to an increase in EMEA of $10.9 million, an increase in Asia Pacific of $9.6 million, and an increase in Americas of $9.1 million. The number of license deals greater than $0.5 million that closed during Fiscal 2014 increased as compared to the prior fiscal year (77 deals in Fiscal 2014 compared to 68 deals in Fiscal 2013).
The acquisition of GXS contributed approximately $2.6 million of license revenues during Fiscal 2014.
Cost of license revenues decreased by $2.7 million due to lower third party technology costs. As a result, the gross margin percentage on cost of license revenues increased to approximately 96% from approximately 94%.

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
2)    Cloud Services:
Cloud services revenues consist of service arrangements that allow our customers to make use of OpenText software, services and content over Internet enabled networks supported by OpenText data centers. These web applications allow customers to transmit a variety of content between various mediums and to securely manage enterprise information without the commitment of investing in related hardware infrastructure. Revenues are generated on several transactional usage-based models, are typically billed monthly in arrears, and can therefore fluctuate from period to period. Certain service fees are occasionally charged to customize hosted software for some customers and are either amortized over the estimated customer life, in the case of setup fees, or recognized in the period they are provided.
In addition, the acquisition of GXS combines GXS' portfolio of business-to-business (B2B) integration solutions, such as messaging services, and managed services, with offerings in OpenText’s iX portfolio. Messaging services allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, among businesses worldwide. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, and customer support. These services enable customers to effectively manage the flow of electronic transaction information with their trading partners and reduce the complexity of disparate standards and communication protocols. Revenues are primarily generated through transaction processing. Transaction processing fees are recurring in nature and are recognized on a per transaction basis in the period in which the related transactions are processed. Revenues from contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period. Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.
Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, amortization of customer set up and implementation costs, and some third party royalty costs.

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Cloud Services:
Americas	$239,778	$127,053	$112,725	N/A	N/A
EMEA	71,150	44,902	26,248	N/A	N/A
Asia Pacific	50,141	15,315	34,826	N/A	N/A
Total Cloud Services Revenues	361,069	187,270	173,799	—	—
Cost of Cloud Services Revenues	135,472	63,107	72,365	N/A	N/A
GAAP-based Cloud Services Gross Profit	$225,597	$124,163	$101,434	$—	$—
GAAP-based Cloud Services Gross Margin %	62.5%		58.4%		N/A

% Cloud Services Revenues by Geography:
Americas	66.4%		64.9%		N/A
EMEA	19.7%		15.1%		N/A
Asia Pacific	13.9%		20.0%		N/A

Fiscal 2014 Compared to Fiscal 2013:
Cloud services revenues increased by $187.3 million, primarily due to the acquisition of GXS. Geographically, this was attributable to an increase in Americas of $127.1 million, an increase in EMEA of $44.9 million, and an increase in Asia Pacific of $15.3 million.
Cost of cloud services revenues increased by $63.1 million in tandem with increased revenues. However, the gross margin percentage on cloud services revenue increased to approximately 62% from approximately 58% as a result of a reduction in third party technology costs associated with lower revenue from legacy cloud services and the impact of certain one-time adjustments related to sales tax liabilities.
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

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Customer Support Revenues:
Americas	$373,531	$18,672	$354,859	$1,888	$352,971
EMEA	279,857	28,314	251,543	(2,996)	254,539
Asia Pacific	53,636	1,822	51,814	2,756	49,058
Total Customer Support Revenues	707,024	48,808	658,216	1,648	656,568
Cost of Customer Support Revenues	95,980	(10,968)	106,948	(3,556)	110,504
GAAP-based Customer Support Gross Profit	$611,044	$59,776	$551,268	$5,204	$546,064
GAAP-based Customer Support Gross Margin %	86.4%		83.8%		83.2%

% Customer Support Revenues by Geography:
Americas	52.8%		53.9%		53.8%
EMEA	39.6%		38.2%		38.8%
Asia Pacific	7.6%		7.9%		7.4%
Fiscal 2014 Compared to Fiscal 2013:
Customer support revenues increased by $48.8 million, which was geographically attributable to an increase in EMEA of $28.3 million, an increase in Americas of $18.7 million, and an increase in Asia Pacific of $1.8 million.
The acquisition of GXS contributed approximately $13.1 million of customer support revenues during Fiscal 2014.
Cost of customer support revenues decreased by $11.0 million. This was primarily due to a reduction in the installed base of third party products and a reduction in technical support personnel related costs. As a result, the gross margin percentage on customer support revenues increased to approximately 86% from approximately 84%.
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

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Professional Service and Other Revenues:
Americas	$117,046	$(16,028)	$133,074	$(3,722)	$136,796
EMEA	109,754	10,855	98,899	(127)	99,026
Asia Pacific	20,589	839	19,750	(1,614)	21,364
Total Professional Service and Other Revenues	247,389	(4,334)	251,723	(5,463)	257,186
Cost of Professional Service and Other Revenues	196,939	65	196,874	(8,035)	204,909
GAAP-based Professional Service and Other Gross Profit	$50,450	$(4,399)	$54,849	$2,572	$52,277
GAAP-based Professional Service and Other Gross Margin %	20.4%		21.8%		20.3%

% Professional Service and Other Revenues by Geography:
Americas	47.3%		52.9%		53.2%
EMEA	44.4%		39.3%		38.5%
Asia Pacific	8.3%		7.8%		8.3%
Fiscal 2014 Compared to Fiscal 2013:
Professional service and other revenues decreased by $4.3 million, which was geographically attributable to a decrease in Americas of $16.0 million, offset by an increase in EMEA of $10.9 million, and an increase in Asia Pacific of $0.8 million.
Cost of professional service and other revenues increased by a non-material amount of $65.0 thousand. The gross margin percentage on professional service and other revenues remained relatively stable.
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
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Amortization of acquired technology-based intangible assets	$69,917	$(23,693)	$93,610	$9,038	$84,572

Fiscal 2014 Compared to Fiscal 2013:
Amortization of acquired technology-based intangible assets decreased by $23.7 million as compared to Fiscal 2013. This is due to the intangible assets pertaining to our acquisitions of Vignette Corporation, Hummingbird Corporation (Hummingbird), IXOS Software AG (IXOS), and Captaris Inc. becoming fully amortized, offset in part by the addition of new acquired technology-based intangible assets resulting from our acquisition of GXS in the third quarter of Fiscal 2014.
Fiscal 2013 Compared to Fiscal 2012:
Amortization of acquired technology-based intangible assets increased by $9.0 million, primarily due to the acquisition of EasyLink during Fiscal 2013.
Operating Expenses

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Research and development	$176,834	$12,824	$164,010	$(5,033)	$169,043
Sales and marketing	345,643	56,486	289,157	14,613	274,544
General and administrative	142,450	33,125	109,325	12,253	97,072
Depreciation	35,237	10,741	24,496	2,909	21,587
Amortization of acquired customer-based intangible assets	81,023	12,278	68,745	15,419	53,326
Special charges	31,314	7,280	24,034	(489)	24,523
Total operating expenses	$812,501	$132,734	$679,767	$39,672	$640,095

% of Total Revenues:
Research and development	10.9%		12.0%		14.0%
Sales and marketing	21.3%		21.2%		22.7%
General and administrative	8.8%		8.0%		8.0%
Depreciation	2.2%		1.8%		1.8%
Amortization of acquired customer-based intangible assets	5.0%		5.0%		4.4%
Special charges	1.9%		1.8%		2.0%
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

	Year-over-Year Change between Fiscal
(In thousands)	2014 and 2013	2013 and 2012
Payroll and payroll-related benefits	$12,552	$(594)
Contract labour and consulting	(6,272)	(4,715)
Share based compensation	784	(2,106)
Travel and communication	513	(1,453)
Facilities	3,752	(2,874)
Other miscellaneous	1,495	6,709
Total year-over-year change in research and development expenses	$12,824	$(5,033)
Fiscal 2014 Compared to Fiscal 2013:
Research and development expenses increased by $12.8 million. This was primarily due to a $12.6 million increase in payroll and payroll-related benefits, partly contributed by acquisitions made in Fiscal 2014, offset by a $6.3 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. During Fiscal 2014 our research and development labour resources increased by 535 employees, from 1,337 employees at June 30, 2013 to 1,872 employees at June 30, 2014. This increase in labour resources resulted in a $3.8 million increase in the use of facility and related resources. Overall, our research and development expenses, as a percentage of total revenues, have decreased slightly to 11% from 12%.
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
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Year-over-Year Change between Fiscal
(In thousands)	2014 and 2013	2013 and 2012
Payroll and payroll-related benefits	$26,932	$16,632
Commissions	21,435	(16,385)
Contract labour and consulting	(2,290)	(2,258)
Share based compensation	(1,239)	(361)
Travel and communication	1,297	2,459
Marketing expenses	4,240	13,148
Facilities	4,943	2,739
Other miscellaneous	1,168	(1,361)
Total year-over-year change in sales and marketing expenses	$56,486	$14,613
Fiscal 2014 Compared to Fiscal 2013:
Sales and marketing expenses increased by $56.5 million. This is primarily due to a $26.9 million increase in payroll and payroll-related benefits, partly contributed by acquisitions made in Fiscal 2014, and a $21.4 million increase in commission benefits resulting from the increase in total revenues. During Fiscal 2014 our sales and marketing labour resources increased by 251 employees, from 1,144 employees at June 30, 2013 to 1,395 employees at June 30, 2014. In addition, marketing expenses increased by $4.2 million, primarily on account of our "Innovation Tour", which was a series of user conferences held in various countries during Fiscal 2014. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained stable at approximately 21%.
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

	Year-over-Year Change between Fiscal
(In thousands)	2014 and 2013	2013 and 2012
Payroll and payroll-related benefits	$9,418	$8,040
Contract labour and consulting	1,204	(1,359)
Share based compensation	4,311	(593)
Travel and communication	701	3,052
Facilities	1,331	(1,569)
Other miscellaneous	16,160	4,682
Total year-over-year change in general and administrative expenses	$33,125	$12,253
Fiscal 2014 Compared to Fiscal 2013:
General and administrative expenses increased by $33.1 million. This is primarily due to a $16.2 million increase in other miscellaneous expenses, which includes professional fees such as legal, audit, and tax related expenses. Legal fees have increased primarily on account of litigation that we are pursuing with respect to amounts potentially recoverable by us. Audit and tax fees have increased due to our increased acquisition related activities. Additionally, payroll and payroll-related benefits increased by $9.4 million, primarily as a result of acquisitions made in Fiscal 2014. During Fiscal 2014 our general and administrative labour resources increased by 257 employees, from 727 employees at June 30, 2013 to 984 employees at June 30, 2014. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.
Fiscal 2013 Compared to Fiscal 2012:
General and administrative expenses increased by $12.3 million due to an increase in other miscellaneous expenses, and payroll and payroll-related benefits, resulting primarily from the short-term impact of the acquisition of EasyLink. General and administrative expenses as a percentage of revenue remained relatively stable at approximately 8%.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Depreciation	$35,237	$10,741	$24,496	$2,909	$21,587
Fiscal 2014 Compared to Fiscal 2013:
Depreciation expenses increased by $10.7 million. This is due to an increase in capital expenditures and the acquisitions of Cordys and GXS during Fiscal 2014.
Fiscal 2013 Compared to Fiscal 2012:
Depreciation expenses increased by $2.9 million, primarily due to the acquisition of EasyLink during Fiscal 2013.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Amortization of acquired customer-based intangible assets	$81,023	$12,278	$68,745	$15,419	$53,326
Fiscal 2014 Compared to Fiscal 2013:
Acquired customer-based intangible assets amortization expense increased by $12.3 million. This is primarily due to the acquisition of GXS during the third quarter of Fiscal 2014, offset by the intangible assets pertaining to our acquisition of Hummingbird and IXOS becoming fully amortized.

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

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Special charges	$31,314	$7,280	$24,034	$(489)	$24,523
Fiscal 2014 Compared to Fiscal 2013:
Special charges increased by $7.3 million. This was due to a $10.5 million increase on account of restructuring activities and a $5.1 million increase in acquisition related costs, offset by a $8.3 million decrease on account of other miscellaneous charges.
Fiscal 2013 Compared to Fiscal 2012:
Special charges decreased by $0.5 million, primarily due a $1.7 million reduction in restructuring activities, offset by a $1.4 million increase in other charges.
For more details on Special charges, see note 17 "Special Charges" to our Consolidated Financial Statements.
Net Other Income (Expense)
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity.

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Other income (expense), net	$3,941	$6,414	$(2,473)	$(6,022)	$3,549
Net Interest and other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Interest and other related expense, net	$27,934	$10,952	$16,982	$1,418	$15,564
Fiscal 2014 Compared to Fiscal 2013:
Net interest and other related expense increased by $11.0 million, as a result of additional interest expense incurred relating to our Term Loan B, partially offset by income of approximately $0.7 million that we received in the second quarter of Fiscal 2014 as part of an income distribution made from one of our cost basis investments. We do not expect such income distributions to be made regularly. In addition, interest expense related to Term Loan A decreased by approximately $1.8 million as a result of changing interest rates.
Fiscal 2013 Compared to Fiscal 2012:
Net interest expense increased by $1.4 million, primarily due to interest incurred on the new credit facility we entered into on November 9, 2011, which resulted in additional borrowings in Fiscal 2013, as compared to our outstanding debt during Fiscal 2012.
For more details see note 7 "Other Assets" and note 10 "Long-Term Debt" to our Consolidated Financial Statements.
Provision for Income Taxes
We initiated an internal reorganization of our international subsidiaries in our fiscal year which began on July 1, 2009 and ended June 30, 2010 and we continue to integrate acquisitions into this new organizational structure for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in Luxembourg.

	Year Ended June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Provision for income taxes	$58,461	$28,771	$29,690	$17,519	$12,171
Fiscal 2014 Compared to Fiscal 2013:
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to 21.1% for Fiscal 2014, from 16.6% for Fiscal 2013, primarily due to an increase in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $26.3 million, and a decrease of $7.4 million in the benefit of the impact of internal reorganizations, offset by a decrease of $6.2 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
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
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Consolidated Financial Statements.

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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2014
(in thousands except for per share data)

	Year Ended June 30, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$135,472		$(342)	(1)	$135,130
Customer support	95,980		(754)	(1)	95,226
Professional service and other	196,939		(855)	(1)	196,084
Amortization of acquired technology-based intangible assets	69,917		(69,917)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,113,029	68.5%	71,868	(3)	1,184,897	72.9%
Operating expenses
Research and development	176,834		(2,356)	(1)	174,478
Sales and marketing	345,643		(7,312)	(1)	338,331
General and administrative	142,450		(8,287)	(1)	134,163
Amortization of acquired customer-based intangible assets	81,023		(81,023)	(2)	—
Special charges	31,314		(31,314)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	300,528	18.5%	202,160	(5)	502,688	30.9%
Other income (expense), net	3,941		(3,941)	(6)	—
Provision for (recovery of) income taxes	58,461		9,569	(7)	68,030
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	218,125		188,650	(8)	406,775
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.81		$1.56	(8)	$3.37

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of revenue.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Year Ended June 30, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$406,775	$3.37
Less:
Amortization	150,940	1.25
Share-based compensation	19,906	0.17
Special charges	31,314	0.26
Other (income) expense, net	(3,941)	(0.03)
GAAP-based provision for (recovery of) income taxes	58,461	0.48
Non-GAAP based provision for income taxes	(68,030)	(0.57)
GAAP-based net income, attributable to OpenText	$218,125	$1.81

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2013
(in thousands except for per share data)

	Year Ended June 30, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$72,365		$(128)	(1)	$72,237
Customer support	106,948		(434)	(1)	106,514
Professional service and other	196,874		(915)	(1)	195,959
Amortization of acquired technology-based intangible assets	93,610		(93,610)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	877,432	64.4%	95,087	(3)	972,519	71.3%
Operating expenses
Research and development	164,010		(1,693)	(1)	162,317
Sales and marketing	289,157		(8,429)	(1)	280,728
General and administrative	109,325		(3,976)	(1)	105,349
Amortization of acquired customer-based intangible assets	68,745		(68,745)	(2)	—
Special charges	24,034		(24,034)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	197,665	14.5%	201,964	(5)	399,629	29.3%
Other income (expense), net	(2,473)		2,473	(6)	—
Provision for (recovery of) income taxes	29,690		23,881	(7)	53,571
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	148,520		180,556	(8)	329,076
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.26		$1.53	(8)	$2.79

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of revenue.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Year Ended June 30, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$329,076	$2.79
Less:
Amortization	162,355	1.37
Share-based compensation	15,575	0.13
Special charges	24,034	0.20
Other (income) expense, net	2,473	0.02
GAAP-based provision for (recovery of) income taxes	29,690	0.25
Non-GAAP based provision for income taxes	(53,571)	(0.44)
GAAP-based net income, attributable to OpenText	$148,520	$1.26

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2012
(in thousands except for per share data)

	Year Ended June 30, 2012
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Customer support	$110,504		$(169)	(1)	$110,335
Professional service and other	204,909		(647)	(1)	204,262
Amortization of acquired technology-based intangible assets	84,572		(84,572)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	789,455	65.4%	85,388	(3)	874,843	72.5%
Operating expenses
Research and development	169,043		(3,939)	(1)	165,104
Sales and marketing	274,544		(8,811)	(1)	265,733
General and administrative	97,072		(4,531)	(1)	92,541
Amortization of acquired customer-based intangible assets	53,326		(53,326)	(2)	—
Special charges	24,523		(24,523)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	149,360	12.4%	180,518	(5)	329,878	27.3%
Other income (expense), net	3,549		(3,549)	(6)	—
Provision for (recovery of) income taxes	12,171		31,833	(7)	44,004
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	125,174		145,136	(8)	270,310
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.07		$1.24	(8)	$2.30

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of revenue.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Year Ended June 30, 2012
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$270,310	$2.30
Less:
Amortization	137,898	1.17
Share-based compensation	18,097	0.15
Special charges	24,523	0.21
Other (income) expense, net	(3,549)	(0.03)
GAAP-based provision for (recovery of) income taxes	12,171	0.10
Non-GAAP based provision for income taxes	(44,004)	(0.37)
GAAP-based net income, attributable to OpenText	$125,174	$1.07

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

	As of June 30,
(In thousands)	2014	Change increase (decrease)	2013	Change increase (decrease)	2012
Cash and cash equivalents	$427,890	$(42,555)	$470,445	$(89,302)	$559,747

	Year Ended June 30,
(In thousands)	2014	Change	2013	Change	2012
Cash provided by operating activities	417,127	$98,625	318,502	52,012	266,490
Cash used in investing activities	(1,153,368)	$(778,974)	(374,394)	(92,855)	(281,539)
Cash provided by (used in) financing activities	687,944	$719,062	(31,118)	(333,702)	302,584
Cash and cash equivalents
Cash and cash equivalents primarily consist of deposits held at major banks with original maturities of 90 days or less.
In connection with our acquisition of GXS, we entered into Term Loan B (as defined below in "Long-term Debt and Credit Facilities") on January 16, 2014 to borrow $800 million. For further details on this borrowing, see "Long-term Debt and Credit Facilities" below as well as a copy of the agreement filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends and operating needs for the next 12 months. However, any further material or acquisition-related activities may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below.
We do not have any material restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Cash flows provided by operating activities
Fiscal 2014 Compared to Fiscal 2013:
Cash flows from operating activities increased by $98.6 million due to an increase in net income before the impact of non-cash items of $49.4 million and an increase in changes from working capital of $49.2 million.
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
Fiscal 2014 Compared to Fiscal 2013:
Cash flows used in investing activities increased by $779.0 million. This is primarily due to the higher consideration for our acquisitions made during Fiscal 2014 than for our acquisitions made during Fiscal 2013. Additionally, we invested $19.2 million in incremental additions to property and equipment.

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
Fiscal 2014 Compared to Fiscal 2013:
Cash flows used in financing activities increased by $719.1 million. This is primarily the result of the receipt of a net amount of approximately $783.3 million under our new term loan facility (Term Loan B) which was used, in part, to fund our acquisition of GXS. Additionally, cash collected from the issuance of Common Shares increased by $8.5 million. The increases in cash proceeds were offset by an increase in principal payments on our debt facilities of $15.2 million, and an increase in dividend payments made to our shareholders of $57.0 million.
Fiscal 2013 Compared to Fiscal 2012:
Cash flows provided by financing activities decreased by $333.7 million. In Fiscal 2012 we borrowed $600 million under Term Loan A (defined below in "Long-term Debt and Credit Facilities") and used a portion of the proceeds to repay all of our previously outstanding credit facility debt in the amount of $284.6 million. The remaining difference was due to principal payments of $30.7 million on our debt facilities, the payment of $17.7 million in dividends to our shareholders, and less cash collected from the issuance of Common Shares in Fiscal 2013.
Cash Dividends
In Fiscal 2014, we declared and paid cash dividends of $0.6225 per Common Share, on a post stock-split basis, that totaled $74.7 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
In Fiscal 2013, we declared and paid cash dividends of $0.15 per Common Share, on a post stock-split basis, that totaled $17.7 million.
Long-term Debt and Credit Facilities
Term Loan A and Revolver
As of June 30, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011 and amended certain of its terms on December 16, 2013.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus a fixed amount, depending on the Company's consolidated leverage ratio. As of June 30, 2014, this fixed amount was 2.75%, and the combined interest rate was 2.9%
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of June 30, 2014, we have not drawn any amounts on the Revolver.
Under Term Loan A we must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2014, our consolidated leverage ratio was 2.22:1.
We must also maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of June 30, 2014, our consolidated interest coverage ratio was 13.81:1.

We utilize our long-term debt facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
For more details relating to our Term Loan A, see note 10 "Long-Term Debt" to our Consolidated Financial Statements.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of June 30, 2014, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2014, our consolidated net leverage ratio was 1.49:1.
For further details relating to Term Loan B, please see note 10 "Long-Term Debt" to our Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We entered into this mortgage in December 2005. As of June 30, 2014, the carrying value of the mortgage was $9.6 million. As of June 30, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.6 million.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we filed a universal shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which became effective automatically. The Shelf Registration Statement allows for primary and secondary offering from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf prospectus qualifying the distribution of such securities was also filed with certain Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and such Canadian securities regulators.
On May 5, 2014, we filed a prospectus supplement with the SEC and certain Canadian securities regulators to allow certain selling shareholders who requested demand and piggyback registration to resell up to 2,583,302 Common Shares. We currently do not have any commitments or plans to sell any securities on a primary basis under the Shelf Registration Statement at this time.
Pensions
As of June 30, 2014, our total unfunded pension plan obligations were $62.0 million, of which $1.7 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER*	GXS PHP*
2015	$634	$917	$13
2016	704	980	28
2017	785	1,070	38
2018	841	1,149	65
2019	936	1,165	111
2020 to 2024	5,939	6,420	1,072
Total	$9,839	$11,701	$1,327
* These plans were assumed with our acquisition of GXS on January 16, 2014.
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2014, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	Period ending June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations	$1,516,949	$94,548	$561,687	$66,417	$794,297
Operating lease obligations*	215,527	49,306	69,761	47,554	48,906
Purchase obligations	25,206	11,076	13,711	419	—
	$1,757,682	$154,930	$645,159	$114,390	$843,203

*Net of $3.0 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidaries are currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million and has been accrued for by us. OpenText intends to vigorously defend against this assessment.
In addition, Easylink was under audit for New York State sales tax for the periods from June 2004 through to August 2011. This audit has since been closed and we have settled the matter by paying $0.3 million in Fiscal 2014.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.8 million as of June 30, 2014. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $10.3 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.4 million to cover our anticipated financial exposure in this matter.
The United States Internal Revenue Service (IRS) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this Annual Report on Form 10-K, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements.
Please also see "Risk Factors" elsewhere in this Annual Report on Form 10-K.
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
As of June 30, 2014, we had an outstanding balance of $513.8 million on Term Loan A. Term Loan A bears a floating interest rate of LIBOR plus a fixed amount, depending on the Company's consolidated leverage ratio. As of June 30, 2014, this fixed amount was 2.75%. An adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan A by approximately $5.1 million, assuming that the loan balance as of June 30, 2014 is outstanding for the entire period.
As of June 30, 2014, we had an outstanding balance of $796.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of June 30, 2014, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.96 million, assuming that the loan balance as of June 30, 2014 is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at June 30, 2014, a one cent change in the Canadian dollar to U.S. dollar exchange rates would have caused a change of approximately $1.1 million in the mark to market on our existing foreign exchange forward contracts.
At June 30, 2013, a one cent change in the Canadian dollar to U.S. dollar exchange rates would have caused a change of approximately $1.0 million in the mark to market on our existing foreign exchange forward contracts.
Foreign currency translation risk
Our reporting currency is the U.S. dollar. Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. In particular, the amount of cash and cash equivalents that we report in U.S. dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our Consolidated Balance Sheets).
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2014 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at June 30,
	2014	2013
Canadian Dollar	$6,182	$7,942
Swiss Franc	11,735	6,303
Euro	85,729	102,104
British Pound	24,552	24,925
Other foreign currencies	60,791	59,959
Total cash and cash equivalents denominated in foreign currencies	188,989	201,233
U.S. dollar	238,901	269,212
Total cash and cash equivalents	$427,890	$470,445
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $18.9 million, assuming constant foreign currency cash and cash equivalents (June 30, 2013—$20.1 million).
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Our management assessed our ICFR as of June 30, 2014, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission's 1992 framework.

Our management has excluded from our evaluation the ICFR of GXS, which we acquired on January 16, 2014, as discussed in note 18 "Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to GXS’ ICFR represented 13% of our consolidated total revenues for the fiscal year ended June 30, 2014. Total assets subject to GXS’s ICFR represented 36% of our consolidated total assets as of June 30, 2014.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2014.
The results of our management’s assessment was reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in ICFR
As a result of our acquisition of GXS on January 16, 2014, our ICFR, subsequent to the date of acquisition, includes certain additional internal controls relating to GXS. Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our ICFR.
Item 9B.    Other Information
Appointment of new Chief Financial Officer
On July 30, 2014, we entered into an employment agreement with Mr. John Doolittle, who will become our new Chief Financial Officer (CFO), starting September 8, 2014. Mr. Doolittle, age 50, has more than 20 years of financial experience, including, most recently as CFO for Mattamy Homes Limited, and various senior global positions with Nortel Networks Corporation. Mr. Doolittle will replace Mr. Paul McFeeters as CFO as Mr. McFeeters retires as CFO effective September 8, 2014. Pursuant to Mr. McFeeters’ previously announced intention to retire from the Company, Mr. McFeeters will cease to be an employee of the Company on September 30, 2014. A copy of the employment agreement between Mr. Doolittle and the Company is attached as an exhibit to this Annual Report on Form 10-K.
Amendment to Employment Agreement
On July 30, 2014, we entered into Amendment no. 2 to the employment agreement with Mr. Mark Barrenechea, our President and Chief Executive Officer, amending the Employment Agreement originally dated October 30, 2012 and amended January 24, 2013. Mr. Barrenechea's employment with the Company as our President and Chief Executive Officer has been extended for an additional three year term to January 2018. A copy of Amendment no. 2 between Mr. Barrenechea and the Company is attached as an exhibit to this Annual Report on Form 10-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 31, 2014.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	49	President and Chief Executive Officer, Director
Paul McFeeters*	59	Chief Financial Officer and Chief Administrative Officer
Gordon A. Davies	52	Chief Legal Officer and Corporate Secretary
Patrick A. Harper	50	Chief Information Officer
Jonathan Hunter	44	Executive Vice President, Worldwide Field Operations
Steven Keifer	41	Acting Chief Marketing Officer
Sujeet Kini	52	Chief Accounting Officer
Muhi Majzoub	54	Senior Vice President, Engineering
James McGourlay	45	Senior Vice President, Worldwide Customer Services
Manuel Sousa	55	Senior Vice President, Global Human Resources
Russ Stuebing	49	Vice President, Corporate Development
P. Thomas Jenkins	54	Chairman of the Board
Randy Fowlie (2)(3)	54	Director
Gail E. Hamilton (2)	64	Director
Brian J. Jackman (1)	73	Director
Stephen J. Sadler	63	Director
Michael Slaunwhite (1)(3)	53	Director
Katharine B. Stevenson (2)	52	Director
Deborah Weinstein (1)(3)	54	Director

*	As previously announced, Mr. McFeeters will be retiring from OpenText as Chief Financial Officer on September 8, 2014.

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText as President and Chief Executive Officer in January 2012. Prior to joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI). During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Previously, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea served as Senior Vice President of Applications Development at Oracle Corporation, from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was with Tesseract, where he was responsible for reshaping the company's line of human capital management software as Vice President of Development. Mr. Barrenechea is currently a member of the board and audit committee of Dick's Sporting Goods. In the last five years, Mr. Barrenechea also served as a director of SGI. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea is the author of two books about the evolution of the enterprise software industry: “ebusiness or Out of Business: Oracle's Roadmap for Profiting in the New Economy”, and “Software Rules: How the Next Generation of Enterprise Applications Will Increase Strategic Effectiveness”.
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
Gordon A. Davies
Mr. Davies has been the Company's Chief Legal Officer and Corporate Secretary since September 2009. He also serves as the Corporation's Compliance Officer and, effective February 2014, has responsibility for the global human resources department. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a BA from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.
Patrick A. Harper
Mr. Harper was appointed Chief Information Officer of OpenText in April 2013. Mr. Harper joined OpenText in July 2012 through the acquisition of EasyLink, where he served as the Senior Vice President of Information Technology. From 2009 to 2010, Mr. Harper served as the General Manager of the Xpedite Business Unit within Premiere Global Services, Inc. until it was acquired by EasyLink. From 2008 to 2009, Mr. Harper served as the Vice President of Information Technology at Affiliated Computer Services. Mr. Harper also served as the Vice President of Global Technology at Ceridian Corporation, a provider of human capital management products and services, from 2006 to 2008. Mr. Harper is a graduate of the Georgia Institute of Technology with a B.S. in Information and Computer Sciences and holds a certificate in Information Technology Management.
Jonathan Hunter
Mr. Hunter joined OpenText in August 2013 as Executive Vice President, Worldwide Field Operations to lead the Company's global sales and services organization. Prior to joining OpenText, Mr. Hunter was Senior Vice President and General Manager for North America at CA Technologies, Inc. (CA), a provider of management software and solutions, from June 2010 to July 2013. Prior to that, Mr. Hunter held a number of progressively senior roles at CA in client services, marketing, and sales from 1995 to 2010. Mr. Hunter currently serves on the board of the Celebrity Fight Night organization. He holds a B.A. from Arizona State University.
Steven Keifer
Mr. Keifer was appointed Acting Chief Marketing Officer in May 2014 after joining OpenText in January 2014 as part of the acquisition of GXS. Prior to OpenText, Mr. Keifer was the Vice President of Global Marketing for GXS, from November 2011 to January 2014. From January 2004 to April 2001, Mr. Keifer was the Assistant Vice President of Business Development and the Director of Product Management for a leading web-hosting firm, Digex. Mr. Keifer started his career as a consultant in the Communications and High Technology division of Accenture plc. Mr. Keifer received a Bachelor of Science in engineering from the University of Virginia.

Sujeet Kini
Mr. Kini joined OpenText in August 2004 as Director, External Reporting. In January 2007, Mr. Kini was appointed to the position of Vice President, External Reporting, in December 2009 to the position of Vice President, Controller and in February 2013 to the position of Chief Accounting Officer. Prior to joining OpenText, Mr. Kini was the Controller of Financial Reporting and Technical Accounting for Direct Energy Marketing Limited (Direct Energy), a supplier of electricity and natural gas products from March 2003 until August 2004. From March 2001 until March 2003, Mr. Kini was Senior Manager, External Reporting at GT Group Telecom Inc. (GT), a company which marketed and sold telecommunication products and services in fibre-optic infrastructure. Prior to working with GT, Mr. Kini worked with PricewaterhouseCoopers LLP at their Toronto office from October 1997 to March 2001. Mr. Kini is a Chartered Professional Accountant (Ontario) and a Certified Public Accountant (Colorado). He is also a member of the Financial Executive International Canada's (FEI Canada) Committee for Corporate Reporting. This is a committee that formulates FEI Canada statements and positions on matters pertaining to financial accounting, auditing and corporate reporting.
Muhi Majzoub
Mr. Majzoub joined OpenText in June 2012 as Senior Vice President, Engineering and is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, a private company, that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
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
Manuel Sousa
Mr. Sousa joined OpenText in June 2012 as Senior Vice President, Global Human Resources and is responsible for shaping and driving OpenText's talent and organization management strategies. From 2010 to 2012, Mr. Sousa was Head of Human Resources for International Banking and Global Insurance for the Royal Bank of Canada (RBC), a large financial institution in Canada. In 2009, Mr. Sousa served as Executive Vice President, Human Resources for Take-Two Interactive Software Inc., a major American publisher, developer, and distributor of video games and video game peripherals. From 2006 to 2008, Mr. Sousa was Chief People Officer and Senior Vice President at T-Mobile USA, and from 2004 to 2006, Chief Human Resources Officer and Executive Vice President at Saks Fifth Avenue. Mr. Sousa holds a B.A. in Sociology from McMaster University.
Russ Stuebing
Mr. Stuebing was appointed Vice President, Corporate Development in 2013 to lead OpenText’s corporate development initiatives. Mr. Stuebing has worked within the corporate development team at OpenText since 2008 on various aspects of mergers and acquisitions. Mr. Stuebing joined OpenText in 2000 to lead the worldwide financial planning and analysis function. Prior to joining OpenText, Mr. Stuebing held positions in the financial services and retail sectors. Mr. Stuebing holds a Certified Management Accountant designation and attained a BA in economics from Wilfrid Laurier University.
P. Thomas Jenkins
Mr. Jenkins is Chairman of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is Executive Fellow at the School of Public Policy at the University of Calgary and the Chair of the federal centre of excellence Canadian Digital Media Network (CDMN). He is also an appointed member of the National Research Council of Canada (NRC). He is the past appointed chair of the Government of Canada's Defence Procurement Panel, the chair of the Research and Development Review Panel, past appointed member of the Government of Canada's Competition Policy Review Panel, and past appointed member of the Province of Ontario's Ontario Commercialization Network Review Committee (OCN). Mr. Jenkins is also a member of the board of Thomson Reuters. In the past five years, Mr. Jenkins was also a member of the board of BMC

Software, Inc., a software corporation based in Houston, Texas. He is also a director of the C.D. Howe Institute, and a director of the Canadian Council of Chief Executives (CCCE). Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received an honorary doctorate of laws from the University of Waterloo and an honorary doctorate of Military Science from the Royal Military College of Canada. He is a recipient of the 2009 Ontario Entrepreneur of the Year, the 2010 McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business 2012 Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. Mr. Fowlie is currently the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronics payment industry. RDM Corporation trades on the Toronto Stock Exchange. Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Currently, Mr. Fowlie is also a director at RDM Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. In the last five years, Mr. Fowlie also served as a director of Dalsa Corporation and Semcan Inc.
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
Stephen J. Sadler
Mr. Sadler has served as a director of OpenText since September 1997. From April 2000 to present, Mr. Sadler has served as the Chairman and CEO of Enghouse Systems Limited, a publicly traded software engineering company that develops geographic information systems as well as contact center systems. Mr. Sadler was previously Chief Financial Officer, President and Chief Executive Officer of GEAC. Prior to Mr. Sadler's involvement with GEAC, he held executive positions with Phillips Electronics Limited and Loblaws Companies Limited, and was Chairman of Helix Investments (Canada) Inc. Currently, Mr. Sadler is a director of Enghouse Systems Limited. Mr. Sadler holds a B.A. Sc. (Honours) in Industrial Engineering and an

M.B.A. (Dean's List) and he is a Chartered Professional Accountant. In the past five years, Mr. Sadler also served as a director of Frontline Technologies Inc. (formerly Belzberg Technologies Inc.).
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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. Ms. Stevenson is a corporate director, serving on both public and “not for profit” boards. Since 2011, she has been a director of the Canadian Imperial Bank of Commerce (CIBC) and currently serves as a member of the CIBC Audit Committee. She has been a director of Valeant Pharmaceuticals International Inc. since 2010, and a director of CAE Inc. since 1997 and currently serves as Chairman of the CAE Audit Committee. Ms. Stevenson also served as a director and Chairman of the Audit Committee of OSI Pharmaceuticals Inc, until its sale to Astellas Pharma Inc. in 2010. Valeant, CIBC and CAE Inc. are publicly listed companies. Ms. Stevenson is past chair of the Board of Governors of The Bishop Strachan School and she continues to serve as a Governor. She is certified with the professional designation ICD.D, granted by the Institute of Corporate Directors (ICD). She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer from 2000 to 2007. From 1984 to 1995, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University.
Deborah Weinstein
Ms. Weinstein has served as a director of OpenText since December 2009. Ms. Weinstein is a co-founder and partner of LaBarge Weinstein LLP, a business law firm based in Ottawa, Ontario, since 1997. Ms. Weinstein's legal practice specializes in corporate finance, securities law, mergers and acquisitions and business law representation of public and private companies, primarily in knowledge-based growth industries. Prior to founding LaBarge Weinstein LLP, Ms. Weinstein was a partner of the law firm Blake, Cassels & Graydon LLP, where she practiced from 1990 to 1997 in Ottawa, and in Toronto from 1985 to 1987. Ms. Weinstein also serves as a director of Dynex Power Inc., a manufacturer of power semi conductors, and on a number of not-for-profit boards. Ms. Weinstein holds an LL.B. from Osgoode Hall Law School of York University. In the last five years, Ms. Weinstein also served as a director of LW Capital Pool Inc. and Standard Innovation Corporation, a private company.
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
The responsibilities, mandate and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company's website, www.opentext.com under the Company/Investors section.

The Board of Directors has determined that Mr. Fowlie qualifies as an “audit committee financial expert” as such term is defined in SEC Regulation S-K, Item 407(d)(5)(ii).
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics (the Ethics Code) that applies to all of our directors, officers and employees. The Ethics Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and compliance with all applicable laws and regulations. The Ethics Code also incorporates our expectations of our employees that enable us to provide full, fair, accurate, timely and understandable disclosure in our filings with the SEC and other public communications.
The full text of the Ethics Code is published on our web site at www.opentext.com under the Investors section.
If we make any substantive amendments to the Ethics Code or grant any waiver, including any implicit waiver, from a provision of the Ethics Code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website at www.opentext.com under the Investors section or on a Current Report on Form 8-K.
Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board of Directors (Board) that the following CD&A be included in our Annual Report on Form 10-K for the year ended June 30, 2014.
This report is provided by the following independent directors, who comprise our Compensation Committee:
Michael Slaunwhite (Chair), Brian J. Jackman, Deborah Weinstein.
To the extent that this Annual Report on Form 10-K has been or will be specifically incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, this “Compensation Committee Report” shall not be deemed “soliciting materials”, unless specifically otherwise provided in any such filing.
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the year which ended on June 30, 2014 (Fiscal 2014), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer and principal financial officer, (ii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, and (iii) one additional individual for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer on June 30, 2014 (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.934857.
As a result of the two-for-one stock split, effected February 18, 2014, by way of a stock dividend, all share numbers, per share data, and share-based compensation awards are presented on a post stock-split basis.
Overview of Compensation Program
The compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark Barrenechea - President and Chief Executive Officer (CEO)

•	Paul McFeeters - Chief Financial Officer and Chief Administrative Officer (CFO)

•	Jonathan Hunter - Executive Vice President, Worldwide Field Operations

•	Gordon A. Davies - Chief Legal Officer and Corporate Secretary

•	Muhi Majzoub - Senior Vice President, Engineering

•	P. Thomas Jenkins - Chairman of the Board and former Chief Strategy Officer
During Fiscal 2014, Mr. Jenkins served as our Chief Strategy Officer until his resignation from such office effective August 1, 2013, followed by his termination of employment effective January 1, 2014. Mr. Jenkins continues to serve as our Chairman of the Board, a position he has held since 1998. Mr. Jenkins is included in this CD&A as an additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer on June 30, 2014.
Where relevant, we have included Mr. Jenkins in the discussion under this CD&A and provided appropriate disclosure related to him. However, we have omitted a discussion of Mr. Jenkins where, as a result of his departure from the Company as an employee, such disclosure would not be meaningful. Mr. Jenkins did not participate in our short-term incentive plan for Fiscal 2014. For details of amounts paid to Mr. Jenkins for Fiscal 2014, please see the sections titled “P. Thomas Jenkins - Letter Agreement” and “Summary Compensation Table”.
Compensation Oversight Process
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, including all Named Executive Officers with the exception of our CEO. In making compensation decisions for all Named Executive Officers with the exception of our CEO relating to, among other things, performance targets, base salary, short-term incentives and long-term incentives, the Compensation Committee considers the input of the CEO. With respect to the compensation of our CEO, the Compensation Committee makes recommendations to the Board for approval. The Compensation Committee reviews and approves all equity awards related to executive compensation, which are granted by the Board.
The Board, the Compensation Committee, and our management have instituted a set of detailed procedures to evaluate the performance of each of our Named Executive Officers to help determine the amount of the short-term incentives and long-term incentives to award to each Named Executive Officer.
The Compensation Committee seeks the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant is screened and chosen by the Compensation Committee in discussion with our management. Historically, the consultant provides the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and assists the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation. The Compensation Committee has engaged Mercer (Canada) Limited (Mercer), wholly owned by Marsh & McLennan Companies (MMC), a human resources consulting services provider, since February 2008 to provide compensation analysis and independent advice on an ongoing basis. In deciding to engage Mercer, the Committee reviewed the proposed scope of Mercer's services to the Committee, including those services provided by Mercer affiliates to the Company, and assessed Mercer's objectivity in providing executive compensation consulting advice.
During Fiscal 2014, with the approval of the Compensation Committee, management engaged Radford, an AON Hewitt Company (Radford), a provider of compensation intelligence and consulting firm for the technology and life sciences industries, for certain compensation consulting services. In light of the acquisition of GXS and the resulting increase in the size and scope of our operations, Radford was engaged by management for two related projects: (i) assistance formulating an appropriate peer group, and (ii) benchmarking of executive compensation for our ten most senior positions against the peer group. In responding to the Compensation Committee’s requests for a peer group review and executive compensation benchmarking, the analysis completed by Radford was provided by management to the Compensation Committee for consideration, and was reviewed by the Compensation Committee in consultation with Radford.
During Fiscal 2014, the Committee’s work included the following:

•
Peer Group Review - In light of the larger scope and size of the Company following the acquisition of GXS, the Committee determined that it should re-assess the peer group used to benchmark compensation practices and policies. In its review, the Committee referenced analysis provided by Radford, who identified a list of companies in the software sector that fit the criteria outlined under the heading “Competitive Compensation”. This review resulted in changes to the peer group deemed to be relevant for our current size and scope of operations.

•
Executive Compensation Review - The Committee reviewed, in consultation with Radford, our executive compensation policies, referring to Radford’s analysis of our compensation practices and policies with respect to our ten most senior positions against similar-sized global technology companies, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking included a review of base salary, total cash compensation and total direct compensation. See below for a more detailed discussion of the peer group used for this benchmarking. This information was used to inform compensation decisions in Fiscal 2014.

•
Long-Term Incentive Plan - The Compensation Committee reviewed quarterly analysis provided by Mercer related to our performance under all outstanding Performance Share Unit Programs (for details on the programs, refer to the section titled “Long Term Incentives”).

In reaching its decisions, the Compensation Committee considered input from management, analysis provided from the compensation consultants, as well as other factors the Committee considered appropriate. Decisions made by the Compensation Committee are the responsibility of the Committee and may reflect factors and considerations other than the information and/or recommendations provided by management and the compensation consultants.
We have retained various affiliates of MMC, including Mercer, to provide services unrelated to executive compensation. For example, our human resources department utilized Mercer on occasion for general human resources and compensation consulting. We also used other MMC affiliates for services such as health and benefits consulting, Group RRSP and 401(k) investment consulting, and insurance brokerage services. These other MMC affiliates are separate operating companies from Mercer and we have separate relationships with the service teams at each of these operating companies. With respect to executive compensation services, Mercer has been retained by and answers to the Compensation Committee. Also, the Compensation Committee is required to pre-approve all executive compensation services provided by Mercer.
The fees paid to Mercer and the MMC affiliates for the past two fiscal years were as follows:

(in thousands)	Fiscal 2014	Fiscal 2013
Executive Compensation	$87	$137
Other Services	$372	$315
The Compensation Committee considers the impact of tax, accounting treatments and applicable regulatory requirements when approving compensation programs.
The Compensation Committee met four times during Fiscal 2014. Mercer did not attend any Compensation Committee meetings; however, it did work in consultation with members of the Compensation Committee periodically throughout the fiscal year. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally mailed to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
NASDAQ standards require compensation committees to have certain responsibilities and authority regarding the retention, oversight and funding of such committees' advisors and perform an evaluation of each advisor's independence, taking into consideration all factors relevant to that person's independence from management. NASDAQ standards also require that such rights and responsibilities be enumerated in the compensation committee's charter. While, as a foreign private issuer, we are exempt from these rules, nonetheless, our Compensation Committee has the sole authority to retain and terminate outside consultants. Our Compensation Committee charter, does not provide specific factors for independence assessments of such consultants.
Compensation Philosophy
We believe that compensation plays an important role in achieving short and long-term business objectives that ultimately drives business success in alignment with long-term shareholder goals.
Our compensation philosophy is based on three fundamental principles:

•
Market relevant - Our compensation program should provide market competitive pay in terms of value and structure in order to retain current employees who are performing according to their objectives and to attract new recruits of the highest caliber. We aim to position our executive officers’ compensation targets at the median in relation to our peer group, however, actual pay will depend on performance of the executive officers and the Company;

•
Pay for Performance - We aim to reward sustained company performance and individual achievements by aligning a significant portion of total compensation to our financial results and strategic objectives. We believe compensation should fluctuate with financial performance and accordingly, we structure total compensation to be above our peer group median when our financial performance exceeds the peer group median and likewise, we structure total compensation to be below our peer group median if our financial performance falls below the peer group median; and

•	Strong link to business strategy - Our short and long-term goals should be reflected in our overall compensation program.

Our reward package is based primarily on results achieved by the Company as a whole. In addition, our Named Executive Officers may have a minority element of their reward package determined by their fulfillment of objectives which are specific to their role (Personal Objectives).
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
Competitive Compensation
Aggregate compensation for each Named Executive Officer is designed to be competitive. The Compensation Committee researches and refers to the compensation practices of similarly situated companies in determining our compensation policy. Although the Compensation Committee reviews each element of compensation for market competitiveness, and may weigh a particular element more heavily based on our Named Executive Officer's role within the Company, the focus remains on being competitive in the market with respect to total compensation.
The Compensation Committee regularly reviews data related to compensation levels and programs of a peer group of comparable organizations. In Fiscal 2014, the peer group analysis was prepared by Radford for management, then presented to and approved by the Compensation Committee. Our peer group includes global software and service providers that are similar in size, business complexity, and scope of operations to that of our own. Key metrics considered include revenue, market capitalization, number of employees, and net income. Generally, organizations within our peer group are in a similar software industry with revenues, market capitalization and number of employees that fall between one-third and three times that of our market capitalization. This review resulted in our peer group consisting of 18 companies that include 17 US-based companies and one UK based company. There were no Canadian organizations that fell within all of the criteria noted above.
Following the determination of our peer group, the Committee also reviewed an assessment of the compensation of our executive officers. This review benchmarked base salary, total cash compensation (base salary plus target short-term incentives), and total direct compensation (total cash compensation plus long-term incentives) for the ten most senior positions, including our current Named Executive Officers, to the following companies, which collectively comprise our peer group:

			Last Fiscal Year			Trailing Twelve Months		Market Data as of 12/17/13
Company	Ticker	Fiscal Year End	# of Employees	Revenues ($ in millions)	Net Income ($ in millions)	Revenues ($ in millions)	Net Income ($ in millions)	Market Cap ($ in millions)
AOL Inc.	AOL	12/31/12	5,600	$2,191.7	$1,048.4	$2,240.4	$92.1	$3,518.7
Autodesk Inc.	ADSK	01/31/13	7,300	$2,312.2	$247.4	$2,287.0	$221.2	$10,646.1
Broadridge Financial Solutions Inc.	BR	06/30/13	6,400	$2,430.8	$212.1	$2,480.2	$238.2	$4,624.3
Cadence Design Systems Inc.	CDNS	12/31/12	5,200	$1,326.4	$439.9	$1,429.0	$440.4	$3,942.1
Citrix Systems Inc.	CTXS	12/31/12	8,212	$2,586.1	$352.5	$2,856.0	$314.9	$10,943.4
DST Systems Inc.	DST	12/31/12	17,928	$2,576.6	$324.0	$2,649.9	$306.5	$3,797.4
Equinix Inc.	EQIX	12/31/12	3,153	$1,895.7	$144.7	$2,092.2	$88.7	$8,449.1
Global Payments Inc.	GPN	05/31/13	3,954	$2,375.9	$216.1	$2,415.3	$234.1	$4,595.6
Informatica Corporation	INFA	12/31/12	2,814	$811.6	$93.2	$906.9	$77.5	$4,245.0
Mentor Graphics Corporation	MENT	01/31/13	5,029	$1,088.7	$133.5	$1,079.7	$109.4	$2,709.4
Micros Systems Inc.	MCRS	06/30/13	6,506	$1,268.1	$171.4	$1,282.9	$162.6	$4,057.8
Nuance Communications Inc.	NUAN	09/30/13	12,000	$1,651.5	$204.8	$1,851.8	$33.4	$4,468.2
PTC Inc.	PTC	09/30/13	6,000	$1,293.5	$143.8	$1,293.5	$143.8	$3,887.2
Red Hat Inc.	RHT	02/28/13	5,600	$1,328.8	$150.2	$1,429.2	$158.9	$9,008.8
Sage Group	SGE	09/30/13	12,252	$2,255.9	$77.9	$2,255.9	$77.9	$7,157.0
Synopsis Inc.	SNPS	10/31/12	8,138	$1,756.0	$182.4	$1,911.6	$220.0	$5,938.5
Teradata Corporation	TDC	12/31/12	10,200	$2,665.0	$419.0	$2,663.0	$377.0	$6,800.7
TIBCO Software Inc.	TIBX	11/30/12	3,646	$1,024.6	$122.0	$1,051.0	$88.3	$3,913.2
75th Percentile			8,194	$2,360.0	$304.9	$2,383.2	$237.2	$7,067.9
50th Percentile			6,200	$1,825.9	$193.6	$2,001.9	$160.8	$4,531.9
25th Percentile			5,072	$1,301.8	$144.0	$1,327.4	$89.5	$3,920.4
Average			7,274	$1,824.4	$260.2	$1,898.6	$188.0	$5,705.7
OpenText (1)	OTEX	06/30/13	8,400			$1,850.7	$144.2	$5,264.7
Percentile Ranking			77%			41%	41%	62%
(1)OpenText results represent unaudited pro-forma revenues and net income for the 12 months ended June 30, 2013 as though the acquisition of GXS had occurred on July 1, 2012. For full details, please see the Company’s Current Report on Form 8-K/A as filed with the SEC on April 3, 2014.
The purpose of the benchmarking process was to:

•	Understand the competitiveness of our current pay levels for each executive position relative to companies with similar revenues and business characteristics;

•	Identify and understand any gaps that may exist between our actual compensation levels and market compensation levels; and

•	Serve as a basis for developing salary adjustments and short-term and long-term incentive award programs for the Compensation Committee's approval.
Our general philosophy is to be positioned at the 50th percentile of our peer group for:

•	Base salary;

•	Total cash compensation (base salary + target short-term incentives); and

•	Total direct compensation (base salary + target short-term incentives + target long-term compensation).
As a result of the benchmarking review performed by the Compensation Committee, effective January 22, 2014, salary and short-term incentive adjustments were made for several of our Named Executive Officers to align their compensation packages more closely with our stated market positioning. Market research against our peer group set forth above had indicated that the compensation for most of our Named Executive Officers and other executive officers fell below, in some cases, significantly below, the median target positioning for either total cash compensation or total direct compensation. In order to align compensation packages more closely with the intended market positioning, each of Messrs. Barrenechea, McFeeters, Davies and Majzoub received an adjustment to his respective total cash compensation in Fiscal 2014. The benchmarking also revealed that our total direct compensation, when compared to our peer group, was below the median target position. No change was made to the target long-term compensation of our Named Executive Officers in Fiscal 2014.
Aligning Officers' Interests with Shareholders' Interests
We believe that transparent, objective and easily verified corporate goals, combined with applicable individual performance goals, play an important role in creating and maintaining an effective compensation strategy for our Named Executive Officers. Our objective is to facilitate an increase in shareholder value through the achievement of these corporate goals under the leadership of our Named Executive Officers working in conjunction with all of our valued employees.
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2014, the basic components of our executive officer compensation program were:

•	Fixed salary;

•	Short-term incentives; and

•	Long-term incentives (LTIP).
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives, LTIP compensation and stock options meet this definition of compensation which is at risk, and they are also an additional incentive used to promote long-term value. The greater the executive officer’s influence upon our financial or operational results, the higher is the risk/reward portion of his compensation.
The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed salary or “at risk” for Fiscal 2014:

Named Executive Officer	Fixed Salary Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark Barrenechea	20%	25%	55%
Paul McFeeters	29%	24%	47%
Jonathan Hunter	34%	33%	33%
Gordon A. Davies	34%	23%	43%
Muhi Majzoub	38%	27%	35%
The Compensation Committee annually considers the percentage of each Named Executive Officer's total compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.
Fixed Salary
Fixed salary includes:

•	Base salary;

•	Perquisites; and

•	Other benefits.
Base Salary
The base salary review for each Named Executive Officer takes into consideration factors such as current competitive market conditions and particular skills (such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance) of the particular individual. The Compensation Committee obtains information regarding competitive market conditions through the assistance of management and our compensation consultants.
The performance of each of our Named Executive Officers, other than our CEO, is assessed by our CEO in his capacity as the direct supervisor of the other Named Executive Officers. The performance of our CEO is assessed by the Board. The Board conducts the initial discussions and makes the initial decisions with respect to the performance of our CEO in a special session from which management is absent.

For details on the determination of base salary and our benchmarking process, see "Competitive Compensation" above.
Perquisites
Our Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the market place, our executive officers are entitled to some benefits that are not otherwise available to all of our employees. These benefits are provided in the form of a base allowance per year that each Named Executive Officer may choose to use for the purposes of:

•	Participating in an annual executive medical physical examination;

•	Maintaining membership in a health club;

•	Car allowances; and

•	Purchasing financial advice and related services.
Other Benefits
We provide various employee benefit programs on the same terms to all our employees, including our Named Executive Officers, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance; and

•	Tax based retirement savings plans matching contributions.
Short-Term Incentives
In Fiscal 2014, all of our Named Executive Officers, with the exception of Mr. Jenkins, participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers except for Mr. Hunter, these objectives consist of worldwide revenues and worldwide adjusted operating income. Due to Mr. Hunter’s more direct influence on our revenues, his objectives consisted of worldwide revenues and margins by product type. In addition to these targets, certain of our Named Executive Officers have goals which are specific to his role, which we refer to as Personal Objectives. Personal Objectives are related to how we operate and grow and may include matters such as succession planning, corporate development initiatives and specific operational objectives.
Worldwide revenues are derived from the “Total Revenues” line of our audited income statement with certain adjustments relating to the aging of accounts receivable. Worldwide revenues are an important variable that helps us to assess our Named Executive Officers’ roles in helping us to grow and manage our business.
Worldwide adjusted operating income, which is intended to reflect the operational effectiveness of our leadership, is calculated as total revenues less the total cost of revenues and operating expenses excluding amortization of intangible assets, special charges and stock-based compensation expense. Worldwide adjusted operating income is also adjusted to remove the impact of foreign exchange.
Worldwide revenues by product type are derived from the “License”, “Cloud services”, and “Professional service and other” lines in our audited income statement, with certain adjustments relating to the aging of accounts receivable. Worldwide margins by the same product types are derived as a ratio of profitability divided by sales. For example, cloud services margins would be calculated by taking its profitability (total cloud services revenues minus total cloud services cost of revenues) divided by total cloud services revenues. Worldwide margins are also adjusted to remove the impact of foreign exchange. These measures are meaningful when assessing the performance of Mr. Hunter, who has primary responsibility for growing and managing the sales side of our business.
We determine short-term performance measures and associated weightings for our Named Executive Officers based on our Named Executive Officer's specific role. We believe that each element of our short-term incentive compensation program requires strong performance from each of our Named Executive Officers in order for the relevant Named Executive Officer to receive the target awards. For details on the determination of targeted awards and our benchmarking process, see "Competitive Compensation" above.

For Fiscal 2014, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures:

Named Executive Officer	Total Target Award	Worldwide Revenues	Worldwide Adjusted Operating Income	Worldwide License Revenues	Worldwide Professional Service and Cloud Services Revenues	Worldwide Professional Service and Cloud Services Margin	Personal Objectives
Mark Barrenechea	$932,000	45%	45%	N/A	N/A	N/A	10%
Paul McFeeters	$360,855	45%	45%	N/A	N/A	N/A	10%
Jonathan Hunter	$500,000	N/A	N/A	50%	25%	25%	N/A
Gordon A. Davies	$272,044	45%	45%	N/A	N/A	N/A	10%
Muhi Majzoub	$249,000	45%	45%	N/A	N/A	N/A	10%
For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, please see “Grants of Plan-Based Awards for Fiscal 2014” below.
For each performance measure, the Compensation Committee approves the total target award, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2014.

Objectives (in millions)	Threshold Target (90% target)	Target	Fiscal 2014 Actual (1)	% of Target Actually Achieved	% of Payment per Fiscal 2014 Payout Table
Worldwide Revenues	$1,499	$1,666	$1,613	97%	70%
Worldwide Adjusted Operating Income	$437	$485	$486	100%	100%
Worldwide Professional Service and Cloud Services Revenues	$582	$647	$608	94%	55%
Worldwide Professional Service and Cloud Services Margin	$253	$281	$276	98%	85%
Worldwide License Revenues (2)	N/A	$328	$306	93%	N/A

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

(2)
There is no threshold target for this performance measure. Payments under the performance measure for worldwide license revenues are determined based on a graduated scale where every dollar of license revenue achieved results in a performance payment. Additionally, because payments are based on a graduated scale, it is not meaningful to show a single percentage of payment per the Fiscal 2014 “Worldwide License Revenues” payout table, as more than one percentage level could be applicable.

The tables set forth below illustrate the percentage of the target awards that are paid to our Named Executives Officers, in accordance with our actual results achieved during Fiscal 2014.

Worldwide Revenues and Worldwide Professional Service and Cloud Services Revenues Calculations
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	102%	150%
90 - 91%	15%	103%	175%
92 - 93%	40%	104%	200%
94 - 95%	55%	105%	225%
96 - 97%	70%	106%	250%
98 - 99%	85%	107%	275%
100%	100%	108% and above	300% cap
101%	125%
Formula:
Actual / Budget = % of Attainment		Example: an attainment of 103% results in a payment of 175%

In Fiscal 2014, we achieved 97% of our worldwide revenue target and 95% of our worldwide services and cloud services revenues target. The “Worldwide Revenues and Professional Service and Cloud Services Revenues Calculations” table above illustrates under the “% Attainment” column that an achievement of 97% of target for the worldwide revenue performance criteria results in an award payment of 70% of the target award amount, and an achievement of 95% of target for the worldwide professional service and cloud services revenues performance criteria results in an award payment of 55% of the target award amount.

Worldwide Adjusted Operating Income and Worldwide Professional Service and Cloud Services Margin Calculations
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	108%	180%
90 - 91%	15%	109%	190%
92 - 93%	40%	110%	200%
94 - 95%	55%	111%	210%
96 - 97%	70%	112%	220%
98 - 99%	85%	113%	230%
100%	100%	114%	240%
101%	110%	115%	250%
102%	120%	116%	260%
103%	130%	117%	270%
104%	140%	118%	280%
105%	150%	119%	290%
106%	160%	120% and above	300% cap
107%	170%
Formula:
Actual / Budget = % of Attainment		Example: an attainment of 103% results in a payment of 130%
In Fiscal 2014, we achieved 100% of our worldwide adjusted operating target and 99% of our worldwide professional service and cloud services margin target. The “Worldwide Adjusted Operating Income and Worldwide Professional Service and Cloud Services Margin Calculations” table above illustrates under the “% Attainment” column that an achievement of 100% of target for the worldwide adjusted operating income performance criteria results in an award payment of 100% of the target award amount, and an achievement of 99% of target for the worldwide professional service and cloud services margin performance criteria results in an award payment of 85% of the target award amount.

Worldwide License Revenues Calculation
% Attainment	% Payment
0 - 50.01%	0.053690%
50.01 - 100.01%	0.080535%
100.01 - 120.01%	0.117447%
120.01 - 150.01%	0.167781%
150.01 and above	0.234894%

In Fiscal 2014, we achieved 93% of our worldwide license revenues target. License revenues achieved up to, and including, the 50th percentile of our worldwide license revenue target (level 1) was paid at a rate of 0.053690%, resulting in a payment of $0.09 million. License revenues achieved between the 50th percentile and the target amount (level 2) was paid at a rate of 0.080535%, resulting in a payment of $0.11 million. In total, for achieving 93% of our worldwide license revenues target, we made short-term incentive payments of approximately $0.2 million.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2014 was determined in accordance with the calculation formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2014, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:

Mark Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$419,400	$62,910	$293,580	70%
Worldwide Adjusted Operating Income	$419,400	$62,910	$419,400	100%
Personal Objectives	$93,200	$13,980	$93,200	100%
Discretionary Award*	N/A	N/A	$62,910	N/A
Total	$932,000	$139,800	$869,090	93%
Paul McFeeters

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$162,385	$24,358	$113,669	70%
Worldwide Adjusted Operating Income	$162,385	$24,358	$162,385	100%
Personal Objectives	$36,085	$5,413	$36,085	100%
Discretionary Award*	N/A	N/A	$24,358	N/A
Total	$360,855	$54,129	$336,497	93%
Jonathan Hunter

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide License Revenues	$250,000	N/A	$202,135	81%
Worldwide Professional Service & Cloud Services Revenues	$125,000	$18,750	$55,470	44%
Worldwide Professional Service & Cloud Services Margin	$125,000	$18,750	$82,813	66%
Discretionary Award*	N/A	N/A	$54,097	N/A
Total	$500,000	$37,500	$394,515	79%
Mr. Hunter received four payments based on his performance measures during Fiscal 2014. Due to his more direct influence on revenue generation, Mr. Hunter had calculations performed each quarter on quarterly revenue and margin achievements (versus quarterly target). As a result, his payouts were different from the payout of the other Named Executive Officers with respect to common performance objectives and the percentages illustrated under the payout tables above.
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$122,420	$18,363	$85,694	70%
Worldwide Adjusted Operating Income	$122,420	$18,363	$122,420	100%
Personal Objectives	$27,204	$4,081	$27,204	100%
Discretionary Award*	N/A	N/A	$18,363	N/A
Total	$272,044	$40,807	$253,681	93%

Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$112,050	$16,807	$78,435	70%
Worldwide Adjusted Operating Income	$112,050	$16,807	$112,050	100%
Personal Objectives	$24,900	$3,736	$24,900	100%
Discretionary Award*	N/A	N/A	$16,808	N/A
Total	$249,000	$37,350	$232,193	93%

*The Board exercised its discretion in recognition of record overall financial results, and at the same time achieving important business objectives including the integration of four acquisitions.
Long-Term Incentives
As with many North American technology companies, we have a general practice of granting variable long-term incentives to executive officers. Our LTIP represents a significant proportion of our executive officers’ total compensation, and its purpose is two-fold: (i) as a component of a competitive compensation package; and (ii) to align the interests of our executive officers with the interests of our shareholders. Grants are generally made annually, consistent with competitive market practice, and vesting occurs over time, to ensure alignment with our performance over the longer term.
A target value is established by the Compensation Committee for each Named Executive Officer, except for the CEO, whose target value is established by the Board, based on competitive market practice and by our Named Executive Officer’s ability to influence financial or operational performance. Grants are generally made annually and are comprised of the components outlined in the table below.
The target value of the LTIP is split into three components, with 50% represented by Performance Share Units (PSUs), 25% represented by Restricted Share Units (RSUs) and 25% represented by stock options. PSUs and RSUs are based on a rolling three-year program, which means that assessment of a Named Executive Officer's performance under each grant is made continuously over the period, but payments on that grant may only be made at the end of the applicable three year term in either cash or Common Shares, at the discretion of the Board. Options granted generally vest over four years. The LTIP payments may also be subject to certain payment limitations in the event of early termination of employment or change in control of the Company. As well, LTIP payments are subject to mandatory repayment or “clawback” in the event of fraud, willful misconduct or gross negligence by any executive officer, including a Named Executive Officer, affecting the financial performance or financial statements of the Company or the price of our Common Shares. The performance targets and the weightings of performance targets under each LTIP are first recommended by the Compensation Committee and then approved by the Board. No dividends are paid or accrued on PSUs or RSUs.

Vehicle	% of Total LTIP	Description	Vesting	Payout
Performance Share Units (PSU)	50% of LTIP target award value
Each PSU is equivalent to one Common Share. The number of PSUs granted is determined by converting the dollar value of the target award to units, based on an average share price determined at time of Board grant. The number of PSUs to be settled at vesting will be based on the Company’s performance in total shareholder return (TSR) at the end of a three year period against the TSR of companies comprising the constituents of the S&P MidCap400 Software and Services Index.
			Cliff vesting in the third year following the determination by the Board that the performance criteria have been met.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board, to each participant. We expect to settle these awards in Common Shares.
Restricted Share Units (RSU)	25% of LTIP target award value
Each RSU is equivalent to one Common Share. The number of RSUs granted is determined by converting the dollar value of the target award to units, based on an average share price determined at time of Board grant.
			Cliff vesting three years after grant date.	Once vested, units will be settled in either Common Shares or cash, at the discretion of the Board, to each participant. We expect to settle these awards in Common Shares.
Stock Options	25% of LTIP target award value
The dollar value of the target award is converted to a number of options using a Black Scholes model. The exercise price is equivalent to the closing price of our Common Shares on the trading day preceding the date of grant.
			Vesting is typically 25% on each of the first four anniversaries of grant date. Options expire seven years after grant date.	Once vested, participants may exercise options for Common Shares.
In addition to stock options granted in connection with the LTIP, from time to time, we may grant stock options to new strategic hires and to our employees in recognition of their service, such as for promotions. In Fiscal 2014, we granted stock options to one of our Named Executive Officers, namely, Jonathan Hunter, in connection with the commencement of his employment with us in August 2013. Details of Mr. Hunter’s stock option grants are contained in the table below under “Grants of Plan Based Awards Fiscal 2014”. Our stock options generally vest over four years and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
All stock option grants, whether part of the LTIP or granted separately for new hires and promotions of existing employees, are governed by our stock option plans. In addition, grants and exercises of stock options are subject to our Insider Trading Policy. For details of our Insider Trading Policy, see “Other Information With Respect to Our Compensation Program - Insider Trading Policy” below.
For details on the determination of targeted awards and our benchmarking process, see "Competitive Compensation" above.
Fiscal 2016 LTIP
For each Named Executive Officer, the compensation target under the Fiscal 2016 LTIP was determined based on the Named Executive Officer's overall compensation and by his ability to influence our financial or operational performance.
The target compensation set for each Named Executive Officer under the Fiscal 2016 LTIP is comprised of three elements: PSUs, RSUs and stock options and represent 50%, 25% and 25%, respectively, of the Named Executive Officer’s total target award. The table below illustrates the target value of each element under the Fiscal 2016 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options
Mark Barrenechea	$1,046,500	$523,250	$523,250
Paul McFeeters	$362,500	$181,250	$181,250
Jonathan Hunter	$250,000	$125,000	$125,000
Gordon A. Davies	$250,000	$125,000	$125,000
Muhi Majzoub	$162,500	$81,250	$81,250

Awards granted in Fiscal 2014, under the Fiscal 2016 LTIP were in addition to the awards granted in Fiscal 2012 and Fiscal 2013. For details of our previous LTIPs, please see Item 11 of our Annual Report on Form 10-K for the appropriate year.
Fiscal 2016 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index), which was selected by the Compensation Committee in consultation with Mercers. The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.2 billion to $5.1 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2016 LTIP with respect to PSUs. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the Index is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative over the three year period, no payout will be made. Any target percentile achieved between 1% and 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award based on the number of PSUs that were granted on November 1, 2013 in connection with the Fiscal 2016 LTIP.
The amounts that may be realized for PSU awards under the Fiscal 2016 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2014, and applied to the number of equivalent PSUs to be issued to the Named Executive Officers at target level achievement.

Fiscal 2016 LTIP PSUs
Named Executive Officer	Threshold at June 30, 2016	100% Achievement at June 30, 2016	150% Achievement at June 30, 2016
Mark Barrenechea	$21,656	$1,433,761	$2,150,642
Paul McFeeters	$7,502	$500,110	$750,165
Jonathan Hunter	$5,274	$351,592	$527,388
Gordon A. Davies	$5,173	$344,880	$517,320
Muhi Majzoub	$3,363	$224,167	$336,251
Fiscal 2016 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all of the RSUs shall become vested RSUs at the end of the Fiscal 2016 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2016 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2014, and applied to the number of equivalent RSUs issued to the Named Executive Officers.

Fiscal 2016 LTIP RSUs
Named Executive Officer	Value at June 30, 2014
Mark Barrenechea	$721,881
Paul McFeeters	$250,055
Jonathan Hunter	$175,748
Gordon A. Davies	$172,488
Muhi Majzoub	$112,084
Separately, in November 2013, fully-vested RSUs were granted to certain of our Named Executive Officers under the Fiscal 2016 LTIP. For details, see “Grants of Plan Based Awards in Fiscal 2014” and “Option Exercises and Stock Vested in Fiscal 2014”.
Fiscal 2016 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2016 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years.
The amounts that may be realized for all stock option awards under the Fiscal 2016 LTIP are as follows, calculated based on the difference between the market price of our Common Shares on the NASDAQ as of June 30, 2014 and the grant price of the stock options and applied to the number of equivalent options issued to the Named Executive Officers.

Fiscal 2016 LTIP Options
Named Executive Officer	Value at June 30, 2014
Mark Barrenechea	$998,511
Paul McFeeters	$345,884
Jonathan Hunter	$91,734
Gordon A. Davies	$238,536
Muhi Majzoub	$155,055
The details of the option grants are contained in the table found below under “Grants of Plan Based Awards in Fiscal 2014.”
Fiscal 2015 LTIP - Mr. Hunter
Mr. Hunter was granted awards under our Fiscal 2015 LTIP in Fiscal 2014 pursuant to his employment arrangement with the Company, which is reflected in the sections below titled “Summary Compensation Table” and “Grants of Plan-Based Awards in Fiscal 2014”.
P. Thomas Jenkins - Letter Agreement
In connection with Mr. Jenkins’s resignation, we have settled all outstanding awards granted to Mr. Jenkins during his tenure as an executive officer of the Company. We settled Mr. Jenkins’ awards granted under the Fiscal 2014 LTIP by issuing 49,706 Common Shares, on a post-split basis. With respect to settling awards granted under the Fiscal 2015 LTIP, we issued to Mr. Jenkins 23,968 Common Shares, on a post-split basis. Full details of these awards can be found in the Letter Agreement, dated as of July 30, 2013, between Mr. Jenkins and the Company filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended June 30, 2013. For further details, see the sections below titled “Summary Compensation Table” and “Option Exercises and Stock Vested in Fiscal 2014”. Mr. Jenkins continues to serve as our Chairman of the Board, a position he has held since 1998. Subject to compliance with the rules of the NASDAQ and the Canadian Securities Administrators, Mr. Jenkins will not be considered an "independent director" for a period of three years commencing January 1, 2014.
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
Share Ownership Guidelines
We currently have equity ownership guidelines (Share Ownership Guidelines), the objective of which is to encourage our senior management, including our Named Executive Officers, and our directors to buy and hold Common Shares in the Company based upon an investment target. We believe that the Share Ownership Guidelines help align the financial interests of our senior management team and directors with the financial interests of our shareholders.
The equity ownership levels are as follows:

CEO/President	4x base salary
Other senior management	1x base salary
Non-management director	3x annual retainer

For purposes of the Share Ownership Guidelines, individuals are deemed to hold all securities over which he or she is the registered or beneficial owner thereof under the rules of Section 13(d) of the Securities Exchange Act through any contract, arrangement, understanding, relationship or otherwise in which such person has or shares:
•voting power which includes the power to vote, or to direct the voting of, such security; and/or
•investment power which includes the power to dispose, or to direct the disposition of, such security.
Also, Common Shares will be valued at the greater of their book value (i.e., purchase price) or the current market value. On an annual basis, the Compensation Committee reviews the recommended ownership levels under the Share Ownership Guidelines and the compliance by our executive officers and directors with the Share Ownership Guidelines.
The Share Ownership Guidelines were adopted in October 2009 and the Board recommends that the equity ownership levels be achieved by October 31, 2014. Alternatively, for someone who becomes a member of senior management after the date these Share Ownership Guidelines were adopted, the Board recommends that the equity ownership levels be achieved within five years of becoming subject to the Share Ownership Guidelines and that he hold the number of Common Shares or share equivalents recommended for so long as he or she remains within senior management.
Named Executive Officers
Named Executive Officers may achieve these Share Ownership Guidelines through the exercise of stock option awards, purchases under the OpenText Employee Stock Purchase Plan (ESPP), through open market purchases made in compliance with applicable securities laws or through any equity plan(s) we may adopt from time to time providing for the acquisition of Common Shares. Until the Share Ownership Guidelines are met, it is recommended that a Named Executive Officer retain a portion of any stock option exercise or LTIP award in Common Shares to contribute to the achievement of the Share Ownership Guidelines. Common Shares issuable pursuant to the unexercised options shall not be counted towards meeting the equity ownership target.
As of the date of this Annual Report on Form 10-K, Messrs. McFeeters and Davies comply with the Share Ownership Guidelines for Fiscal 2014. The other Named Executive Officers have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by his position.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. Effective February 2, 2010, the Board adopted the Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details, see the table below titled “Director Compensation for Fiscal 2014”.
Insider Trading Policy
All of our employees, officers and directors, including our Named Executive Officers, are required to comply with our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material inside information. In addition, our Insider Trading Policy prohibits our employees, officers and directors, including our Named Executive Officers, from, directly or indirectly, short selling any security of the Company or entering into any other arrangement that results in a gain only if the value of the Company's securities decline in the future, selling a “call option” giving the holder an option to purchase securities of the Company, or buying a “put option” giving the holder an option to sell securities of the Company. The definition of “trading in securities” includes any derivatives-based, monetization, non-recourse loan or similar arrangement that changes the insider’s economic exposure to or interest in securities of the Company and which may not necessarily involve a sale.
All grants of stock options are subject to our Insider Trading Policy and as a result, stock options may not be granted during the “blackout” period beginning on the fifteenth day of the last month of each quarter and ending at the beginning of the second trading day following the date on which the Company’s quarterly or annual financial results, as applicable, have been publicly released. If the Board approves the issuance of stock options during the blackout period, these stock options are not granted until the blackout period is over. The price at which stock options are granted is not less than the closing price of the Company’s Common Shares on the trading day for the NASDAQ market immediately preceding the applicable grant date.
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
Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.934857, 0.992560, and 1.001200 for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark Barrenechea	2014	$690,247	—	$1,262,914	$524,181	$869,090	N/A	$19,168	(5)	$3,365,600
President and Chief Executive Officer	2013	$620,000	—	$1,404,035	$492,317	$687,813	N/A	$24,536	(6)	$3,228,701
	2012	$310,000	—	$3,423,031	$10,753,950	$240,235	N/A	$107,021	(6) (7)	$14,834,237

Paul McFeeters	2014	$421,413	—	$744,264	$181,576	$336,497	N/A	$—	(8)	$1,683,750
Chief Financial Officer and Chief Administrative Officer	2013	$421,838	—	$486,329	$170,535	$308,315	N/A	$—	(8)	$1,387,017
	2012	$425,499	—	$627,242	$1,329,653	$144,365	N/A	$—	(8)	$2,526,759

Jonathan Hunter	2014	$439,423	—	$702,444	2,247,940	$394,515	N/A	$—	(8)	$3,784,322
SVP, Worldwide Field Operations	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

Gordon A. Davies	2014	$380,591	—	$506,247	$125,222	$253,681	N/A	$—	(8)	$1,265,741
Chief Legal Officer and Corporate Secretary	2013	$397,024	—	$335,427	$117,602	$132,134	N/A	$—	(8)	$982,187
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

Muhi Majzoub	2014	$338,778	—	$325,320	$81,398	$232,193	N/A	$—	(8)	$977,689
SVP, Engineering	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

P. Thomas Jenkins (11)	2014	$235,485	—	$862,887	$—	$—	N/A	$400,712	(10)	$1,499,084
Chairman of the Board and former Chief Strategy Officer	2013	$496,280	—	$1,131,642	$396,819	$550,560	N/A	$28,424	(6)	$2,603,725
	2012	$500,587	—	$1,628,417	$—	$402,827	N/A	$32,212	(6)	$2,564,043

(1)
Performance Share Units (PSUs) and Restricted Share Units (RSUs) were granted pursuant to the Fiscal 2016 LTIP. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2016 LTIP”. For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2014” table below.

(2)
Amounts set forth in this column represent the amount recognized as the aggregate grant date fair value of stock option awards, as calculated in accordance with Topic 718 for the fiscal year in which the awards were granted. In all cases, these amounts do not reflect whether the recipient has actually realized a financial benefit from the exercise of the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(3)	The amounts set forth in this column for Fiscal 2014 represent payments under the short-term incentive plan.

(4)
Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations; (ii) car allowances, (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.

(5)	Represents amounts we paid or reimbursed for:
a.    Tax, Financial, and Estate Planning ($6,958);
b.    Car Allowances ($11,400); and
c.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Barrenechea.

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2013 and June 30, 2012.

(7)	The amounts set forth for Mr. Barrenechea's salary and non-equity incentive awards represent a prorated amount based on Mr. Barrenechea's date of hire in January 2012 with the Company.

(8)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(9)	The executive officer was not a Named Executive Officer during the fiscal year, and, therefore compensation details have been excluded.

(10)
Following Mr. Jenkins’ resignation as an executive officer of the Company, we granted 8,376 DSUs with a grant date fair value of $387,474 to Mr. Jenkins as compensation for his service as Chairman of the Board. In addition, “All Other Compensation” includes amounts we paid or reimbursed for:

a.    Car Allowances ($6,782);
b.    Taxable benefit and gross up on annual sales event ($5,957); and
c.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Jenkins.
Following Mr. Jenkins' resignation as an employee of the Company, Mr. Jenkins ceased to receive any of the above mentioned allowances.

(11)
The amounts set forth for Mr. Jenkins’ salary and stock awards are detailed in Mr. Jenkins’ letter agreement with the Company, dated as of July 30, 2013, between Mr. Jenkins and the Company filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended June 30, 2013.

Grants of Plan-Based Awards in Fiscal 2014
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark Barrenechea	August 2, 2013	$139,800	$932,000	$2,609,600	67,604	$33.17	$524,181
Paul McFeeters	August 2, 2013	$54,129	$360,855	$1,010,395	23,418	$33.17	$181,576
Jonathan Hunter (6)	November 7, 2013	$37,500	$500,000	N/A	224,154	$41.61	$2,247,940
Gordon A. Davies	August 2, 2013	$40,807	$272,044	$761,724	16,150	$33.17	$125,222
Muhi Majzoub	August 2, 2013	$37,350	$249,000	$697,200	10,498	$33.17	$81,398
P. Thomas Jenkins		N/A	N/A	N/A	N/A	N/A	N/A

		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Securities Underlying (5)	Grant Date Fair Value of Stock
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark Barrenechea	November 1, 2013	452	30,116	45,174	15,058	$1,262,914
Paul McFeeters	November 1, 2013	156	10,432	15,648	5,216	$437,466
	November 18, 2013				7,278	$306,798
Jonathan Hunter	November 22, 2013	110	7,334	11,001	3,666	$387,837
	November 22, 2013	73	4,890	7335	2,444	$314,607
Gordon A. Davies	November 1, 2013	108	7,194	10,791	3,598	$301,715
	November 18, 2013				4,852	$204,532
Muhi Majzoub	November 1, 2013	70	4,676	7,014	2,338	$196,088
	November 18, 2013				3,066	$129,232
P. Thomas Jenkins	November 18, 2013				20,472	$862,887
	January 27, 2014				8,376	$387,474

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2014. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

(2)
For further information regarding our options granting procedures, please see “Compensation Discussion and Analysis-Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives ” above.

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

(4)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2016 LTIP PSUs. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP” above.

(5)
Represents the estimated payouts under our Fiscal 2016 LTIP RSUs and DSU plan. For further information, please see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - LTIP” and “Director Compensation for Fiscal 2014”.

(6)
Mr. Hunter is evaluated on (i) worldwide license revenues, (ii) worldwide professional service and cloud services revenues, and (iii) worldwide professional service and cloud services margin. With respect to worldwide license revenues, there is no threshold or maximum level of payment related to this performance measure.

Outstanding Equity Awards at End of Fiscal 2014
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2014.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark Barrenechea	February 3, 2012	220,000	480,000	$30.18	February 3, 2019
	May 3, 2012	50,000	100,000	$26.22	May 3, 2019
	November 2, 2012	15,123	45,369	$26.37	November 2, 2019
	August 2, 2013		67,604	$33.17	August 2, 2020
	February 3, 2012					22,222	$1,065,323
	February 3, 2012							62,550	$2,998,647
	November 2, 2012					19,824	$950,363
	December 3, 2012							39,648	$1,900,725
	November 1, 2013					15,058	$721,881
	November 1, 2013							30,116	$1,443,761
Paul McFeeters	May 3, 2012		75,000	$26.22	May 3, 2019
	November 2, 2012	5,239	15,715	$26.37	November 2, 2019
	August 2, 2013		23,418	$33.17	August 2, 2020
	February 3, 2012							24,144	$1,157,463
	November 2, 2012					6,866	$329,156
	December 3, 2012							13,734	$658,408
	November 1, 2013					5,216	$250,055
	November 1, 2013							10,432	$500,110
Jonathan Hunter	November 7, 2013		200,000	$41.61	November 7, 2020
	November 7, 2013		9,662	$41.61	November 7, 2020
	November 7, 2013		14,492	$41.61	November 7, 2020
	November 22, 2013					2,444	$117,165
	November 22, 2013							4,890	$234,427
	November 22, 2013					3,666	$175,748
	November 22, 2013							7,334	$351,592
Gordon A. Davies	November 2, 2012	3,613	10,837	$26.37	November 2, 2019
	August 2, 2013		16,150	$33.17	August 2, 2020
	February 3, 2012							18,572	$890,342
	November 2, 2012					4,736	$227,044
	December 3, 2012							9,472	$454,088
	November 1, 2013					3,598	$172,488
	November 1, 2013							7,194	$344,880
Muhi Majzoub	June 11, 2012	50,000	50,000	$23.35	June 11, 2019
	November 2, 2012	2,349	7,045	$26.37	November 2, 2019
	August 2, 2013		10,498	$33.17	August 2, 2020
	June 11, 2012							9,140	$438,172
	November 2, 2012					3,078	$147,559
	December 3, 2012							6,156	$295,119
	November 1, 2013					2,338	$112,084
	November 1, 2013							4,676	$224,167
P. Thomas Jenkins (4)	January 27, 2014					8,376	$401,545

(1)	Options in the table above vest annually over a period of 4 years starting from the date of grant.

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2014, Fiscal 2015, and Fiscal 2016 LTIPs and the market value as of June 30, 2014 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $47.94.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2014, Fiscal 2015, and Fiscal 2016 LTIPs and the market value as of June 30, 2014 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $47.94.

(4)
Represents the number of DSUs granted to Mr. Jenkins, pursuant to his service as a director, and the market value as of June 30, 2014 based upon the closing price for the Company’s Commons Shares as traded on the NASDAQ on such date of $47.94.

As of June 30, 2014, options to purchase an aggregate of 4,273,226 Common Shares had been previously granted and are outstanding under our stock option plans, of which 912,375 Common Shares were vested. Options to purchase an additional 3,598,410 Common Shares remain available for issuance pursuant to our 2004 Stock Option Plan and our 1998 Stock Option Plan. Our option pool represents 3.0% of the Common Shares issued and outstanding as of June 30, 2014 on a fully diluted basis.
During Fiscal 2014, the Company granted options to purchase 2,206,442 Common Shares or 1.8% of the Common Shares issued and outstanding as of June 30, 2014.
Option Exercises and Stock Vested in Fiscal 2014
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2014:

		Option Awards	Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Mark Barrenechea	150,000	$2,919,458	22,222	$1,089,100
Paul McFeeters	175,000	$4,921,484	26,760	$981,303
Jonathan Hunter	—	$—	—	$—
Gordon A. Davies	37,500	$869,004	17,840	$654,202
Muhi Majzoub	—	$—	3,066	$132,421
P. Thomas Jenkins	212,190	$6,338,342	148,938	$6,370,753

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)
Relates to (i) the vesting of PSUs and RSUs under our Fiscal 2013 LTIP, (ii) the fully vested RSUs under our Fiscal 2016 LTIP, (iii) the vesting of PSUs and RSUs under our Fiscal 2014 LTIP and Fiscal 2015 LTIP for Mr. Jenkins, and (iv) the vesting of RSUs for Mr. Barrenechea in accordance with his Amending Agreement to the Restricted Share Unit Grant Agreement between Mr. Barrenechea and the Company, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have entered into employment contracts with each of our Named Executive Officers. These contracts may require us to make certain types of payments and provide certain types of benefits to the Named Executive Officers upon the occurrence of any of these events:

•	If the Named Executive Officer is terminated without cause; and

•	If there is a change in control in the ownership of the Company and subsequent to the change in control, there is a change in the relationship between the Company and the Named Executive Officer.
When determining the amounts and the type of compensation and benefits to provide in the event of a termination or change in control described above, we considered available information with respect to amounts payable to similarly situated officers of our peer groups and the position held by the Named Executive Officer within the Company. The amounts payable upon termination or change in control represent the amounts determined by the Company and are not the result of any individual negotiations between us and any of our Named Executive Officers.
Our employment agreements with our Named Executive Officers are similar in structure, terms and conditions, with the key exception of the amount of severance payments, which is determined by the position held by the Named Executive Officer. Details are set out below of each of their potential payments upon a termination by the Company without cause and upon a change in control event where there is a subsequent change in the relationship between the Company and the Named Executive Officer.

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
Change in Control
If there is a change in control of the ownership of the Company and within one year of such change in control event, there is a change in the relationship between the Company and the Named Executive Officer without the Named Executive Officer's written consent, we may be obligated to provide payments or benefits to the Named Executive Officer, unless such a change is in connection with the termination of the Named Executive Officer either for cause or due to the death or disability of the Named Executive Officer.
A change in control includes the following events:

•	The sale, lease, exchange or other transfer, in one transaction or a series of related transactions, of all or substantially all of the Company’s assets;

•	The approval by the holders of Common Shares of any plan or proposal for the liquidation or dissolution of the Company;

•	Any transaction in which any person or group acquires ownership of more than 50% of outstanding Common Shares; or

•
Any transaction in which a majority of the Board is replaced over a twelve-month period and such replacement of the Board was not approved by a majority of the Board still in office at the beginning of such period.

Examples of a change in the relationship between the Named Executive Officer and the Company where payments or benefits may be triggered following a change in control event include:

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

•	A material reduction to the Named Executive Officer's compensation, other than a similar reduction to the compensation of similarly situated executive officers;

•	A relocation of the Named Executive Officer's primary work location by more than fifty miles;

•
A reduction in the title or position of the Named Executive Officer, other than (a) a change arising solely out of the Company becoming part of a larger organization following the change in control event or any related change in the reporting hierarchy or (b) a reorganization of the Company resulting in similar changes to the titles or positions of similarly situated executive officers;

None of our Named Executive Officers are entitled to the payments or benefits described below, or any other payments or benefits, solely upon a change in control where there is no change to the Named Executive Officer's relationship with the Company.
Amounts Payable Upon Termination or Change in Control
Generally, upon termination of employment without cause or following a change in the Named Executive Officer's relationship with the Company, in each case, either within twelve months of a change in control event or absent a change in control event, the Named Executive Officer is entitled to either twelve or twenty-four months of compensation, depending upon the Named Executive Officer's position, including short term incentives equal to 100% of the current year's target bonus and a pro-rated portion of the LTIP.
With respect to the LTIP, if the termination of employment occurs either without cause or due to a change in the nature of the relationship between the Named Executive Officer and the Company, in each case, within twelve months of a change in control event, the Named Executive Officer is entitled to 100% of his LTIP.
With respect to options, (a) upon termination of employment without cause or following a change in the Named Executive Officer's relationship with the Company, in each case, absent a change in control event, the Named Executive Officer is entitled to exercise those stock options which have vested as of the date of termination; and (b) upon termination of employment without cause or upon a change in the relationship between the Named Executive Officer and the Company, in each case, within twelve months of a change in control event, the Named Executive Officer is entitled to exercise 100% of all outstanding options, which are all deemed immediately vested. The Named Executive Officer shall have 90 days from the termination date to exercise vested options. In addition, in the case of Mr. Barrenechea, certain of the options and RSUs granted to him in Fiscal 2012 (2012 Equity Awards) shall continue to vest for a 27 month period and Mr. Barrenechea shall have 90 days from such 27 month period to exercise the vested awards.
Further details of each Named Executive Officer’s entitlement upon termination of employment without cause or following a change in the Named Executive Officer’s relationship with the Company, both absent a change in control event and within twelve months of a change in control event, are set forth below.
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Options (3)		Employee and Medical Benefits (4)
Mark Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested	(5)	24 months
Paul McFeeters	Termination without cause or Change in relationship	24 months	24 months	Prorated	Vested		24 months
Jonathan Hunter	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested		12 months
Gordon A. Davies	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested		12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	Vested		12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)
LTIP amounts are prorated for the number of months of participation at termination date in the applicable 36 month performance period. If the termination date is before the commencement of the 19th month of the performance period, a prorated LTIP will not be paid.

(3)
Already vested as of termination date with no acceleration of unvested options. For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which have vested as of the date of termination.

(4)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

(5)
In addition to Mr. Barrenechea’s right to exercise all options which have vested as of the date of termination for 90 days following such termination, all options and RSUs granted to Mr. Barrenechea during Fiscal 2012 (Fiscal 2012 Awards) shall continue to vest during the 24 month period following the date of termination and Mr. Barrenechea shall have another 90 days following this period to exercise the Fiscal 2012 Awards. Following these deadlines, all unvested options and RSUs shall terminate. However, if the triggering event occurs within twelve months of a change in control event, then 100% of all outstanding options and the Fiscal 2012 Awards vest and Mr. Barrenechea shall have 90 days to exercise these options and awards.
Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Options (2)		Employee and Medical Benefits (3)
Mark Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	(4)	24 months
Paul McFeeters	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested		24 months
Jonathan Hunter	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested		24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested		24 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested		24 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)	For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which have vested as of the date of termination.

(3)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

(4)	For Mr. Barrenechea, the accelerated vesting includes 100% vesting of his Fiscal 2012 Awards.
In addition to the amounts identified above, each Named Executive Officer is entitled to all accrued payments up to the date of termination, including all earned but unpaid short-term incentive amounts and earned but unpaid LTIP. Except as otherwise required by law, we are required to make all these payments and provide these benefits over a period of 12 months or 24 months, depending on the Named Executive Officer’s entitlement and the circumstances which triggered our obligation to make such payments and provide such benefits, from the date of the event which triggered our obligation. With respect to payments to Mr. Barrenechea, the Company intends to make all required payments to Mr. Barrenechea no later than two and a half months after the end of the later of the fiscal year or calendar year in which the payments are no longer subject to a substantial risk of forfeiture.
In return for receiving the payments and the benefits described above, each Named Executive Officer must comply with certain obligations in favour of the Company, including a non-disparagement obligation. Also, each Named Executive Officer is bound by a confidentiality and non-solicitation agreement where the non-solicitation obligation lasts 6 months from the date of termination of his employment.
Any breach by a Named Executive Officer of any provision of his contractual agreements may only be waived upon the review and approval of the Board.
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2014. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $47.94 per share as reported on the NASDAQ on June 30, 2014, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2014, of 0.934857; and

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2014; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2016 LTIP (granted in Fiscal 2014) and Fiscal 2015 LTIP (granted in Fiscal 2013) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Mark Barrenechea	Termination Without Cause / Change in Relationship prior to a Change in Control	$1,554,000	$1,864,000	$2,975,551	$8,527,200	$38,336	$14,959,087
	Termination Without Cause / Change in Relationship following a Change in Control	$1,554,000	$1,864,000	$6,082,052	$12,676,658	$38,336	$22,215,046
Paul McFeeters	Termination Without Cause / Change in Relationship prior to a Change in Control	$903,072	$721,710	$661,668	$—	$11,360	$2,297,810
	Termination Without Cause / Change in Relationship following a Change in Control	$903,072	$721,710	$1,737,729	$2,313,974	$11,360	$5,687,845
Jonathan Hunter	Termination Without Cause / Change in Relationship prior to a Change in Control	$500,000	$500,000	$235,567	$—	$405	$1,235,972
	Termination Without Cause / Change in Relationship following a Change in Control	$1,000,000	$1,000,000	$878,932	$1,528,016	$810	$4,407,758
Gordon A. Davies	Termination Without Cause / Change in Relationship prior to a Change in Control	$388,901	$272,043	$456,358	$—	$6,613	$1,123,915
	Termination Without Cause / Change in Relationship following a Change in Control	$777,801	$544,087	$1,198,500	$472,370	$13,226	$3,005,984
Muhi Majzoub	Termination Without Cause / Change in Relationship prior to a Change in Control	$356,000	$249,000	$296,594	$—	$4,203	$905,797
	Termination Without Cause / Change in Relationship following a Change in Control	$712,000	$498,000	$778,929	$1,536,569	$8,406	$3,533,904

Director Compensation for Fiscal 2014
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2014, except for Mr. Jenkins, whose annual compensation is set out above in the table titled “Summary Compensation Table”.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Randy Fowlie (3)	$58,000	$214,987	$—	$—	N/A			$272,987
Brian Jackman (4)	$67,000	$155,035	$—	$—	N/A			$222,035
Stephen Sadler (5)	$50,000	$155,035	$—	$—	N/A	$656,112	(10)	$861,147
Michael Slaunwhite (6)	$8,750	$231,185	$—	$—	N/A			$239,935
Gail E. Hamilton (7)	$87,000	$155,035	$—	$—	N/A			$242,035
Katharine B. Stevenson (8)	$12,500	$217,404	$—	$—	N/A			$229,904
Deborah Weinstein (9)	$—	$235,931	$—	$—	N/A			$235,931

(1)
Non-management directors may elect to defer all or a portion of their retainer and/or fees in the form of Common Share equivalent units under our Directors' Deferred Share Unit Plan (DSU Plan) based on the value of the Company's shares as of the date fees would otherwise be paid. The DSU Plan became effective February 2, 2010, is available to any non-management director of the Company and is designed to promote greater alignment of long-term interests between directors of the Company and its shareholders. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.

(2)
In Fiscal 2014, Messrs. Jenkins, Fowlie, Jackman, Sadler, and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 8,376, 5,314, 4,018, 4,018, 5,748, 4,018, 5,365, and 5,867 DSUs, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(3)	As of June 30, 2014, Mr. Fowlie holds 60,200 options and 18,348 DSUs.

(4)	As of June 30, 2014, Mr. Jackman holds 60,600 options and 9,682 DSUs.

(5)	As of June 30, 2014, Mr. Sadler holds no options and 17,002 DSUs.

(6)	As of June 30, 2014, Mr. Slaunwhite holds 91,800 options and 22,076 DSUs.

(7)	As of June 30, 2014, Ms. Hamilton holds 12,200 options and 14,562 DSUs.

(8)	As of June 30, 2014, Ms. Stevenson holds 45,000 options and 13,469 DSUs.

(9)	As of June 30, 2014, Ms. Weinstein holds 36,600 options and 19,667 DSUs.

(10)
During Fiscal 2014, Mr. Sadler received $656,112 in consulting fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. The material terms of our director compensation arrangements are as follows:

Description	Amount and Frequency of Payment
Annual Chairman retainer fee payable to the Chairman of the board	$200,000 per year payable at the beginning of the calendar year

Annual retainer fee payable to each non-management director	$50,000 per director payable at the beginning of the calendar year

Annual Independent Lead Director fee payable to the Independent Lead Director	$25,000 payable at the beginning of the calendar year

Annual Audit Committee retainer fee payable to each member of the Audit Committee	$25,000 per year payable at $6,250 at the beginning of each quarterly period.

Annual Audit Committee Chair retainer fee payable to the Chair of the Audit Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Compensation Committee retainer fee payable to each member of the Compensation Committee	$15,000 per year payable at $3,750 at the beginning of each quarterly period.

Annual Compensation Committee Chair retainer fee payable to the Chair of the Compensation Committee	$10,000 per year payable at $2,500 at the beginning of each quarterly period.

Annual Corporate Governance Committee retainer fee payable to each member of the Corporate Governance Committee	$8,000 per year payable at $2,000 at the beginning of each quarterly period.

Annual Corporate Governance Committee Chair retainer fee payable to the Chair of the Corporate Governance Committee	$6,000 per year payable at $1,500 at the beginning of each quarterly period.
The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2014, certain directors elected to receive DSUs instead of a cash payment for his or her directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. During Fiscal 2014, no stock options were granted to directors and the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. Furthermore, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
The Company does not have a retirement policy for its directors; however, the Company does review its directors annually as part of its governance process.
Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee consist of Messrs. Slaunwhite and Jackman and Ms. Weinstein. None of the members of the Compensation Committee have been or are an officer or employee of the Company, or any of our subsidiaries, or had any relationship requiring disclosure herein. None of our executive officers served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions, or in the absence of any such committee, the entire Board) one of whose executive officers served as a director of ours.

Board's Role in Risk Oversight
The Board has responsibility for risk oversight. On an annual basis, management reviews our risk management policies and practices and presents this to the Board. In addition, each committee reviews and reports to the Board on risk oversight matters, as described below.
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
All of our directors are kept informed of our business through open discussions with our management team, including our President and CEO, who serves on our Board. The Board also receives documents, such as quarterly and periodic management reports and financial statements, as well our directors have access to all books, records and reports upon request, and members of management are available at all times to answer any questions which Board members may have.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of June 30, 2014 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2014. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts 02109	8,099,531	6.65%
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	7,045,864	5.79%
P. Thomas Jenkins (2)	1,901,624	1.55%
Mark Barrenechea (3)	302,024	*
Michael Slaunwhite (4)	268,658	*
Randy Fowlie (5)	172,530	*
Stephen J. Sadler (6)	142,984	*
Paul McFeeters (7)	111,093	*
Brian J. Jackman (8)	90,264	*
Katharine B. Stevenson (9)	62,651	*
Muhi Majzoub (10)	58,027	*
Deborah Weinstein (11)	52,249	*
Gail E. Hamilton (12)	29,744	*
Gordon A. Davies (13)	18,313	*
Jonathan Hunter	—	—
All executive officers and directors as a group (14)	3,254,125	2.65%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2014.

(2)	Includes 1,897,302 Common Shares owned, and 4,322 deferred stock units (DSUs) which are exercisable.

(3)	Includes 285,123 options which are exercisable, and 16,901 options which will become exercisable within 60 days of June 30, 2014.

(4)	Includes 158,800 Common Shares owned, 91,800 options which are exercisable, and 18,058 DSUs which are exercisable.

(5)	Includes 98,000 Common Shares owned, 60,200 options which are exercisable and 14,330 DSUs which are exercisable.

(6)	Includes 130,000 Common Shares owned, and 12,984 DSUs which are exercisable.

(7)	Includes 100,000 Common Shares owned, 5,239 options which are exercisable, and 5,854 options which will become exercisable within 60 days of June 30, 2014.

(8)	Includes 24,000 Common Shares owned, 60,600 options which are exercisable, and 5,664 DSUs which are exercisable.

(9)	Includes 8,200 Common Shares owned, 45,000 options which are exercisable, and 9,451 DSUs which are exercisable.

(10)	Includes 3,054 Common Shares owned, 52,349 options which are exercisable, and 2,624 options which will become exercisable within 60 days of June 30, 2014.

(11)	Includes 36,600 options which are exercisable, and 15,649 DSUs which are exercisable.

(12)	Includes 7,000 Common Shares owned, 12,200 options which are exercisable, and 10,544 DSUs which are exercisable.

(13)	Includes 14,700 Common Shares owned, and 3,613 options which are exercisable.

(14)	Includes 2,445,348 Common Shares owned, 687,753 options which are exercisable, 30,022 options which will become exercisable within 60 days of June 30, 2014, and 91,002 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	4,273,226	$36.35	3,598,410
Equity compensation plans not approved by security holders :
Under deferred stock unit awards	123,182	n/a	—
Under performance stock unit awards	430,521	n/a	—
Under restricted stock unit awards	290,836	n/a	—
Total	5,117,765	n/a	3,598,410
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
The Board has determined that all directors, except Messrs. Barrenechea, Jenkins and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our President and Chief Executive Officer. Subject to compliance with the rules of NASDAQ and the Canadian Securities Administrators, Mr. Jenkins will not be considered an “independent director” for a period of three years commencing January 1, 2014. See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
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

During Fiscal 2014, Mr. Sadler received approximately CAD $0.7 million in consulting fees from OpenText, inclusive of bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2014 and Fiscal 2013 were:
Audit Fees
Audit fees were $3.3 million for Fiscal 2014 and $2.3 million for Fiscal 2013. Such fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions, and (d) services related to statutory audits where applicable.
Audit-Related Fees
Audit-related fees were approximately $0.3 million for Fiscal 2014 and $0.06 million for Fiscal 2013. Audit-related fees were primarily for assurance and related services, such as the review of non-periodic filings with the SEC.
Tax Fees
The total fees for tax services were approximately $0.05 million for Fiscal 2014 and $0.1 million for Fiscal 2013. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
Other Fees
None.
Pre-Approval Policy
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2014 and Fiscal 2013 have been pre-approved by the Audit Committee.
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

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Open Text Corporation, Open Text Inc., Oasis Merger Corporation and Captaris Inc., dated September 3, 2008. (11)
2.2	Agreement and Plan of Merger dated as of May 5, 2009 by and among Open Text Corporation, Scenic Merger Corporation and Vignette Corporation. (12)
2.3
Agreement and Plan of Merger between Open Text Corporation, EPIC Acquisition Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of OpenText and EasyLink Services International Corporation dated May 1, 2012. (17)

2.4	Agreement and Plan of Merger, dated as of November 4, 2013, among Open Text Corporation, Ocelot Merger Sub, Inc., GXS Group, Inc. and the stockholders' representative named therein. (24)
2.5	Support Agreement, dated as of November 4, 2013, among GXS Group, Inc., Open Text Corporation, and Global Acquisition LLC. (24)
2.6
Support Agreement, dated as of November 4, 2013, among GXS Group, Inc., Open Text Corporation, CCG Investment Fund, L.P., CCG Associates - QP, LLC, CCG Investment Fund - AI, LP, CCG AV, LLC - Series A, CCG AV, LLC - Series C and CCG CI, LLC. (24)

2.7	Support Agreement, dated as of November 4, 2013 among GXS Group, Inc., Open Text Corporation, and Cerberus America Series One Holdings LLC and Cerberus Series Two Holdings LLC. (24)
3.1	Articles of Amalgamation of the Company. (1)
3.2	Articles of Amendment of the Company. (1)
3.3	Articles of Amendment of the Company. (1)
3.4	Articles of Amalgamation of the Company. (1)
3.5	Articles of Amalgamation of the Company, dated July 1, 2001. (2)
3.6	Articles of Amalgamation of the Company, dated July 1, 2002. (3)
3.7	Articles of Amalgamation of the Company, dated July 1, 2003. (4)
3.8	Articles of Amalgamation of the Company, dated July 1, 2004. (5)
3.9	Articles of Amalgamation of the Company, dated July 1, 2005. (6)

3.10	Articles of Continuance of the Company, dated December 29, 2005. (7)
3.11	By-Law 1 of Open Text Corporation. (23)
4.1	Form of Common Share Certificate. (1)
4.2	Amended and Restated Shareholder Rights Plan Agreement between Open Text Corporation and Computershare Investor Services, Inc. dated September 26, 2013. (23)
4.3
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (24)

10.1	1998 Stock Option Plan. (8)
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (10)
10.4	Open Text Corporation Directors' Deferred Share Unit Plan effective February 2, 2010. (13)
10.5
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011. (14)

10.6*	Restricted Share Unit Grant Agreement, dated February 3, 2012, between Mark Barrenechea and the Company. (15)
10.7	2004 Stock Option Plan, as amended September 27, 2012. (18)
10.8*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012. (19)
10.9*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company. (19)
10.10*	Amending Agreement to the Restricted Share Unit Grant Agreement, between Mark Barrenechea and the Company. (19)
10.11*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (20)

10.12*	Employment Agreement, dated April 23, 2013, between P. Thomas Jenkins and the Company. (21)
10.13*	Employment Agreement, as of December 19, 2012, between Gordon A. Davies and the Company. (22)
10.14*	Employment Agreement, as of July 30, 2013, between Paul McFeeters and the Company. (22)
10.15*	Letter Agreement, as of July 30, 2013, between P. Thomas Jenkins and the Company. (22)
10.16	Commitment Letter, dated as of November 4, 2013, by and among Barclays Bank PLC, Royal Bank of Canada and Open Text Corporation. (24)
10.17
First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security and Pledge Agreement, dated as of December 16, 2013, between Open Text ULC, as term borrower, Open Text ULC, Open Text Inc. and Open Text Corporation, as revolving credit borrowers, the domestic guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as sole administrative agent and collateral agent, and Royal Bank of Canada, as documentary credit lender. (25)

10.18
Credit Agreement, dated as of January 16, 2014, among Open Text Corporation, as guarantor, Ocelot Merger Sub, Inc., which on January 16, 2014 merged with and into GXS Group, Inc. which survived such merger, as borrower, the other domestic guarantors party thereto, the lenders named therein, as lenders, Barclays Bank PLC, as sole administrative agent and collateral agent, and with Barclays and RBC Capital Markets, as lead arrangers and joint bookrunners. (26)

10.19*	Amending Agreement to the Restricted Share Unit Grant Agreement between Mark Barrenechea and the Company. (27)
10.20*	Employment Agreement, dated November 30, 2012, between Muhi Majzoub and the Company.
10.21*	Employment Agreement, dated August 15, 2013, between Jonathan Hunter and the Company.
10.22*	Employment Agreement, dated July 30, 2014, between John M. Doolittle and the Company.
10.23*
Amendment No. 2 to the Employment Agreement between Mark J. Barrenechea and the Company dated July 30, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012).

12.1	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferences
18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (16)

21.1	List of the Company's Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 4, 2008 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 6, 2009 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2012 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 2, 2012 and incorporated herein by reference

(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference

(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference

(21)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on April 25, 2013 and incorporated herein by reference

(22)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2013 and incorporated herein by reference

(23)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference

(24)	Filed as an Exhibit to the Company's Current Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(25)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(26)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.

(27)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on February 5, 2014 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Text Corporation as of June 30, 2014 and June 30, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 29, 2014 expressed an unqualified opinion on the effectiveness of Open Text Corporation’s internal control over financial reporting.

/s/KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
July 29, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Open Text Corporation
We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Open Text Corporation acquired GXS Group, Inc. during 2014, and management excluded from its assessment of the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2014, GXS Group, Inc.’s internal control over financial reporting associated with total assets of $1,416 million and total revenues of $211 million included in the consolidated financial statements of Open Text Corporation as of and for the year ended June 30, 2014. Our audit of internal control over financial reporting of Open Text Corporation also excluded an evaluation of the internal control over financial reporting of GXS Group, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated July 29, 2014 expressed an unqualified opinion on those consolidated statements.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
July 29, 2014

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2014	June 30, 2013

ASSETS
Cash and cash equivalents	$427,890	$470,445
Accounts receivable trade, net of allowance for doubtful accounts of $4,499 as of June 30, 2014 and $4,871 as of June 30, 2013 (note 3)	292,929	174,927
Income taxes recoverable (note 14)	24,648	17,173
Prepaid expenses and other current assets	42,053	43,464
Deferred tax assets (note 14)	28,215	11,082
Total current assets	815,735	717,091
Property and equipment (note 4)	142,261	88,364
Goodwill (note 5)	1,963,557	1,246,872
Acquired intangible assets (note 6)	725,318	363,615
Deferred tax assets (note 14)	156,712	135,695
Other assets (note 7)	52,041	25,082
Deferred charges (note 8)	52,376	67,633
Long-term income taxes recoverable (note 14)	10,638	10,465
Total assets	$3,918,638	$2,654,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$231,954	$188,443
Current portion of long-term debt (note 10)	62,582	51,742
Deferred revenues	332,664	282,387
Income taxes payable (note 14)	31,630	4,184
Deferred tax liabilities (note 14)	1,053	1,127
Total current liabilities	659,883	527,883
Long-term liabilities:
Accrued liabilities (note 9)	41,999	17,849
Deferred credits (note 8)	17,529	11,608
Pension liability (note 11)	60,300	24,509
Long-term debt (note 10)	1,256,750	513,750
Deferred revenues	17,248	11,830
Long-term income taxes payable (note 14)	162,131	140,508
Deferred tax liabilities (note 14)	60,631	69,672
Total long-term liabilities	1,616,588	789,726
Shareholders’ equity:
Share capital (note 12)
121,758,432 and 118,057,772 Common Shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively; Authorized Common Shares: unlimited	792,834	651,642
Additional paid-in capital	112,398	101,865
Accumulated other comprehensive income	39,449	39,890
Retained earnings	716,317	572,885
Treasury stock, at cost (763,278 shares at June 30, 2014 and 1,221,756 at June 30, 2013, respectively)	(19,132)	(29,074)
Total OpenText shareholders' equity	1,641,866	1,337,208
Non-controlling interests	301	—
Total shareholders’ equity	1,642,167	1,337,208
Total liabilities and shareholders’ equity	$3,918,638	$2,654,817
Guarantees and contingencies (note 13)
Related party transactions (note 23)
Subsequent events (note 24)

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Revenues:
License	$309,217	$279,598	$293,719
Cloud services	361,069	173,799	—
Customer support	707,024	658,216	656,568
Professional service and other	247,389	251,723	257,186
Total revenues	1,624,699	1,363,336	1,207,473
Cost of revenues:
License	13,362	16,107	18,033
Cloud services	135,472	72,365	—
Customer support	95,980	106,948	110,504
Professional service and other	196,939	196,874	204,909
Amortization of acquired technology-based intangible assets (note 6)	69,917	93,610	84,572
Total cost of revenues	511,670	485,904	418,018
Gross profit	1,113,029	877,432	789,455
Operating expenses:
Research and development	176,834	164,010	169,043
Sales and marketing	345,643	289,157	274,544
General and administrative	142,450	109,325	97,072
Depreciation	35,237	24,496	21,587
Amortization of acquired customer-based intangible assets (note 6)	81,023	68,745	53,326
Special charges (note 17)	31,314	24,034	24,523
Total operating expenses	812,501	679,767	640,095
Income from operations	300,528	197,665	149,360
Other income (expense), net (note 21)	3,941	(2,473)	3,549
Interest and other related expense, net	(27,934)	(16,982)	(15,564)
Income before income taxes	276,535	178,210	137,345
Provision for income taxes (note 14)	58,461	29,690	12,171
Net income for the period	$218,074	$148,520	$125,174
Net loss attributable to non-controlling interests	51	—	—
Net income attributable to OpenText	$218,125	$148,520	$125,174
Earnings per share—basic attributable to OpenText (note 22)	$1.82	$1.27	$1.08
Earnings per share—diluted attributable to OpenText (note 22)	$1.81	$1.26	$1.07
Weighted average number of Common Shares outstanding—basic	119,674	117,208	115,780
Weighted average number of Common Shares outstanding—diluted	120,576	118,124	117,468
Dividends declared per Common Share	$0.6225	$0.15	$—
As a result of the two-for-one stock-split, effected February 18, 2014 by way of a stock dividend, all historical per share data and number of Common Shares outstanding in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements are presented on a post stock-split basis.
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2014	2013	2012
Net income for the period	$218,074	$148,520	$125,174
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(2,779)	(1,879)	(9,197)
Unrealized gain (loss) on cash flow hedges
Unrealized loss	(357)	(1,054)	(1,403)
(Gain) loss reclassified into net income	3,242	(1,482)	334
Actuarial gain (loss) relating to defined benefit pension plans, net of tax
Actuarial loss	(841)	(351)	(5,840)
Amortization of actuarial loss into net income	294	292	—
Total other comprehensive loss, net, for the period	(441)	(4,474)	(16,106)
Total comprehensive income	217,633	144,046	109,068
Comprehensive loss attributable to non-controlling interests	51	—	—
Total comprehensive income attributable to OpenText	$217,684	$144,046	$109,068

OPEN TEXT CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars and shares)

	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2011	114,604	$614,279	(1,144)	$(26,499)	$74,301	$316,894	$60,470	—	$1,039,445
Issuance of Common Shares
Under employee stock option plans	2,046	19,217	—	—	—	—	—	—	19,217
Under employee stock purchase plans	66	1,792	—	—	—	—	—	—	1,792
In connection with acquisitions	2	33	—	—	(33)	—	—	—	—
Stock compensation	—	—	—	—	18,062	—	—	—	18,062
Income tax effect related to stock options exercised	—	—	—	—	2,696	—	—	—	2,696
Purchase of treasury stock	—	—	(442)	(10,888)	—	—	—	—	(10,888)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(16,106)	—	(16,106)
Net income for the year	—	—	—	—	—	125,174	—	—	125,174
Balance as of June 30, 2012	116,718	$635,321	(1,586)	$(37,387)	$95,026	$442,068	$44,364	—	$1,179,392
Issuance of Common Shares
Under employee stock option plans	1,254	14,205	—	—	—	—	—	—	14,205
Under employee stock purchase plans	84	2,095	—	—	—	—	—	—	2,095
In connection with acquisitions	2	21	—	—	(21)	—	—	—	—
Stock compensation	—	—	—	—	15,575	—	—	—	15,575
Income tax effect related to stock options exercised	—	—	—	—	(402)	—	—	—	(402)
Purchase of treasury stock	—	—		—	—	—	—	—	—
Issuance of treasury stock	—	—	364	8,313	(8,313)	—	—	—	—
Dividend	—	—	—	—	—	(17,703)	—	—	(17,703)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(4,474)	—	(4,474)
Net income for the year	—	—	—	—	—	148,520	—	—	148,520
Balance as of June 30, 2013	118,058	$651,642	(1,222)	$(29,074)	$101,865	$572,885	$39,890	—	$1,337,208
Issuance of Common Shares
Under employee stock option plans	1,043	22,221	—	—	—	—	—	—	22,221
Under employee stock purchase plans	62	2,338	—	—	—	—	—	—	2,338
In connection with acquisitions	2,595	116,777	—	—	—	—	—	—	116,777
Equity issuance costs	—	(144)	—	—	—	—	—	—	(144)
Stock compensation	—	—	—	—	19,906	—	—	—	19,906
Income tax effect related to stock options exercised	—	—	—	—	1,844	—	—	—	1,844
Purchase of treasury stock	—	—	(25)	(1,275)	—	—	—	—	(1,275)
Issuance of treasury stock	—	—	484	11,217	(11,217)	—	—	—	—
Dividend	—	—	—	—	—	(74,693)	—	—	(74,693)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(441)	—	(441)
Non-controlling interest	—	—	—	—	—	—	—	352	352
Net income for the year	—	—	—	—	—	218,125		(51)	218,074
Balance as of June 30, 2014	121,758	$792,834	(763)	$(19,132)	$112,398	$716,317	$39,449	$301	$1,642,167
As a result of the two-for-one stock-split, effected February 18, 2014 by way of a stock dividend, all historical per share data is presented on a post stock-split basis.

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income for the period	$218,074	$148,520	125,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	186,177	186,851	159,485
Share-based compensation expense	19,906	15,575	18,097
Excess tax benefits on share-based compensation expense	(1,844)	(915)	(2,723)
Pension expense	3,232	1,448	1,125
Amortization of debt issuance costs	3,191	2,123	1,703
Amortization of deferred charges and credits	11,307	11,815	11,579
Loss on sale and write down of property and equipment	15	24	203
Deferred taxes	(31,016)	(5,796)	(78,792)
Impairment and other non cash charges	—	—	1,389
Changes in operating assets and liabilities:
Accounts receivable	(17,186)	17,965	5,319
Prepaid expenses and other current assets	11,146	4,242	(2,079)
Income taxes	29,990	(17,053)	68,601
Deferred charges and credits	9,870	(9,274)	(22,035)
Accounts payable and accrued liabilities	(36,478)	(41,947)	(18,394)
Deferred revenue	16,601	5,418	(4,581)
Other assets	(5,858)	(494)	2,419
Net cash provided by operating activities	417,127	318,502	266,490
Cash flows from investing activities:
Additions of property and equipment	(42,268)	(23,107)	(25,828)
Purchase of patents	(192)	(192)	(193)
Purchase of GXS Group, Inc., net of cash acquired	(1,076,886)	—	—
Purchase of Cordys Holding B.V., net of cash acquired	(30,588)	—	—
Purchase of EasyLink Services International Corporation, net of cash acquired	—	(315,331)	—
Purchase of Resonate KT Limited, net of cash acquired	—	(19,366)	—
Purchase of ICCM Professional Services Limited, net of cash acquired	—	(11,257)	—
Purchase of System Solutions Australia Pty Limited (MessageManager), net of cash acquired	—	(516)	(1,738)
Purchase of Global 360 Holding Corp., net of cash acquired	—	—	(245,653)
Purchase of Operitel Corporation, net of cash acquired	—	—	(7,014)
Purchase consideration for prior period acquisitions	(887)	(875)	(1,113)
Other investing activities	(2,547)	(3,750)	—
Net cash used in investing activities	(1,153,368)	(374,394)	(281,539)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,844	915	2,723
Proceeds from issuance of Common Shares	24,808	16,347	21,270
Equity issuance costs	(144)	—	—
Purchase of Treasury Stock	(1,275)	—	(10,888)
Proceeds from long-term debt and revolver	800,000	—	648,500
Repayment of long-term debt	(45,911)	(30,677)	(349,187)
Debt issuance costs	(16,685)	—	(9,834)
Payments of dividends to shareholders	(74,693)	(17,703)	—
Net cash provided by (used in) financing activities	687,944	(31,118)	302,584
Foreign exchange gain (loss) on cash held in foreign currencies	5,742	(2,292)	(11,928)
Increase (decrease) in cash and cash equivalents during the period	(42,555)	(89,302)	275,607
Cash and cash equivalents at beginning of the period	470,445	559,747	284,140
Cash and cash equivalents at end of the period	$427,890	$470,445	$559,747
Supplementary cash flow disclosures (note 20)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned and majority-owned subsidiaries, collectively referred to as "OpenText" or the "Company". Our majority owned subsidiaries include GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2014, were 85% and 81% owned, respectively, by OpenText.
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
Additionally, as a result of a two-for-one stock-split effected February 18, 2014 by way of a stock dividend, all historical per share data, number of Common Shares outstanding, and share-based compensation awards presented in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been presented on a post stock-split basis.
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
NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies
Cash and cash equivalents
Cash and cash equivalents include investments that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2014 and 2013.

Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the balance sheet when they are no longer in use. We did not recognize any significant property impairment charges in Fiscal 2014, Fiscal 2013, or Fiscal 2012. The following represents the estimated useful lives of property and equipment:

Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware	3 years
Computer software	3 years
Capitalized software	5 years
Leasehold improvements	Lesser of the lease term or 5 years
Building	40 years
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
We amortize capitalized costs with respect to development projects for internal-use software when the software is ready for use. The capitalized software development costs are generally amortized using the straight-line method over a 5-year period. In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors. If different determinations are made with respect to the estimated useful life of the software, the amount of amortization charged in a particular period could differ materially.
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
We have not recorded any impairment charges for long-lived assets during Fiscal 2014, Fiscal 2013 and Fiscal 2012.
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
Effective Fiscal 2013, we opted to perform a qualitative assessment to test our reporting unit's goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we would compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of our reporting unit exceeds its fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our reporting unit's goodwill. If the carrying value of our reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
Our annual impairment analysis of goodwill was performed as of April 1, 2014. Our qualitative assessment indicated that there were no indications of impairment and the fair value of our reporting unit was in excess of its carrying value and therefore there was no impairment of goodwill required to be recorded for Fiscal 2014 (No impairments were recorded for Fiscal 2013 and Fiscal 2012).
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

Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our consolidated statements of operations.
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
It is our experience that customers generally exercise their renewal PCS option. In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the original multiple element sales arrangement. The exercised renewal PCS price is consistent with the renewal price in the original multiple element sales arrangement, although an adjustment to reflect consumer price changes is common.

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
Cloud revenues
Cloud revenues consist of subscription revenues for our software as a service offering and managed service arrangements. The majority of the contracts for our software as a service offering and managed service arrangements are based on customers' usage over a period and the revenue associated with those contracts are recognized once the usage has been measured, the fee fixed and determinable and collection is probable.
In certain managed services arrangements, we sell transaction processing along with implementation and start-up services. The implementation and start-up services typically do not have stand-alone value and, therefore, they do not qualify as separate units of accounting and are not separated. We believe these services do not have stand-alone value as the customer generally only receives value from these services in conjunction with the use of the related transaction processing service, we do not generally sell such services separately, and the output of such services cannot be re-sold by the customer. Revenues related to implementation and start-up services are recognized over the estimated customer life. In some arrangements, we also sell professional services which do have stand-alone value and can be separated from other elements in the arrangement. The revenue related to these services is recognized as the service is performed.
We defer all direct and relevant costs associated with implementation of long-term customer contracts to the extent such costs can be recovered through guaranteed contract revenues.
Service revenues
Service revenues consist of revenues from consulting, implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. For those contracts where the services are not essential to the functionality of any other element of the transaction, we determine VSOE of fair value for these services based upon normal pricing and discounting practices for these services when sold separately. These consulting and implementation services contracts are primarily time and materials based contracts that are, on average, less than six months in length. Revenues from these services are recognized at the time such services are performed.
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

On subsequent recognition and measurement the maximum amount which is more likely than not to be recognized at each reporting date will represent the Company's best estimate, given the information available at the reporting date, although the outcome of the tax position is not absolute or final. We recognize both accrued interest and penalties related to liabilities for income taxes within the "Provision for Income Taxes" line of our Consolidated Statements of Income (see note 14 for more details).
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $4.0 million, $(2.6) million and $3.6 million, respectively.
Restructuring charges
We record restructuring charges relating to contractual lease obligations and other exit costs in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (Topic 420). Topic 420 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Topic 420, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred, when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2014, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 for more details).
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
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income” within “Shareholders' equity”), respectively, on the Consolidated Balance Sheet (see note 11 for more details).
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes i) identifying contract(s) with customers, ii) identifying performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations in the contract(s) and v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for us in the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. When applying ASU 2014-09 we can either apply the amendments: i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our Consolidated Financial Statements.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2011	$5,424
Bad debt expense	3,443
Write-off /adjustments	(3,212)
Balance as of June 30, 2012	5,655
Bad debt expense	2,431
Write-off /adjustments	(3,215)
Balance as of June 30, 2013	4,871
Bad debt expense	3,081
Write-off /adjustments	(3,453)
Balance as of June 30, 2014	$4,499
Included in accounts receivable are unbilled receivables in the amount of $41.7 million as of June 30, 2014 (June 30, 2013—$34.2 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,089	$(8,856)	$7,233
Office equipment	1,573	(869)	704
Computer hardware	90,469	(55,433)	35,036
Computer software	30,533	(11,185)	19,348
Capitalized software development costs	17,988	(1,013)	16,975
Leasehold improvements	45,934	(24,251)	21,683
Land and buildings	47,149	(5,867)	41,282
Total	$249,735	$(107,474)	$142,261

	As of June 30, 2013
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$11,524	$(5,645)	$5,879
Office equipment	1,128	(692)	436
Computer hardware	60,666	(40,826)	19,840
Computer software	18,169	(10,583)	7,586
Leasehold improvements	31,951	(17,656)	14,295
Buildings	44,993	(4,665)	40,328
Total	$168,431	$(80,067)	$88,364

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2012:

Balance as of June 30, 2012	$1,040,234
Acquisition of EasyLink Services International Corporation (note 18)	183,616
Acquisition of Resonate KT Limited (note 18)	12,976
Acquisition of ICCM Professional Services Limited (note 18)	9,865
Adjustments on account of foreign exchange	181
Balance as of June 30, 2013	$1,246,872
Acquisition of Cordys Holding B.V. (note 18)	18,589
Acquisition of GXS Group, Inc. (note 18)	696,240
Adjustments relating to prior acquisitions	1,856
Balance as of June 30, 2014	$1,963,557

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(473,043)	$226,163
Customer Assets	874,257	(375,102)	499,155
Total	$1,573,463	$(848,145)	$725,318

	As of June 30, 2013
	Cost	Accumulated Amortization	Net
Technology Assets	$557,039	$(403,126)	$153,913
Customer Assets	503,781	(294,079)	209,702
Total	$1,060,820	$(697,205)	$363,615

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2015	$174,349
2016	149,415
2017	132,222
2018	119,535
2019 and beyond	149,797
Total	$725,318

NOTE 7—OTHER ASSETS

	As of June 30, 2014	As of June 30, 2013
Debt issuance costs	$19,834	$6,340
Deposits and restricted cash	14,251	10,205
Deferred implementation costs	5,409	—
Cost basis investments	7,276	4,625
Long-term prepaid expenses and other long-term assets	5,271	3,912
Total	$52,041	$25,082
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our term loans and are being amortized over the term of the loans (see note 10). Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.
Cost basis investments relate to investments for which the Company holds less than a 20% interest, is a limited partner and does not exert significant influence over operational or investment decisions.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2014	As of June 30, 2013
Accounts payable—trade	$16,025	$8,776
Accrued salaries and commissions	80,991	50,568
Accrued liabilities	121,558	120,981
Amounts payable in respect of restructuring and other Special charges (note 17)	11,694	7,130
Asset retirement obligations	1,686	988
Total	$231,954	$188,443
Long-term accrued liabilities

	As of June 30, 2014	As of June 30, 2013
Amounts payable in respect of restructuring and other Special charges (note 17)	$4,531	$2,919
Other accrued liabilities*	29,331	10,172
Asset retirement obligations	8,137	4,758
Total	$41,999	$17,849
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of June 30, 2014, the present value of this obligation was $9.8 million (June 30, 2013—$5.7 million), with an undiscounted value of $10.4 million (June 30, 2013—$6.1 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2014	As of June 30, 2013
Total debt
Term Loan A	$513,750	$555,000
Term Loan B	796,000	—
Mortgage	9,582	10,492
	1,319,332	565,492
Less:
Current portion of long-term debt
Term Loan A	45,000	41,250
Term Loan B	8,000	—
Mortgage	9,582	10,492
	62,582	51,742
Non-current portion of long-term debt	$1,256,750	$513,750
Term Loan A and Revolver
As of June 30, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus a fixed amount, depending on the Company's consolidated leverage ratio. As of June 30, 2014, this fixed amount was 2.75%.
For the year ended June 30, 2014, we recorded interest expense of $13.7 million relating to Term Loan A (June 30, 2013—$15.5 million, June 30, 2012—$10.9 million).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of June 30, 2014, we have not drawn any amounts on the Revolver.
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
For the year ended June 30, 2014, we recorded interest expense of $11.9 million relating to Term Loan B.
Mortgage
We currently have an "open" mortgage with a Canadian bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005.
As of June 30, 2014, the carrying value of the mortgage was approximately $9.6 million (June 30, 2013—$10.5 million).

As of June 30, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.6 million (June 30, 2013—$16.1 million).
For the year ended June 30, 2014, we recorded interest expense of $0.3 million, relating to the mortgage (June 30, 2013—$0.4 million, June 30, 2012—$0.4 million).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of June 30, 2014 and June 30, 2013:

	As of June 30, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,344	$634	$28,710
GXS Germany defined benefit plan**	24,182	917	23,265
GXS Philippines defined benefit plan**	5,276	—	5,276
Other plans	3,148	99	3,049
Total	$61,950	$1,650	$60,300

	As of June 30, 2013
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$23,871	$535	$23,336
GXS Germany defined benefit plan**	—	—	—
GXS Philippines defined benefit plan**	—	—	—
Other plans	1,222	49	1,173
Total	$25,093	$584	$24,509

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets.

**	These plans were acquired as part of our acquisition of GXS on January 16, 2014.
Defined Benefit Plans
CDT Plan
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
GXS Germany Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. All information presented below for the GXS GER plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed by us with the acquisition of GXS.
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS

PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. All information presented below for the GXS PHP plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed by us with the acquisition of GXS.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2014				As of June 30, 2013
	CDT	GXS GER*	GXS PHP*	Total	CDT	GXS GER*	GXS PHP*	Total
Benefit obligation—beginning of period	$23,871	$23,637	$5,182	$52,690	$21,461	$—	$—	$21,461
Service cost	458	173	724	1,355	457	—	—	457
Interest cost	877	408	125	1,410	888	—	—	888
Benefits paid	(522)	(461)	(66)	(1,049)	(466)	—	—	(466)
Actuarial (gain) loss	3,595	452	(818)	3,229	278	—	—	278
Foreign exchange (gain) loss	1,065	(27)	129	1,167	1,253	—	—	1,253
Benefit obligation—end of period	29,344	24,182	5,276	58,802	23,871	—	—	23,871
Less: Current portion	(634)	(917)	—	(1,551)	(535)	—	—	(535)
Non-current portion of benefit obligation	$28,710	$23,265	$5,276	$57,251	$23,336	$—	$—	$23,336
* These plans were assumed with our acquisition of GXS beginning January 16, 2014.

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2014				2013				2012
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$458	$173	$724	$1,355	$457	$—	$—	$457	326	$—	$—	$326
Interest cost	877	408	125	1,410	888	—	—	888	873	—	—	873
Amortization of actuarial gains and losses	278	—	—	278	277	—	—	277	—	—	—	—
Net pension expense	$1,613	$581	$849	$3,043	$1,622	$—	$—	$1,622	$1,199	$—	$—	$1,199
CDT Plan
The CDT pension plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. There is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Germany Plan
The GXS GER plan is an unfunded plan and therefore no contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.

GXS Philippines Plan
The GXS PHP plan is an unfunded plan and, aside from an initial contribution which currently has a fair value of approximately $36.0 thousand, no additional contributions have been made since the inception of the plan. If actuarial gains and losses are in excess of 10% of the projected benefit obligation, such gains and losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
In determining the fair value of the pension plan benefit obligations as of June 30, 2014 and June 30, 2013, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2014			As of June 30, 2013
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.00%	7.00%	2.50%	N/A	N/A
Pension increases	2.00%	2.00%	6.00%	2.00%	N/A	N/A
Discount rate	2.90%	3.00%	5.15%	3.50%	N/A	N/A
Normal retirement age	N/A	65-67	60	N/A	N/A	N/A
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015	$634	$917	$13
2016	704	980	28
2017	785	1,070	38
2018	841	1,149	65
2019	936	1,165	111
2020 to 2024	5,939	6,420	1,072
Total	$9,839	$11,701	$1,327
Other Plans
Other plans include certain defined benefit pension plans that are offered by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. These other plans are primarily unfunded, with the aggregate projected benefit obligation included in our pension liability. The net periodic cost of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
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
Cash Dividends
For the year ended June 30, 2014, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.6225 per Common Share, in the amount of $74.7 million, which we paid during the same period.
For the year ended June 30, 2013, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.15 per Common Share, in the amount of $17.7 million, which we paid during the same period.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the year ended June 30, 2014, we repurchased 25,760 of our Common Shares on a post stock-split basis in the amount of $1.3 million for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise (June 30, 2013—nil, June 30, 2012—repurchased 442,162 Common Shares on a post stock-split basis for $10.9 million).
During the year ended June 30, 2014, we issued 484,238 Common Shares on a post stock-split basis, from treasury stock in connection with the settlement of awards granted under our Fiscal 2013 LTIP, fully vested Restricted Share Units (RSUs) granted under our Fiscal 2016 LTIP, and other awards (June 30, 2013—365,232 Common Shares on a post stock-split basis, June 30, 2012—nil).
Option Plans
A summary of stock options outstanding under our various stock option plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003 and February 18, 2014.

	1998 Stock Option Plan	2004 Stock Option Plan	Hummingbird Stock Option Plan	IXOS Stock Option Plan
Date of inception	Jun-98	Oct-04	Oct-06	Mar-04
Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees, as determined by the Board of Directors	Eligible employees, and consultants of Hummingbird Inc.	Eligible employees as determined by the Board of Directors
Options granted to date	15,828,580	11,357,332	711,350	420,000
Options exercised to date	(10,630,360)	(5,298,004)	(71,960)	(130,500)
Options cancelled to date	(5,110,220)	(1,874,102)	(639,390)	(289,500)
Options outstanding	88,000	4,185,226	—	—
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified	25% per year, unless other- wise specified
Exercise price range	$8.71 - $15.68	$13.85 - $50.08	n/a	n/a
Expiration dates	11/3/2014 to 2/3/2016	5/1/2015 to 4/28/2021	n/a	n/a

The following table summarizes information regarding stock options outstanding at June 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2014	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2014	Weighted Average Exercise Price
$8.71	-	$26.08	647,000	2.94	$19.98	514,500	$18.82
26.12	-	29.10	608,994	4.97	26.64	150,375	26.26
29.64	-	29.64	57,500	5.58	29.64	12,500	29.64
30.18	-	30.18	720,000	4.60	30.18	220,000	30.18
31.76	-	41.61	732,232	6.12	37.30	15,000	31.76
49.04	-	49.04	72,500	6.83	49.04	—	—
50.08	-	50.08	1,435,000	6.45	50.08	—	—
$8.71	-	$50.08	4,273,226	5.33	$36.35	912,375	$23.14
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2014	2013	2012
Stock options	$7,883	$5,751	4,567
Performance Share Units (issued under LTIP)	4,643	6,998	12,842
Restricted Share Units (issued under LTIP)	2,062	1,283	—
Restricted Share Units (fully vested)	3,300	—	—
Restricted Share Units (other)	470	549	243
Deferred Share Units (directors)	1,548	985	415
Restricted Stock Awards (legacy Vignette employees)	—	9	30
Total share-based compensation expense	$19,906	$15,575	$18,097
Summary of Outstanding Stock Options
As of June 30, 2014, options to purchase an aggregate of 4,273,226 Common Shares were outstanding and 3,598,410 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2014 and 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2013	3,610,782	$24.72
Granted	2,206,442	46.52
Exercised	(1,043,646)	21.29
Forfeited or expired	(500,352)	28.72
Outstanding at June 30, 2014	4,273,226	$36.35	5.33	$52,698
Exercisable at June 30, 2014	912,375	$23.14	3.47	$22,624

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2012	4,294,302	$20.04
Granted	860,090	28.15
Exercised	(1,254,610)	11.32
Forfeited or expired	(289,000)	23.47
Outstanding at June 30, 2013	3,610,782	$24.72	4.96	$34,355
Exercisable at June 30, 2013	1,345,692	$19.99	3.44	$19,174
We estimate the fair value of stock options using the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, “Compensation—Stock Compensation” (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2014	2013	2012
Weighted–average fair value of options granted	$11.55	$8.39	$9.70
Weighted-average assumptions used:
Expected volatility	32%	37%	41%
Risk–free interest rate	1.34%	0.66%	0.69%
Expected dividend yield	1.32%	0.31%	—%
Expected life (in years)	4.36	4.35	4.62
Forfeiture rate (based on historical rates)	5%	5%	5%
Average exercise share price	$46.52	$28.15	$24.90
As of June 30, 2014, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $31.1 million, which will be recognized over a weighted-average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the year ended June 30, 2014, cash in the amount of $22.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2014 from the exercise of options eligible for a tax deduction was $1.8 million.
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
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our Long-Term Incentive Plan (LTIP). The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or RSUs. Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Annual Report on Form 10-K based upon the year in which the grants are expected to vest and be settled.
Grants made in Fiscal 2011 under the LTIP (collectively referred to as Fiscal 2013 LTIP) took effect in Fiscal 2011 starting on October 29, 2010. Grants made under the Fiscal 2013 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants were based on a combination of market and performance based conditions. We met some of the market and performance conditions and settled the Fiscal 2013 LTIP by issuing 310,042 Common Shares from our treasury stock, with a cost of approximately $7.1 million.
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to these grants are based solely on market conditions. We expect to settle the Fiscal 2014 LTIP awards in stock.
Grants made in Fiscal 2013 under the LTIP (collectively referred to as Fiscal 2015 LTIP) took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted are employee service-based awards and vest over the life of the Fiscal 2015 LTIP. We expect to settle the Fiscal 2015 LTIP awards in stock.
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) took effect in Fiscal 2014 starting on November 1, 2013. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted on November 1, 2013 are employee service-based awards and vest over the life of the Fiscal 2016 LTIP. We expect to settle the Fiscal 2016 LTIP awards in stock. Separately on November 18, 2013, 78,300 fully vested RSUs were granted to certain employees under the Fiscal 2016 LTIP. We settled these RSUs by issuing 78,300 Common Shares from our treasury stock, with a cost of approximately $1.8 million.
PSUs and RSUs granted under the LTIPs have been measured at fair value as of the effective date, consistent with Topic 718, and will be charged to share-based compensation expense over the remaining life of the plan. Stock options granted under the LTIPs have been measured using the Black-Scholes option-pricing model, consistent with Topic 718. We estimate the fair value of PSUs using the Monte Carlo pricing model and RSUs have been valued based upon their grant date fair value.
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Year Ended June 30,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2014	2013	2012
Fiscal 2012 LTIP	PSU	3/31/2010	9/15/2012	$17,314	$—	579	9,284
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	215	2,999	1,896
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	7,838	2,923	2,832	1,662
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,619	1,074	588	—
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	3,985	1,108	1,283	—
Fiscal 2016 LTIP	PSU	11/1/2013	9/15/2016	1,894	431	—	—
Fiscal 2016 LTIP	RSU	11/1/2013	9/15/2016	4,343	954	—	—
Fiscal 2016 LTIP	RSU (fully vested)	11/18/2013	11/18/2013	3,300	3,300	—	—
				$47,782	$10,005	$8,281	$12,842
Of the total expected LTIP expense of $47.8 million noted in the table above, $40.0 million has been recognized to date and the remaining expected total compensation cost of $7.8 million is expected to be recognized over a weighted average period of 1.8 years.
Deferred Stock Units (DSUs)
During the year ended June 30, 2014, we granted 42,724 deferred stock units (DSUs) to certain non-employee directors (June 30, 2013—40,048, June 30, 2012—18,598 on a post stock-split basis). The DSUs were issued under the Company’s Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at the Company's next annual general meeting following the granting of the DSUs. No DSUs are payable by the Company until the director ceases to be a member of the Board.

Employee Share Purchase Plan (ESPP)
During the year ended June 30, 2014, cash in the amount of approximately $2.6 million was received from employees that will be used to purchase Common Shares in future periods (June 30, 2013—$2.1 million, June 30, 2012—$2.1 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	Period ending June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations	$1,516,949	$94,548	$561,687	$66,417	$794,297
Operating lease obligations*	215,527	49,306	69,761	47,554	48,906
Purchase obligations	25,206	11,076	13,711	419	—
	$1,757,682	$154,930	$645,159	$114,390	$843,203
*Net of $3.0 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidaries are currently being assessed by the New York State Department of Taxation and Finance (the Department) for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. The potential exposure under this assessment, based upon the notice issued by the Department, is approximately $10.5 million and has been accrued for by us. OpenText intends to vigorously defend against this assessment.
In addition, Easylink was under audit for New York State sales tax for the periods from June 2004 through to August 2011. This audit has since been closed and we have settled the matter by paying $0.3 million in Fiscal 2014.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.8 million as of June 30, 2014. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
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
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.4 million to cover our anticipated financial exposure in this matter.
The United States Internal Revenue Service (IRS) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this Annual Report on Form 10-K, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements.
Please also see "Risk Factors" elsewhere in this Annual Report on Form 10-K.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2014	2013	2012
Domestic income	$(11,623)	$(20,525)	$(13,064)
Foreign income	288,158	198,735	150,409
Income before income taxes	$276,535	$178,210	$137,345
The provision for income taxes consisted of the following:

	Year Ended June 30,
	2014	2013	2012
Current income taxes:
Domestic	$1,424	$747	$6,147
Foreign	88,053	34,739	84,816
	89,477	35,486	90,963
Deferred income taxes (recoveries):
Domestic	5,901	3,126	6,470
Foreign	(36,917)	(8,922)	(85,262)
	(31,016)	(5,796)	(78,792)
Provision for income taxes	$58,461	$29,690	$12,171
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2014	2013	2012
Expected statutory rate	26.5%	26.5%	27.25%
Expected provision for income taxes	$73,282	$47,226	$37,427
Effect of foreign tax rate differences	(52,577)	(27,026)	(21,496)
Change in valuation allowance	3,281	2,082	15,536
Amortization of deferred charges	11,307	10,922	11,112
Effect of permanent differences	7,643	6,008	6,902
Effect of Canadian to US dollar functional currency election	—	—	(5,887)
Effect of changes in unrecognized tax benefits	13,214	(13,076)	(7,005)
Effect of withholding taxes	2,234	2,847	5,154
Other items	68	8,136	3,324
Impact of internal reorganization of subsidiaries and integration of acquisitions	9	(7,429)	(32,896)
	$58,461	$29,690	$12,171
Substantially all the tax rate differential for international jurisdictions was driven by earnings in Luxembourg. In prior years, an additional impact on the difference in our consolidated tax rate from the statutory Canadian tax rate was from tax benefits relating to the internal reorganization of certain recently acquired international subsidiaries wherein a change in the tax status of those subsidiaries resulted in both a significant reduction of deferred tax liabilities related to acquired intangibles and a corresponding reduction in income tax expense.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to 21.1% for Fiscal 2014, from 16.6% for Fiscal 2013, primarily due to an increase in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $26.3 million, and a decrease of $7.4 million in the benefit of the impact of internal reorganizations, offset by a decrease of $6.2 million related to the impact of adjustments in the United States, Germany and Australia upon filing of tax returns in Fiscal 2014 compared to Fiscal 2013. The remainder of the differences are due to normal course movements and non-material items.
We have approximately $29.1 million of domestic non-capital loss carryforwards. In addition, we have $608.6 million of foreign non-capital loss carryforwards of which $103.9 million have no expiry date. The remainder of the domestic and foreign losses expires between 2015 and 2032. In addition, investment tax credits of $39.8 million will expire between 2018 and 2034.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2014	2013
Deferred tax assets
Non-capital loss carryforwards	$205,576	$55,946
Capital loss carryforwards	3,452	3,010
Undeducted scientific research and development expenses	76,743	72,555
Depreciation and amortization	16,441	16,331
Restructuring costs and other reserves	20,889	20,325
Deferred revenue	75,515	58,471
Other	29,458	11,066
Total deferred tax asset	$428,074	$237,704
Valuation allowance	$(108,734)	$(80,778)
Deferred tax liabilities
Scientific research and development tax credits	$(6,848)	$(7,484)
Acquired intangibles	(165,858)	(55,128)
Other	(23,391)	(18,336)
Deferred tax liabilities	$(196,097)	$(80,948)
Net deferred tax asset (liability)	$123,243	$75,978
Comprised of:
Current assets	$28,215	$11,082
Long-term assets	156,712	135,695
Current liabilities	(1,053)	(1,127)
Long-term liabilities	(60,631)	(69,672)
	$123,243	$75,978
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2012	$156,281
Increases on account of current year positions	5,736
Increases on account of prior year positions*	22,017
Decreases due to settlements with tax authorities	(5,138)
Decreases due to lapses of statutes of limitations	(29,993)
Unrecognized tax benefits as of July 1, 2013	$148,903
Increases on account of current year positions	5,037
Increases on account of prior year positions**	45,266
Decreases due to settlements with tax authorities	(2,321)
Decreases due to lapses of statutes of limitations	(6,666)
Unrecognized tax benefits as of June 30, 2014	$190,219

*	Included in these balances as of June 30, 2013 are acquired balances of $8.8 million relating to the acquisition of EasyLink.
**Included in these balances as of June 30, 2014 are acquired balances of $17.4 million relating to the acquisition of GXS.

Included in the above tabular reconciliation are unrecognized tax benefits of $27.6 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $162.6 million as of June 30, 2014 ($140.1 million as of June 30, 2013).
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the years ended June 30, 2014, 2013 and 2012, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2014	2013	2012
Interest expense	$6,969	$(736)	$9,383
Penalties expense (recovery)	287	65	(10,764)
Total	$7,256	$(671)	$(1,381)
As of June 30, 2014 and June 30, 2013, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2014	As of June 30, 2013
Interest expense accrued *	$26,235	$18,210
Penalties accrued *	$7,858	$6,045

*	These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
Included in the accrual balances as of June 30, 2014 are accrued interest expense and penalties of $1.8 million and $1.5 million, respectively, relating to the acquisition of GXS.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2014, could decrease tax expense in the next 12 months by $18.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to tax audits by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Spain, Germany, India, the Netherlands, Italy and Switzerland. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at June 30, 2014, we have provided $7.6 million (June 30, 2013—$0.4 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries,that will be subject to withholding taxes upon distribution. Prior to its acquisition by the Company, the GXS group had recorded $4.5 million of this amount as a deferred tax liability related to undistributed earnings of non-United States subsidiaries. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

NOTE 15—FAIR VALUE MEASUREMENTS
ASC Topic 820 “Fair Value Measurements and Disclosures” (Topic 820) defines fair value, establishes a framework for measuring fair value, and addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.
In addition to defining fair value and addressing disclosure requirements, Topic 820 establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2013	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Derivative financial instrument asset (liability) (note 16)	$756	n/a	$756	n/a	$(3,170)	n/a	$(3,170)	n/a
	$756	n/a	$756	n/a	$(3,170)	n/a	$(3,170)	n/a
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
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Consolidated Financial Statements at an amount that approximates their fair value (a Level 2 measurement) due to their short maturities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended June 30, 2014 and June 30, 2013, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended June 30, 2014 and June 30, 2013, we did not have any significant transfers in or out of Level 2 or Level 3.

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2014, is recorded within “Prepaid expenses and other current assets”.
As of June 30, 2014, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $99.6 million (June 30, 2013—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of June 30, 2014	As of June 30, 2013
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other assets (Accounts payable and accrued liabilities)	$756	$(3,170)

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(485)	Operating expenses	$(4,411)	N/A	—

Year Ended June 30, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(1,436)	Operating expenses	$2,017	N/A	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other similar charges.

	Year Ended June 30,
	2014	2013	2012
OpenText/GXS Restructuring Plan	$19,306	$—	$—
Fiscal 2014 Restructuring Plan	7,620	—	—
Fiscal 2013 Restructuring Plan	138	15,754	—
Fiscal 2012 Restructuring Plan	(266)	971	16,897
Restructuring Plans prior to Fiscal 2012	—	(386)	1,122
Acquisition-related costs	10,074	4,925	5,115
Other charges	(5,558)	2,770	1,389
Total	$31,314	$24,034	$24,523
Reconciliations of the liability relating to each of our materially outstanding restructuring plans are provided below.
For each of these plans, the recognition of these charges requires management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
OpenText/GXS Restructuring Plan
In the third quarter of Fiscal 2014 and in the context of the acquisition of GXS, we began to implement restructuring activities to streamline our operations (OpenText/GXS Restructuring Plan). These charges relate to workforce reductions and facility consolidations. We expect to incur more charges under the OpenText/GXS Restructuring Plan as we execute the remaining restructuring actions. As of June 30, 2014, we expect total costs to be incurred in conjunction with the OpenText/GXS Restructuring Plan to be approximately $30.0 million, of which $19.3 million has already been recorded within Special charges to date. We expect the OpenText/GXS Restructuring Plan to be substantially completed by the end of our next fiscal year.
A reconciliation of the beginning and ending liability for the year ended June 30, 2014 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	13,017	6,289	19,306
Cash payments	(7,739)	(415)	(8,154)
Foreign exchange	(227)	154	(73)
Balance as of June 30, 2014	$5,051	$6,028	$11,079
Fiscal 2014 Restructuring Plan
In the first quarter of Fiscal 2014, we began to implement restructuring activities to streamline our operations (Fiscal 2014 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2014 Restructuring Plan, $7.6 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2014 Restructuring Plan.
A reconciliation of the beginning and ending liability for the year ended June 30, 2014 is shown below.

Fiscal 2014 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$—	$—	$—
Accruals and adjustments	6,337	1,283	7,620
Cash payments	(5,772)	(601)	(6,373)
Foreign exchange	187	10	197
Balance as of June 30, 2014	$752	$692	$1,444
Fiscal 2013 Restructuring Plan
In the first quarter of Fiscal 2013, we began to implement restructuring activities to streamline our operations (Fiscal 2013 Restructuring Plan). These charges relate to workforce reductions and facility consolidations.
Since the inception of the Fiscal 2013 Restructuring Plan, $15.9 million of costs have been recorded within Special charges. We do not expect to incur any further significant charges related to the Fiscal 2013 Restructuring Plan.
A reconciliation of the beginning and ending liability for the years ended June 30, 2014 and June 30, 2013 are shown below.

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$3,205	$4,396	$7,601
Accruals and adjustments	944	(806)	138
Cash payments	(3,502)	(1,779)	(5,281)
Foreign exchange	(5)	88	83
Balance as of June 30, 2014	$642	$1,899	$2,541

Fiscal 2013 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$—	$—	$—
Accruals and adjustments	9,970	5,784	15,754
Cash payments	(6,713)	(1,389)	(8,102)
Foreign exchange	(52)	1	(51)
Balance as of June 30, 2013	$3,205	$4,396	$7,601

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
A reconciliation of the beginning and ending liability for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 are shown below.

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2013	$309	$1,986	$2,295
Accruals and adjustments	(266)	—	(266)
Cash payments	—	(919)	(919)
Foreign exchange	(1)	52	51
Balance as of June 30, 2014	$42	$1,119	$1,161

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Accruals and adjustments	1,155	(184)	971
Cash payments	(5,201)	(1,259)	(6,460)
Foreign exchange	(67)	74	7
Balance as of June 30, 2013	$309	$1,986	$2,295

Fiscal 2012 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2011	$—	$—	$—
Accruals and adjustments	13,006	3,891	16,897
Cash payments	(8,202)	(486)	(8,688)
Foreign exchange	(382)	(50)	(432)
Balance as of June 30, 2012	$4,422	$3,355	$7,777
Acquisition-related costs
Included within Special charges for the year ended June 30, 2014 are costs incurred directly in relation to acquisitions in the amount of $8.6 million (June 30, 2013—$2.9 million, June 30, 2012—$1.8 million). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the year ended June 30, 2014 in the amount of $1.5 million (June 30, 2013—$2.0 million, June 30, 2012—$3.3 million).
Other charges
Included within "Other charges" for the year ended June 30, 2014 is a net recovery of $7.0 million relating to a reduction of certain pre-acquisition tax liabilities, along with the associated interest accrual. This recovery was offset by a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004.
Included within "Other charges" for the year ended June 30, 2013 are charges of $1.9 million relating to interest accrued on certain pre-acquisition sales tax liabilities, a charge of $0.4 million relating to an allocated portion of a litigation settlement reached in relation to a legacy acquisition litigation matter, and a charge of $0.5 million relating to miscellaneous other charges.
Included within "Other charges" for the year ended June 30, 2012 is a recovery of $0.8 million relating to a reduction in an asset retirement obligation associated with a leased facility, a recovery of $0.5 million relating to a new sublease on a restructured facility acquired in a prior period and $2.7 million related to the write-off of debt issuance costs associated with our old term loan that was repaid after we entered into our new credit facility on November 9, 2011.

NOTE 18—ACQUISITIONS
GXS Group, Inc.
On January 16, 2014, we acquired GXS Group, Inc. (GXS), a Delaware corporation and leader in cloud-based, business-to-business (B2B) integration. The acquisition combines OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares on a post stock-split basis. In accordance with Topic 805, this acquisition was accounted for as a business combination.
The results of operations of GXS have been consolidated with those of OpenText beginning January 16, 2014.
The following tables summarize the preliminary consideration paid for GXS and the amount of the assets acquired and liabilities assumed, as well as the preliminary goodwill recorded as of the acquisition date:

Cash consideration paid	$1,101,268
Equity consideration paid	116,777
Other amounts currently held back and unpaid	606
Preliminary purchase consideration	$1,218,651
Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2014	$7,120
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
Our preliminary purchase price allocation for GXS is as follows:

Current assets (inclusive of cash acquired of $24,382)	$127,406
Non-current tangible assets	31,604
Intangible customer assets	364,600
Intangible technology assets	123,200
Liabilities and non-controlling interest assumed	(124,399)
Total identifiable net assets	522,411
Goodwill	696,240
Net assets acquired	$1,218,651
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
The amount of GXS’ revenues and net income included in our Consolidated Statements of Income for the year ended June 30, 2014 is set forth below:

January 16, 2014— June 30, 2014
Revenues	$211,271
Net income	$8,703
The unaudited pro forma revenues and net income of the combined entity for the year ended June 30, 2014 and 2013, respectively, had the acquisition been consummated as of July 1, 2012, are set forth below:

	Year Ended June 30,
	2014	2013
Supplemental Unaudited Pro forma Information
Total revenues	$1,890,794	$1,850,658
Net income*	$195,075	$131,929

* Included in unaudited pro forma net income for the year ended June 30, 2014 are estimated amortization charges relating to the allocated values of intangible assets, estimated interest expense as though the incurrence of debt used to finance the acquisition occurred on July 1, 2012. Excluded from unaudited pro forma net income for the year ended June 30, 2014 are $69.0 million of one-time expenses incurred by GXS on account of the acquisition. These one-time expenses include a) approximately $29.0 million in employee change in control payments, b) approximately $32.0 million of interest expense on account of penalties incurred on the early extinguishment of GXS’ debt, as part of the purchase agreement, and c) approximately $8.0 million of transaction fees triggered by the closing of the acquisition.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Cordys Holding B.V.
On August 15, 2013, we acquired Cordys Holding B.V. (Cordys), a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities, based in Putten, the Netherlands. Total consideration for Cordys was $33.2 million paid in cash ($30.6 million - net of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination.
Acquisition-related costs for Cordys included in Special charges in the Consolidated Statements of Income for the year ended June 30, 2014 were $0.9 million.
The results of operations of Cordys have been consolidated with those of OpenText beginning August 15, 2013.
The acquisition had no significant impact on revenues and net income for the year ended June 30, 2014. There was also no significant impact on the Company's revenues and net income on a pro forma basis for all periods presented.
Fiscal 2013
EasyLink Services International Corporation
On July 2, 2012, we acquired EasyLink Services International Corporation (EasyLink), a global provider of cloud-based electronic messaging and business integration services, based in Atlanta, Georgia. The acquisition extends our product offerings as we continue to evolve in the Enterprise Information Management market category. Total consideration for EasyLink was $342.3 million, paid in cash. In accordance with Topic 805, this acquisition was accounted for as a business combination.
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

*Included in unaudited pro forma net income are estimated amortization charges relating to the allocated values of intangible assets. In addition, for the year ended June 30, 2012, pro forma net income includes a $44.6 million tax recovery relating to certain one-time tax benefits and a charge of $21.3 million for acquisition related costs and pre-acquisition accounting adjustments.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
Other Fiscal 2013 Acquisitions
During Fiscal 2013, we acquired certain other companies and purchased certain technology and customer assets to expand our product and service offerings. These acquisitions were not significant individually or in the aggregate.
Fiscal 2012
Global 360 Holding Corp. (Global 360)
On July 13, 2011, we acquired Global 360, a software company based in Dallas, Texas. Global 360 offers case management and document-centric business process management (BPM) solutions. The acquisition of Global 360 for $256.6 million in cash adds complementary BPM software to our ECM Suite. In accordance with Topic 805, this acquisition was accounted for as a business combination.
The results of operations of Global 360 have been consolidated with those of OpenText beginning July 13, 2011.
The following tables summarize the consideration paid for Global 360 and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$256,597

Acquisition related costs (included in Special charges in the Consolidated Statements of Income) for the year ended June 30, 2012	$924
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of July 13, 2011, are set forth below:

Current assets (inclusive of cash acquired of $10,944)	$38,249
Non-current assets	6,289
Intangible customer assets	58,100
Intangible technology assets	40,600
Total liabilities assumed	(88,575)	*
Total identifiable net assets	54,663
Goodwill	201,934
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
**Included in unaudited pro forma net income are estimated amortization charges relating to the allocated values of intangible assets for all periods reported above.
The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the results that may be realized in the future.
Other Fiscal 2012 Acquisitions
During Fiscal 2012, we acquired certain other companies and purchased certain technology and customer assets to expand our product and service offerings. These acquisitions were not significant individually or in the aggregate.
NOTE 19—SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting” (Topic 280), establishes standards for reporting, by public business enterprises, information about operating segments, products and services, geographic areas, and major customers. The method of determining what information, under Topic 280, to report is based on the way that an entity organizes operating segments for making operational decisions and how the entity’s management and chief operating decision maker (CODM) assess an entity’s financial performance. Our operations are analyzed by management and our CODM as being part of a single industry segment: the design, development, marketing and sales of Enterprise Information Management software and solutions.
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
Revenues:
Canada	$117,225	$103,076	$103,915
United States	725,852	611,902	513,530
United Kingdom	169,511	131,745	124,601
Germany	162,966	138,073	130,494
Rest of Europe	255,419	223,444	212,587
All other countries	193,726	155,096	122,346
Total revenues	$1,624,699	$1,363,336	$1,207,473
The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2014	As of June 30, 2013
Long-lived assets:
Canada	$68,189	$70,305
United States	644,051	185,240
United Kingdom	14,132	18,694
Germany	5,534	5,466
Rest of Europe	119,686	167,045
All other countries	15,987	5,229
Total	$867,579	$451,979
Long-lived assets in the United States increased primarily on account of the acquisition of GXS.

NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2014	2013		2012
Cash paid during the period for interest	$26,697	$16,299		$15,305
Cash received during the period for interest	$2,463	$1,439		$1,396
Cash paid during the period for income taxes	$39,834	$52,827	*	$15,864

*Cash paid for taxes for the year ended June 30, 2013 include payments of $24.2 million related to taxes exigible on internal reorganizations of our international subsidiaries.
During the third quarter of Fiscal 2014, we issued 2,595,042 Common Shares, on a post stock-split basis, in the aggregate value of approximately $116.8 million as part of the consideration for the acquisition of GXS (see note 18).
NOTE 21—OTHER INCOME (EXPENSE)
Other Income (expense) is comprised of the following:

	Year Ended June 30,
	2014	2013	2012
Transactional foreign exchange gain (loss)	$3,957	$(2,635)	$3,642
Other	(16)	162	(93)
	$3,941	$(2,473)	$3,549

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

	Year Ended June 30,
	2014	2013	2012
Basic earnings per share
Net income attributable to OpenText	$218,125	$148,520	$125,174
Basic earnings per share attributable to OpenText	$1.82	$1.27	$1.08
Diluted earnings per share
Net income attributable to OpenText	$218,125	$148,520	$125,174
Diluted earnings per share attributable to OpenText	$1.81	$1.26	$1.07
Weighted-average number of shares outstanding
Basic	119,674	117,208	115,780
Effect of dilutive securities	902	916	1,688
Diluted	120,576	118,124	117,468
Excluded as anti-dilutive*	880	2,262	736
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
During the year ended June 30, 2014, Mr. Stephen Sadler, a director, earned approximately $0.7 million (June 30, 2013—$0.6 million, June 30, 2012—$0.8 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Of this amount, approximately $0.5 million was for services rendered relating to the acquisition of GXS. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 24—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on July 30, 2014, a dividend of $0.1725 per Common Share. The record date for this dividend is August 29, 2014 and the payment date is September 19, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: July 31, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: July 31, 2014

By:	/s/ MARK BARRENECHEA
Mark Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ PAUL MCFEETERS
Paul McFeeters Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	July 31, 2014
Mark Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	July 31, 2014
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	July 31, 2014
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	July 31, 2014
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	July 31, 2014
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	July 31, 2014
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	July 31, 2014
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	July 31, 2014
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	July 31, 2014
Katharine B. Stevenson