Form 10-Q
period 2014-09-30
OPEN TEXT CORP
filed 2014-10-23
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 21, 2014, there were 122,037,521 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$492,486	$427,890
Accounts receivable trade, net of allowance for doubtful accounts of $4,535 as of September 30, 2014 and $4,499 as of June 30, 2014 (note 3)	239,762	292,929
Income taxes recoverable (note 14)	12,372	24,648
Prepaid expenses and other current assets	47,498	42,053
Deferred tax assets (note 14)	30,336	28,215
Total current assets	822,454	815,735
Property and equipment (note 4)	151,573	142,261
Goodwill (note 5)	1,940,082	1,963,557
Acquired intangible assets (note 6)	681,229	725,318
Deferred tax assets (note 14)	159,424	156,712
Other assets (note 7)	54,819	52,041
Deferred charges (note 8)	48,598	52,376
Long-term income taxes recoverable (note 14)	10,701	10,638
Total assets	$3,868,880	$3,918,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$193,720	$231,954
Current portion of long-term debt (note 10)	62,105	62,582
Deferred revenues	301,341	332,664
Income taxes payable (note 14)	15,341	31,630
Deferred tax liabilities (note 14)	944	1,053
Total current liabilities	573,451	659,883
Long-term liabilities:
Accrued liabilities (note 9)	39,126	41,999
Deferred credits (note 8)	16,382	17,529
Pension liability (note 11)	61,682	60,300
Long-term debt (note 10)	1,243,500	1,256,750
Deferred revenues	18,646	17,248
Long-term income taxes payable (note 14)	163,749	162,131
Deferred tax liabilities (note 14)	57,371	60,631
Total long-term liabilities	1,600,456	1,616,588
Shareholders’ equity:
Share capital (note 12)
122,034,461 and 121,758,432 Common Shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively; Authorized Common Shares: unlimited	800,422	792,834
Additional paid-in capital	117,242	112,398
Accumulated other comprehensive income	36,216	39,449
Retained earnings	759,898	716,317
Treasury stock, at cost (763,278 shares at September 30, 2014 and June 30, 2014, respectively)	(19,132)	(19,132)
Total OpenText shareholders' equity	1,694,646	1,641,866
Non-controlling interests	327	301
Total shareholders’ equity	1,694,973	1,642,167
Total liabilities and shareholders’ equity	$3,868,880	$3,918,638
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
License	$58,615	$55,306
Cloud services	150,006	41,647
Customer support	183,906	168,440
Professional service and other	61,260	59,067
Total revenues	453,787	324,460
Cost of revenues:
License	3,088	3,036
Cloud services	57,996	14,265
Customer support	23,218	22,170
Professional service and other	45,361	45,435
Amortization of acquired technology-based intangible assets (note 6)	18,206	21,530
Total cost of revenues	147,869	106,436
Gross profit	305,918	218,024
Operating expenses:
Research and development	44,742	40,216
Sales and marketing	80,099	69,413
General and administrative	35,756	28,886
Depreciation	12,242	6,458
Amortization of acquired customer-based intangible assets (note 6)	25,884	17,277
Special charges (note 17)	4,169	3,731
Total operating expenses	202,892	165,981
Income from operations	103,026	52,043
Other income (expense), net	(9,873)	1,926
Interest and other related expense, net	(11,099)	(4,385)
Income before income taxes	82,054	49,584
Provision for income taxes (note 14)	17,402	18,954
Net income for the period	$64,652	$30,630
Net (income) loss attributable to non-controlling interests	(26)	—
Net income attributable to OpenText	$64,626	$30,630
Earnings per share—basic attributable to OpenText (note 20)	$0.53	$0.26
Earnings per share—diluted attributable to OpenText (note 20)	$0.53	$0.26
Weighted average number of Common Shares outstanding—basic	121,918	118,126
Weighted average number of Common Shares outstanding—diluted	122,861	118,756
Dividends declared per Common Share	$0.1725	$0.15
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
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Net income for the period	$64,652	$30,630
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	3,105	241
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)	(2,900)	1,520
Loss reclassified into net income	53	584
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)	(3,118)	83
Amortization of actuarial loss into net income	121	73
Unrealized loss on marketable securities	(494)	—
Total other comprehensive income (loss), net, for the period	(3,233)	2,501
Total comprehensive income	61,419	33,131
Comprehensive income attributable to non-controlling interests	(26)	—
Total comprehensive income attributable to OpenText	$61,393	$33,131

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income for the period	$64,652	$30,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	56,332	45,265
Share-based compensation expense	4,449	4,612
Excess tax benefits on share-based compensation expense	(395)	(73)
Pension expense	1,220	353
Amortization of debt issuance costs	1,143	525
Amortization of deferred charges and credits	2,631	2,967
Loss on sale and write down of property and equipment	—	21
Deferred taxes	(1,545)	(1,869)
Changes in operating assets and liabilities:
Accounts receivable	55,543	28,778
Prepaid expenses and other current assets	(149)	(3,432)
Income taxes	17,806	7,502
Deferred charges and credits	—	2,700
Accounts payable and accrued liabilities	(34,139)	(18,093)
Deferred revenue	(26,755)	(18,560)
Other assets	(2,262)	(1,402)
Net cash provided by operating activities	138,531	79,924
Cash flows from investing activities:
Additions of property and equipment	(30,235)	(8,315)
Purchase of Cordys Holding B.V., net of cash acquired	—	(30,588)
Purchase consideration for prior period acquisitions	(222)	(222)
Other investing activities	(7,374)	(1,500)
Net cash used in investing activities	(37,831)	(40,625)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	395	73
Proceeds from issuance of Common Shares	7,099	1,823
Repayment of long-term debt	(13,417)	(7,668)
Debt issuance costs	(183)	—
Payments of dividends to shareholders	(21,045)	(17,721)
Net cash used in financing activities	(27,151)	(23,493)
Foreign exchange gain (loss) on cash held in foreign currencies	(8,953)	4,896
Increase in cash and cash equivalents during the period	64,596	20,702
Cash and cash equivalents at beginning of the period	427,890	470,445
Cash and cash equivalents at end of the period	$492,486	$491,147
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2014
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned and majority-owned subsidiaries, collectively referred to as "OpenText" or the "Company". Our majority owned subsidiaries include Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2014, were 90%, 85% and 81% owned, respectively, by OpenText.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ending June 30, 2015; (ii) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; (iii) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013; and (iv) the term “Fiscal 2012” means our fiscal year beginning on July 1, 2011 and ending June 30, 2012.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented.
Additionally, as a result of a two-for-one stock-split effected February 18, 2014 by way of a stock dividend, all historical per share data, number of Common Shares outstanding, and share-based compensation awards presented in the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented on a post stock-split basis.
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
NOTE 2—ACCOUNTING POLICIES UPDATE AND RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
Disclosure of Going Concern Uncertainties:
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for our fiscal year ending June 30, 2017, with early adoption permitted. We do not believe the pending adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition” and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes i) identifying contract(s) with customers, ii) identifying performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations in the contract(s) and v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for us in the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. When applying ASU 2014-09 we can either apply the amendments: i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2014	$4,499
Bad debt expense	1,561
Write-off /adjustments	(1,525)
Balance as of September 30, 2014	$4,535
Included in accounts receivable are unbilled receivables in the amount of $24.4 million as of September 30, 2014 (June 30, 2014—$41.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,613	$(9,498)	$7,115
Office equipment	1,616	(851)	765
Computer hardware	98,867	(59,613)	39,254
Computer software	29,825	(12,827)	16,998
Capitalized software development costs	26,139	(2,477)	23,662
Leasehold improvements	48,282	(25,630)	22,652
Land and buildings	47,326	(6,199)	41,127
Total	$268,668	$(117,095)	$151,573

	As of June 30, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,089	$(8,856)	$7,233
Office equipment	1,573	(869)	704
Computer hardware	90,469	(55,433)	35,036
Computer software	28,556	(10,656)	17,900
Capitalized software development costs	19,965	(1,542)	18,423
Leasehold improvements	45,934	(24,251)	21,683
Land and buildings	47,149	(5,867)	41,282
Total	$249,735	$(107,474)	$142,261

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2014:

Balance as of June 30, 2014	$1,963,557
Acquisition of GXS Group, Inc. (note 18)	(23,475)
Balance as of September 30, 2014	$1,940,082

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(491,248)	$207,958
Customer Assets	874,257	(400,986)	473,271
Total	$1,573,463	$(892,234)	$681,229

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(473,043)	$226,163
Customer Assets	874,257	(375,102)	499,155
Total	$1,573,463	$(848,145)	$725,318

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2015 (nine months ended June 30)	$130,260
2016	149,415
2017	132,222
2018	119,535
2019 and beyond	149,797
Total	$681,229

NOTE 7—OTHER ASSETS

	As of September 30, 2014	As of June 30, 2014
Debt issuance costs	$18,874	$19,834
Deposits and restricted cash	13,380	14,251
Deferred implementation costs	7,028	5,409
Cost basis investments	8,224	7,276
Long-term prepaid expenses and other long-term assets	7,313	5,271
Total	$54,819	$52,041
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2014	As of June 30, 2014
Accounts payable—trade	$14,785	$16,025
Accrued salaries and commissions	55,664	80,991
Accrued liabilities	110,711	121,558
Amounts payable in respect of restructuring and other Special charges (note 17)	11,273	11,694
Asset retirement obligations	1,287	1,686
Total	$193,720	$231,954
Long-term accrued liabilities

	As of September 30, 2014	As of June 30, 2014
Amounts payable in respect of restructuring and other Special charges (note 17)	$3,587	$4,531
Other accrued liabilities*	27,643	29,331
Asset retirement obligations	7,896	8,137
Total	$39,126	$41,999
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of September 30, 2014, the present value of this obligation was $9.2 million (June 30, 2014—$9.8 million), with an undiscounted value of $9.7 million (June 30, 2014—$10.4 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2014	As of June 30, 2014
Total debt
Term Loan A	$502,500	$513,750
Term Loan B	794,000	796,000
Mortgage	9,105	9,582
	1,305,605	1,319,332
Less:
Current portion of long-term debt
Term Loan A	45,000	45,000
Term Loan B	8,000	8,000
Mortgage	9,105	9,582
	62,105	62,582
Non-current portion of long-term debt	$1,243,500	$1,256,750
Term Loan A and Revolver
As of September 30, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus a fixed amount, depending on our consolidated leverage ratio. As of September 30, 2014, this fixed amount was 2.5%.
For the three months ended September 30, 2014, we recorded interest expense of $3.7 million relating to Term Loan A (three months ended September 30, 2013—$3.5 million).
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of September 30, 2014, we have not drawn any amounts on the Revolver.
Term Loan B
In connection with the acquisition of GXS Group, Inc. (GXS), on January 16, 2014, we entered into a second credit facility, which provides for a $800 million term loan facility (Term Loan B).
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
For the three months ended September 30, 2014, we recorded interest expense of $6.6 million relating to Term Loan B.
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
As of September 30, 2014, the carrying value of the mortgage was approximately $9.1 million (June 30, 2014—$9.6 million).
As of September 30, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.6 million (June 30, 2014—$15.6 million).
For the three months ended September 30, 2014, we recorded interest expense of $0.1 million, relating to the mortgage (three months ended September 30, 2013—$0.1 million).

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of September 30, 2014 and June 30, 2014:

	As of September 30, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$30,174	$595	$29,579
GXS Germany defined benefit plan	24,632	860	23,772
GXS Philippines defined benefit plan	5,411	—	5,411
Other plans	2,992	72	2,920
Total	$63,209	$1,527	$61,682

	As of June 30, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,344	$634	$28,710
GXS Germany defined benefit plan	24,182	917	23,265
GXS Philippines defined benefit plan	5,276	—	5,276
Other plans	3,148	99	3,049
Total	$61,950	$1,650	$60,300

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2014, there is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
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
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS

PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which had a fair value of approximately $36.0 thousand as of September 30, 2014, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. All information presented below for the GXS PHP plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed by us with the acquisition of GXS.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2014				As of June 30, 2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER		GXS PHP		Total
Benefit obligation—beginning of period	$29,344	$24,182	$5,276	$58,802	$23,871	$23,637	*	$5,182	*	$52,690
Service cost	122	80	340	542	458	173		724		1,355
Interest cost	199	190	67	456	877	408		125		1,410
Benefits paid	(126)	(215)	(23)	(364)	(522)	(461)		(66)		(1,049)
Actuarial (gain) loss	2,481	1,917	(137)	4,261	3,595	452		(818)		3,229
Foreign exchange (gain) loss	(1,846)	(1,522)	(112)	(3,480)	1,065	(27)		129		1,167
Benefit obligation—end of period	30,174	24,632	5,411	60,217	29,344	24,182		5,276		58,802
Less: Current portion	(595)	(860)	—	(1,455)	(634)	(917)		—		(1,551)
Non-current portion of benefit obligation	$29,579	$23,772	$5,411	$58,762	$28,710	$23,265		$5,276		$57,251
* Beginning benefit obligation as of January 16, 2014.

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2014				2013
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$122	$80	$340	$542	$113	$—	$—	$113
Interest cost	199	190	67	456	217	—	—	217
Amortization of actuarial gains and losses	109	—	—	109	69	—	—	69
Net pension expense	$430	$270	$407	$1,107	$399	$—	$—	$399

In determining the fair value of the pension plan benefit obligations as of September 30, 2014 and June 30, 2014, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2014			As of June 30, 2014
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.00%	7.00%	2.50%	2.00%	7.00%
Pension increases	2.00%	2.00%	6.00%	2.00%	2.00%	6.00%
Discount rate	2.40%	2.50%	5.00%	2.90%	3.00%	5.15%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (nine months ended June 30)	$446	$657	$9
2016	657	913	24
2017	729	984	35
2018	779	1,063	46
2019	871	1,108	94
2020 to 2024	5,869	6,038	1,107
Total	$9,351	$10,763	$1,315
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
Cash Dividends
For the three months ended September 30, 2014, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1725 per Common Share, in the amount of $21.0 million, which we paid during the same period.

For the three months ended September 30, 2013, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.15 per Common Share, in the amount of $17.7 million, which we paid during the same period.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
During the three months ended September 30, 2014 and 2013, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
During the three months ended September 30, 2014 and 2013, we did not reissue any Common Shares from treasury stock.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2014	2013
Stock options	$2,569	$1,357
Performance Share Units (issued under LTIP)	591	2,168
Restricted Share Units (issued under LTIP)	743	604
Restricted Share Units (other)	75	216
Deferred Share Units (directors)	471	267
Total share-based compensation expense	$4,449	$4,612
Summary of Outstanding Stock Options
As of September 30, 2014, options to purchase an aggregate of 4,187,409 Common Shares were outstanding and 3,437,482 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for three months ended September 30, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2014	4,273,226	$36.35
Granted	397,100	56.33
Exercised	(246,745)	25.35
Forfeited or expired	(236,172)	37.04
Outstanding at September 30, 2014	4,187,409	$38.85	5.33	$69,752
Exercisable at September 30, 2014	768,459	$23.38	3.21	$24,625

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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2014	2013
Weighted–average fair value of options granted	$14.30	$7.75
Weighted-average assumptions used:
Expected volatility	32%	32%
Risk–free interest rate	1.51%	1.19%
Expected dividend yield	1.15%	1.80%
Expected life (in years)	4.34	4.36
Forfeiture rate (based on historical rates)	5%	5%
Average exercise share price	$56.33	$33.17
As of September 30, 2014, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $33.2 million, which will be recognized over a weighted-average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2014, cash in the amount of $6.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2014 from the exercise of options eligible for a tax deduction was $0.5 million.
For the three months ended September 30, 2013, cash in the amount of $1.2 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2013 from the exercise of options eligible for a tax deduction was $0.1 million.
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or RSUs. Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest and be settled.
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Awards made under the Fiscal 2014 LTIP will be issued in the second quarter of Fiscal 2015 in accordance with our insider trading policy, which states, in part, that stock awards may not be issued while a "trading window" is closed. We expect to settle the Fiscal 2014 LTIP awards in stock.
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
Grants made in Fiscal 2015 under the LTIP (collectively referred to as Fiscal 2017 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2015 starting on September 4, 2014. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2017 LTIP. We expect to settle the Fiscal 2017 LTIP awards in stock.
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

Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended September 30,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2014	2013
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	—	215
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	7,838	420	1,370
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,313	(1)	583
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	3,804	211	604
Fiscal 2016 LTIP	PSU	11/1/2013	9/15/2016	1,638	85	—
Fiscal 2016 LTIP	RSU	11/1/2013	9/15/2016	4,162	329	—
Fiscal 2017 LTIP	PSU	9/4/2014	9/15/2017	3,701	87	—
Fiscal 2017 LTIP	RSU	9/4/2014	9/15/2017	8,645	203	—
				$38,590	$1,334	$2,772
Of the total expected LTIP expense of $38.6 million noted in the table above, $20.7 million has been recognized to date and the remaining expected total compensation cost of $17.9 million is expected to be recognized over a weighted average period of 2.3 years.
Restricted Share Units (RSUs)
On September 8, 2014, we granted 12,500 RSUs to our Chief Financial Officer, in accordance with his employment agreement. The RSUs will vest equally over three years. We expect to settle the awards in stock.
Deferred Stock Units (DSUs)
During the three months ended September 30, 2014, we granted 398 DSUs to certain non-employee directors (three months ended September 30, 2013—486 on a post stock-split basis). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
During the three months ended September 30, 2014, cash in the amount of approximately $0.8 million was received from employees that will be used to purchase Common Shares in future periods (three months ended September 30, 2013—$0.7 million)
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2014— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations	$1,492,579	$70,162	$561,703	$66,417	$794,297
Operating lease obligations*	202,686	37,429	69,962	47,213	48,082
Purchase obligations	23,265	8,585	14,187	493	—
	$1,718,530	$116,176	$645,852	$114,123	$842,379
*Net of $3.7 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of September 30, 2014. We currently have in place a bank guarantee in the amount of $3.7 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $10.2 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
The United States Internal Revenue Service (IRS) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this Quarterly Report on Form 10-Q, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
Please also see "Risk Factors" in our Annual Report on Form 10-K to our fiscal year ended June 30, 2014.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.

We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three months ended September 30, 2014 and 2013, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2014	2013
Interest expense	$2,004	$2,328
Penalties expense	48	238
Total	$2,052	$2,566
As of September 30, 2014 and June 30, 2014, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2014	As of June 30, 2014
Interest expense accrued *	$28,014	$26,235
Penalties accrued *	$7,649	$7,858

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2014, could decrease tax expense in the next 12 months by $18.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to tax audits by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Spain, Germany, India, the Netherlands and Italy. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at September 30, 2014, we have provided $8.2 million (June 30, 2014—$7.6 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 21.2% for the three months ended September 30, 2014, from 38.2% for the three months ended September 30, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $2.0 million and a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $1.2 million. The remainder of the differences are due to normal course movements and non-material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2014 and June 30, 2014:

	September 30, 2014				June 30, 2014
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities	$5,637	$5,637	n/a	n/a	$—	$—	n/a	n/a
	$5,637	$5,637	n/a	n/a	$—	$—	n/a	n/a

Financial Liabilities:
Derivative financial instrument asset (liability) (note 16)	$(3,118)	n/a	$(3,118)	n/a	$756	n/a	$756	n/a
	$(3,118)	n/a	$(3,118)	n/a	$756	n/a	$756	n/a
Our valuation technique used to measure the fair values of our marketable securities were derived from quoted market prices as an active market for these securities exist. Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. Our discounted cash flow techniques use observable market inputs, such as foreign currency spot and forward rates.
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates their fair value (a Level 2 measurement) due to their short maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2014 and 2013, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2014 and 2013, we did not have any significant transfers in or out of Level 2 or Level 3.
NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in hedging programs with Canadian chartered banks to limit the potential foreign exchange fluctuations incurred on future cash flows relating to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use derivative instruments to hedge portions of our payroll exposure. We do not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and twelve months.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2014, is recorded within “Accounts payable and accrued liabilities”.
As of September 30, 2014, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $74.7 million (June 30, 2014—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of September 30, 2014	As of June 30, 2014
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other assets (Accounts payable and accrued liabilities)	$(3,118)	$756

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(3,946)	Operating expenses	$(72)	N/A	—

Three Months Ended September 30, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$2,068	Operating expenses	$(794)	N/A	—

NOTE 17—SPECIAL CHARGES
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other similar charges.

	Three Months Ended September 30,
	2014	2013
OpenText/GXS Restructuring Plan	$2,806	$—
Restructuring Plans prior to OpenText/GXS Restructuring Plan	87	4,796
Acquisition-related costs	436	1,304
Other charges	840	(2,369)
Total	$4,169	$3,731
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
As of September 30, 2014, we expect total costs to be incurred in conjunction with the OpenText/GXS Restructuring Plan to be approximately $30.0 million, of which $22.1 million has already been recorded within Special charges to date. We expect the OpenText/GXS Restructuring Plan to be substantially completed by the end of our current fiscal year.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2014 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2014	$5,051	$6,028	$11,079
Accruals and adjustments	2,426	380	2,806
Cash payments	(2,343)	(904)	(3,247)
Foreign exchange	(268)	86	(182)
Balance as of September 30, 2014	$4,866	$5,590	$10,456
Acquisition-related costs
Included within Special charges for the three months ended September 30, 2014 are costs incurred directly in relation to acquisitions in the amount of $0.2 million (three months ended September 30, 2013—$0.9 million). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three months ended September 30, 2014 in the amount of $0.2 million (three months ended September 30, 2013—$0.4 million).
Other charges
Included within "Other charges" for the three months ended September 30, 2014 is a charge of $0.8 million relating to certain pre-acquisition tax liabilities, the associated interest accrual, and miscellaneous integration costs.
Included within "Other charges" for the three months ended September 30, 2013 is a net recovery of $3.8 million relating to a reduction of certain pre-acquisition tax liabilities, inclusive of an offsetting associated interest accrual. This recovery was offset by a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004.
NOTE 18—ACQUISITIONS
GXS Group, Inc.
On January 16, 2014, we acquired GXS Group, Inc. (GXS), a Delaware corporation and leader in cloud-based, business-to-business (B2B) integration. The acquisition combines OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares on a post stock-split basis. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination.
The results of operations of GXS have been consolidated with those of OpenText beginning January 16, 2014.
The following tables summarize the preliminary consideration paid for GXS and the amount of the assets acquired and liabilities assumed, as well as the preliminary goodwill recorded as of the acquisition date:

Cash consideration paid	$1,101,874
Equity consideration paid	116,777
Preliminary purchase consideration	$1,218,651
Acquisition-related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended September 30, 2014	$141
As set forth in the purchase agreement, $60.0 million of the total cash consideration paid is currently being held by an escrow agent for indemnification purposes and, subject to certain conditions being met, the payout thereof will be released between nine and twelve months from the date of the acquisition.
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

Our preliminary purchase price allocation for GXS is as follows:

Current assets (inclusive of cash acquired of $24,382)	$127,406
Non-current tangible assets	36,139
Intangible customer assets	364,600
Intangible technology assets	123,200
Liabilities and non-controlling interest assumed	(105,459)
Total identifiable net assets	545,886
Goodwill	672,765
Net assets acquired	$1,218,651
The finalization of the above purchase price allocation is pending the determination of the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities. We expect to finalize this determination on or before December 31, 2014.
Adjustments made to goodwill in the first quarter of Fiscal 2015 primarily include reductions of certain tax related liabilities based upon the determination of additional tax attributes available on acquisition.
No portion of the goodwill recorded upon the acquisition of GXS is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $94.3 million. The gross amount receivable was $108.2 million of which $13.9 million of this receivable was expected to be uncollectible.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2014		2013
Cash paid during the period for interest	$10,512	*	$3,736
Cash received during the period for interest	$649		$522
Cash paid (received) during the period for income taxes	$(2,548)	**	$4,553
*We entered into Term Loan B on January 16, 2014 (see note 10). This amount includes $6.6 million of interest related to this new Credit Facility.
**Income tax installments paid in prior periods were higher than the actual taxes eventually determined as being owed, resulting in a net refund during the period.
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

	Three Months Ended September 30,
	2014	2013
Basic earnings per share
Net income attributable to OpenText	$64,626	$30,630
Basic earnings per share attributable to OpenText	$0.53	$0.26
Diluted earnings per share
Net income attributable to OpenText	$64,626	$30,630
Diluted earnings per share attributable to OpenText	$0.53	$0.26
Weighted-average number of shares outstanding
Basic	121,918	118,126
Effect of dilutive securities	943	630
Diluted	122,861	118,756
Excluded as anti-dilutive*	1,636	1,370
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
During the three months ended September 30, 2014, Mr. Stephen Sadler, a director, earned $4.0 thousand (three months ended September 30, 2013—$0.2 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on October 22, 2014, a dividend of $0.1725 per Common Share. The record date for this dividend is November 21, 2014 and the payment date is December 12, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2014 and ending June 30, 2015 (Fiscal 2015) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) the changing regulatory environment and its impact on our business; (xii) potential loss of recurring revenues; (xiii) research and development and related expenditures; (xiv) our building, development and consolidation of our network infrastructure; (xv) competition and changes in the competitive landscape; (xvi) our management and protection of intellectual property and other proprietary rights; (xvii) foreign sales and exchange rate fluctuations; (xviii) cyclical or seasonal aspects of our business; (xix) capital expenditures; (xx) potential legal and/or regulatory proceedings; and (xxi) other matters.
In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, forecasts and projections about the operating environment, economies and markets in which we operate. Forward-looking statements reflect our current estimates, beliefs and assumptions, which are based on management’s perception of historic trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. The forward-looking statements contained in this report are based on certain assumptions including the following: (i) countries continuing to implement and enforce existing and additional customs and security regulations relating to the provision of electronic information for imports and exports; (ii) our continued operation of a secure and reliable business network; (iii) the stability of general economic and market conditions, currency exchange rates, and interest rates; (iv) equity and debt markets continuing to provide us with access to capital; (v) our continued ability to identify and source attractive and executable business combination opportunities; and (vi) our continued compliance with third party intellectual property rights. Management’s estimates, beliefs and assumptions are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and, as such, are subject to change. We can give no assurance that such estimates, beliefs and assumptions will prove to be correct.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iii) the risks associated with bringing new products and services to market; (iv) fluctuations in currency exchange rates; (v) delays in the purchasing decisions of the Company’s customers; (vi) the competition the Company faces in its industry and/or marketplace; (vii) the final determination of litigation, tax audits and other legal proceedings; (viii) potential exposure to greater than anticipated tax liabilities or expenses; (ix) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (x) the continuous commitment of the Company’s customers; (xi) demand for the Company’s products and services; (xii) increase in exposure to international business risks as we continue to increase our international operations; (xiii) inability to raise capital at all or on not unfavorable terms in the future; and (xiv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with our services and products; and (xiv) failure to attract and retain key personnel to develop and effectively manage our business.
For additional information with respect to risks and other factors which could occur, see the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q including Part I, Item 1A “Risk Factors” therein and in this Quarterly Report on Form 10-Q and other securities filings with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2014 compared with the three months ended September 30, 2013, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We are an independent company providing a comprehensive suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and aim to ensure that information remains secure and private, as demanded in today's highly regulated climate.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of September 30, 2014, employed approximately 8,000 people worldwide.
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
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $453.8 million, up 39.9% over the same period in the prior fiscal year.

•	License revenue was $58.6 million, up 6.0% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.53 compared to $0.26 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.97 compared to $0.69 in the same period of the prior fiscal year.

•	GAAP-based operating margin was 22.7% compared to 16.0% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 34.3% compared to 30.6% in the same period of the prior fiscal year.

•	Operating cash flow was $138.5 million, up 73.3% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $492.5 million as of September 30, 2014, compared to $427.9 million as of June 30, 2014.

See "Use of Non-GAAP Financial Measures" below for a reconciliation of non-GAAP-based measures to GAAP-based measures.
See "Acquisitions" below for the impact of acquisitions on the period-to-period comparability of results.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate various acquisition opportunities within the EIM market.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones such as GXS Group, Inc. (GXS), acquired in January 2014, affect the period-to-period comparability of our results. See note 18 “Acquisitions” to our Condensed Consolidated Financial Statements for more details.
Outlook for Fiscal 2015
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in ECM, BPM, CEM, and iX and expanding our position in Discovery. Customer support revenues are generally a recurring source of income for us and makes up a significant portion of our revenue mix. With the acquisition of GXS, our cloud services revenue has grown and we expect cloud services revenue to continue to be a recurring and growing stream of revenue in the future. We also believe that our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Capitalized software,

(iii)	Goodwill,

(iv)	Acquired intangibles,

(v)	Restructuring charges,

(vi)	Business combinations,

(vii)	Foreign currency, and

(viii)	Income taxes.
During the first quarter of Fiscal 2015, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Total Revenues by Product Type:
License	$58,615	$3,309	$55,306
Cloud services	150,006	108,359	41,647
Customer support	183,906	15,466	168,440
Professional service and other	61,260	2,193	59,067
Total revenues	453,787	129,327	324,460
Total Cost of Revenues	147,869	41,433	106,436
Total GAAP-based Gross Profit	305,918	87,894	218,024
Total GAAP-based Gross Margin %	67.4%		67.2%
Total GAAP-based Operating Expenses	202,892	36,911	165,981
Total GAAP-based Income from Operations	$103,026	$50,983	$52,043

% Revenues by Product Type:
License	12.9%		17.1%
Cloud services	33.1%		12.8%
Customer support	40.5%		51.9%
Professional service and other	13.5%		18.2%

Total Cost of Revenues by Product Type:
License	$3,088	$52	3,036
Cloud services	57,996	43,731	14,265
Customer support	23,218	1,048	22,170
Professional service and other	45,361	(74)	45,435
Amortization of acquired technology-based intangible assets	18,206	(3,324)	21,530
Total cost of revenues	$147,869	$41,433	$106,436

% GAAP-based Gross Margin by Product Type:
License	94.7%		94.5%
Cloud services	61.3%		65.7%
Customer support	87.4%		86.8%
Professional service and other	26.0%		23.1%

Total Revenues by Geography:
Americas (1)	$246,254	$70,877	$175,377
EMEA (2)	162,173	42,562	119,611
Asia Pacific (3)	45,360	15,888	29,472
Total revenues	$453,787	$129,327	$324,460

% Revenues by Geography:
Americas (1)	54.3%		54.0%
EMEA (2)	35.7%		36.9%
Asia Pacific (3)	10.0%		9.1%

	Three Months Ended September 30,
(In thousands)	2014	2013
GAAP-based gross margin	67.4%	67.2%
GAAP-based operating margin	22.7%	16.0%
GAAP-based EPS, diluted	$0.53	$0.26
Non-GAAP-based gross margin (4)	71.6%	73.9%
Non-GAAP-based operating margin (4)	34.3%	30.6%
Non-GAAP-based EPS, diluted (4)	$0.97	$0.69

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
License Revenues:
Americas	$22,897	$(6,018)	$28,915
EMEA	28,749	6,742	22,007
Asia Pacific	6,969	2,585	4,384
Total License Revenues	58,615	3,309	55,306
Cost of License Revenues	3,088	52	3,036
GAAP-based License Gross Profit	$55,527	$3,257	$52,270
GAAP-based License Gross Margin %	94.7%		94.5%

% License Revenues by Geography:
Americas	39.1%		52.3%
EMEA	49.0%		39.8%
Asia Pacific	11.9%		7.9%
License revenues increased by $3.3 million, which was geographically attributable to an increase in EMEA of $6.7 million, and an increase in Asia Pacific of $2.6 million, offset by a decrease in Americas of $6.0 million. The number of license deals greater than $1.0 million that closed during the first quarter of Fiscal 2015 as compared to the same period in the prior fiscal year was 3 deals in Fiscal 2015, inclusive of a settlement of patent infringement claims against Alfresco Software, Ltd., compared to 5 deals in Fiscal 2014.
Cost of license revenues were relatively stable, with gross margin percentage remaining at approximately 95%.
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

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Cloud Services:
Americas	$96,359	$68,530	$27,829
EMEA	35,192	29,072	6,120
Asia Pacific	18,455	10,757	7,698
Total Cloud Services Revenues	150,006	108,359	41,647
Cost of Cloud Services Revenues	57,996	43,731	14,265
GAAP-based Cloud Services Gross Profit	$92,010	$64,628	$27,382
GAAP-based Cloud Services Gross Margin %	61.3%		65.7%

% Cloud Services Revenues by Geography:
Americas	64.2%		66.8%
EMEA	23.5%		14.7%
Asia Pacific	12.3%		18.5%
Cloud services revenues increased by $108.4 million, primarily due to the acquisition of GXS. Geographically, this was attributable to an increase in Americas of $68.5 million, an increase in EMEA of $29.1 million, and an increase in Asia Pacific of $10.8 million.
Cost of cloud services revenues increased by $43.7 million primarily due to higher revenue attainment and the impact of certain adjustments made in the first quarter of Fiscal 2014 relating to the release of sales tax liabilities that did not reoccur in the first quarter of Fiscal 2015. As a result, the gross margin percentage on cloud services revenue decreased to approximately 61% from approximately 66%.
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

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Customer Support Revenues:
Americas	$97,356	$7,798	$89,558
EMEA	71,517	5,121	66,396
Asia Pacific	15,033	2,547	12,486
Total Customer Support Revenues	183,906	15,466	168,440
Cost of Customer Support Revenues	23,218	1,048	22,170
GAAP-based Customer Support Gross Profit	$160,688	$14,418	$146,270
GAAP-based Customer Support Gross Margin %	87.4%		86.8%

% Customer Support Revenues by Geography:
Americas	52.9%		53.2%
EMEA	38.9%		39.4%
Asia Pacific	8.2%		7.4%
Customer support revenues increased by $15.5 million, which was geographically attributable to an increase in Americas of $7.8 million, an increase in EMEA of $5.1 million, and an increase in Asia Pacific of $2.5 million.
Cost of customer support revenues were relatively stable, with gross margin percentage on customer support revenues remaining at approximately 87%.
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

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Professional Service and Other Revenues:
Americas	$29,642	$567	$29,075
EMEA	26,715	1,627	25,088
Asia Pacific	4,903	(1)	4,904
Total Professional Service and Other Revenues	61,260	2,193	59,067
Cost of Professional Service and Other Revenues	45,361	(74)	45,435
GAAP-based Professional Service and Other Gross Profit	$15,899	$2,267	$13,632
GAAP-based Professional Service and Other Gross Margin %	26.0%		23.1%

% Professional Service and Other Revenues by Geography:
Americas	48.4%		49.2%
EMEA	43.6%		42.5%
Asia Pacific	8.0%		8.3%
Professional service and other revenues increased by $2.2 million, which was geographically attributable to an increase in EMEA of $1.6 million and an increase in Americas of $0.6 million. Asia Pacific remained stable year over year.

Cost of professional service and other revenues remained stable. However, as a result of reduced headcount costs and other efficiencies gained from the realignment of our Professional Services business, the gross margin percentage on professional service and other revenues has increased to 26% from approximately 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Amortization of acquired technology-based intangible assets	$18,206	$(3,324)	$21,530
Amortization of acquired technology-based intangible assets decreased by $3.3 million as compared to the same period in the prior fiscal year. This is due to the intangible assets pertaining to our acquisitions of Vignette Corporation (Vignette), Hummingbird Corporation (Hummingbird), IXOS Software AG (IXOS), and Captaris Inc. becoming fully amortized, offset in part by the addition of new acquired technology-based intangible assets from our acquisition of GXS.
Operating Expenses

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Research and development	$44,742	$4,526	$40,216
Sales and marketing	80,099	10,686	69,413
General and administrative	35,756	6,870	28,886
Depreciation	12,242	5,784	6,458
Amortization of acquired customer-based intangible assets	25,884	8,607	17,277
Special charges	4,169	438	3,731
Total operating expenses	$202,892	$36,911	$165,981

% of Total Revenues:
Research and development	9.9%		12.4%
Sales and marketing	17.7%		21.4%
General and administrative	7.9%		8.9%
Depreciation	2.7%		2.0%
Amortization of acquired customer-based intangible assets	5.7%		5.3%
Special charges	0.9%		1.1%
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

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$4,456
Contract labour and consulting	(1,206)
Share based compensation	(164)
Travel and communication	(334)
Facilities	1,722
Other miscellaneous	52
Total year-over-year change in research and development expenses	$4,526

Research and development expenses increased by $4.5 million. Primarily as a result of our acquisition of GXS, our research and development labour resources increased by 379 employees, from 1,528 employees at September 30, 2013 to 1,907 employees at September 30, 2014. This increase in labour resources resulted in a $4.5 million increase in payroll and payroll-related benefits and a $1.7 million increase in the use of facility and related resources. This was partially offset by a $1.2 million decrease in contract labour and consulting, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have decreased to 10% from 12%.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$5,455
Commissions	2,667
Contract labour and consulting	142
Share based compensation	(283)
Travel and communication	39
Marketing expenses	1,077
Facilities	451
Other miscellaneous	1,138
Total year-over-year change in sales and marketing expenses	$10,686
Sales and marketing expenses increased by $10.7 million. This is due to a $5.5 million increase in payroll and payroll-related benefits, primarily attributed to our acquisition of GXS, and a $2.7 million increase in commission benefits resulting from the increase in total revenues. Our sales and marketing labour resources increased by 205 employees, from 1,181 employees at September 30, 2013 to 1,386 employees at September 30, 2014. In addition, marketing expenses increased by $1.1 million, primarily on account of a global "sales kick off" event held at the beginning of Fiscal 2015. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased to 18% from 21%.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$3,981
Contract labour and consulting	191
Share based compensation	(60)
Travel and communication	989
Facilities	(1,795)
Other miscellaneous	3,564
Total year-over-year change in general and administrative expenses	$6,870
General and administrative expenses increased by $6.9 million. Payroll and payroll-related benefits increased by $4.0 million, primarily as a result of the acquisition of GXS. Our general and administrative labour resources increased by 205 employees, from 757 employees at September 30, 2013 to 962 employees at September 30, 2014. Additionally, other miscellaneous expenses increased by $3.6 million, which includes professional fees such as legal, audit, and tax related expenses. Legal fees have increased primarily on account of litigation that we are pursuing with respect to amounts potentially recoverable by us. Audit and tax fees have increased due to our increased acquisition-related activities. As a result, general and administrative expenses, as a percentage of total revenue, have increased to 9% from 8% in the same period in the prior fiscal year.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Depreciation	$12,242	$5,784	$6,458
Depreciation expenses increased by $5.8 million. This is primarily due to an increase in capital expenditures and the acquisition of GXS.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Amortization of acquired customer-based intangible assets	$25,884	$8,607	$17,277
Acquired customer-based intangible assets amortization expense increased by $8.6 million. This is primarily due to the acquisition of GXS during the third quarter of Fiscal 2014, offset by the intangible assets pertaining to our acquisitions of Hummingbird, IXOS, and Vignette becoming fully amortized.
Special charges:
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, acquisition-related costs and other similar charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Special charges	$4,169	$438	$3,731
Special charges increased by $0.4 million. This was due to a $3.2 million increase in other miscellaneous charges, offset by a $1.9 million decrease on account of restructuring activities and a $0.9 million decrease in acquisition-related costs.
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

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Other income (expense), net	$(9,873)	$(11,799)	$1,926

Net Interest and other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Interest and other related expense, net	$11,099	$6,714	$4,385
Net interest and other related expense increased by $6.7 million as a result of additional interest expense incurred relating to our Term Loan B.
For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We initiated an internal reorganization of our international subsidiaries in our fiscal year which began on July 1, 2009 and ended June 30, 2010 and we continue to integrate acquisitions into this new organizational structure, where appropriate, for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in Luxembourg.

	Three Months Ended September 30,
(In thousands)	2014	Change increase (decrease)	2013
Provision for income taxes	$17,402	$(1,552)	$18,954
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 21.2% for the three months ended September 30, 2014 from 38.2% for the three months ended September 30, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $2.0 million, and a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $1.2 million. The remainder of the differences are due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (Non-GAAP).These Non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar Non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these Non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its Condensed Consolidated Financial Statements, all of which should be considered when evaluating the Company's results.
The Company uses these Non-GAAP financial measures to supplement the information provided in its Condensed Consolidated Financial Statements, which are presented in accordance with U.S. GAAP. The presentation of Non-GAAP financial measures are not meant to be a substitute for financial measures presented in accordance with U.S. GAAP, but rather should be evaluated in conjunction with and as a supplement to such U.S. GAAP measures. OpenText strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure. The Company therefore believes that despite these limitations, it is appropriate to supplement the disclosure of the U.S. GAAP measures with certain Non-GAAP measures defined below.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2014
(in thousands except for per share data)

	Three Months Ended September 30, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$57,996		$(213)	(1)	$57,783
Customer support	23,218		(174)	(1)	23,044
Professional service and other	45,361		(263)	(1)	45,098
Amortization of acquired technology-based intangible assets	18,206		(18,206)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	305,918	67.4%	18,856	(3)	324,774	71.6%
Operating expenses
Research and development	44,742		(563)	(1)	44,179
Sales and marketing	80,099		(2,074)	(1)	78,025
General and administrative	35,756		(1,162)	(1)	34,594
Amortization of acquired customer-based intangible assets	25,884		(25,884)	(2)	—
Special charges	4,169		(4,169)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	103,026	22.7%	52,708	(5)	155,734	34.3%
Other income (expense), net	(9,873)		9,873	(6)	—
Provision for (recovery of) income taxes	17,402		8,606	(7)	26,008
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	64,626		53,975	(8)	118,601
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.53		$0.44	(8)	$0.97

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$118,601	$0.97
Less:
Amortization	44,090	0.36
Share-based compensation	4,449	0.04
Special charges	4,169	0.03
Other (income) expense, net	9,873	0.08
GAAP-based provision for (recovery of) income taxes	17,402	0.14
Non-GAAP based provision for income taxes	(26,008)	(0.21)
GAAP-based net income, attributable to OpenText	$64,626	$0.53

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2013
(in thousands except for per share data)

	Three Months Ended September 30, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$14,265		$(38)	(1)	$14,227
Customer support	22,170		(97)	(1)	22,073
Professional service and other	45,435		(170)	(1)	45,265
Amortization of acquired technology-based intangible assets	21,530		(21,530)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	218,024	67.2%	21,835	(3)	239,859	73.9%
Operating expenses
Research and development	40,216		(728)	(1)	39,488
Sales and marketing	69,413		(2,353)	(1)	67,060
General and administrative	28,886		(1,226)	(1)	27,660
Amortization of acquired customer-based intangible assets	17,277		(17,277)	(2)	—
Special charges	3,731		(3,731)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	52,043	16.0%	47,150	(5)	99,193	30.6%
Other income (expense), net	1,926		(1,926)	(6)	—
Provision for (recovery of) income taxes	18,954		(5,681)	(7)	13,273
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	30,630		50,905	(8)	81,535
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.26		$0.43	(8)	$0.69

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$81,535	$0.69
Less:
Amortization	38,807	0.33
Share-based compensation	4,612	0.04
Special charges	3,731	0.03
Other (income) expense, net	(1,926)	(0.02)
GAAP-based provision for (recovery of) income taxes	18,954	0.16
Non-GAAP based provision for income taxes	(13,273)	(0.11)
GAAP-based net income, attributable to OpenText	$30,630	$0.26

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2014	Change increase (decrease)	As of June 30, 2014
Cash and cash equivalents	$492,486	$64,596	$427,890

	Three Months Ended September 30,
(In thousands)	2014	Change	2013
Cash provided by operating activities	$138,531	$58,607	$79,924
Cash used in investing activities	$(37,831)	$2,794	$(40,625)
Cash used in financing activities	$(27,151)	$(3,658)	$(23,493)
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
Cash flows provided by operating activities
Cash flows from operating activities increased by $58.6 million due to an increase in net income before the impact of non-cash items of $46.1 million and an increase in changes from working capital of $12.5 million.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $2.8 million. This is primarily due to the impact of the purchase consideration for our acquisition of Cordys Holding B.V. in the first quarter of Fiscal 2014, offset by incremental additions to property and equipment of $21.9 million, and a $5.9 million increase in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $3.7 million. This is primarily due to a $5.7 million increase in principal payments on our credit facilities, and an increase in dividend payments made to our shareholders of $3.3 million, offset by a $5.3 million increase in cash collected from the issuance of Common Shares.

Cash Dividends
In the first quarter of Fiscal 2015, we declared and paid cash dividends of $0.1725 per Common Share that totaled $21.0 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Term Loan A and Revolver
As of September 30, 2014, one of our credit facilities consists of a $600 million term loan facility (Term Loan A) and a $100 million committed revolving credit facility (the Revolver). Borrowings under Term Loan A are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011 and amended certain of its terms on December 16, 2013.
Term Loan A has a five year term and repayments made under Term Loan A are equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bears interest at a floating rate of LIBOR plus a fixed amount, depending on the Company's consolidated leverage ratio. As of September 30, 2014, this fixed amount was 2.50%, and the combined interest rate was 2.7%.
The Revolver has a five year term with no fixed repayment date prior to the end of the term. As of September 30, 2014, we have not drawn any amounts on the Revolver.
Under Term Loan A we must maintain a “consolidated leverage” ratio of no more than 3:1 at the end of each financial quarter. Consolidated leverage ratio is defined for this purpose as the proportion of our total debt, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2014, our consolidated leverage ratio was 2.15:1.
We must also maintain a “consolidated interest coverage” ratio of 3:1 or more at the end of each financial quarter. Consolidated interest coverage ratio is defined for this purpose as our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges, over our consolidated interest expense. As of September 30, 2014, our consolidated interest coverage ratio was 14:1.
We utilize our long-term credit facilities primarily for acquisition activities. Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2014, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2014, our consolidated net leverage ratio was 1.33:1.
For further details relating to Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We entered into this mortgage in December 2005. As of September 30, 2014, the carrying value of the mortgage was $9.1 million. As of September 30, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.6 million.
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
Pensions
As of September 30, 2014, our total unfunded pension plan obligations were $63.2 million, of which $1.5 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (nine months ended June 30)	$446	$657	$9
2016	657	913	24
2017	729	984	35
2018	779	1,063	46
2019	871	1,108	94
2020 to 2024	5,869	6,038	1,107
Total	$9,351	$10,763	$1,315
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.

Commitments and Contractual Obligations
As of September 30, 2014, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	October 1, 2014— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations	$1,492,579	$70,162	$561,703	$66,417	$794,297
Operating lease obligations*	202,686	37,429	69,962	47,213	48,082
Purchase obligations	23,265	8,585	14,187	493	—
	$1,718,530	$116,176	$645,852	$114,123	$842,379

*Net of $3.7 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of September 30, 2014. We currently have in place a bank guarantee in the amount of $3.7 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $10.2 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
The United States Internal Revenue Service (IRS) is examining certain of our tax returns for Fiscal 2010 through Fiscal 2012, and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. These examinations may lead to proposed adjustments to our taxes, which may be material, individually or in the aggregate. As of the date of this Quarterly Report on Form 10-Q, no adjustments have been proposed by the IRS, and we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
Please also see "Risk Factors" in our Annual Report on Form 10-K to our fiscal year ended June 30, 2014.
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
As of September 30, 2014, we had an outstanding balance of $502.5 million on Term Loan A. Term Loan A bears a floating interest rate of LIBOR plus a fixed amount, depending on our consolidated leverage ratio. As of September 30, 2014, this fixed amount was 2.5%. An adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan A by approximately $5.0 million, assuming that the loan balance as of September 30, 2014 is outstanding for the entire period.
As of September 30, 2014, we had an outstanding balance of $794.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2014, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.9 million, assuming that the loan balance as of September 30, 2014 is outstanding for the entire period.
At June 30, 2014, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan A and Term Loan B by approximately $5.1 million and $7.96 million, respectively, assuming that the loan balances were outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at September 30, 2014, a one cent change in the Canadian dollar to U.S. dollar exchange rates would have caused a change of approximately $0.7 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2014 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2014	U.S. Dollar Equivalent at June 30, 2014
	2014	2013
Euro	$73,531	$85,729
British Pound	16,857	24,552
Canadian Dollar	11,458	6,182
Swiss Franc	7,093	11,735
Other foreign currencies	45,176	60,791
Total cash and cash equivalents denominated in foreign currencies	154,115	188,989
U.S. dollar	338,371	238,901
Total cash and cash equivalents	$492,486	$427,890
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $15.4 million (June 30, 2014—$18.9 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating result, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 6.    Exhibits and Financial Statements Schedules

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
12.1	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: October 22, 2014

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Chief Financial Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)