Form 10-Q
period 2014-12-31
OPEN TEXT CORP
filed 2015-01-27
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 26, 2015, there were 122,108,151 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$542,810	$427,890
Accounts receivable trade, net of allowance for doubtful accounts of $6,211 as of December 31, 2014 and $4,727 as of June 30, 2014 (note 3)	258,230	292,929
Income taxes recoverable (note 14)	16,374	24,648
Prepaid expenses and other current assets	52,533	42,053
Deferred tax assets (note 14)	31,375	28,215
Total current assets	901,322	815,735
Property and equipment (note 4)	153,841	142,261
Goodwill (note 5)	1,940,304	1,963,557
Acquired intangible assets (note 6)	637,660	725,318
Deferred tax assets (note 14)	152,030	156,712
Other assets (note 7)	57,823	52,041
Deferred charges (note 8)	44,820	52,376
Long-term income taxes recoverable (note 14)	8,517	10,638
Total assets	$3,896,317	$3,918,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$193,510	$231,954
Current portion of long-term debt (note 10)	65,289	62,582
Deferred revenues	292,162	332,664
Income taxes payable (note 14)	11,729	31,630
Deferred tax liabilities (note 14)	834	1,053
Total current liabilities	563,524	659,883
Long-term liabilities:
Accrued liabilities (note 9)	33,098	41,999
Deferred credits (note 8)	15,236	17,529
Pension liability (note 11)	65,346	60,300
Long-term debt (note 10)	1,226,500	1,256,750
Deferred revenues	18,022	17,248
Long-term income taxes payable (note 14)	161,036	162,131
Deferred tax liabilities (note 14)	54,177	60,631
Total long-term liabilities	1,573,415	1,616,588
Shareholders’ equity:
Share capital (note 12)
122,078,994 and 121,758,432 Common Shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively; Authorized Common Shares: unlimited	801,810	792,834
Additional paid-in capital	114,951	112,398
Accumulated other comprehensive income	39,632	39,449
Retained earnings	813,131	716,317
Treasury stock, at cost (407,725 shares at December 31, 2014 and 763,278 at June 30, 2014, respectively)	(10,680)	(19,132)
Total OpenText shareholders' equity	1,758,844	1,641,866
Non-controlling interests	534	301
Total shareholders’ equity	1,759,378	1,642,167
Total liabilities and shareholders’ equity	$3,896,317	$3,918,638
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues:
License	$75,824	$81,164	$134,439	$136,470
Cloud services	151,269	42,131	301,275	83,778
Customer support	179,466	174,425	363,372	342,865
Professional service and other	61,286	65,787	122,546	124,854
Total revenues	467,845	363,507	921,632	687,967
Cost of revenues:
License	3,412	3,304	6,500	6,340
Cloud services	56,974	15,963	114,970	30,228
Customer support	23,942	24,409	47,160	46,579
Professional service and other	46,641	51,245	92,002	96,680
Amortization of acquired technology-based intangible assets (note 6)	18,206	13,035	36,412	34,565
Total cost of revenues	149,175	107,956	297,044	214,392
Gross profit	318,670	255,551	624,588	473,575
Operating expenses:
Research and development	46,170	41,917	90,912	82,133
Sales and marketing	90,010	81,290	170,109	150,703
General and administrative	39,849	32,815	75,605	61,701
Depreciation	12,465	6,898	24,707	13,356
Amortization of acquired customer-based intangible assets (note 6)	25,364	12,432	51,248	29,709
Special charges (recoveries) (note 17)	(5,759)	6,268	(1,590)	9,999
Total operating expenses	208,099	181,620	410,991	347,601
Income from operations	110,571	73,931	213,597	125,974
Other income (expense), net	(9,314)	(740)	(19,187)	1,186
Interest and other related expense, net	(8,455)	(3,040)	(19,554)	(7,425)
Income before income taxes	92,802	70,151	174,856	119,735
Provision for income taxes (note 14)	18,308	16,651	35,710	35,605
Net income for the period	$74,494	$53,500	$139,146	$84,130
Net (income) loss attributable to non-controlling interests	(207)	—	(233)	—
Net income attributable to OpenText	$74,287	$53,500	$138,913	$84,130
Earnings per share—basic attributable to OpenText (note 20)	$0.61	$0.45	$1.14	$0.71
Earnings per share—diluted attributable to OpenText (note 20)	$0.60	$0.45	$1.13	$0.71
Weighted average number of Common Shares outstanding—basic	122,051	118,272	121,984	118,200
Weighted average number of Common Shares outstanding—diluted	122,985	119,186	122,934	118,950
Dividends declared per Common Share	$0.1725	$0.1500	$0.3450	$0.3000
As a result of the two-for-one stock-split, effected February 18, 2014 by way of a stock dividend, all historical per share data and number of Common Shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post stock-split basis.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income for the period	$74,494	$53,500	$139,146	$84,130
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	5,241	113	8,346	354
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)	(1,316)	(1,433)	(4,216)	87
Loss reclassified into net income	944	589	997	1,173
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)	(3,937)	944	(7,055)	1,027
Amortization of actuarial loss into net income	84	73	205	146
Unrealized gain on marketable securities	2,400	—	1,906	—
Total other comprehensive income (loss), net, for the period	3,416	286	183	2,787
Total comprehensive income	77,910	53,786	139,329	86,917
Comprehensive income attributable to non-controlling interests	(207)	—	(233)	—
Total comprehensive income attributable to OpenText	$77,703	$53,786	$139,096	$86,917

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income for the period	$139,146	$84,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	112,367	77,630
Share-based compensation expense	9,378	11,289
Excess tax benefits on share-based compensation expense	(1,627)	(1,081)
Pension expense	2,422	790
Amortization of debt issuance costs	2,275	1,044
Amortization of deferred charges and credits	5,263	5,934
Loss on sale and write down of property and equipment	—	15
Deferred taxes	1,219	(3,198)
Changes in operating assets and liabilities:
Accounts receivable	40,249	9,176
Prepaid expenses and other current assets	(697)	(4,161)
Income taxes	11,599	2,409
Deferred charges and credits	—	8,488
Accounts payable and accrued liabilities	(37,326)	(10,846)
Deferred revenue	(32,745)	(40,134)
Other assets	(3,420)	(686)
Net cash provided by operating activities	248,103	140,799
Cash flows from investing activities:
Additions of property and equipment	(48,261)	(20,228)
Purchase of patents	—	(192)
Purchase of Cordys Holding B.V., net of cash acquired	—	(30,588)
Purchase of a division of Spicer Corporation	(222)	—
Purchase consideration for prior period acquisitions	(443)	(443)
Other investing activities	(8,433)	(974)
Net cash used in investing activities	(57,359)	(52,425)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,627	1,081
Proceeds from issuance of Common Shares	9,138	5,429
Repayment of long-term debt	(26,830)	(19,087)
Debt issuance costs	(1,403)	(273)
Payments of dividends to shareholders	(42,099)	(35,468)
Net cash used in financing activities	(59,567)	(48,318)
Foreign exchange gain (loss) on cash held in foreign currencies	(16,257)	4,853
Increase in cash and cash equivalents during the period	114,920	44,909
Cash and cash equivalents at beginning of the period	427,890	470,445
Cash and cash equivalents at end of the period	$542,810	$515,354
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2014
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned and majority-owned subsidiaries, collectively referred to as "OpenText" or the "Company". Our majority owned subsidiaries include Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2014, were 90%, 85% and 81% owned, respectively, by OpenText.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) asset retirement obligations, (x) the realization of investment tax credits, (xi) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plan, (xii) the valuation of financial instruments, (xiii) the valuation of pension assets and obligations, and (xiv) accounting for income taxes.
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

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in Accounting Standard Codification (ASC) Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for us in the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2014	$4,727
Bad debt expense	2,740
Write-off /adjustments	(1,256)
Balance as of December 31, 2014	$6,211
Included in accounts receivable are unbilled receivables in the amount of $23.2 million as of December 31, 2014 (June 30, 2014—$41.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,592	$(10,103)	$6,489
Office equipment	1,586	(846)	740
Computer hardware	105,297	(63,501)	41,796
Computer software	30,798	(14,251)	16,547
Capitalized software development costs	30,858	(3,959)	26,899
Leasehold improvements	47,362	(26,927)	20,435
Land and buildings	47,469	(6,534)	40,935
Total	$279,962	$(126,121)	$153,841

	As of June 30, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,089	$(8,856)	$7,233
Office equipment	1,573	(869)	704
Computer hardware	90,469	(55,433)	35,036
Computer software	28,556	(10,656)	17,900
Capitalized software development costs	19,965	(1,542)	18,423
Leasehold improvements	45,934	(24,251)	21,683
Land and buildings	47,149	(5,867)	41,282
Total	$249,735	$(107,474)	$142,261

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2014:

Balance as of June 30, 2014	$1,963,557
Acquisition of GXS Group, Inc. (note 18)	(23,475)
Adjustments relating to prior acquisitions	$222
Balance as of December 31, 2014	$1,940,304

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$696,014	$(506,262)	$189,752
Customer Assets	858,360	(410,452)	447,908
Total	$1,554,374	$(916,714)	$637,660

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(473,043)	$226,163
Customer Assets	874,257	(375,102)	499,155
Total	$1,573,463	$(848,145)	$725,318

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2015 (six months ended June 30)	$86,691
2016	149,415
2017	132,222
2018	119,535
2019 and beyond	149,797
Total	$637,660

NOTE 7—OTHER ASSETS

	As of December 31, 2014	As of June 30, 2014
Debt issuance costs	$18,962	$19,834
Deposits and restricted cash	12,335	14,251
Deferred implementation costs	7,902	5,409
Cost basis investments	9,261	7,276
Long-term prepaid expenses and other long-term assets	9,363	5,271
Total	$57,823	$52,041

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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2014	As of June 30, 2014
Accounts payable—trade	$13,880	$16,025
Accrued salaries and commissions	57,801	80,991
Accrued liabilities	110,089	121,558
Amounts payable in respect of restructuring and other Special charges (note 17)	9,844	11,694
Asset retirement obligations	1,896	1,686
Total	$193,510	$231,954
Long-term accrued liabilities

	As of December 31, 2014	As of June 30, 2014
Amounts payable in respect of restructuring and other Special charges (note 17)	$2,006	$4,531
Other accrued liabilities*	24,234	29,331
Asset retirement obligations	6,858	8,137
Total	$33,098	$41,999
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of December 31, 2014, the present value of this obligation was $8.8 million (June 30, 2014—$9.8 million), with an undiscounted value of $9.3 million (June 30, 2014—$10.4 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2014	As of June 30, 2014
Total debt
Term Loan A	$491,250	$513,750
Term Loan B	792,000	796,000
Mortgage	8,539	9,582
	1,291,789	1,319,332
Less:
Current portion of long-term debt
Term Loan A	48,750	45,000
Term Loan B	8,000	8,000
Mortgage	8,539	9,582
	65,289	62,582
Non-current portion of long-term debt	$1,226,500	$1,256,750
Term Loan A and Revolver
As of December 31, 2014, one of our credit facilities consisted of a $600 million term loan facility (Term Loan A) and a $300 million committed revolving credit facility (the Revolver), together defined as the "2011 Credit Agreement". We entered into a second amendment to the 2011 Credit Agreement (the Second Amendment) on December 22, 2014 whereby the 2011 Credit Agreement was amended to, among other things, (i) increase the total commitments under the Revolver to $300 million from $100 million, (ii) reduce the interest rate margin for the Revolver, (iii) extend the maturity date of the Revolver to December 22, 2019, (iv) make certain technical and other amendments to the 2011 Credit Agreement and (v) provide for the further amendment and restatement of the 2011 Credit Agreement in the event of certain circumstances and the satisfaction of certain conditions precedent (which were satisfied upon the repayment of Term Loan A).
Borrowings under Term Loan A and the Revolver are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
Term Loan A had a five year term and repayments made under Term Loan A were equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bore interest at a floating rate of LIBOR plus a fixed amount, depending on our consolidated leverage ratio. As of December 31, 2014, this fixed amount was 2.5%.
For the three and six months ended December 31, 2014, we recorded interest expense of $3.4 million and $7.1 million, respectively, relating to Term Loan A (three and six months ended December 31, 2013—$3.4 million and $6.9 million, respectively).
The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of December 31, 2014, we have not drawn any amounts on the Revolver.
On January 15, 2015, we used a portion of the net proceeds of the offering of our 5.625% Senior Notes due 2023 (the notes), as described below, to repay in full the outstanding Term Loan A.
For further details on recent developments related to the 2011 Credit Agreement, see note 22 "Subsequent Events - Senior Unsecured Fixed Rate Notes and Repayment of Term Loan A" and "Second Amendment to 2011 Credit Agreement".
Term Loan B
In connection with the acquisition of GXS Group, Inc. (GXS), on January 16, 2014, we entered into a second credit facility, which provides for a $800 million term loan facility (Term Loan B).
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan A (prior to the repayment of Term Loan A) and the Revolver. We entered into Term Loan B and borrowed the full amount on January 16, 2014.

Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
For the three and six months ended December 31, 2014, we recorded interest expense of $6.6 million and $13.2 million, respectively, relating to Term Loan B.
Mortgage
We currently have an "open" mortgage with a Canadian bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of approximately Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We first entered into this mortgage in December 2005.
As of December 31, 2014, the carrying value of the mortgage was approximately $8.5 million (June 30, 2014—$9.6 million).
As of December 31, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.5 million (June 30, 2014—$15.6 million).
For the three and six months ended December 31, 2014, we recorded interest expense of approximately $0.1 million and $0.2 million, respectively, relating to the mortgage (three and six months ended December 31, 2013—$0.1 million and $0.2 million, respectively).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$31,119	$585	$30,534
GXS Germany defined benefit plan	26,445	846	25,599
GXS Philippines defined benefit plan	6,502	18	6,484
Other plans	2,834	105	2,729
Total	$66,900	$1,554	$65,346

	As of June 30, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,344	$634	$28,710
GXS Germany defined benefit plan	24,182	917	23,265
GXS Philippines defined benefit plan	5,276	—	5,276
Other plans	3,148	99	3,049
Total	$61,950	$1,650	$60,300

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2014, there is approximately $0.2 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
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
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which had a fair value of approximately $36.0 thousand as of December 31, 2014, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. All information presented below for the GXS PHP plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed by us with the acquisition of GXS.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2014				As of June 30, 2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER		GXS PHP		Total
Benefit obligation—beginning of period	$29,344	$24,182	$5,276	$58,802	$23,871	$23,637	*	$5,182	*	$52,690
Service cost	240	157	697	1,094	458	173		724		1,355
Interest cost	390	372	135	897	877	408		125		1,410
Benefits paid	(272)	(421)	(23)	(716)	(522)	(461)		(66)		(1,049)
Actuarial (gain) loss	4,535	4,716	525	9,776	3,595	452		(818)		3,229
Foreign exchange (gain) loss	(3,118)	(2,561)	(108)	(5,787)	1,065	(27)		129		1,167
Benefit obligation—end of period	31,119	26,445	6,502	64,066	29,344	24,182		5,276		58,802
Less: Current portion	(585)	(846)	(18)	(1,449)	(634)	(917)		—		(1,551)
Non-current portion of benefit obligation	$30,534	$25,599	$6,484	$62,617	$28,710	$23,265		$5,276		$57,251
* Beginning benefit obligation as of January 16, 2014.

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2014				2013
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$118	$77	$357	$552	$115	$—	$—	$115
Interest cost	191	182	68	441	219	—	—	219
Amortization of actuarial gains and losses	105	—	—	105	69	—	—	69
Net pension expense	$414	$259	$425	$1,098	$403	$—	$—	$403

	Six Months Ended December 31,
	2014				2013
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$240	$157	$697	$1,094	$228	$—	$—	$228
Interest cost	390	372	135	897	436	—	—	436
Amortization of actuarial gains and losses	214	—	—	214	138	—	—	138
Net pension expense	$844	$529	$832	$2,205	$802	$—	$—	$802

In determining the fair value of the pension plan benefit obligations as of December 31, 2014 and June 30, 2014, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2014			As of June 30, 2014
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.00%	7.00%	2.50%	2.00%	7.00%
Pension increases	2.00%	2.00%	6.00%	2.00%	2.00%	6.00%
Discount rate	2.00%	2.15%	4.50%	2.90%	3.00%	5.15%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (six months ended June 30)	$292	$424	$9
2016	630	876	25
2017	695	945	35
2018	747	1,021	46
2019	820	1,063	83
2020 to 2024	5,874	6,415	1,152
Total	$9,058	$10,744	$1,350
Other Plans
Other plans include defined benefit pension plans that are offered by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. These other plans are primarily unfunded, with the aggregate projected benefit obligation included in our pension liability. The net periodic cost of these plans are determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs.
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
Cash Dividends
For the three and six months ended December 31, 2014, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1725 and $0.3450, respectively, per Common Share, in the amount of $21.1 million and $42.1 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2013, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.15 and $0.30, respectively, per Common Share, in the amount of $17.7 million and $35.5 million, respectively, which we paid during the same period.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and six months ended December 31, 2014 and 2013, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
Reissuance
During the three and six months ended December 31, 2014, we reissued 355,553 Common Shares from treasury stock (three and six months ended December 31, 2013—388,342 Common Shares). For more details on this, see "Long Term Incentive Plans" below.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock options	$2,845	$1,653	$5,414	$3,010
Performance Share Units (issued under LTIP)	554	876	1,145	3,044
Restricted Share Units (issued under LTIP)	1,361	515	2,104	1,119
Restricted Share Units (fully vested)	—	3,300	—	3,300
Restricted Share Units (other)	169	126	244	342
Deferred Share Units (directors)	—	207	471	474
Total share-based compensation expense	$4,929	$6,677	$9,378	$11,289
Summary of Outstanding Stock Options
As of December 31, 2014, options to purchase an aggregate of 4,178,091 Common Shares were outstanding and 3,402,267 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. The exercise price of the options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for six months ended December 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2014	4,273,226	$36.35
Granted	600,910	55.00
Exercised	(291,278)	26.24
Forfeited or expired	(404,767)	38.44
Outstanding at December 31, 2014	4,178,091	$39.53	5.13	$78,254
Exercisable at December 31, 2014	852,684	$25.02	3.21	$28,342

We estimate the fair value of stock options using the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, "Compensation—Stock Compensation" (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted–average fair value of options granted	$12.94	$10.03	$13.84	$9.08
Weighted-average assumptions used:
Expected volatility	32%	32%	32%	32%
Risk–free interest rate	1.34%	1.15%	1.45%	1.17%
Expected dividend yield	1.27%	1.40%	1.19%	1.60%
Expected life (in years)	4.33	4.36	4.33	4.36
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$52.42	$41.61	$55.00	$38.09
As of December 31, 2014, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $32.3 million, which will be recognized over a weighted-average period of approximately 3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2014, cash in the amount of $1.3 million and $7.6 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2014 from the exercise of options eligible for a tax deduction was $0.3 million and $0.8 million, respectively.
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
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to grants were based solely on market conditions. We met these performance conditions and settled Fiscal 2014 LTIP by issuing 355,553 Common Shares from our treasury stock, with a cost of approximately $8.5 million.
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
Expected and actual stock compensation expense for each of the above mentioned LTIP plans is as follows:

					Three Months Ended December 31,		Six Months Ended December 31,
Grants Made Under LTIP	Equity Instrument	Grant Date	End Date	Expected Total LTIP Expense	2014	2013	2014	2013
Fiscal 2013 LTIP	PSU	10/29/2010	9/15/2013	6,489	—	—	—	215
Fiscal 2014 LTIP	PSU	2/3/2012	9/15/2014	7,838	—	591	420	1,961
Fiscal 2015 LTIP	PSU	12/3/2012	9/15/2015	2,289	168	169	167	752
Fiscal 2015 LTIP	RSU	11/2/2012	9/15/2015	3,772	320	245	531	849
Fiscal 2016 LTIP	PSU	11/1/2013	9/15/2016	1,487	83	116	168	116
Fiscal 2016 LTIP	RSU	11/1/2013	9/15/2016	4,056	327	270	656	270
Fiscal 2016 LTIP	RSU (fully vested)	11/18/2013	11/18/2013	—	—	3,300	—	3,300
Fiscal 2017 LTIP	PSU	9/4/2014	9/15/2017	3,816	303	—	390	—
Fiscal 2017 LTIP	RSU	9/4/2014	9/15/2017	8,592	714	—	917	—
				$38,339	$1,915	$4,691	$3,249	$7,463
Of the total expected LTIP expense of $38.3 million noted in the table above, $22.6 million has been recognized to date and the remaining expected total compensation cost of $15.7 million is expected to be recognized over a weighted average period of 2.1 years.
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2014, we granted 2,500 and 15,000 RSUs, respectively, to certain employees in accordance with their employment agreements. The RSUs will vest equally over three years. We expect to settle the awards in stock.
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2014, we granted nil and 398 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2013—28,476 and 28,962, respectively, on a post stock-split basis). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
During the three and six months ended December 31, 2014, cash in the amount of approximately $0.7 million and $1.5 million was received from employees that will be used to purchase Common Shares in future periods (three and six months ended December 31, 2013—$0.6 million and $1.3 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2015— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations*	$1,467,407	$46,340	$560,353	$66,417	$794,297
Operating lease obligations**	185,639	23,925	68,741	46,785	46,188
Purchase obligations	21,360	6,391	14,325	644	—
	$1,674,406	$76,656	$643,419	$113,846	$840,485

*See note 22 “Subsequent Events - Senior Unsecured Fixed Rate Notes and Repayment of Term Loan A” and “Second Amended and Restated Credit Agreement”.
**Net of $3.6 million of sublease income to be received from properties which we have subleased to third parties.
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
See note 22 “Subsequent Events - Senior Unsecured Fixed Rate Notes and Repayment of Term Loan A” and “Second Amended and Restated Credit Agreement”.
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
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidaries are currently being assessed by the New York State Department of Taxation and Finance for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. As of December 31, 2014 we have accrued approximately $6.3 million based on our revised estimate of the liability.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.5 million as of December 31, 2014. We currently have in place a bank guarantee in the amount of $3.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $7.5 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three and six months ended December 31, 2014 and 2013, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest expense	1,507	1,904	$3,511	$4,232
Penalties expense (recoveries)	(343)	(78)	(295)	160
Total	$1,164	$1,826	$3,216	$4,392
As of December 31, 2014 and June 30, 2014, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2014	As of June 30, 2014
Interest expense accrued *	$29,048	$26,235
Penalties accrued *	$6,856	$7,858

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2014, could decrease tax expense in the next 12 months by $25.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years that remain open to tax audits by local taxing authorities vary by jurisdiction up to ten years.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Spain, Germany, India, Japan and the Netherlands. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at December 31, 2014, we have provided $8.5 million (June 30, 2014—$7.6 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 19.7% for the three months ended December 31, 2014, from 23.7% for the three months ended December 31, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $0.8 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $0.6 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $2.1 million. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 20.4% for the six months ended December 31, 2014, from 29.7% for the six months ended December 31, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $2.8 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $1.8 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $2.4 million. The remainder of the differences are due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2014 and June 30, 2014:

	December 31, 2014				June 30, 2014
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Marketable securities*	$9,539	$9,539	n/a	n/a	$—	$—	n/a	n/a
Derivative financial instrument asset (note 16)	$—	n/a	—	n/a	$756	n/a	$756	n/a
	$9,539	$9,539	—	n/a	$756	$—	$756	n/a

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(3,624)	n/a	$(3,624)	n/a	$—	n/a	$—	n/a
	$(3,624)	n/a	$(3,624)	n/a	$—	n/a	$—	n/a
*Marketable securities relate to our investment in Actuate Corporation, a company we acquired on January 16, 2015. For more details relating to this acquisition see note 22 "Subsequent Events - Acquisition of Actuate Corporation".
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2014 and 2013, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2014 and 2013, we did not have any transfers in or out of Level 1, Level 2 or Level 3.
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

We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2014, is recorded within “Accounts payable and accrued liabilities”.
As of December 31, 2014, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $49.8 million (June 30, 2014—$99.6 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of December 31, 2014	As of June 30, 2014
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other assets (Accounts payable and accrued liabilities)	$(3,624)	$756

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014		Three Months Ended December 31, 2014	Six Months Ended December 31, 2014		Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Foreign currency forward contracts	$(1,791)	$(5,737)	Operating expenses	$(1,285)	$(1,357)	N/A	—	—

Three and Six Months Ended December 31, 2013
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013		Three Months Ended December 31, 2013	Six Months Ended December 31, 2013		Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Foreign currency forward contracts	$(1,950)	$118	Operating expenses	$(801)	$(1,595)	N/A	—	—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other similar charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
OpenText/GXS Restructuring Plan	$1,386	$—	$4,192	$—
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(412)	1,821	(325)	6,617
Acquisition-related costs	2,342	4,434	2,778	5,738
Other charges (recoveries)	(9,075)	13	(8,235)	(2,356)
Total	$(5,759)	$6,268	$(1,590)	$9,999
OpenText/GXS Restructuring Plan
In the third quarter of Fiscal 2014 and in the context of the acquisition of GXS, we began to implement restructuring activities to streamline our operations (OpenText/GXS Restructuring Plan). These charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of December 31, 2014, we expect total costs to be incurred in conjunction with the OpenText/GXS Restructuring Plan to be approximately $30.0 million, of which $23.5 million has already been recorded within Special charges to date. We expect the OpenText/GXS Restructuring Plan to be substantially completed by the end of our current fiscal year.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2014 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2014	$5,051	$6,028	$11,079
Accruals and adjustments	4,781	(589)	4,192
Cash payments	(4,236)	(1,573)	(5,809)
Foreign exchange	(391)	(224)	(615)
Balance as of December 31, 2014	$5,205	$3,642	$8,847
Acquisition-related costs
Included within Special charges for the three and six months ended December 31, 2014 are costs incurred directly in relation to acquisitions in the amount of $2.2 million and $2.5 million, respectively (three and six months ended December 31, 2013—$4.1 million and $5.0 million, respectively). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three and six months ended December 31, 2014 in the amount of $0.1 million and $0.3 million, respectively (three and six months ended December 31, 2013—$0.3 million and $0.7 million, respectively).
Other charges
Included within "Other charges" for the three and six months ended December 31, 2014 is a net recovery of $9.1 million and $8.2 million, respectively. During the current quarter we have reversed $9.8 million relating to certain pre-acquisition tax liabilities, including related interest, based on our revised estimate of the liability and, in certain cases, due to tax years becoming statute barred.
Included within "Other charges" for the three and six months ended December 31, 2013 is a net recovery of nil and $3.8 million, respectively, relating to a reduction of certain pre-acquisition tax liabilities, including related interest. This recovery was offset by a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004.
NOTE 18—ACQUISITIONS
Fiscal 2015
There were no acquisitions made during the six months ended December 31, 2014. See note 22 “Subsequent Events - Acquisition of Informative Graphics Corporation” and “Acquisition of Actuate Corporation”.
Fiscal 2014
GXS Group, Inc.
On January 16, 2014, we acquired GXS, a Delaware corporation and leader in cloud-based, business-to-business (B2B) integration. The acquisition combines OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares on a post stock-split basis. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination.
The results of operations of GXS have been consolidated with those of OpenText beginning January 16, 2014.
The following tables summarize the consideration paid for GXS and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration paid	$1,101,874
Equity consideration paid	116,777
Purchase consideration	$1,218,651
Acquisition-related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended December 31, 2014	$85
Acquisition-related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the six months ended December 31, 2014	$226
As set forth in the purchase agreement, $60.0 million of the total cash consideration paid was provided to an escrow agent for indemnification purposes. During the three months ended December 31, 2014, $30.0 million of the total amount that was held in escrow was released. The remaining $30.0 million will remain in escrow, for indemnification purposes, until January 2016, pursuant to the purchase agreement.
Purchase Price Allocation
The purchase price of GXS has been allocated to GXS' tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. For certain assets and liabilities, the book values as of the balance sheet date have been determined to reflect fair values. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill.
Our purchase price allocation for GXS is as follows:

Current assets (inclusive of cash acquired of $24,382)	$127,406
Non-current tangible assets	36,139
Intangible customer assets	364,600
Intangible technology assets	123,200
Liabilities and non-controlling interest assumed	(105,459)
Total identifiable net assets	545,886
Goodwill	672,765
Net assets acquired	$1,218,651
Adjustments made to goodwill since date of acquisition primarily include reductions of certain tax related liabilities based upon the determination of additional tax attributes available on acquisition.
No portion of the goodwill recorded upon the acquisition of GXS is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $94.3 million. The gross amount receivable was $108.2 million of which $13.9 million of this receivable was expected to be uncollectible.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,			Six Months Ended December 31,
	2014		2013	2014		2013
Cash paid during the period for interest	$10,094	*	$3,764	$20,606	*	$7,500
Cash received during the period for interest	$1,976		$1,260	$2,625		$1,782
Cash paid during the period for income taxes	$15,491		$11,162	$12,943		$15,715
*We entered into Term Loan B on January 16, 2014 (see note 10). For the three and six months ended December 31, 2014, this amount includes $6.6 million and $13.2 million, respectively, of interest related to this new credit facility.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic earnings per share
Net income attributable to OpenText	$74,287	$53,500	$138,913	$84,130
Basic earnings per share attributable to OpenText	$0.61	$0.45	$1.14	$0.71
Diluted earnings per share
Net income attributable to OpenText	$74,287	$53,500	$138,913	$84,130
Diluted earnings per share attributable to OpenText	$0.60	$0.45	$1.13	$0.71
Weighted-average number of shares outstanding
Basic	122,051	118,272	121,984	118,200
Effect of dilutive securities	934	914	950	750
Diluted	122,985	119,186	122,934	118,950
Excluded as anti-dilutive*	1,931	226	1,783	470
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
During the six months ended December 31, 2014, Mr. Stephen Sadler, a director, earned $10 thousand (six months ended December 31, 2013—$0.2 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Senior Unsecured Fixed Rate Notes and Repayment of Term Loan A
On January 15, 2015, we issued $800.0 million in aggregate principal amount of our 5.625% Senior Notes due 2023 in a private placement to initial purchasers in connection with offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes bear interest at a rate of 5.625% per annum and are payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The notes will mature on January 15, 2023, unless earlier redeemed or repurchased.
On January 15, 2015, we used a portion of the net proceeds of the offering of the notes to repay in full the outstanding Term Loan A. We have added the remaining net proceeds of the offering to our cash balances for general corporate purposes, including potential future acquisitions.
Second Amended and Restated Credit Agreement
On January 15, 2015, concurrently with the closing of the offering of the notes and effective upon the repayment in full of Term Loan A, using a portion of the net proceeds of the offering, the 2011 Credit Agreement was amended and restated to, among other things, remove the provisions related to Term Loan A and modify certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, replace the covenants to maintain a "consolidated leverage" ratio of no more than 3:1 and a "consolidated interest coverage" ratio of 3:1 or more with a covenant to maintain a "consolidated net leverage" ratio of no more than 4:1, and make other changes, in each case, generally to conform with Term Loan B.

Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on January 26, 2015, a dividend of $0.1725 per Common Share. The record date for this dividend is February 26, 2015 and the payment date is March 19, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Acquisition of Informative Graphics Corporation
On January 2, 2015, we closed the acquisition of Informative Graphics Corporation (IGC), based in Arizona, United States, for approximately $39.1 million, net of cash acquired. IGC is a leading developer of viewing, annotation, redaction and publishing commercial software. The results of operations of IGC will be consolidated with OpenText during the third quarter of Fiscal 2015, beginning on the date of closing.
Acquisition of Actuate Corporation
On January 16, 2015, we closed the acquisition of Actuate Corporation (Actuate), based in San Francisco, California, United States, in an all cash transaction for approximately $311.5 million, net of cash acquired. Prior to the acquisition closing, we purchased shares of Actuate in the open market with a fair market value of approximately $9.5 million as of December 31, 2014. Actuate is a leader in personalized analytics and insights and we believe the acquisition will compliment our OpenText Content Suite. The results of operations of Actuate will be consolidated with OpenText during the third quarter of Fiscal 2015, beginning on the date of closing.

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
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2014 compared with the three and six months ended December 31, 2013, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of December 31, 2014, employed approximately 8,000 people worldwide.
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
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $467.8 million, up 28.7% over the same period in the prior fiscal year.

•	License revenue was $75.8 million, down 6.6% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.60 compared to $0.45 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.97 compared to $0.79 in the same period of the prior fiscal year.

•	GAAP-based gross margin was 68.1% compared to 70.3% in the same period of the prior fiscal year.

•	GAAP-based operating margin was 23.6% compared to 20.3% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 32.8% compared to 30.9% in the same period of the prior fiscal year.

•	Operating cash flow was $109.6 million, up 80.0% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $542.8 million as of December 31, 2014, compared to $427.9 million as of June 30, 2014.

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
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones such as GXS Group, Inc. (GXS), acquired in January 2014, affect the period-to-period comparability of our results. See note 18 "Acquisitions" and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements for more details.
Acquisition of Informative Graphics Corporation
On January 2, 2015, we closed the acquisition of Informative Graphics Corporation (IGC), an Arizona, United States based company for approximately $39.1 million, net of cash acquired. IGC is a leading developer of viewing, annotation, redaction and publishing commercial software. We believe this acquisition will enable OpenText to engineer solutions that further increase a user's experience within our OpenText content suite. The financial results of operations of IGC will be consolidated with Open Text's financial results during the third quarter of Fiscal 2015, beginning on the date of closing.
Acquisition of Actuate Corporation
On January 16, 2015, we closed the acquisition of Actuate Corporation (Actuate), based in San Francisco, California, United States, in an all cash transaction for approximately $311.5 million, net of cash acquired. Prior to the acquisition closing, we purchased shares of Actuate in the open market with a fair market value of approximately $9.5 million as of December 31, 2014. Actuate is a leader in personalized analytics and insights and we believe the acquisition will compliment our OpenText Content Suite. The results of operations of Actuate will be consolidated with OpenText during the third quarter of Fiscal 2015, beginning on the date of closing.
Outlook for Fiscal 2015
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in ECM, BPM, CEM, and IX and expanding our position in Discovery. Customer support revenues are generally a recurring source of income for us and makes up a significant portion of our revenue mix. With the acquisition of GXS, our cloud services revenue has grown and we expect cloud services revenue to continue to be a recurring and growing stream of revenue in the future. Our focus in Fiscal 2015 will increasingly be on "recurring revenue", which we define as revenue from cloud services, customer support and professional service and other.
In Fiscal 2015, we recently unveiled a strategy to actively deploy our software through a subscription model, whereby we combine the benefits of a cloud solution with the security and control of an on-premises deployment enabling organizations to manage, exchange, and socialize enterprise information in an easy and scalable cloud. This would include our existing managed cloud services in the form of subscriptions and B2B managed services and also our "public cloud" services.
We also believe our diversified geographic profile helps strengthen our position and helps to reduce the impact of a downturn in the economy that may occur in any one specific region.
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
During the first six months of Fiscal 2015, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Total Revenues by Product Type:
License	$75,824	$(5,340)	$81,164	$134,439	$(2,031)	$136,470
Cloud services	151,269	109,138	42,131	301,275	217,497	83,778
Customer support	179,466	5,041	174,425	363,372	20,507	342,865
Professional service and other	61,286	(4,501)	65,787	122,546	(2,308)	124,854
Total revenues	467,845	104,338	363,507	921,632	233,665	687,967
Total Cost of Revenues	149,175	41,219	107,956	297,044	82,652	214,392
Total GAAP-based Gross Profit	318,670	63,119	255,551	624,588	151,013	473,575
Total GAAP-based Gross Margin %	68.1%		70.3%	67.8%		68.8%
Total GAAP-based Operating Expenses	208,099	26,479	181,620	410,991	63,390	347,601
Total GAAP-based Income from Operations	$110,571	$36,640	$73,931	$213,597	$87,623	$125,974

% Revenues by Product Type:
License	16.2%		22.3%	14.6%		19.8%
Cloud services	32.3%		11.6%	32.7%		12.2%
Customer support	38.4%		48.0%	39.4%		49.8%
Professional service and other	13.1%		18.1%	13.3%		18.2%

Total Cost of Revenues by Product Type:
License	$3,412	$108	$3,304	$6,500	$160	6,340
Cloud services	56,974	41,011	15,963	114,970	84,742	30,228
Customer support	23,942	(467)	24,409	47,160	581	46,579
Professional service and other	46,641	(4,604)	51,245	92,002	(4,678)	96,680
Amortization of acquired technology-based intangible assets	18,206	5,171	13,035	36,412	1,847	34,565
Total cost of revenues	$149,175	$41,219	$107,956	$297,044	$82,652	$214,392

% GAAP-based Gross Margin by Product Type:
License	95.5%		95.9%	95.2%		95.4%
Cloud services	62.3%		62.1%	61.8%		63.9%
Customer support	86.7%		86.0%	87.0%		86.4%
Professional service and other	23.9%		22.1%	24.9%		22.6%

Total Revenues by Geography:
Americas (1)	$254,330	$69,307	$185,023	$500,584	$140,184	$360,400
EMEA (2)	167,082	25,086	141,996	329,255	67,648	261,607
Asia Pacific (3)	46,433	9,945	36,488	91,793	25,833	65,960
Total revenues	$467,845	$104,338	$363,507	$921,632	$233,665	$687,967

% Revenues by Geography:
Americas (1)	54.4%		50.9%	54.3%		52.4%
EMEA (2)	35.7%		39.1%	35.7%		38.0%
Asia Pacific (3)	9.9%		10.0%	10.0%		9.6%

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
GAAP-based gross margin	68.1%	70.3%	67.8%	68.8%
GAAP-based operating margin	23.6%	20.3%	23.2%	18.3%
GAAP-based EPS, diluted	$0.60	$0.45	$1.13	$0.71
Non-GAAP-based gross margin (4)	72.2%	74.0%	71.9%	74.0%
Non-GAAP-based operating margin (4)	32.8%	30.9%	33.5%	30.7%
Non-GAAP-based EPS, diluted (4)	$0.97	$0.79	$1.93	$1.48

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
License Revenues:
Americas	$32,249	$(2,250)	$34,499	$55,146	$(8,268)	$63,414
EMEA	33,883	(2,538)	36,421	62,632	4,204	58,428
Asia Pacific	9,692	(552)	10,244	16,661	2,033	14,628
Total License Revenues	75,824	(5,340)	81,164	134,439	(2,031)	136,470
Cost of License Revenues	3,412	108	3,304	6,500	160	6,340
GAAP-based License Gross Profit	$72,412	$(5,448)	$77,860	$127,939	$(2,191)	$130,130
GAAP-based License Gross Margin %	95.5%		95.9%	95.2%		95.4%

% License Revenues by Geography:
Americas	42.5%		42.5%	41.0%		46.5%
EMEA	44.7%		44.9%	46.6%		42.8%
Asia Pacific	12.8%		12.6%	12.4%		10.7%
License revenues decreased by $5.3 million during the three months ended December 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in EMEA of $2.5 million, a decrease in Americas of $2.3 million, and a decrease in Asia Pacific of $0.6 million. The number of license deals greater than $1.0 million that closed during the second quarter of Fiscal 2015 was 9 deals, compared to 6 deals in the same period in Fiscal 2014. However, the overall number of deals that closed was less in the current period, contributing to lower license revenue.
License revenues decreased by $2.0 million during the six months ended December 31, 2014 as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $8.3 million, offset by an increase in EMEA of $4.2 million, and an increase in Asia Pacific of $2.0 million. The number of license deals greater than $1.0 million that closed during the first six months of Fiscal 2015 as compared to the same period in the prior fiscal year was 12 deals in Fiscal 2015, inclusive of a settlement of patent infringement claims against Alfresco Software, Ltd., compared to 11 deals in Fiscal 2014. However, the overall number of deals that closed was less during the current period, contributing to lower license revenue.

Cost of license revenues were relatively stable during the three and six months ended December 31, 2014, with gross margin percentage remaining at approximately 95%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Cloud Services:
Americas	$97,132	$69,233	$27,899	$193,491	$137,763	$55,728
EMEA	36,057	29,774	6,283	71,249	58,846	12,403
Asia Pacific	18,080	10,131	7,949	36,535	20,888	15,647
Total Cloud Services Revenues	151,269	109,138	42,131	301,275	217,497	83,778
Cost of Cloud Services Revenues	56,974	41,011	15,963	114,970	84,742	30,228
GAAP-based Cloud Services Gross Profit	$94,295	$68,127	$26,168	$186,305	$132,755	$53,550
GAAP-based Cloud Services Gross Margin %	62.3%		62.1%	61.8%		63.9%

% Cloud Services Revenues by Geography:
Americas	64.2%		66.2%	64.2%		66.5%
EMEA	23.8%		14.9%	23.6%		14.8%
Asia Pacific	12.0%		18.9%	12.2%		18.7%
Cloud services revenues increased by $109.1 million during the three months ended December 31, 2014 as compared to the same period in the prior fiscal year. This was primarily due to the acquisition of GXS. Geographically, this was attributable to an increase in Americas of $69.2 million, an increase in EMEA of $29.8 million, and an increase in Asia Pacific of $10.1 million. The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2015 was 6 deals.
Cloud services revenues increased by $217.5 million during the six months ended December 31, 2014 as compared to the same period in the prior fiscal year. This was primarily due to the acquisition of GXS. Geographically, this was attributable to an increase in Americas of $137.8 million, an increase in EMEA of $58.8 million, and an increase in Asia Pacific of $20.9 million. The number of Cloud services deals greater than $1.0 million that closed during the six months ended December 31, 2014 was 13 deals.

Cost of cloud services revenues increased by $41.0 million during the three months ended December 31, 2014, primarily due to higher revenue attainment. The gross margin percentage on cloud services revenue remained relatively stable at approximately 62%.
Cost of cloud services revenues increased by $84.7 million during the six months ended December 31, 2014, primarily due to higher revenue attainment and the impact of certain adjustments made in the first quarter of Fiscal 2014 relating to the release of sales tax liabilities that did not reoccur in the first quarter of Fiscal 2015. As a result, the gross margin percentage on cloud services revenue decreased to approximately 62% from approximately 64%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Customer Support Revenues:
Americas	$95,918	$4,476	$91,442	$193,274	$12,274	$181,000
EMEA	69,415	(378)	69,793	140,932	4,743	136,189
Asia Pacific	14,133	943	13,190	29,166	3,490	25,676
Total Customer Support Revenues	179,466	5,041	174,425	363,372	20,507	342,865
Cost of Customer Support Revenues	23,942	(467)	24,409	47,160	581	46,579
GAAP-based Customer Support Gross Profit	$155,524	$5,508	$150,016	$316,212	$19,926	$296,286
GAAP-based Customer Support Gross Margin %	86.7%		86.0%	87.0%		86.4%

% Customer Support Revenues by Geography:
Americas	53.4%		52.4%	53.2%		52.8%
EMEA	38.7%		40.0%	38.8%		39.7%
Asia Pacific	7.9%		7.6%	8.0%		7.5%
Customer support revenues increased by $5.0 million during the three months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in Americas of $4.5 million, and an increase in Asia Pacific of $0.9 million, offset by a decrease in EMEA of $0.4 million.
Customer support revenues increased by $20.5 million during the six months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was geographically attributable to an increase in Americas of $12.3 million, an increase in EMEA of $4.7 million, and an increase in Asia Pacific of $3.5 million.
Cost of customer support revenues were relatively stable during the three and six months ended December 31, 2014, with gross margin percentage on customer support revenues remaining at approximately 87%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Professional Service and Other Revenues:
Americas	$29,031	$(2,151)	$31,182	$58,673	$(1,584)	$60,257
EMEA	27,727	(1,773)	29,500	54,442	(146)	54,588
Asia Pacific	4,528	(577)	5,105	9,431	(578)	10,009
Total Professional Service and Other Revenues	61,286	(4,501)	65,787	122,546	(2,308)	124,854
Cost of Professional Service and Other Revenues	46,641	(4,604)	51,245	92,002	(4,678)	96,680
GAAP-based Professional Service and Other Gross Profit	$14,645	$103	$14,542	$30,544	$2,370	$28,174
GAAP-based Professional Service and Other Gross Margin %	23.9%		22.1%	24.9%		22.6%

% Professional Service and Other Revenues by Geography:
Americas	47.4%		47.4%	47.9%		48.3%
EMEA	45.2%		44.8%	44.4%		43.7%
Asia Pacific	7.4%		7.8%	7.7%		8.0%
Professional service and other revenues decreased by $4.5 million during the three months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $2.2 million, a decrease in EMEA of $1.8 million, and a decrease in Asia Pacific of 0.6 million.
Professional service and other revenues decreased by $2.3 million during the six months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was geographically attributable to a decrease in Americas of $1.6 million, a decrease in Asia Pacific of 0.6 million, and a decrease in EMEA of $0.1 million.
Cost of professional service and other revenues decreased by $4.6 million during the three months ended December 31, 2014. This was primarily due to lower labour related expenses associated with lower revenue attainment and a reduction in the use of subcontractors. As a result the gross margin percentage on professional service and other revenues has increased to approximately 24% from approximately 22%.
Cost of professional service and other revenues decreased by $4.7 million during the six months ended December 31, 2014. This was primarily due to a reduction in labour related expenses associated with lower revenue attainment and other efficiencies gained from the realignment of our Professional Services business. As a result the gross margin percentage on professional service and other revenues has increased to approximately 25% from approximately 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Amortization of acquired technology-based intangible assets	$18,206	$5,171	$13,035	$36,412	$1,847	$34,565
During the three and six months ended December 31, 2014, amortization of acquired technology-based intangible assets increased by $5.2 million and $1.8 million, respectively, as compared to the same period in the prior fiscal year. This is due to the addition of new acquired technology-based intangible assets from our acquisition of GXS partially offset by the intangible assets pertaining to our acquisitions of Vignette Corporation (Vignette), Hummingbird Corporation (Hummingbird), IXOS Software AG (IXOS), and Captaris Inc. becoming fully amortized.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Research and development	$46,170	$4,253	$41,917	$90,912	$8,779	$82,133
Sales and marketing	90,010	8,720	81,290	170,109	19,406	150,703
General and administrative	39,849	7,034	32,815	75,605	13,904	61,701
Depreciation	12,465	5,567	6,898	24,707	11,351	13,356
Amortization of acquired customer-based intangible assets	25,364	12,932	12,432	51,248	21,539	29,709
Special charges	(5,759)	(12,027)	6,268	(1,590)	(11,589)	9,999
Total operating expenses	$208,099	$26,479	$181,620	$410,991	$63,390	$347,601

% of Total Revenues:
Research and development	9.9%		11.5%	9.9%		11.9%
Sales and marketing	19.2%		22.4%	18.5%		21.9%
General and administrative	8.5%		9.0%	8.2%		9.0%
Depreciation	2.7%		1.9%	2.7%		1.9%
Amortization of acquired customer-based intangible assets	5.4%		3.4%	5.6%		4.3%
Special charges	(1.2)%		1.7%	(0.2)%		1.5%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$5,011	$9,467
Contract labour and consulting	(632)	(1,838)
Share based compensation	(281)	(445)
Travel and communication	(710)	(1,044)
Facilities	784	2,506
Other miscellaneous	81	133
Total year-over-year change in research and development expenses	$4,253	$8,779
Research and development expenses increased during the three and six months ended December 31, 2014 by $4.3 million and $8.8 million, respectively, as compared to the same periods in the prior fiscal year. The increases were primarily as a result of additional labour resources from our acquisition of GXS. Payroll and payroll-related benefits increased by $5.0 million and $9.5 million, respectively, and the use of facility and related resources increased by $0.8 million and $2.5 million, respectively. These increases were partially offset by a decrease in contract labour and consulting expenses of $0.6 million and $1.8 million, respectively, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have decreased to approximately 10% from approximately 12%, during the three months and six months ended December 31, 2014.
Our research and development labour resources increased by 442 employees, from 1,477 employees at December 31, 2013 to 1,919 employees at December 31, 2014.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$4,301	$9,756
Commissions	4,693	7,360
Contract labour and consulting	38	180
Share based compensation	757	474
Travel and communication	(1,153)	(1,114)
Marketing expenses	1,236	2,313
Facilities	(583)	(132)
Other miscellaneous	(569)	569
Total year-over-year change in sales and marketing expenses	$8,720	$19,406
Sales and marketing expenses increased by $8.7 million during the three months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was due to a $4.3 million increase in payroll and payroll-related benefits, primarily attributed to our acquisition of GXS, and a $4.7 million increase in commission benefits resulting from the increase in total revenues. Additionally, marketing expenses increased by $1.2 million, primarily on account of additional promotional activity for our annual user conference held during the second quarter of Fiscal 2015. These increases were partially offset by a $1.2 million decrease in travel and communication expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased to approximately 19% from approximately 22%.
Sales and marketing expenses increased by $19.4 million during the six months ended December 31, 2014, as compared to the same period in the prior fiscal year. This was due to a $9.8 million increase in payroll and payroll-related benefits, primarily attributed to our acquisition of GXS, and a $7.4 million increase in commission benefits resulting from the increase in total revenues. In addition, marketing expenses increased by $2.3 million, primarily on account promotional activity for our global "sales kick off" event held during the first quarter of Fiscal 2015 and our annual user conference held during the second quarter of Fiscal 2015. These increases were partially offset by a $1.1 million decrease in travel and communication expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased to approximately 19% from approximately 22%.
Our sales and marketing labour resources increased by 199 employees, from 1,185 employees at December 31, 2013 to 1,384 employees at December 31, 2014.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$2,626	6,607
Contract labour and consulting	139	330
Share based compensation	(2,398)	(2,458)
Travel and communication	645	1,634
Facilities	702	(1,093)
Other miscellaneous	5,320	8,884
Total year-over-year change in general and administrative expenses	$7,034	$13,904
General and administrative expenses increased by $7.0 million during the three months ended December 31, 2014, as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $2.6 million, primarily as a result of the acquisition of GXS. Additionally, other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, increased by $5.3 million primarily on account of litigation. These increases were partially offset by a $2.4 million decrease in share based compensation which was due to the issuance of fully vested RSUs during the second quarter of Fiscal 2014 that were not repeated during the second quarter of Fiscal 2015. Overall, general and administrative expenses, as a percentage of total revenue, remained relative stable at approximately 9%.
General and administrative expenses increased by $13.9 million during the six months ended December 31, 2014, as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $6.6 million, primarily as a result of the acquisition of GXS. Additionally, other miscellaneous expenses increased by $8.9 million, primarily on account of litigation, and audit and tax fees due to our increased acquisition-related activities. These increases were partially offset by a $2.5 million decrease in share based compensation which was due to the issuance of fully vested RSUs during the second quarter of Fiscal 2014 that were not repeated during the second quarter of Fiscal 2015. Overall, general and administrative expenses, as a percentage of total revenue, decreased slightly from approximately 9% to approximately 8%.
Our general and administrative labour resources increased by 226 employees, from 750 employees at December 31, 2013 to 976 employees at December 31, 2014.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Depreciation	$12,465	$5,567	$6,898	$24,707	$11,351	$13,356
Depreciation expenses increased during the three and six months ended December 31, 2014 by $5.6 million and $11.4 million, respectively. This is primarily due to an increase in capital expenditures and the acquisition of GXS.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Amortization of acquired customer-based intangible assets	$25,364	$12,932	$12,432	$51,248	$21,539	$29,709
Acquired customer-based intangible assets amortization expense increased during the three and six months ended December 31, 2014 by $12.9 million and $21.5 million, respectively. This is primarily due to the acquisition of GXS during the third quarter of Fiscal 2014, offset by the intangible assets pertaining to our acquisitions of Hummingbird, IXOS, and Vignette becoming fully amortized.
Special charges (recoveries):
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Special charges (recoveries)	$(5,759)	$(12,027)	$6,268	$(1,590)	$(11,589)	$9,999
Special charges decreased during the three months ended December 31, 2014 by $12.0 million, as compared to the same period in the prior fiscal year. This was primarily due to a $9.1 million decrease in other miscellaneous charges, which is primarily related to the reversal of certain pre-acquisition tax liabilities, including related interest, based on our revised estimate of the liability and, in certain cases, due to tax years becoming statute barred. In addition, there was a $2.1 million decrease in acquisition related costs, and a $0.8 million decrease in restructuring activities.

Special charges decreased during the six months ended December 31, 2014 by $11.6 million, as compared to the same period in the prior fiscal year. This was due to a $5.9 million decrease in other miscellaneous charges, a $3.0 million decrease in acquisition-related costs, and a $2.7 million decrease in restructuring activities.
For more details on Special charges (recoveries), see note 17 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Net Other Income (Expense)
Net other income (expense) relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Other income (expense), net	$(9,314)	$(8,574)	$(740)	$(19,187)	$(20,373)	$1,186
Net Interest and Other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Interest and other related expense, net	$8,455	$5,415	$3,040	$19,554	$12,129	$7,425
Net interest and other related expense increased during the three and six months ended December 31, 2014 by $5.4 million and $12.1 million, respectively, primarily as a result of additional interest expense incurred relating to our Term Loan B.
For more details see note 10 "Long-Term Debt" and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2014	Change increase (decrease)	2013	2014	Change increase (decrease)	2013
Provision for income taxes	$18,308	$1,657	$16,651	$35,710	$105	$35,605
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 19.7% for the three months ended December 31, 2014, from 23.7% for the three months ended December 31, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $0.8 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $0.6 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $2.1 million. The remainder of the differences are due to normal course movements and non-material items.

The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 20.4% for the six months ended December 31, 2014, from 29.7% for the six months ended December 31, 2013, primarily due to a decrease in the net change in valuation allowance in the amount of $2.8 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $1.8 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $2.4 million. The remainder of the differences are due to normal course movements and non-material items.
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
Non-GAAP-based net income and Non-GAAP-based EPS are calculated as net income or earnings per share on a diluted basis, excluding the amortization of acquired intangible assets, other income (expense), share-based compensation, and special charges, all net of tax. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of revenue.
The Company's management believes that the presentation of the above defined Non-GAAP financial measures provides useful information to investors because they portray the financial results of the Company before the impact of certain non-operational charges. The use of the term “non-operational charge” is defined for this purpose as an expense that does not impact the ongoing operating decisions taken by the Company's management and is based upon the way the Company's management evaluates the performance of the Company's business for use in the Company's internal reports. In the course of such evaluation and for the purpose of making operating decisions, the Company's management excludes certain items from its analysis, including amortization of acquired intangible assets, special charges (recoveries), share-based compensation, other income (expense), and the taxation impact of these items. These items are excluded based upon the manner in which management evaluates the business of the Company and are not excluded in the sense that they may be used under U.S. GAAP.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2014
(in thousands except for per share data)

	Three Months Ended December 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$56,974		$(186)	(1)	$56,788
Customer support	23,942		(234)	(1)	23,708
Professional service and other	46,641		(335)	(1)	46,306
Amortization of acquired technology-based intangible assets	18,206		(18,206)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	318,670	68.1%	18,961	(3)	337,631	72.2%
Operating expenses
Research and development	46,170		(614)	(1)	45,556
Sales and marketing	90,010		(2,594)	(1)	87,416
General and administrative	39,849		(966)	(1)	38,883
Amortization of acquired customer-based intangible assets	25,364		(25,364)	(2)	—
Special charges (recoveries)	(5,759)		5,759	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	110,571	23.6%	42,740	(5)	153,311	32.8%
Other income (expense), net	(9,314)		9,314	(6)	—
Provision for (recovery of) income taxes	18,308		7,559	(7)	25,867
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	74,287		44,495	(8)	118,782
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.60		$0.37	(8)	$0.97

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$118,782	$0.97
Less:
Amortization	43,570	0.35
Share-based compensation	4,929	0.04
Special charges (recoveries)	(5,759)	(0.05)
Other (income) expense, net	9,314	0.08
GAAP-based provision for (recovery of) income taxes	18,308	0.15
Non-GAAP based provision for income taxes	(25,867)	(0.20)
GAAP-based net income, attributable to OpenText	$74,287	$0.60

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2013
(in thousands except for per share data)

	Three Months Ended December 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$15,963		$60	(1)	$16,023
Customer support	24,409		(312)	(1)	24,097
Professional service and other	51,245		(328)	(1)	50,917
Amortization of acquired technology-based intangible assets	13,035		(13,035)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	255,551	70.3%	13,615	(3)	269,166	74.0%
Operating expenses
Research and development	41,917		(794)	(1)	41,123
Sales and marketing	81,290		(1,921)	(1)	79,369
General and administrative	32,815		(3,382)	(1)	29,433
Amortization of acquired customer-based intangible assets	12,432		(12,432)	(2)	—
Special charges (recoveries)	6,268		(6,268)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	73,931	20.3%	38,412	(5)	112,343	30.9%
Other income (expense), net	(740)		740	(6)	—
Provision for (recovery of) income taxes	16,651		(1,349)	(7)	15,302
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	53,500		40,501	(8)	94,001
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.45		$0.34	(8)	$0.79

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$94,001	$0.79
Less:
Amortization	25,467	0.21
Share-based compensation	6,677	0.06
Special charges (recoveries)	6,268	0.05
Other (income) expense, net	740	0.01
GAAP-based provision for (recovery of) income taxes	16,651	0.14
Non-GAAP based provision for income taxes	(15,302)	(0.13)
GAAP-based net income, attributable to OpenText	$53,500	$0.45

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2014
(in thousands except for per share data)

	Six Months Ended December 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$114,970		$(399)	(1)	$114,571
Customer support	47,160		(408)	(1)	46,752
Professional service and other	92,002		(598)	(1)	91,404
Amortization of acquired technology-based intangible assets	36,412		(36,412)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	624,588	67.8%	37,817	(3)	662,405	71.9%
Operating expenses
Research and development	90,912		(1,177)	(1)	89,735
Sales and marketing	170,109		(4,668)	(1)	165,441
General and administrative	75,605		(2,128)	(1)	73,477
Amortization of acquired customer-based intangible assets	51,248		(51,248)	(2)	—
Special charges (recoveries)	(1,590)		1,590	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	213,597	23.2%	95,448	(5)	309,045	33.5%
Other income (expense), net	(19,187)		19,187	(6)	—
Provision for (recovery of) income taxes	35,710		16,165	(7)	51,875
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	138,913		98,470	(8)	237,383
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.13		$0.80	(8)	$1.93

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$237,383	$1.93
Less:
Amortization	87,660	0.71
Share-based compensation	9,378	0.08
Special charges (recoveries)	(1,590)	(0.01)
Other (income) expense, net	19,187	0.16
GAAP-based provision for (recovery of) income taxes	35,710	0.29
Non-GAAP based provision for income taxes	(51,875)	(0.43)
GAAP-based net income, attributable to OpenText	$138,913	$1.13

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2013
(in thousands except for per share data)

	Six Months Ended December 31, 2013
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$30,228		$22	(1)	$30,250
Customer support	46,579		(409)	(1)	46,170
Professional service and other	96,680		(498)	(1)	96,182
Amortization of acquired technology-based intangible assets	34,565		(34,565)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	473,575	68.8%	35,450	(3)	509,025	74.0%
Operating expenses
Research and development	82,133		(1,522)	(1)	80,611
Sales and marketing	150,703		(4,274)	(1)	146,429
General and administrative	61,701		(4,608)	(1)	57,093
Amortization of acquired customer-based intangible assets	29,709		(29,709)	(2)	—
Special charges (recoveries)	9,999		(9,999)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	125,974	18.3%	85,562	(5)	211,536	30.7%
Other income (expense), net	1,186		(1,186)	(6)	—
Provision for (recovery of) income taxes	35,605		(7,029)	(7)	28,576
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	84,130		91,405	(8)	175,535
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.71		$0.77	(8)	$1.48

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2013
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$175,535	$1.48
Less:
Amortization	64,274	0.54
Share-based compensation	11,289	0.09
Special charges (recoveries)	9,999	0.08
Other (income) expense, net	(1,186)	(0.01)
GAAP-based provision for (recovery of) income taxes	35,605	0.30
Non-GAAP based provision for income taxes	(28,576)	(0.23)
GAAP-based net income, attributable to OpenText	$84,130	$0.71

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2014	Change increase (decrease)	As of June 30, 2014
Cash and cash equivalents	$542,810	$114,920	$427,890

	Six Months Ended December 31,
(In thousands)	2014	Change	2013
Cash provided by operating activities	$248,103	$107,304	$140,799
Cash used in investing activities	$(57,359)	$(4,934)	$(52,425)
Cash used in financing activities	$(59,567)	$(11,249)	$(48,318)
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
Cash flows provided by operating activities
Cash flows from operating activities increased by $107.3 million due to an increase in net income before the impact of non-cash items of $93.9 million and an increase in changes from working capital of $13.4 million.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $4.9 million. This is primarily due to incremental additions to property and equipment of $28.0 million, and a $7.5 million increase in other investing activities, offset by the impact of the purchase consideration for our acquisition of Cordys Holding B.V. in the first quarter of Fiscal 2014.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $11.2 million. This is primarily due to a $7.7 million increase in principal payments on our credit facilities, and a $6.6 million increase in dividend payments made to our shareholders. Additionally, we incurred approximately $1.1 million in debt issuance costs associated with the second amendment to the 2011 Credit Agreement (as defined below) (see note 7 "Other Assets", note 10 "Long-term Debt" and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements).These increases were partially offset by a $3.7 million increase in cash collected from the issuance of Common Shares.
Cash Dividends
During the three and six months ended December 31, 2014, we declared and paid cash dividends of $0.1725 per Common Share, and $0.3450 per Common Share, respectively, that totaled $21.1 million and $42.1 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Term Loan A and Revolver
As of December 31, 2014, one of our credit facilities consisted of a $600 million term loan facility (Term Loan A) and a $300 million committed revolving credit facility (the Revolver), together defined as the "2011 Credit Agreement". Borrowings under Term Loan A and the Revolver are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). We entered into this credit facility and borrowed the full amount under Term Loan A on November 9, 2011.
On December 22, 2014, we entered into a second amendment to the 2011 Credit Agreement (the Second Amendment) whereby the 2011 Credit Agreement was amended to, among other things, (i) increase the total commitments under the Revolver to $300 million from $100 million, (ii) reduce the interest rate margin for the Revolver, (iii) extend the maturity date of the Revolver to December 22, 2019, (iv) make certain technical and other amendments to the 2011 Credit Agreement and (v) provide for the further amendment and restatement of the 2011 Credit Agreement in the event of certain circumstances and the satisfaction of certain conditions precedent (which were satisfied upon the repayment of Term Loan A). The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of December 31, 2014, we have not drawn any amounts on the Revolver.
On January 15, 2015, we used a portion of the net proceeds of the offering of our 5.625% Senior Notes due 2023 (the notes) to repay in full the outstanding Term Loan A. On January 15, 2015, concurrently with the closing of the offering of the notes and effective upon the repayment in full of Term Loan A with a portion of the net proceeds of the offering, the 2011 Credit Agreement was amended and restated as described in the Second Amendment to, among other things, remove the provisions related to Term Loan A and modify certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, replace the covenants to maintain a “consolidated leverage” ratio of no more than 3:1 and a “consolidated interest coverage” ratio of 3:1 or more with a covenant to maintain a “consolidated net leverage” ratio of no more than 4:1, and make other changes, in each case, generally to conform with Term Loan B, as further described below. As of December 31, 2014, our consolidated leverage ratio was 2.1:1 and our consolidated interest coverage ratio was 14.5:1.
Our current position with respect to our loan covenants provides us with additional ability to borrow for potential future acquisition activities.
The foregoing description of the amendment and restatement as described in the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2014.
For more details relating to our Term Loan A, see note 10 "Long-Term Debt" and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements.
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
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with Term Loan A (prior to the repayment of Term Loan A) and the Revolver. We entered into Term Loan B and borrowed the full amount of $800 million on January 16, 2014. Term Loan B has a seven year term.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2014, the interest rate was 3.25%.

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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2014, our consolidated net leverage ratio was 1.2:1.
For further details relating to Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We entered into this mortgage in December 2005. As of December 31, 2014, the carrying value of the mortgage was $8.5 million. As of December 31, 2014, the carrying value of the Waterloo building that secures the mortgage was $15.5 million.
Senior Unsecured Fixed Rate Notes and Repayment of Term Loan A
On January 15, 2015, we issued $800.0 million in aggregate principal amount of our 5.625% Senior Notes due 2023 in a private placement to initial purchasers in connection with offerings pursuant to Rule 144A and Regulation S under the Securities Act. The notes bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The notes will mature on January 15, 2023, unless earlier redeemed or repurchased.
We may redeem all or a portion of the notes at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount of the notes plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of the notes, on one or more occasions, prior to January 15, 2018, using the net proceeds from certain qualified equity offerings at a redemption price of 105.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasion, redeem the notes, in whole or in part, at any time on and after January 15, 2018 at the applicable redemption prices set forth in the indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as U.S. trustee, and Citi Trust Company Canada, as Canadian Trustee (the Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of changes of control triggering events specified in the Indenture, we will be required to make an offer to repurchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the subsidiary guarantors without such subsidiary becoming a subsidiary guarantor of the notes; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the Indenture. The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding notes to be due and payable immediately.
The notes are initially guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under the Revolver and Term Loan B. The notes and the guarantees rank equally in right of payment with all of our and our subsidiary guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our subsidiary guarantors’ future subordinated debt. The notes and the guarantees will be effectively subordinated to all of ours and our guarantors’ existing and future secured debt, including the obligations under the Revolver and Term Loan B, to the extent of the value of the assets securing such secured debt.

On January 15, 2015, we used a portion of the net proceeds of the offering of the notes to repay in full the outstanding Term Loan A. We have added the remaining net proceeds of the offering to our cash balances for general corporate purposes, including potential future acquisitions.
The foregoing description of the Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2015.
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
Pensions
As of December 31, 2014, our total unfunded pension plan obligations were $66.9 million, of which $1.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (six months ended June 30)	$292	$424	$9
2016	630	876	25
2017	695	945	35
2018	747	1,021	46
2019	820	1,063	83
2020 to 2024	5,874	6,415	1,152
Total	$9,058	$10,744	$1,350
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2014, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	January 1, 2015— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations	$1,467,407	$46,340	$560,353	$66,417	$794,297
Operating lease obligations*	185,639	23,925	68,741	46,785	46,188
Purchase obligations	21,360	6,391	14,325	644	—
	$1,674,406	$76,656	$643,419	$113,846	$840,485

*Net of $3.6 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on our term loans and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" and note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements.

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
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidaries are currently being assessed by the New York State Department of Taxation and Finance for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. As of December 31, 2014 we have accrued approximately $6.3 million based on our revised estimate of the liability.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.5 million as of December 31, 2014. We currently have in place a bank guarantee in the amount of $3.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and accrued approximately $7.5 million for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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

Please also see "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.
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
As of December 31, 2014, we had an outstanding balance of $491.3 million on Term Loan A. Term Loan A bears a floating interest rate of LIBOR plus a fixed amount, depending on our consolidated leverage ratio. As of December 31, 2014, this fixed amount was 2.5%. An adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan A by approximately $4.9 million, assuming that the loan balance as of December 31, 2014 is outstanding for the entire period.
As of December 31, 2014, we had an outstanding balance of $792.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2014, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.9 million, assuming that the loan balance as of December 31, 2014 is outstanding for the entire period.
At June 30, 2014, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan A and Term Loan B by approximately $5.1 million and $8.0 million, respectively, assuming that the loan balances were outstanding for the entire period.
On January 15, 2015, we used a portion of the net proceeds of the offering of the notes to repay in full the outstanding Term Loan A. See notes 22 "Subsequent Events" to our Condensed Consolidated Financial Statements.
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
Based on the foreign exchange forward contracts outstanding as at December 31, 2014, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts.
At June 30, 2014, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $1.1 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2014 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2014	U.S. Dollar Equivalent at June 30, 2014
Euro	$98,527	$85,729
British Pound	33,703	24,552
Canadian Dollar	13,923	6,182
Swiss Franc	4,215	11,735
Other foreign currencies	53,546	60,791
Total cash and cash equivalents denominated in foreign currencies	203,914	188,989
U.S. dollar	338,896	238,901
Total cash and cash equivalents	$542,810	$427,890
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $20.4 million (June 30, 2014—$18.9 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits and Financial Statements Schedules

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and Actuate. (1)
4.1
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as U.S. trustee, and Citi Trust Company Canada, as Canadian trustee (including form of 5.625% Senior Notes due 2023). (2)

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of December 22, 2014, between Open Text ULC, as term borrower, Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as revolving credit borrowers, the domestic guarantors party thereto, each of the lenders party thereto, Barclays Bank PLC, as sole administrative agent and collateral agent, and Royal Bank of Canada, as documentary credit lender. (3)

10.2	Tender and Voting Agreement, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and certain stockholders of Actuate. (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

(1)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 5, 2014 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 15, 2015 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 23, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: January 27, 2015

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Chief Financial Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)