Form 10-Q
period 2015-03-31
OPEN TEXT CORP
filed 2015-04-28
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 27, 2015, there were 122,213,136 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$613,177	$427,890
Short-term investments	19,029	—
Accounts receivable trade, net of allowance for doubtful accounts of $6,818 as of March 31, 2015 and $4,727 as of June 30, 2014 (note 3)	251,826	292,929
Income taxes recoverable (note 14)	20,543	24,648
Prepaid expenses and other current assets	53,563	42,053
Deferred tax assets (note 14)	35,936	28,215
Total current assets	994,074	815,735
Property and equipment (note 4)	155,129	142,261
Goodwill (note 5)	2,155,243	1,963,557
Acquired intangible assets (note 6)	730,673	725,318
Deferred tax assets (note 14)	149,570	156,712
Other assets (note 7)	84,223	52,041
Deferred charges (note 8)	41,043	52,376
Long-term income taxes recoverable (note 14)	8,587	10,638
Total assets	$4,318,542	$3,918,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$212,397	$231,954
Current portion of long-term debt (note 10)	15,802	62,582
Deferred revenues	364,728	332,664
Income taxes payable (note 14)	4,529	31,630
Deferred tax liabilities (note 14)	2,220	1,053
Total current liabilities	599,676	659,883
Long-term liabilities:
Accrued liabilities (note 9)	30,802	41,999
Deferred credits (note 8)	14,089	17,529
Pension liability (note 11)	64,000	60,300
Long-term debt (note 10)	1,582,000	1,256,750
Deferred revenues	20,042	17,248
Long-term income taxes payable (note 14)	163,232	162,131
Deferred tax liabilities (note 14)	65,659	60,631
Total long-term liabilities	1,939,824	1,616,588
Shareholders’ equity:
Share capital (note 12)
122,207,636 and 121,758,432 Common Shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively; Authorized Common Shares: unlimited	806,532	792,834
Additional paid-in capital	120,246	112,398
Accumulated other comprehensive income	43,720	39,449
Retained earnings	818,666	716,317
Treasury stock, at cost (407,725 shares at March 31, 2015 and 763,278 at June 30, 2014, respectively)	(10,680)	(19,132)
Total OpenText shareholders' equity	1,778,484	1,641,866
Non-controlling interests	558	301
Total shareholders’ equity	1,779,042	1,642,167
Total liabilities and shareholders’ equity	$4,318,542	$3,918,638
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues:
License	$63,958	$73,083	198,397	$209,553
Cloud services	143,822	128,400	445,097	212,178
Customer support	184,335	180,290	547,707	523,155
Professional service and other	55,462	60,981	178,008	185,835
Total revenues	447,577	442,754	1,369,209	1,130,721
Cost of revenues:
License	3,014	3,527	9,514	9,867
Cloud services	59,989	49,464	174,959	79,692
Customer support	24,092	25,206	71,252	71,785
Professional service and other	44,330	49,218	136,332	145,898
Amortization of acquired technology-based intangible assets (note 6)	22,136	17,147	58,548	51,712
Total cost of revenues	153,561	144,562	450,605	358,954
Gross profit	294,016	298,192	918,604	771,767
Operating expenses:
Research and development	53,222	47,199	144,134	129,332
Sales and marketing	95,787	93,700	265,896	244,403
General and administrative	45,722	39,336	121,327	101,037
Depreciation	12,809	10,527	37,516	23,883
Amortization of acquired customer-based intangible assets (note 6)	28,250	24,679	79,498	54,388
Special charges (note 17)	5,622	15,902	4,032	25,901
Total operating expenses	241,412	231,343	652,403	578,944
Income from operations	52,604	66,849	266,201	192,823
Other income (expense), net	(9,550)	1,652	(28,737)	2,838
Interest and other related expense, net	(16,872)	(9,734)	(36,426)	(17,159)
Income before income taxes	26,182	58,767	201,038	178,502
Provision for (recovery of) income taxes (note 14)	(309)	12,971	35,401	48,576
Net income for the period	$26,491	$45,796	$165,637	$129,926
Net (income) loss attributable to non-controlling interests	119	88	(114)	88
Net income attributable to OpenText	$26,610	$45,884	$165,523	$130,014
Earnings per share—basic attributable to OpenText (note 20)	$0.22	$0.38	$1.36	$1.09
Earnings per share—diluted attributable to OpenText (note 20)	$0.22	$0.38	$1.35	$1.08
Weighted average number of Common Shares outstanding—basic	122,158	120,873	122,042	119,048
Weighted average number of Common Shares outstanding—diluted	123,054	122,100	122,980	120,031
Dividends declared per Common Share	$0.1725	$0.1500	$0.5175	$0.4500

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income for the period	$26,491	$45,796	$165,637	$129,926
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	9,280	(1,087)	17,626	(733)
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)	(2,801)	(1,604)	(7,017)	(1,517)
Loss reclassified into net income	2,488	1,237	3,485	2,410
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)	(3,052)	(1,808)	(10,107)	(781)
Amortization of actuarial loss into net income	75	74	280	220
Unrealized gain on short-term investments	4	—	4	—
Unrealized gain on marketable securities (Actuate)	—	—	1,906	—
Release of unrealized gain on marketable securities (Actuate)	(1,906)	—	(1,906)	—
Total other comprehensive income (loss), net, for the period	4,088	(3,188)	4,271	(401)
Total comprehensive income	30,579	42,608	169,908	129,525
Comprehensive income attributable to non-controlling interests	119	88	(114)	88
Total comprehensive income attributable to OpenText	$30,698	$42,696	$169,794	$129,613

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income for the period	$165,637	$129,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	175,562	129,983
Share-based compensation expense	15,940	15,707
Excess tax benefits on share-based compensation expense	(1,611)	(1,675)
Pension expense	3,602	1,964
Amortization of debt issuance costs	3,410	2,060
Amortization of deferred charges and credits	7,893	8,640
Loss on sale and write down of property and equipment	118	15
Deferred taxes	(4,037)	(4,203)
Release of unrealized gain on marketable securities to income	(3,098)	—
Write off of unamortized debt issuance costs	2,919	—
Changes in operating assets and liabilities:
Accounts receivable	76,560	19,129
Prepaid expenses and other current assets	(4,001)	(18,625)
Income taxes	1,354	5,578
Deferred charges and credits	—	9,870
Accounts payable and accrued liabilities	(53,747)	(32,878)
Deferred revenue	6,705	20,022
Other assets	(1,992)	(3,300)
Net cash provided by operating activities	391,214	282,213
Cash flows from investing activities:
Additions of property and equipment	(60,586)	(28,443)
Proceeds from maturity of short-term investments	7,092	—
Purchase of patents	—	(192)
Purchase of Actuate Corporation, net of cash acquired	(291,768)	—
Purchase of Informative Graphics Corporation, net of cash acquired	(35,180)	—
Purchase of GXS Group, Inc., net of cash acquired	—	(1,077,671)
Purchase of Cordys Holding B.V., net of cash acquired	—	(30,588)
Purchase of a division of Spicer Corporation	(222)	—
Purchase consideration for prior period acquisitions	(590)	(665)
Other investing activities	(8,915)	(2,547)
Net cash used in investing activities	(390,169)	(1,140,106)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	1,611	1,675
Proceeds from issuance of Common Shares	12,827	19,718
Equity issuance costs	—	(144)
Purchase of Treasury Stock	(1,251)	(1,275)
Proceeds from long-term debt	800,000	800,000
Repayment of long-term debt	(520,485)	(32,499)
Debt issuance costs	(18,076)	(16,032)
Payments of dividends to shareholders	(63,174)	(53,692)
Net cash used in financing activities	211,452	717,751
Foreign exchange gain (loss) on cash held in foreign currencies	(27,210)	5,768
Increase (decrease) in cash and cash equivalents during the period	185,287	(134,374)
Cash and cash equivalents at beginning of the period	427,890	470,445
Cash and cash equivalents at end of the period	$613,177	$336,071
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2015
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our wholly-owned and majority-owned subsidiaries, collectively referred to as "OpenText" or the "Company". Our majority owned subsidiaries include Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2015, were 90%, 85% and 81% owned, respectively, by OpenText.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Informative Graphics Corporation (IGC), with effect from January 2, 2015, and Actuate Corporation (Actuate), with effect from January 16, 2015 (see note 18).
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
NOTE 2—ACCOUNTING POLICIES UPDATE AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policy Updates
Short-Term Investments
In accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 320 "Investments - Debt and Equity Securities" (Topic 320) related to accounting for certain investments in debt and equity securities, and based on our intentions regarding these instruments, we classify our marketable securities as available for sale and account for these investments at fair value. Marketable securities consist primarily of high quality debt securities with original maturities over 90 days, and may include corporate notes, United States government agency notes and municipal notes.
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). This update amended the ASC Subtopic 835-30, "Interest - Imputation of Interest" to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for our fiscal year ending June 30, 2017, with early adoption permitted. We believe the pending adoption of ASU 2015-03 will not have a material impact on our consolidated financial statements.
Disclosure of Going Concern Uncertainties:
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 is effective for our fiscal year ending June 30, 2017, with early adoption permitted. We do not believe the pending adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. On April 1, 2015 the FASB voted to defer the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2014	$4,727
Bad debt expense	4,685
Write-off /adjustments	(2,594)
Balance as of March 31, 2015	$6,818
Included in accounts receivable are unbilled receivables in the amount of $25.0 million as of March 31, 2015 (June 30, 2014—$41.7 million).

NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$17,468	$(10,655)	$6,813
Office equipment	1,540	(826)	714
Computer hardware	106,558	(67,192)	39,366
Computer software	31,996	(15,664)	16,332
Capitalized software development costs	34,797	(5,478)	29,319
Leasehold improvements	50,084	(28,110)	21,974
Land and buildings	47,481	(6,870)	40,611
Total	$289,924	$(134,795)	$155,129

	As of June 30, 2014
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$16,089	$(8,856)	$7,233
Office equipment	1,573	(869)	704
Computer hardware	90,469	(55,433)	35,036
Computer software	28,556	(10,656)	17,900
Capitalized software development costs	19,965	(1,542)	18,423
Leasehold improvements	45,934	(24,251)	21,683
Land and buildings	47,149	(5,867)	41,282
Total	$249,735	$(107,474)	$142,261
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2014:

Balance as of June 30, 2014	$1,963,557
Acquisition of GXS Group, Inc. (note 18)	(23,475)
Acquisition of Informative Graphics Corporation (note 18)	24,295
Acquisition of Actuate Corporation (note 18)	190,644
Adjustments relating to prior acquisitions	222
Balance as of March 31, 2015	$2,155,243

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$768,714	$(528,398)	$240,316
Customer Assets	929,060	(438,703)	490,357
Total	$1,697,774	$(967,101)	$730,673

	As of June 30, 2014
	Cost	Accumulated Amortization	Net
Technology Assets	$699,206	$(473,043)	$226,163
Customer Assets	874,257	(375,102)	499,155
Total	$1,573,463	$(848,145)	$725,318
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2015 (three months ended June 30)	$51,197
2016	181,453
2017	164,266
2018	151,573
2019 and beyond	182,184
Total	$730,673

NOTE 7—OTHER ASSETS

	As of March 31, 2015	As of June 30, 2014
Debt issuance costs	$31,580	$19,834
Deposits and restricted cash	12,335	14,251
Deferred implementation costs	9,911	5,409
Cost basis investments	9,724	7,276
Marketable securities	11,182	—
Long-term prepaid expenses and other long-term assets	9,491	5,271
Total	$84,223	$52,041
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and the Senior Notes (as defined in note 10 below), and are being amortized over the respective terms of the debt agreements. During the three and nine months ended March 31, 2015 we wrote off $2.9 million, respectively, of unamortized debt issuance costs associated with the repayment of Term Loan A (see note 10).
Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.
Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2015	As of June 30, 2014
Accounts payable—trade	$18,003	$16,025
Accrued salaries and commissions	68,550	80,991
Accrued liabilities	106,651	121,558
Accrued interest on the Senior Notes	9,375	—
Amounts payable in respect of restructuring and other Special charges (note 17)	8,438	11,694
Asset retirement obligations	1,380	1,686
Total	$212,397	$231,954
Long-term accrued liabilities

	As of March 31, 2015	As of June 30, 2014
Amounts payable in respect of restructuring and other Special charges (note 17)	$1,115	$4,531
Other accrued liabilities*	22,397	29,331
Asset retirement obligations	7,290	8,137
Total	$30,802	$41,999
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of March 31, 2015, the present value of this obligation was $8.7 million (June 30, 2014—$9.8 million), with an undiscounted value of $9.2 million (June 30, 2014—$10.4 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2015	As of June 30, 2014
Total debt
Senior Notes	$800,000	$—
Term Loan A	—	513,750
Term Loan B	790,000	796,000
Mortgage	7,802	9,582
	1,597,802	1,319,332
Less:
Current portion of long-term debt
Term Loan A	—	45,000
Term Loan B	8,000	8,000
Mortgage	7,802	9,582
	15,802	62,582
Non-current portion of long-term debt	$1,582,000	$1,256,750
Senior Unsecured Fixed Rate Notes
On January 15, 2015, we issued $800.0 million in aggregate principal amount of our 5.625% Senior Notes due 2023 (the Senior Notes) in a private placement to initial purchasers in connection with offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes bear interest at a rate of 5.625% per annum and are payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The Senior Notes will mature on January 15, 2023, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three and nine months ended March 31, 2015, we recorded interest expense of $9.4 million, respectively, relating to the Senior Notes.
Term Loan A and Revolver
Prior to January 15, 2015, one of our credit facilities consisted of a $600 million term loan facility (Term Loan A) and a $300 million committed revolving credit facility (the Revolver and, together with Term Loan A, defined as the 2011 Credit Agreement).
On January 15, 2015, concurrently with the closing of the offering of the Senior Notes, we used a portion of the net proceeds from the offering of the Senior Notes to repay in full, the outstanding balance of Term Loan A.
Term Loan A had a five year term and repayments made under Term Loan A were equal to 1.25% of the original principal amount at each quarter for the first 2 years, approximately 1.88% for years 3 and 4 and 2.5% for year 5. Term Loan A bore interest at a floating rate of LIBOR plus a fixed amount, depending on our consolidated leverage ratio. Prior to the repayment of Term Loan A, the fixed amount was 2.5%.
For the three and nine months ended March 31, 2015, we recorded interest expense of $0.6 million and $7.7 million, respectively, relating to Term Loan A (three and nine months ended March 31, 2014—$3.2 million and $10.1 million, respectively).
On January 15, 2015, concurrently with the closing of the offering of the Senior Notes and effective upon the repayment in full of Term Loan A with a portion of the net proceeds of the offering, the 2011 Credit Agreement was amended and restated as described in the second amendment to the 2011 Credit Agreement to, among other things, remove the provisions related to Term Loan A and modify certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, replace the covenants to maintain a “consolidated leverage” ratio of no more than 3:1 and a “consolidated interest coverage” ratio of 3:1 or more with a covenant to maintain a “consolidated net leverage” ratio of no more than 4:1, and make other changes, in each case, generally to conform with Term Loan B, as further described below.
Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). As part of the second amendment to the 2011 Credit Agreement, the commitments available under the Revolver was increased to $300 million from $100 million. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of March 31, 2015, we have not drawn any amounts on the Revolver.
Term Loan B
In connection with the acquisition of GXS Group, Inc. (GXS), on January 16, 2014, we entered into a credit facility, which provides for a $800 million term loan facility (Term Loan B).
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver. We entered into Term Loan B and borrowed the full amount on January 16, 2014.
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
For the three and nine months ended March 31, 2015, we recorded interest expense of $6.4 million and $19.6 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2014—$5.3 million, respectively).
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
As of March 31, 2015, the carrying value of the mortgage was approximately $7.8 million (June 30, 2014—$9.6 million).
As of March 31, 2015, the carrying value of the Waterloo building that secures the mortgage was $15.5 million (June 30, 2014—$15.6 million).
For the three and nine months ended March 31, 2015, we recorded interest expense of approximately $0.1 million and $0.3 million, respectively, relating to the mortgage (three and nine months ended March 31, 2014—$0.1 million and $0.3 million, respectively).
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of March 31, 2015 and June 30, 2014:

	As of March 31, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,851	$547	$29,304
GXS Germany defined benefit plan	26,485	767	25,718
GXS Philippines defined benefit plan	6,446	25	6,421
Other plans	2,660	103	2,557
Total	$65,442	$1,442	$64,000

	As of June 30, 2014
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,344	$634	$28,710
GXS Germany defined benefit plan	24,182	917	23,265
GXS Philippines defined benefit plan	5,276	—	5,276
Other plans	3,148	99	3,049
Total	$61,950	$1,650	$60,300

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.

Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2015, there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
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
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which had a fair value of approximately $36.0 thousand as of March 31, 2015, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. All information presented below for the GXS PHP plan is presented for the period indicated, starting on January 16, 2014, when such plan was assumed by us with the acquisition of GXS.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2015				As of June 30, 2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER		GXS PHP		Total
Benefit obligation—beginning of period	$29,344	$24,182	$5,276	$58,802	$23,871	$23,637	*	$5,182	*	$52,690
Service cost	344	257	1,113	1,714	458	173		724		1,355
Interest cost	560	497	208	1,265	877	408		125		1,410
Benefits paid	(378)	(604)	(47)	(1,029)	(522)	(461)		(66)		(1,049)
Actuarial (gain) loss	6,508	7,611	27	14,146	3,595	452		(818)		3,229
Foreign exchange (gain) loss	(6,527)	(5,458)	(131)	(12,116)	1,065	(27)		129		1,167
Benefit obligation—end of period	29,851	26,485	6,446	62,782	29,344	24,182		5,276		58,802
Less: Current portion	(547)	(767)	(25)	(1,339)	(634)	(917)		—		(1,551)
Non-current portion of benefit obligation	$29,304	$25,718	$6,421	$61,443	$28,710	$23,265		$5,276		$57,251
* Beginning benefit obligation as of January 16, 2014.

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2015				2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$104	$100	$416	$620	$116	$87	$358	$561
Interest cost	170	125	73	368	222	206	62	490
Amortization of actuarial gains and losses	93	—	—	93	70	—	—	70
Net pension expense	$367	$225	$489	$1,081	$408	$293	$420	$1,121

	Nine Months Ended March 31,
	2015				2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$344	$257	$1,113	$1,714	$344	$87	$358	$789
Interest cost	560	497	208	1,265	658	206	62	926
Amortization of actuarial gains and losses	307	—	—	307	208	—	—	208
Net pension expense	$1,211	$754	$1,321	$3,286	$1,210	$293	$420	$1,923

In determining the fair value of the pension plan benefit obligations as of March 31, 2015 and June 30, 2014, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2015			As of June 30, 2014
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.50%	2.00%	7.00%	2.50%	2.00%	7.00%
Pension increases	2.00%	2.00%	2.15%	2.00%	2.00%	6.00%
Discount rate	1.43%	1.55%	5.00%	2.90%	3.00%	5.15%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A

Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (three months ended June 30)	$137	$189	$6
2016	557	780	27
2017	596	841	36
2018	641	909	47
2019	717	947	75
2020 to 2024	5,324	4,875	1,298
Total	$7,972	$8,541	$1,489
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2015, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1725 and $0.5175, respectively, per Common Share, in the amount of $21.1 million and $63.2 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2014, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.15 and $0.45, respectively, per Common Share, in the amount of $18.2 million and $53.7 million, respectively.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and nine months ended March 31, 2015, we repurchased 22,222 of our Common Shares, respectively, in the amount of $1.3 million, respectively, for potential reissuance under our Long Term Incentive Plans (LTIP) or otherwise.
During the three and nine months ended March 31, 2014, we repurchased 25,760 of our Common Shares, respectively, in the amount of $1.3 million, respectively, for potential reissuance under our LTIPs or otherwise.
Reissuance
During the three and nine months ended March 31, 2015, we reissued 22,222 and 377,775 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2014— 22,222 and 410,564 Common Shares, respectively), in connection with the settlement of our LTIPs and other awards. For more details on this, see "Long Term Incentive Plans" below.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock options	$3,461	$2,437	$8,875	$5,447
Performance Share Units (issued under LTIP)	600	945	1,745	3,989
Restricted Share Units (issued under LTIP)	1,287	371	3,391	1,490
Restricted Share Units (fully vested)	—	—	—	3,300
Restricted Share Units (other)	320	77	564	419
Deferred Share Units (directors)	894	588	1,365	1,062
Total share-based compensation expense	$6,562	$4,418	$15,940	$15,707
Summary of Outstanding Stock Options
As of March 31, 2015, options to purchase an aggregate of 4,625,555 Common Shares were outstanding and 2,856,328 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for nine months ended March 31, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2014	4,273,226	$36.35
Granted	1,240,910	54.57
Exercised	(389,753)	27.40
Forfeited or expired	(498,828)	38.86
Outstanding at March 31, 2015	4,625,555	$41.72	5.22	$53,975
Exercisable at March 31, 2015	1,263,959	$31.58	3.83	$26,931

We estimate the fair value of stock options using the Black-Scholes option-pricing model or, where appropriate, the Monte Carlo Valuation Method, consistent with the provisions of ASC Topic 718, "Compensation—Stock Compensation" (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. We use historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of our stock options based upon historical data.
We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted–average fair value of options granted	$13.35	$12.60	$13.59	$11.53
Weighted-average assumptions used:
Expected volatility	32%	32%	32%	32%
Risk–free interest rate	1.14%	1.40%	1.43%	1.33%
Expected dividend yield	1.27%	1.20%	1.20%	1.30%
Expected life (in years)	4.33	4.36	4.33	4.36
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$54.17	$50.08	$54.57	$46.43
Derived service period (in years)*	2.07	N/A	2.07	N/A
*Options valued using Monte Carlo Valuation Method
As of March 31, 2015, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $37.1 million, which will be recognized over a weighted-average period of approximately 2.6 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2015, cash in the amount of $3.1 million and $10.7 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2015 from the exercise of options eligible for a tax deduction was $0.1 million and $0.9 million, respectively.
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
Grants made in Fiscal 2012 under the LTIP (collectively referred to as Fiscal 2014 LTIP) took effect in Fiscal 2012 starting on February 3, 2012. Grants made under the Fiscal 2014 LTIP consisted of PSUs and the Performance Conditions for vesting relating to grants were based solely on market conditions. We met these performance conditions and settled Fiscal 2014 LTIP by issuing 355,553 Common Shares from our treasury stock in the three months ended December 31, 2014, with a cost of approximately $8.5 million.
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
As of March 31, 2015, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $13.4 million, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2015, we granted 30,000 and 45,000 RSUs, respectively, to certain employees in accordance with their employment agreements. The RSUs will vest equally over three years from the respective date of grants. We expect to settle the awards in stock.
Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2015, we granted 37,199 and 37,597 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2014—13,336 and 42,298, respectively, on a post stock-split basis). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
During the three and nine months ended March 31, 2015, cash in the amount of approximately $0.7 million and $2.2 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and nine months ended March 31, 2014—$0.8 million and $2.1 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2015— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations*	$2,104,616	$8,707	$165,195	$156,417	$1,774,297
Operating lease obligations**	212,250	13,057	83,577	57,310	58,306
Purchase obligations	18,415	3,173	14,421	821	—
	$2,335,281	$24,937	$263,193	$214,548	$1,832,603
*Long-term debt obligations include our Senior Notes issued on January 15, 2015. For more details relating to the Senior Notes and repayment of our Term Loan A, see note 10.
**Net of $3.2 million of sublease income to be received from properties which we have subleased to third parties.
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
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidiaries were assessed by the New York State Department of Taxation and Finance for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. As of March 31, 2015 a settlement was reached with the New York State Department of Taxation and Finance for $2.8 million, which was paid during the three months ended March 31, 2015.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.2 million as of March 31, 2015. We currently have in place a bank guarantee in the amount of $3.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $6.2 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
We recognize interest expense and penalties related to income tax matters in income tax expense.

For the three and nine months ended March 31, 2015 and 2014, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest expense	1,587	2,030	$5,098	$6,262
Penalties expense (recoveries)	(90)	7	(385)	167
Total	$1,497	$2,037	$4,713	$6,429
As of March 31, 2015 and June 30, 2014, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2015	As of June 30, 2014
Interest expense accrued *	$30,098	$26,235
Penalties accrued *	$6,488	$7,858

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2015, could decrease tax expense in the next 12 months by $35.9 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. For Canada, the United States, Luxembourg and Germany, the earliest fiscal years open for examination are 2006, 2010, 2011 and 2008, respectively.
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
As at March 31, 2015, we have provided $8.9 million (June 30, 2014—$7.6 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to a recovery, representing 1.2% of income for the three months ended March 31, 2015, compared to a charge of 22.1% for the three months ended March 31, 2014, resulting in a reduction of tax expense in the amount of $13.3 million. This decrease is primarily the result of (i) lower net income, having an impact of $10.8 million, (ii) a decrease in the impact of adjustments on filing tax returns in the amount of $1.5 million, and (iii) a decrease in the impact of permanent differences in the amount of $1.3 million, offset by an increase in the net change in valuation allowance in the amount of $1.5 million. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 17.6% for the nine months ended March 31, 2015, from 27.2% for the nine months ended March 31, 2014, resulting in a reduction of tax expense in the amount of $13.2 million. This decrease is primarily due to a decrease in the impact of non-deductible amortization expense in the amount of $4.8 million, a decrease in the net change in valuation allowance in the amount of $1.3 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $2.4 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $3.8 million. The remainder of the differences are due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2015 and June 30, 2014:

	March 31, 2015				June 30, 2014
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2014	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Commercial paper*	$5,999	n/a	$5,999	n/a	—	n/a	$—	n/a
Corporate bonds*	24,212	n/a	24,212	n/a	—	n/a	—	n/a
Derivative financial instrument asset (note 16)	—	n/a	—	n/a	756	n/a	756	n/a
	$30,211	n/a	$30,211	n/a	$756	n/a	$756	n/a

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(4,050)	n/a	$(4,050)	n/a	$—	n/a	$—	n/a
	$(4,050)	n/a	$(4,050)	n/a	$—	n/a	$—	n/a

*These assets in the table above are classified as Level 2 as certain specific assets included within may not have quoted prices that are readily accessible in an active market or we may have relied on alternative pricing methods that do not rely exclusively on quoted prices to determine the fair value of the investments.
Our valuation techniques used to measure the fair values of the derivative instruments, the counterparty to which has high credit ratings, were derived from pricing models including discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for these instruments. Our discounted cash flow techniques use observable market inputs, such as, where applicable, foreign currency spot and forward rates.
Our cash and cash equivalents, along with our accounts receivable and accounts payable and accrued liabilities balances, are measured and recognized in our Condensed Consolidated Financial Statements at an amount that approximates their fair value (a Level 2 measurement) due to their short maturities.
A summary of our marketable securities as of March 31, 2015 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$5,999	$—	$—	$5,999
Corporate bonds	24,208	4	—	24,212
Total	$30,207	$4	$—	$30,211
The long-term portion of the marketable securities are included within "Other Assets" in the Condensed Consolidated Balance Sheets.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2015 and 2014, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2015 and 2014, we did not have any transfers between Level 1, Level 2 or Level 3.
Marketable Securities
Marketable Securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Foreign Currency Forward Contracts
We are engaged in hedging programs with Canadian chartered banks to limit the potential foreign exchange fluctuations incurred on future cash flows relating to a portion of our Canadian dollar payroll expenses. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Canadian dollar on account of large costs that are incurred from our centralized Canadian operations, which are denominated in Canadian dollars. As part of our risk management strategy, we use foreign currency forward contracts to hedge portions of our payroll exposure with typical maturities of between one and twelve months. We do not use derivatives for speculative purposes.
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2015, is recorded within “Accounts payable and accrued liabilities”.
As of March 31, 2015, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $82.0 million (June 30, 2014—$99.6 million).

Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of March 31, 2015	As of June 30, 2014
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(4,050)	$756
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015		Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015		Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Foreign currency forward contracts	$(3,811)	$(9,548)	Operating expenses	$(3,385)	$(4,742)	N/A	—	—

Three and Nine Months Ended March 31, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014		Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014		Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Foreign currency forward contracts	$(2,182)	$(2,064)	Operating expenses	$(1,683)	$(3,278)	N/A	—	—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other similar charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
OpenText/Actuate Restructuring Plan	$2,071	$—	$2,071	$—
OpenText/GXS Restructuring Plan	455	11,538	4,647	11,538
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(1,275)	1,385	(1,600)	8,002
Acquisition-related costs	1,506	3,491	4,284	9,229
Other charges (recoveries)	2,865	(512)	(5,370)	(2,868)
Total	$5,622	$15,902	$4,032	$25,901
OpenText/Actuate Restructuring Plan
In the third quarter of Fiscal 2015 and in the context of the acquisition of Actuate, we began to implement restructuring activities to streamline our operations (OpenText/Actuate Restructuring Plan). These charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of March 31, 2015, we expect total costs to be incurred in conjunction with the OpenText/Actuate Restructuring Plan to be approximately $7.0 to $10.0 million, of which $2.1 million has already been recorded within Special charges to date. We expect the OpenText/Actuate Restructuring Plan to be substantially completed by the end of our fiscal year ended June 30, 2016.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2015 is shown below.

OpenText/Actuate Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2014	$—	$—	$—
Accruals and adjustments	1,886	185	2,071
Cash payments	(813)	(2)	(815)
Foreign exchange	(25)	—	(25)
Balance as of March 31, 2015	$1,048	$183	$1,231
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
Since the inception of the plan $24.0 million has been recorded within Special charges. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2015 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2014	$5,051	$6,028	$11,079
Accruals and adjustments	5,244	(597)	4,647
Cash payments	(5,437)	(2,153)	(7,590)
Foreign exchange	(703)	(266)	(969)
Balance as of March 31, 2015	$4,155	$3,012	$7,167

Acquisition-related costs
Included within Special charges for the three and nine months ended March 31, 2015 are costs incurred directly in relation to acquisitions in the amount of $1.4 million and $3.9 million, respectively (three and nine months ended March 31, 2014—$3.1 million and $8.1 million, respectively). Additionally, we incurred costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization for the three and nine months ended March 31, 2015 in the amount of $0.1 million and $0.4 million, respectively (three and nine months ended March 31, 2014—$0.4 million and $1.1 million, respectively).
Other charges (recoveries)
For the three months ended March 31, 2015, "Other charges" primarily includes (i) $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of Term Loan A (see note 10) and (ii) $2.1 million relating to post-business combination compensation obligations, associated with the acquisition of Actuate. These charges were offset by a recovery of $2.8 million relating to certain pre-acquisition tax liabilities being released upon settlement.
For the nine months ended March 31, 2015, "Other recoveries" primarily includes (i) a recovery of $8.8 million relating to certain pre-acquisition tax liabilities being released based upon settlement, (ii) a recovery of $2.4 million relating to certain pre-acquisition tax liabilities becoming statute barred and (iii) a recovery of $1.3 million relating to interest released on certain pre-acquisition liabilities. These recoveries were offset by charges of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of Term Loan A and $2.1 million relating to post-business combination compensation obligations associated with the acquisition of Actuate.
Included within "Other charges" for the three and nine months ended March 31, 2014 is a net recovery of $0.5 million and $4.3 million, respectively, relating to a reduction of certain pre-acquisition tax liabilities, including related interest. In addition to the recovery, included for the nine months ended March 31, 2014 is a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004.
NOTE 18—ACQUISITIONS
Acquisition of Actuate Corporation
On January 16, 2015, we acquired Actuate Corporation (Actuate), based in San Francisco, California, United States. Actuate was a leader in personalized analytics and insights and we believe the acquisition complements our OpenText Content Suite. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination.
The results of operations of Actuate have been consolidated with those of OpenText beginning January 16, 2015.
The following tables summarize the preliminary consideration paid for Actuate and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration*	$322,417
Actuate shares already owned by OpenText through open market purchases (at fair value)	9,539
Preliminary purchase consideration	$331,956
Acquisition-related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the three months ended March 31, 2015	$1,164
Acquisition-related costs (included in Special charges in the Condensed Consolidated Statements of Income) for the nine months ended March 31, 2015	$3,252
*Inclusive of $8.2 million accrued for but unpaid as of March 31, 2015.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of January 16, 2015, are set forth below:

Current assets (inclusive of cash acquired of $22,463)	$78,307
Non-current tangible assets	18,273
Intangible customer assets	62,600
Intangible technology assets	60,000
Liabilities assumed	(77,868)
Total identifiable net assets	141,312
Goodwill	190,644
Net assets acquired	$331,956
The finalization of the above purchase price allocation is pending the determination of the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities. We expect to finalize this determination on or before December 31, 2015.
No portion of the goodwill recorded upon the acquisition of Actuate is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $23.4 million. The gross amount receivable was $23.6 million of which $0.2 million of this receivable was expected to be uncollectible.
We recognized a gain of $3.1 million as a result of remeasuring to fair value our investment in Actuate held before the date of acquisition. The gain is included in "Other income" in our Condensed Consolidated Financial Statements.
The amount of Actuate’s revenues and net income included in our Condensed Consolidated Statements of Income for the three months ended March 31, 2015 is set forth below:

January 16, 2015— March 31, 2015
Revenues	$14,534
Net loss *	$(7,555)
* Net loss includes one-time fees of approximately $4.0 million on account of special charges, and $5.8 million of amortization charges relating to intangible assets.
The unaudited pro forma revenues and net income of the combined entity for the three and nine months ended March 31, 2015 and 2014, respectively, had the acquisition been consummated as of July 1, 2013, are set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Supplemental Unaudited Pro forma Information
Total revenues	$450,432	$466,840	$1,424,824	$1,219,504
Net income (1) (2)	$14,862	$37,946	$141,285	$115,528
(1) Included in pro forma net income for the three months ended March 31, 2015 are approximately $10.6 million of one-time expenses incurred by Actuate on account of the acquisition. These one-time expenses include i) approximately $3.4 million in employee change in control payments, ii) approximately $3.9 million of post-business combination compensation obligations associated with the acquisition, and iii) approximately $3.3 million of transaction fees triggered by the closing of the acquisition. In addition to the one-time expenses discussed above, included in pro forma net income for the nine months ended March 31, 2015 is another $2.2 million of transaction fees triggered by the closing of the acquisition.
(2) Included in pro forma net income for the three and nine months ended March 31, 2015 are estimated amortization charges relating to the allocated values of intangible assets.
The unaudited pro forma financial information in the table above is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or the results that may be realized in the future.
Informative Graphics Corporation
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software. Total consideration for IGC was $40.4 million ($39.1 million - net of cash acquired), of which $36.5 million was paid in cash, and $3.9 million is currently held back and unpaid in accordance with the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition will enable OpenText to engineer solutions that further increase a user's experience within our OpenText content suite.
The finalization of the purchase price allocation is pending the determination of the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities. We expect to finalize this determination on or before December 31, 2015.
Acquisition related costs for IGC included in Special charges in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 were $0.3 million, respectively.
The results of operations of IGC have been consolidated with those of OpenText beginning January 2, 2015.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2015. There was also no significant impact on the Company's revenues and net income on a pro forma basis for all periods presented.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015		2014
Cash paid during the period for interest	$7,291	$8,828	$27,897	*	$16,328
Cash received during the period for interest	$740	$284	$3,365		$2,066
Cash paid during the period for income taxes	$7,868	$13,644	$20,811		$29,359
*We entered into Term Loan B on January 16, 2014 (see note 10). For the three and nine months ended March 31, 2015, this amount includes $6.4 million and $19.6 million, respectively, of interest related to this new credit facility.
Interest owing on the Senior Notes is payable semi-annually starting on July 15, 2015 (see note 10).
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic earnings per share
Net income attributable to OpenText	$26,610	$45,884	$165,523	$130,014
Basic earnings per share attributable to OpenText	$0.22	$0.38	$1.36	$1.09
Diluted earnings per share
Net income attributable to OpenText	$26,610	$45,884	$165,523	$130,014
Diluted earnings per share attributable to OpenText	$0.22	$0.38	$1.35	$1.08
Weighted-average number of shares outstanding
Basic	122,158	120,873	122,042	119,048
Effect of dilutive securities	896	1,227	938	983
Diluted	123,054	122,100	122,980	120,031
Excluded as anti-dilutive*	2,525	1,056	2,430	547
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
During the nine months ended March 31, 2015, Mr. Stephen Sadler, a director, earned $0.5 million (nine months ended March 31, 2014—$0.6 million) in consulting fees from OpenText primarily for services rendered relating to the acquisitions of Actuate and IGC. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 27, 2015, a dividend of $0.20 per Common Share. The record date for this dividend is May 29, 2015 and the payment date is June 19, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

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
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2015 compared with the three and nine months ended March 31, 2014, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of March 31, 2015, employed approximately 8,700 people worldwide.
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
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $447.6 million, up 1.1% over the same period in the prior fiscal year.

•	License revenue was $64.0 million, down 12.5% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.22 compared to $0.38 in the same period of the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.66 compared to $0.84 in the same period of the prior fiscal year.

•	GAAP-based gross margin was 65.7% compared to 67.3% in the same period of the prior fiscal year.

•	GAAP-based operating margin was 11.8% compared to 15.1% in the same period of the prior fiscal year.

•	Non-GAAP-based operating margin was 25.7% compared to 29.1% in the same period of the prior fiscal year.

•	Operating cash flow was $143.1 million, up 1.2% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $613.2 million as of March 31, 2015, compared to $427.9 million as of June 30, 2014.

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
Acquisition of Actuate Corporation
On January 16, 2015, we acquired Actuate Corporation (Actuate), based in San Francisco, California, United States, for $332.0 million, comprised of approximately $322.4 million in cash and shares we purchased of Actuate in the open market with a fair value of approximately $9.5 million as of the date of acquisition. Actuate is a leader in personalized analytics and insights and we believe the acquisition will complement our OpenText Content Suite. The results of operations of Actuate have been consolidated with OpenText during the third quarter of Fiscal 2015, beginning on January 16, 2015.
Acquisition of Informative Graphics Corporation
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States, for approximately $40.4 million. IGC is a leading developer of viewing, annotation, redaction and publishing commercial software. We believe this acquisition will enable OpenText to engineer solutions that further increase a user's experience within our OpenText Content Suite. The financial results of operations of IGC have been consolidated with Open Text's financial results during the third quarter of Fiscal 2015, beginning on January 2, 2015.
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones such as GXS Group, Inc. (GXS), acquired in January 2014, affect the period-to-period comparability of our results. See note 18 "Acquisitions" to our Condensed Consolidated Financial Statements for more details.
Outlook for Fiscal 2015
We believe we have a strong position in the EIM market. Our goal is to strengthen our position in EIM by building on our leadership in ECM, BPM, CEM, and IX and expanding our position in Discovery. Customer support revenues are generally a recurring source of income for us and make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended March 31, 2015 our Customer support renewal rate was 90%. With the acquisition of GXS, our cloud services revenue has grown and we expect cloud services revenue to continue to be a recurring and growing stream of revenue in the future. Our focus in Fiscal 2015 has increasingly been on "recurring revenue", which we define as revenue from cloud services, customer support and professional service and other.
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
During the first nine months of Fiscal 2015, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.
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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Total Revenues by Product Type:
License	$63,958	$(9,125)	$73,083	$198,397	$(11,156)	$209,553
Cloud services	143,822	15,422	128,400	445,097	232,919	212,178
Customer support	184,335	4,045	180,290	547,707	24,552	523,155
Professional service and other	55,462	(5,519)	60,981	178,008	(7,827)	185,835
Total revenues	447,577	4,823	442,754	1,369,209	238,488	1,130,721
Total Cost of Revenues	153,561	8,999	144,562	450,605	91,651	358,954
Total GAAP-based Gross Profit	294,016	(4,176)	298,192	918,604	146,837	771,767
Total GAAP-based Gross Margin %	65.7%		67.3%	67.1%		68.3%
Total GAAP-based Operating Expenses	241,412	10,069	231,343	652,403	73,459	578,944
Total GAAP-based Income from Operations	$52,604	$(14,245)	$66,849	$266,201	$73,378	$192,823

% Revenues by Product Type:
License	14.3%		16.5%	14.5%		18.5%
Cloud services	32.1%		29.0%	32.5%		18.8%
Customer support	41.2%		40.7%	40.0%		46.3%
Professional service and other	12.4%		13.8%	13.0%		16.4%

Total Cost of Revenues by Product Type:
License	$3,014	$(513)	$3,527	$9,514	$(353)	9,867
Cloud services	59,989	10,525	49,464	174,959	95,267	79,692
Customer support	24,092	(1,114)	25,206	71,252	(533)	71,785
Professional service and other	44,330	(4,888)	49,218	136,332	(9,566)	145,898
Amortization of acquired technology-based intangible assets	22,136	4,989	17,147	58,548	6,836	51,712
Total cost of revenues	$153,561	$8,999	$144,562	$450,605	$91,651	$358,954

% GAAP-based Gross Margin by Product Type:
License	95.3%		95.2%	95.2%		95.3%
Cloud services	58.3%		61.5%	60.7%		62.4%
Customer support	86.9%		86.0%	87.0%		86.3%
Professional service and other	20.1%		19.3%	23.4%		21.5%

Total Revenues by Geography:
Americas (1)	$257,458	$18,419	$239,039	$758,042	$158,603	$599,439
EMEA (2)	148,149	(10,030)	158,179	477,404	57,618	419,786
Asia Pacific (3)	41,970	(3,566)	45,536	133,763	22,267	111,496
Total revenues	$447,577	$4,823	$442,754	$1,369,209	$238,488	$1,130,721

% Revenues by Geography:
Americas (1)	57.5%		54.0%	55.4%		53.0%
EMEA (2)	33.1%		35.7%	34.9%		37.1%
Asia Pacific (3)	9.4%		10.3%	9.7%		9.9%

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2015	2014	2015	2014
GAAP-based gross margin	65.7%	67.3%	67.1%	68.3%
GAAP-based operating margin	11.8%	15.1%	19.4%	17.1%
GAAP-based EPS, diluted	$0.22	$0.38	$1.35	$1.08
Non-GAAP-based gross margin (4)	70.8%	71.3%	71.5%	73.0%
Non-GAAP-based operating margin (4)	25.7%	29.1%	31.0%	30.1%
Non-GAAP-based EPS, diluted (4)	$0.66	$0.84	$2.59	$2.32

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, Africa and the United Arab Emirates.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, Hong Kong, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
License Revenues:
Americas	$31,506	$2,125	$29,381	$86,652	$(6,143)	$92,795
EMEA	25,556	(8,098)	33,654	88,188	(3,894)	92,082
Asia Pacific	6,896	(3,152)	10,048	23,557	(1,119)	24,676
Total License Revenues	63,958	(9,125)	73,083	198,397	(11,156)	209,553
Cost of License Revenues	3,014	(513)	3,527	9,514	(353)	9,867
GAAP-based License Gross Profit	$60,944	$(8,612)	$69,556	$188,883	$(10,803)	$199,686
GAAP-based License Gross Margin %	95.3%		95.2%	95.2%		95.3%

% License Revenues by Geography:
Americas	49.3%		40.2%	43.7%		44.3%
EMEA	40.0%		46.0%	44.5%		43.9%
Asia Pacific	10.7%		13.8%	11.8%		11.8%
License revenues decreased by $9.1 million during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year, of which approximately $6.3 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in EMEA of $8.1 million, and a decrease in Asia Pacific of $3.2 million, offset by an increase in Americas of $2.1 million. The number of license deals greater than $1.0 million that closed during the third quarter of Fiscal 2015 was 3 deals, compared to 6 deals in the same period in Fiscal 2014.
License revenues decreased by $11.2 million during the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year, of which approximately $9.1 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $6.1 million, a decrease in EMEA of $3.9 million, and a decrease in Asia Pacific of $1.1 million. The number of license deals greater than $1.0 million that closed during the first nine months of Fiscal 2015 as compared to the same period in the prior fiscal year was 15 deals in Fiscal 2015, inclusive of a settlement of patent infringement claims against Alfresco Software, Ltd., compared to 17 deals in Fiscal 2014.
Cost of license revenues were relatively stable during the three and nine months ended March 31, 2015, with gross margin percentage remaining at approximately 95%.

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
In addition, we offer business-to-business (B2B) integration solutions, such as messaging services, and managed services. Messaging services allow for the automated and reliable exchange of electronic transaction information, such as purchase orders, invoices, shipment notices and other business documents, among businesses worldwide. Managed services provide an end-to-end fully outsourced B2B integration solution to our customers, including program implementation, operational management, and customer support. These services enable customers to effectively manage the flow of electronic transaction information with their trading partners and reduce the complexity of disparate standards and communication protocols. Revenues are primarily generated through transaction processing. Transaction processing fees are recurring in nature and are recognized on a per transaction basis in the period in which the related transactions are processed. Revenues from contracts with monthly, quarterly or annual minimum transaction levels are recognized based on the greater of the actual transactions or the specified contract minimum amounts during the relevant period. Customers who are not committed to multi-year contracts generally are under contracts for transaction processing solutions that automatically renew every month or year, depending on the terms of the specific contracts.
Cost of cloud services revenues is comprised primarily of third party network usage fees, maintenance of in-house data hardware centers, technical support personnel-related costs, amortization of customer set up and implementation costs, and some third party royalty costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Cloud Services:
Americas	$95,607	$10,129	$85,478	$289,098	$147,892	$141,206
EMEA	32,094	5,300	26,794	103,343	64,146	39,197
Asia Pacific	16,121	(7)	16,128	52,656	20,881	31,775
Total Cloud Services Revenues	143,822	15,422	128,400	445,097	232,919	212,178
Cost of Cloud Services Revenues	59,989	10,525	49,464	174,959	95,267	79,692
GAAP-based Cloud Services Gross Profit	$83,833	$4,897	$78,936	$270,138	$137,652	$132,486
GAAP-based Cloud Services Gross Margin %	58.3%		61.5%	60.7%		62.4%

% Cloud Services Revenues by Geography:
Americas	66.5%		66.6%	65.0%		66.6%
EMEA	22.3%		20.9%	23.2%		18.5%
Asia Pacific	11.2%		12.5%	11.8%		14.9%
Cloud services revenues increased by $15.4 million during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $6.1 million. Geographically, the overall increase was attributable to an increase in Americas of $10.1 million, and an increase in EMEA of $5.3 million. The number of Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2015 was 7 deals.
Cost of cloud services revenues increased by $10.5 million during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year, primarily due to higher revenue attainment, increased bad debt expense, the timing of certain other expenses, and the stub period from our acquisition of GXS, partially offset by a reduction in sales tax liabilities. As a result, the gross margin percentage on cloud services revenue decreased to approximately 58% from approximately 61%.
Cloud services revenues increased by $232.9 million during the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year. This was primarily due to the acquisition of GXS, offset by the negative impact of foreign exchange of approximately $8.4 million. Geographically, the overall increase was attributable to an increase in Americas of

$147.9 million, an increase in EMEA of $64.1 million, and an increase in Asia Pacific of $20.9 million. The number of Cloud services deals greater than $1.0 million that closed during the nine months ended March 31, 2015 was 20.
Cost of cloud services revenues increased by $95.3 million during the nine months ended March 31, 2015, primarily due to higher revenue attainment, increased bad debt expense, and the stub period from our acquisition of GXS. As a result, the gross margin percentage on cloud services revenue decreased slightly to approximately 61% from approximately 62%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Customer Support Revenues:
Americas	$104,556	$8,811	$95,745	$297,830	$21,085	$276,745
EMEA	65,491	(5,040)	70,531	206,423	(297)	206,720
Asia Pacific	14,288	274	14,014	43,454	3,764	39,690
Total Customer Support Revenues	184,335	4,045	180,290	547,707	24,552	523,155
Cost of Customer Support Revenues	24,092	(1,114)	25,206	71,252	(533)	71,785
GAAP-based Customer Support Gross Profit	$160,243	$5,159	$155,084	$476,455	$25,085	$451,370
GAAP-based Customer Support Gross Margin %	86.9%		86.0%	87.0%		86.3%

% Customer Support Revenues by Geography:
Americas	56.7%		53.1%	54.4%		52.9%
EMEA	35.5%		39.1%	37.7%		39.5%
Asia Pacific	7.8%		7.8%	7.9%		7.6%
Customer support revenues increased by $4.0 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $13.9 million. Geographically, the overall increase was attributable to an increase in Americas of $8.8 million, and an increase in Asia Pacific of $0.3 million, offset by a decrease in EMEA of $5.0 million.
Customer support revenues increased by $24.6 million during the nine months ended March 31, 2015, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $18.2 million. Geographically, the overall increase was attributable to an increase in Americas of $21.1 million, and an increase in Asia Pacific of $3.8 million, offset by a decrease in EMEA of $0.3 million.
Cost of customer support revenues were relatively stable during the three and nine months ended March 31, 2015, with gross margin percentage on customer support revenues remaining at approximately 87%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Professional Service and Other Revenues:
Americas	$25,789	$(2,646)	$28,435	$84,462	$(4,230)	$88,692
EMEA	25,008	(2,192)	27,200	79,450	(2,338)	81,788
Asia Pacific	4,665	(681)	5,346	14,096	(1,259)	15,355
Total Professional Service and Other Revenues	55,462	(5,519)	60,981	178,008	(7,827)	185,835
Cost of Professional Service and Other Revenues	44,330	(4,888)	49,218	136,332	(9,566)	145,898
GAAP-based Professional Service and Other Gross Profit	$11,132	$(631)	$11,763	$41,676	$1,739	$39,937
GAAP-based Professional Service and Other Gross Margin %	20.1%		19.3%	23.4%		21.5%

% Professional Service and Other Revenues by Geography:
Americas	46.5%		46.6%	47.4%		47.7%
EMEA	45.1%		44.6%	44.6%		44.0%
Asia Pacific	8.4%		8.8%	7.9%		8.3%
Professional service and other revenues decreased by $5.5 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year, of which approximately $4.6 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $2.6 million, a decrease in EMEA of $2.2 million, and a decrease in Asia Pacific of $0.7 million.
Cost of professional service and other revenues decreased by $4.9 million during the three months ended March 31, 2015. This was primarily due to lower labour related expenses associated with lower revenue attainment and a reduction in the use of subcontractors. As a result the gross margin percentage on professional service and other revenues has increased slightly to approximately 20% from approximately 19%.
Professional service and other revenues decreased by $7.8 million during the nine months ended March 31, 2015, as compared to the same period in the prior fiscal year, of which approximately $6.4 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $4.2 million, a decrease in EMEA of $2.3 million, and a decrease in Asia Pacific of $1.3 million.
Cost of professional service and other revenues decreased by $9.6 million during the nine months ended March 31, 2015. This was primarily due to a reduction in labour related expenses associated with lower revenue attainment and other efficiencies gained from the realignment of our Professional Services business. As a result the gross margin percentage on professional service and other revenues has increased to approximately 23% from approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Amortization of acquired technology-based intangible assets	$22,136	$4,989	$17,147	$58,548	$6,836	$51,712
During the three months ended March 31, 2015, amortization of acquired technology-based intangible assets increased by $5.0 million as compared to the same period in the prior fiscal year. This is due to additions of new acquired technology-based intangible assets from our acquisitions of Actuate, IGC, and GXS.
During the nine months ended March 31, 2015, amortization of acquired technology-based intangible assets increased by $6.8 million, as compared to the same period in the prior fiscal year. This is due to the addition of new acquired technology-based intangible assets from our acquisitions of Actuate, IGC, and GXS, which was partially offset by the intangible assets pertaining to our acquisitions of Vignette Corporation (Vignette), Hummingbird Corporation (Hummingbird), IXOS Software AG (IXOS), and Captaris Inc. becoming fully amortized.

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Research and development	$53,222	$6,023	$47,199	$144,134	$14,802	$129,332
Sales and marketing	95,787	2,087	93,700	265,896	21,493	244,403
General and administrative	45,722	6,386	39,336	121,327	20,290	101,037
Depreciation	12,809	2,282	10,527	37,516	13,633	23,883
Amortization of acquired customer-based intangible assets	28,250	3,571	24,679	79,498	25,110	54,388
Special charges	5,622	(10,280)	15,902	4,032	(21,869)	25,901
Total operating expenses	$241,412	$10,069	$231,343	$652,403	$73,459	$578,944

% of Total Revenues:
Research and development	11.9%		10.7%	10.5%		11.4%
Sales and marketing	21.4%		21.2%	19.4%		21.6%
General and administrative	10.2%		8.9%	8.9%		8.9%
Depreciation	2.9%		2.4%	2.7%		2.1%
Amortization of acquired customer-based intangible assets	6.3%		5.6%	5.8%		4.8%
Special charges	1.3%		3.6%	0.3%		2.3%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$5,505	$14,971
Contract labour and consulting	(401)	(2,238)
Share based compensation	331	(115)
Travel and communication	(223)	(1,267)
Facilities	937	3,443
Other miscellaneous	(126)	8
Total year-over-year change in research and development expenses	$6,023	$14,802
Research and development expenses increased by $6.0 million during the three months ended March 31, 2015 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $5.5 million and the use of facility and related resources increased by $0.9 million, primarily as a result of the acquisition of Actuate. These increases were partially offset by a decrease in contract labour and consulting expenses of $0.4 million, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have increased to approximately 12% from approximately 11% during the same period in the prior fiscal year.
Research and development expenses increased by $14.8 million during the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $15.0 million and the use of facility and related resources increased by $3.4 million, primarily as a result of the acquisitions of GXS in the third quarter of Fiscal 2014 and the acquisition of Actuate in the third quarter of Fiscal 2015. These increases were partially offset by a decrease in contract labour and consulting expenses of $2.2 million, resulting from continued efforts to reduce the usage of external services and replace them with internal resources, and a $1.3 million decrease in travel and communication expense. Overall, our research and development expenses, as a percentage of total revenues, have remained relatively stable at approximately 11%.
Our research and development labour resources increased by 305 employees, from 1,854 employees at March 31, 2014 to 2,159 employees at March 31, 2015.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$1,940	$11,696
Commissions	(995)	6,365
Contract labour and consulting	(143)	37
Share based compensation	822	1,296
Travel and communication	(428)	(1,542)
Marketing expenses	(576)	1,737
Facilities	224	92
Other miscellaneous	1,243	1,812
Total year-over-year change in sales and marketing expenses	$2,087	$21,493
Sales and marketing expenses increased by $2.1 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. This was primarily due to a $1.9 million increase in payroll and payroll-related benefits, primarily attributed to our acquisition of Actuate. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained stable at approximately 21%.
Sales and marketing expenses increased by $21.5 million during the nine months ended March 31, 2014, as compared to the same period in the prior fiscal year. This was due to a $11.7 million increase in payroll and payroll-related benefits, primarily attributed to our acquisitions of GXS and Actuate, and a $6.4 million increase in commission benefits resulting from the increase in total revenues. In addition, marketing expenses increased by $1.7 million, primarily on account promotional activity for our global "sales kick off" event held during the first quarter of Fiscal 2015 and our annual user conference held during the second quarter of Fiscal 2015. These increases were partially offset by a $1.5 million decrease in travel and communication expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, have decreased to approximately 19% from approximately 22%.
Our sales and marketing labour resources increased by 123 employees, from 1,425 employees at March 31, 2014 to 1,548 employees at March 31, 2015.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2015 and 2014	2015 and 2014
Payroll and payroll-related benefits	$2,964	9,571
Contract labour and consulting	(693)	(363)
Share based compensation	699	(1,759)
Travel and communication	360	1,994
Facilities	258	(835)
Other miscellaneous	2,798	11,682
Total year-over-year change in general and administrative expenses	$6,386	$20,290
General and administrative expenses increased by $6.4 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $3.0 million, primarily as a result of the acquisition of Actuate. Additionally, other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, increased by $2.8 million primarily on account of litigation. Overall, general and administrative expenses, as a percentage of total revenue, increased slightly to approximately 10% from approximately 9%.
General and administrative expenses increased by $20.3 million during the nine months ended March 31, 2015, as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $9.6 million and travel and communication expenses increased by $2.0 million, primarily as a result of the acquisitions of GXS and Actuate. Additionally, other miscellaneous expenses increased by $11.7 million, primarily on account of litigation, and audit and tax fees due to our increased acquisition-related activities. These increases were partially offset by a $1.8 million decrease in share based compensation which was due to the one-time issuance of fully vested RSUs during the second quarter of Fiscal 2014. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 9%.
Our general and administrative labour resources increased by 115 employees, from 985 employees at March 31, 2014 to 1,100 employees at March 31, 2015.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Depreciation	$12,809	$2,282	$10,527	$37,516	$13,633	$23,883
Depreciation expenses increased during the three and nine months ended March 31, 2015 by $2.3 million and $13.6 million, respectively. This is primarily due to an increase in capital expenditures and the acquisition of GXS.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Amortization of acquired customer-based intangible assets	$28,250	$3,571	$24,679	$79,498	$25,110	$54,388
Acquired customer-based intangible assets amortization expense increased during the three and nine months ended March 31, 2015 by $3.6 million and $25.1 million, respectively. This is primarily due to the acquisitions of Actuate and IGC during the third quarter of Fiscal 2015 and GXS during the third quarter of Fiscal 2014, offset by the intangible assets pertaining to our acquisitions of Hummingbird, IXOS, and Vignette becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Special charges (recoveries)	$5,622	$(10,280)	$15,902	$4,032	$(21,869)	$25,901
Special charges decreased during the three months ended March 31, 2015 by $10.3 million, as compared to the same period in the prior fiscal year. This was primarily due to a $11.7 million decrease in restructuring activities, and a $2.0 million decrease in acquisition related costs. These decreases were offset by a $3.4 million increase in other miscellaneous charges, which is primarily related to the write off of unamortized debt issuance costs, the reversal of certain pre-acquisition tax liabilities, including related interest, based on our revised estimate of the liability and offset, in certain cases, due to tax years becoming statute barred.

Special charges decreased during the nine months ended March 31, 2015 by $21.9 million, as compared to the same period in the prior fiscal year. This was due to a $14.4 million decrease in restructuring activities, a $4.9 million decrease in acquisition related costs, and a $2.5 million decrease in other miscellaneous charges.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Other income (expense), net	$(9,550)	$(11,202)	$1,652	$(28,737)	$(31,575)	$2,838
During the three and nine months ended March 31, 2015, Other income included a gain of $3.1 million, respectively, as a result of remeasuring to fair value our investment in Actuate shares held before the date of acquisition. For more details see note 18 "Acquisitions" to our Condensed Consolidated Financial Statements.
Net Interest and Other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Interest and other related expense, net	$16,872	$7,138	$9,734	$36,426	$19,267	$17,159
Net interest and other related expense increased during the three and nine months ended March 31, 2015 by $7.1 million and $19.3 million, respectively. This was primarily the result of additional interest expense incurred relating to the Senior Notes and our Term Loan B, offset by a reduction in interest expense resulting from the repayment of our Term Loan A (each as defined below). Additionally, we received investment income of $0.4 million and $2.1 million, respectively, during the three and nine months ended March 31, 2015 as part of income distributions made from one of our cost basis investments.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Provision for income taxes	$(309)	$(13,280)	$12,971	$35,401	$(13,175)	$48,576

The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to a recovery, representing 1.2% of income for the three months ended March 31, 2015, compared to a charge of 22.1% for the three months ended March 31, 2014, resulting in a reduction of tax expense in the amount of $13.3 million. This decrease is primarily the result of (i) lower net income, having an impact of $10.8 million, (ii) a decrease in the impact of adjustments on filing of tax returns in the amount of $1.5 million, and (iii) a decrease in the impact of permanent differences in the amount of $1.3 million. These impacts were offset by an increase in the net change in valuation allowance in the amount of $1.5 million. The remainder of the differences are due to normal course movements and non-material items.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 17.6% for the nine months ended March 31, 2015, from 27.2% for the nine months ended March 31, 2014, resulting in a reduction of tax expense in the amount of $13.2 million. This decrease is primarily due to a decrease in the impact of non-deductible amortization expense in the amount of $4.8 million, a decrease in the net change in valuation allowance in the amount of $1.3 million, a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $2.4 million, and a decrease in the impact of adjustments on filing of tax returns in the amount of $3.8 million. The remainder of the differences are due to normal course movements and non-material items.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2015
(in thousands except for per share data)

	Three Months Ended March 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$59,989		$(182)	(1)	$59,807
Customer support	24,092		(224)	(1)	23,868
Professional service and other	44,330		(316)	(1)	44,014
Amortization of acquired technology-based intangible assets	22,136		(22,136)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	294,016	65.7%	22,858	(3)	316,874	70.8%
Operating expenses
Research and development	53,222		(654)	(1)	52,568
Sales and marketing	95,787		(1,919)	(1)	93,868
General and administrative	45,722		(3,267)	(1)	42,455
Amortization of acquired customer-based intangible assets	28,250		(28,250)	(2)	—
Special charges (recoveries)	5,622		(5,622)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	52,604	11.8%	62,570	(5)	115,174	25.7%
Other income (expense), net	(9,550)		9,550	(6)	—
Provision for (recovery of) income taxes	(309)		18,122	(7)	17,813
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	26,610		53,998	(8)	80,608
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.22		$0.44	(8)	$0.66

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 1% and a non-GAAP-based tax rate of 18%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as movements in FIN48 and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$80,608	$0.66
Less:
Amortization	50,386	0.41
Share-based compensation	6,562	0.05
Special charges (recoveries)	5,622	0.05
Other (income) expense, net	9,550	0.08
GAAP-based provision for (recovery of) income taxes	(309)	—
Non-GAAP based provision for income taxes	(17,813)	(0.15)
GAAP-based net income, attributable to OpenText	$26,610	$0.22

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2014
(in thousands except for per share data)

	Three Months Ended March 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$49,464		$(167)	(1)	$49,297
Customer support	25,206		(138)	(1)	25,068
Professional service and other	49,218		(245)	(1)	48,973
Amortization of acquired technology-based intangible assets	17,147		(17,147)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	298,192	67.3%	17,697	(3)	315,889	71.3%
Operating expenses
Research and development	47,199		(384)	(1)	46,815
Sales and marketing	93,700		(1,926)	(1)	91,774
General and administrative	39,336		(1,558)	(1)	37,778
Amortization of acquired customer-based intangible assets	24,679		(24,679)	(2)	—
Special charges (recoveries)	15,902		(15,902)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	66,849	15.1%	62,146	(5)	128,995	29.1%
Other income (expense), net	1,652		(1,652)	(6)	—
Provision for (recovery of) income taxes	12,971		3,814	(7)	16,785
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	45,884		56,680	(8)	102,564
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.38		$0.46	(8)	$0.84

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 22% and a non-GAAP-based tax rate of 14%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as movements in FIN48 and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$102,564	$0.84
Less:
Amortization	41,826	0.34
Share-based compensation	4,418	0.04
Special charges (recoveries)	15,902	0.13
Other (income) expense, net	(1,652)	(0.01)
GAAP-based provision for (recovery of) income taxes	12,971	0.11
Non-GAAP based provision for income taxes	(16,785)	(0.15)
GAAP-based net income, attributable to OpenText	$45,884	$0.38

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2015
(in thousands except for per share data)

	Nine Months Ended March 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$174,959		$(581)	(1)	$174,378
Customer support	71,252		(632)	(1)	70,620
Professional service and other	136,332		(914)	(1)	135,418
Amortization of acquired technology-based intangible assets	58,548		(58,548)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	918,604	67.1%	60,675	(3)	979,279	71.5%
Operating expenses
Research and development	144,134		(1,831)	(1)	142,303
Sales and marketing	265,896		(6,587)	(1)	259,309
General and administrative	121,327		(5,395)	(1)	115,932
Amortization of acquired customer-based intangible assets	79,498		(79,498)	(2)	—
Special charges (recoveries)	4,032		(4,032)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	266,201	19.4%	158,018	(5)	424,219	31.0%
Other income (expense), net	(28,737)		28,737	(6)	—
Provision for (recovery of) income taxes	35,401		34,288	(7)	69,689
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	165,523		152,467	(8)	317,990
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.35		$1.24	(8)	$2.59

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as movements in FIN48 and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$317,990	$2.59
Less:
Amortization	138,046	1.12
Share-based compensation	15,940	0.13
Special charges (recoveries)	4,032	0.03
Other (income) expense, net	28,737	0.23
GAAP-based provision for (recovery of) income taxes	35,401	0.29
Non-GAAP based provision for income taxes	(69,689)	(0.56)
GAAP-based net income, attributable to OpenText	$165,523	$1.35

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2014
(in thousands except for per share data)

	Nine Months Ended March 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$79,692		$(145)	(1)	$79,547
Customer support	71,785		(547)	(1)	71,238
Professional service and other	145,898		(743)	(1)	145,155
Amortization of acquired technology-based intangible assets	51,712		(51,712)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	771,767	68.3%	53,147	(3)	824,914	73.0%
Operating expenses
Research and development	129,332		(1,906)	(1)	127,426
Sales and marketing	244,403		(6,200)	(1)	238,203
General and administrative	101,037		(6,166)	(1)	94,871
Amortization of acquired customer-based intangible assets	54,388		(54,388)	(2)	—
Special charges (recoveries)	25,901		(25,901)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	192,823	17.1%	147,708	(5)	340,531	30.1%
Other income (expense), net	2,838		(2,838)	(6)	—
Provision for (recovery of) income taxes	48,576		(3,216)	(7)	45,360
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	130,014		148,086	(8)	278,100
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.08		$1.24	(8)	$2.32

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 27% and a non-GAAP-based tax rate of 14%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as movements in FIN48 and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 14%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$278,100	$2.32
Less:
Amortization	106,100	0.88
Share-based compensation	15,707	0.13
Special charges (recoveries)	25,901	0.22
Other (income) expense, net	(2,838)	(0.02)
GAAP-based provision for (recovery of) income taxes	48,576	0.40
Non-GAAP based provision for income taxes	(45,360)	(0.37)
GAAP-based net income, attributable to OpenText	$130,014	$1.08

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2015	Change increase (decrease)	As of June 30, 2014
Cash and cash equivalents	$613,177	$185,287	$427,890
Marketable Securities*	$30,211	$30,211	$—
*The long-term portion of the marketable securities are included within "Other Assets" in the Condensed Consolidated Balance Sheets

	Nine Months Ended March 31,
(In thousands)	2015	Change	2014
Cash provided by operating activities	$391,214	$109,001	$282,213
Cash used in investing activities	$(390,169)	$749,937	$(1,140,106)
Cash provided by financing activities	$211,452	$(506,299)	$717,751
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
We do not have any material restrictions on repatriation of cash from foreign subsidiaries nor do we expect taxes on repatriation of cash held in foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.  As at March 31, 2015, we have provided $8.9 million (June 30, 2014-$7.6 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $109.0 million due to an increase in net income before the impact of non-cash items of $83.9 million and an increase in changes from working capital of $25.1 million. The increase in operating cash flow from changes in working capital of $25.1 million is primarily due to the net impact of the following changes: (i) $57.4 million relating to a lower accounts receivable balance, (ii) $14.6 million due to a lower prepaid and other current assets balance, and (iii) $1.3 million relating to a higher other assets balance, absent the impact of a $3.1 million non-cash pre-acquisition adjustment relating to the mark-to-market from our pre-acquisition investment in Actuate. These increases were offset by the net impact of the following changes: (i) $14.1 million relating to the net impact of changes in income taxes payable and deferred charges and credits, (ii) $13.3 million relating to a lower deferred revenue balance, and (iii) $20.8 million relating to a lower accounts payable and accrued liabilities balance. The changes in working capital were largely due to the increased scale of operations resulting from our GXS acquisition.
During the third quarter of Fiscal 2015 our Days Sales Outstanding (DSO) was 51 days compared to a DSO of 52 days during the third quarter of Fiscal 2014 and the per day impact of our DSO in the third quarters of Fiscal 2015 and Fiscal 2014 on our cash flows was $2.8 million and $2.9 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $749.9 million. This is primarily due to lower consideration for our acquisitions made during the first nine months of Fiscal 2015 than for our acquisitions made during the first nine months of Fiscal 2014, and proceeds of $7.1 million from the maturity of short-term investments acquired with the acquisition of Actuate.

These were partially offset by incremental additions to property and equipment of $32.1 million, and a $6.4 million increase in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows provided by financing activities decreased by $506.3 million. This is primarily due to the repayment of the outstanding balance of our Term Loan A during the third quarter of Fiscal 2015, a $9.5 million increase in dividend payments made to our shareholders, and a $6.8 million decrease in cash collected from the issuance of Common Shares. Additionally, we incurred approximately $2.0 million in additional debt issuance costs (see note 7 "Other Assets", and note 10 "Long-term Debt" to our Condensed Consolidated Financial Statements).
Cash Dividends
During the three and nine months ended March 31, 2015, we declared and paid cash dividends of $0.1725 per Common Share, and $0.5175 per Common Share, respectively, that totaled $21.1 million and $63.2 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
On January 15, 2015, we issued $800.0 million in aggregate principal amount of our 5.625% Senior Notes due 2023 (the Senior Notes) in a private placement to initial purchasers in connection with offerings pursuant to Rule 144A and Regulation S under the Securities Act. The Senior Notes bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The Senior Notes will mature on January 15, 2023, unless earlier redeemed in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount of the Senior Notes plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of the Senior Notes, on one or more occasions, prior to January 15, 2018, using the net proceeds from certain qualified equity offerings at a redemption price of 105.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasion, redeem the Senior Notes, in whole or in part, at any time on and after January 15, 2018 at the applicable redemption prices set forth in the indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as U.S. trustee, and Citi Trust Company Canada, as Canadian Trustee (the Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of changes of control triggering events specified in the Indenture, we will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the subsidiary guarantors without such subsidiary becoming a subsidiary guarantor of the Senior Notes; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the Indenture. The indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding notes to be due and payable immediately.
The Senior Notes are initially guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under the Revolver and Term Loan B (each defined below). The Senior Notes and the guarantees rank equally in right of payment with all of our and our subsidiary guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our subsidiary guarantors’ future subordinated debt. The Senior Notes and the guarantees will be effectively subordinated to all of ours and our guarantors’ existing and future secured debt, including the obligations under the Revolver and Term Loan B, to the extent of the value of the assets securing such secured debt.

On January 15, 2015, we used a portion of the net proceeds of the offering of the Senior Notes to repay in full the outstanding Term Loan A (as defined below). We have added the remaining net proceeds of the offering to our cash balances for general corporate purposes, including potential future acquisitions.
The foregoing description of the Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2015.
Term Loan A and Revolver
Prior to January 15, 2015, one of our credit facilities consisted of a $600 million term loan facility (Term Loan A) and a $300 million committed revolving credit facility (the Revolver and, together with Term Loan A, the 2011 Credit Agreement).
On January 15, 2015, concurrently with the closing of the offering of the Senior Notes, we used a portion of the net proceeds from the offering of the Senior Notes to repay in full the outstanding balance of our Term Loan A.
On January 15, 2015, concurrently with the closing of the offering of the Senior Notes and effective upon the repayment in full of Term Loan A with a portion of the net proceeds of the offering, the 2011 Credit Agreement was amended and restated as described in the second amendment to the 2011 Credit Agreement to, among other things, remove the provisions related to Term Loan A and modify certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, replace the covenants to maintain a “consolidated leverage” ratio of no more than 3:1 and a “consolidated interest coverage” ratio of 3:1 or more with a covenant to maintain a “consolidated net leverage” ratio of no more than 4:1, and make other changes, in each case, generally to conform with Term Loan B, as further described below.  Borrowings under  the Revolver are secured by a first charge over substantially all of our assets, and as of January 16, 2014, on a pari passu basis with Term Loan B (as defined below). As part of the second amendment to the 2011 Credit Agreement, the commitments available under the Revolver was increased to $300 million from $100 million. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of March 31, 2015, we have not drawn any amounts on the Revolver.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of March 31, 2015, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2015, our consolidated net leverage ratio was 1.6:1.

For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Mortgage
We currently have an "open" mortgage with a bank where we can pay all or a portion of the mortgage on or before August 1, 2015. The original principal amount of the mortgage was Canadian $15.0 million and interest accrues monthly at a variable rate of Canadian prime plus 0.50%. Principal and interest are payable in monthly installments of Canadian $0.1 million with a final lump sum principal payment due on maturity. The mortgage is secured by a lien on our headquarters in Waterloo, Ontario, Canada. We entered into this mortgage in December 2005. As of March 31, 2015, the carrying value of the mortgage was $7.8 million. As of March 31, 2015, the carrying value of the Waterloo building that secures the mortgage was $15.5 million.
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
Pensions
As of March 31, 2015, our total unfunded pension plan obligations were $65.4 million, of which $1.4 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2015 (three months ended June 30)	$137	$189	$6
2016	557	780	27
2017	596	841	36
2018	641	909	47
2019	717	947	75
2020 to 2024	5,324	4,875	1,298
Total	$7,972	$8,541	$1,489
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2015, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
(In thousands)	Total	April 1, 2015— June 30, 2015	July 1, 2015— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019 and beyond
Long-term debt obligations*	$2,104,616	$8,707	$165,195	$156,417	$1,774,297
Operating lease obligations**	212,250	13,057	83,577	57,310	58,306
Purchase obligations	18,415	3,173	14,421	821	—
	$2,335,281	$24,937	$263,193	$214,548	$1,832,603
*Long-term debt obligations include the Senior Notes issued on January 15, 2015.

**Net of $3.2 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on the Senior Notes, credit facilities, and a mortgage on our headquarters in Waterloo, Ontario, Canada. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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
Contingencies
EasyLink Services International Corporation (EasyLink) and its United States subsidiaries were assessed by the New York State Department of Taxation and Finance for the potential applicability of telecommunications excise and franchise taxes to its New York State revenues for certain pre-acquisition EasyLink revenue. As of March 31, 2015 a settlement was reached with the New York State Department of Taxation and Finance for $2.8 million, which was paid during the three months ended March 31, 2015.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.2 million as of March 31, 2015. We currently have in place a bank guarantee in the amount of $3.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $6.2 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan B.
As of March 31, 2015, we had an outstanding balance of $790.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of March 31, 2015, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.9 million, assuming that the loan balance as of March 31, 2015 is outstanding for the entire period.
At June 30, 2014, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan B by approximately $8.0 million, assuming that the loan balance was outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at March 31, 2015, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.8 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2015 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2015	U.S. Dollar Equivalent at June 30, 2014
Euro	$66,979	$85,729
British Pound	29,323	24,552
Canadian Dollar	10,458	6,182
Swiss Franc	8,246	11,735
Other foreign currencies	54,275	60,791
Total cash and cash equivalents denominated in foreign currencies	169,281	188,989
U.S. dollar	443,896	238,901
Total cash and cash equivalents	$613,177	$427,890
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $16.9 million (June 30, 2014—$18.9 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/15 to 03/31/15	—	$—	—	—
02/01/15 to 02/28/15	22,222	$56.28	—	—
03/01/15 to 03/31/15	—	$—	—	—
Total	22,222	$56.28	—	—
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
Date: April 28, 2015

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Chief Financial Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)