Form 10-K/A
period 2015-06-30
OPEN TEXT CORP
filed 2015-07-31
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________
FORM 10-K/A
(Amendment No. 1)
________________________

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“Original Form 10-K”) filed with the Securities and Exchange Commission ("SEC") on July 29, 2015.  In the Original Form 10-K, we inadvertently omitted “/s/ KPMG LLP” on the signature line in each of the documents titled “Report of Independent Registered Public Accounting Firm” (the "Audit Reports”).
 This Form 10-K/A is being filed to include the inadvertently omitted conformed signature of KPMG LLP in the Audit Reports relating to the consolidated financial statements and the effectiveness of internal control over financial reporting. No other changes were made to the Audit Reports. Also, no other changes have been made to the Original Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Original Form 10-K.
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
3) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K/A or are incorporated by reference to exhibits previously filed with the SEC.

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

10.23*	Employment Agreement, dated September 11, 2014, between Lisa Zangari and the Company. (27)
10.24*	Employment Agreement, dated October 13, 2014, between David Jamieson and the Company. (27)
12.1	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferences (27)

18.1
Preferability letter dated February 2, 2012 from the Company's auditors, KPMG LLP, regarding a change in the Company's accounting policy relating to the income statement classification of tax related interest and penalties. (13)

21.1	List of the Company's Subsidiaries. (27)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

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

(2)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2001 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 28, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 29, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 13, 2004 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 27, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 3, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 20, 1999 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on September 12, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 26, 2008 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on April 30, 2010 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on November 9, 2011 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on February 2, 2012 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 3, 2012 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 2, 2012 and incorporated herein by reference.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 1, 2012 and incorporated herein by reference.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on January 25, 2013 and incorporated herein by reference.

(18)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on August 1, 2013 and incorporated herein by reference.

(19)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on September 26, 2013 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Company's Current Report on Form 8-K/A, as filed with the SEC on November 6, 2013 and incorporated herein by reference.

(21)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 20, 2013 and incorporated herein by reference.

(22)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 16, 2014 and incorporated herein by reference.

(23)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 31, 2014 and incorporated herein by reference.

(24)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 5, 2014 and incorporated herein by reference.

(25)	Filed as an exhibit to the Company's Current Report on Form 8-K, as fined with the SEC on December 23, 2014 and incorporated herein by reference.

(26)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 15, 2015 and incorporated herein by reference.

(27)	Filed as an Exhibit to the Company's Annual Report on Form 10-K (Original Form 10-K), as filed with the SEC on July 29, 2015 and incorporated herein by reference.

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
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Annual Report on Form 10-K/A based upon the year in which the grants are expected to vest.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K/A, such aggregated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
Please also see "Risk Factors" included in the Original Form 10-K as filed with the SEC on July 29, 2015.
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
Date: July 31, 2015

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
OPEN TEXT CORPORATION
Date: July 31, 2015

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Chief Financial Officer (Principal Financial Officer)
/s/ SUJEET KINI
Sujeet Kini Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Director, President and Chief Executive Officer (Principal Executive Officer)	July 31, 2015
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	July 31, 2015
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	July 31, 2015
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	July 31, 2015
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	July 31, 2015
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	July 31, 2015
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	July 31, 2015
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	July 31, 2015
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	July 31, 2015
Katharine B. Stevenson