Form 10-Q
period 2015-09-30
OPEN TEXT CORP
filed 2015-10-28
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 26, 2015, there were 121,351,776 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$690,785	$699,999
Short-term investments	18,022	11,166
Accounts receivable trade, net of allowance for doubtful accounts of $5,437 as of September 30, 2015 and $5,987 as of June 30, 2015 (note 3)	233,947	284,131
Income taxes recoverable (note 14)	20,000	21,151
Prepaid expenses and other current assets	47,099	53,191
Deferred tax assets (note 14)	31,250	30,711
Total current assets	1,041,103	1,100,349
Property and equipment (note 4)	163,179	160,419
Goodwill (note 5)	2,161,592	2,161,592
Acquired intangible assets (note 6)	631,791	679,479
Deferred tax assets (note 14)	150,861	155,411
Other assets (note 7)	74,570	85,576
Deferred charges (note 8)	33,501	37,265
Long-term income taxes recoverable (note 14)	8,393	8,404
Total assets	$4,264,990	$4,388,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$189,329	$241,370
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	323,470	358,066
Income taxes payable (note 14)	15,996	17,001
Deferred tax liabilities (note 14)	71	997
Total current liabilities	536,866	625,434
Long-term liabilities:
Accrued liabilities (note 9)	29,579	34,682
Deferred credits (note 8)	11,796	12,943
Pension liability (note 11)	55,737	56,737
Long-term debt (note 10)	1,578,000	1,580,000
Deferred revenues	27,542	28,223
Long-term income taxes payable (note 14)	151,306	151,484
Deferred tax liabilities (note 14)	64,066	69,185
Total long-term liabilities	1,918,026	1,933,254
Shareholders’ equity:
Share capital (note 12)
121,351,776 and 122,293,986 Common Shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively; Authorized Common Shares: unlimited	806,424	808,010
Additional paid-in capital	132,733	126,417
Accumulated other comprehensive income	51,884	51,828
Retained earnings	838,494	863,015
Treasury stock, at cost (625,725 shares at September 30, 2015 and 625,725 at June 30, 2015, respectively)	(19,986)	(19,986)
Total OpenText shareholders' equity	1,809,549	1,829,284
Non-controlling interests	549	523
Total shareholders’ equity	1,810,098	1,829,807
Total liabilities and shareholders’ equity	$4,264,990	$4,388,495
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:
License	$51,331	$58,195
Cloud services and subscriptions	147,790	154,053
Customer support	185,667	183,906
Professional service and other	49,747	57,633
Total revenues	434,535	453,787
Cost of revenues:
License	2,681	2,997
Cloud services and subscriptions	58,916	59,577
Customer support	20,508	22,963
Professional service and other	38,064	43,197
Amortization of acquired technology-based intangible assets (note 6)	19,883	18,206
Total cost of revenues	140,052	146,940
Gross profit	294,483	306,847
Operating expenses:
Research and development	46,440	44,742
Sales and marketing	77,945	81,041
General and administrative	35,569	35,743
Depreciation	12,914	12,242
Amortization of acquired customer-based intangible assets (note 6)	27,805	25,884
Special charges (note 17)	17,337	4,169
Total operating expenses	218,010	203,821
Income from operations	76,473	103,026
Other expense, net	(4,913)	(9,873)
Interest and other related expense, net	(19,046)	(11,099)
Income before income taxes	52,514	82,054
Provision for income taxes (note 14)	11,202	17,402
Net income for the period	$41,312	$64,652
Net income attributable to non-controlling interests	(26)	(26)
Net income attributable to OpenText	$41,286	$64,626
Earnings per share—basic attributable to OpenText (note 20)	$0.34	$0.53
Earnings per share—diluted attributable to OpenText (note 20)	$0.34	$0.53
Weighted average number of Common Shares outstanding—basic	122,160	121,918
Weighted average number of Common Shares outstanding—diluted	122,640	122,861
Dividends declared per Common Share	$0.2000	$0.1725
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Net income for the period	$41,312	$64,652
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	1,723	3,105
Unrealized gain (loss) on cash flow hedges:
Unrealized loss	(3,390)	(2,900)
Loss reclassified into net income	512	53
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)	1,113	(3,118)
Amortization of actuarial loss into net income	83	121
Unrealized gain on short-term investments	15	—
Unrealized loss on marketable securities (Actuate)	—	(494)
Total other comprehensive income (loss), net, for the period	56	(3,233)
Total comprehensive income	41,368	61,419
Comprehensive income attributable to non-controlling interests	(26)	(26)
Total comprehensive income attributable to OpenText	$41,342	$61,393

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income for the period	$41,312	$64,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	60,602	56,332
Share-based compensation expense	6,533	4,449
Excess tax expense (benefits) on share-based compensation expense	216	(395)
Pension expense	1,167	1,220
Amortization of debt issuance costs	1,156	1,143
Amortization of deferred charges and credits	2,617	2,631
Deferred taxes	(4,184)	(1,545)
Changes in operating assets and liabilities:
Accounts receivable	52,106	55,543
Prepaid expenses and other current assets	5,834	(149)
Income taxes	3,797	17,806
Accounts payable and accrued liabilities	(48,322)	(34,139)
Deferred revenue	(32,393)	(26,755)
Other assets	2,281	(2,262)
Net cash provided by operating activities	92,722	138,531
Cash flows from investing activities:
Additions of property and equipment	(17,197)	(30,235)
Proceeds from maturity of short-term investments	2,255	—
Purchase of Actuate Corporation, net of cash acquired	(7,701)	—
Purchase of Informative Graphics Corporation, net of cash acquired	(88)	—
Purchase of ICCM Professional Services Limited, net of cash acquired	(2,027)	—
Purchase consideration for prior period acquisitions	—	(222)
Other investing activities	(926)	(7,374)
Net cash used in investing activities	(25,684)	(37,831)
Cash flows from financing activities:
Excess tax (expense) benefits on share-based compensation expense	(216)	395
Proceeds from issuance of Common Shares	5,252	7,099
Common Shares repurchased	(50,026)	—
Repayment of long-term debt	(2,000)	(13,417)
Debt issuance costs	—	(183)
Payments of dividends to shareholders	(23,312)	(21,045)
Net cash used in financing activities	(70,302)	(27,151)
Foreign exchange loss on cash held in foreign currencies	(5,950)	(8,953)
Increase (decrease) in cash and cash equivalents during the period	(9,214)	64,596
Cash and cash equivalents at beginning of the period	699,999	427,890
Cash and cash equivalents at end of the period	$690,785	$492,486
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2015
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2015, were 90%, 85% and 81% owned, respectively, by OpenText.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ending June 30, 2016; (ii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ending June 30, 2015; (iii) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ending June 30, 2014; and (iv) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013.
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation including the reclassification related to a change in the method of allocating operating expenses within the Company. As a result of such reclassifications, the following expenses have been reclassified for the three months ended September 30, 2014 as follows:

Three Months Ended September 30,
2014
Reclassifications within cost of revenue
Decrease to cost of revenue - Cloud services and subscriptions	$(328)
Decrease to cost of revenue - Customer support	(249)
Decrease to cost of revenue - Professional services and other	(352)
Reclassifications within operating expenses
Decrease to operating expense - General and administrative	(13)
Increase to operating expense - Sales and marketing	942

Starting in the fourth quarter of Fiscal 2015, we combined revenues from cloud services and revenues from subscriptions into one line item named "Cloud services and subscriptions" revenue. In addition, we reclassified certain license revenue, customer support revenue and professional services revenue to “Cloud services and subscriptions” revenue to better align the nature of revenues that are now depicted under  “Cloud services and subscriptions” revenue. As a result, revenue and cost of revenues previously reflected in "License", "Customer support" and "Professional services and other" were reclassified to

“Cloud services and subscriptions”. These revenues and expenses have been reclassified in the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 to conform with the current period presentation as follows:

Three Months Ended September 30,
2014
Reclassifications within revenue
Decrease to License	$(420)
Decrease to Professional services and other	(3,627)
Increase to Cloud services and subscriptions	4,047
Reclassifications within cost of revenue
Decrease to cost of revenue - License	$(91)
Decrease to cost of revenue - Customer support	(6)
Decrease to cost of revenue - Professional services and other	(1,812)
Increase to cost of revenue - Cloud services and subscriptions	1,909
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This update amended Accounting Standards Codification (ASC) Topic 805 “Business Combinations” to simplify the presentation of adjustments identified during the measurement period of a business combination. ASU 2015-16 requires that the acquirer record, in the reporting period in which the adjustment amounts are determined, the effect on earnings of changes in depreciation, amortization or their income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for our fiscal year ending June 30, 2017. The adoption of ASU 2015-16 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). This update amended the ASC Subtopic 835-30, "Interest - Imputation of Interest" to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for our fiscal year ending June 30, 2017, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015 the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our Condensed Consolidated Financial Statements.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2015	5,987
Bad debt expense	558
Write-off /adjustments	(1,108)
Balance as of September 30, 2015	$5,437
Included in accounts receivable are unbilled receivables in the amount of $23.1 million as of September 30, 2015 (June 30, 2015—$26.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$18,634	$(11,721)	$6,913
Office equipment	1,559	(902)	657
Computer hardware	114,273	(76,844)	37,429
Computer software	38,561	(19,348)	19,213
Capitalized software development costs	42,747	(9,346)	33,401
Leasehold improvements	56,659	(31,062)	25,597
Land and buildings	47,510	(7,541)	39,969
Total	$319,943	$(156,764)	$163,179

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$17,571	$(11,334)	$6,237
Office equipment	1,532	(879)	653
Computer hardware	110,076	(72,479)	37,597
Computer software	37,981	(17,525)	20,456
Capitalized software development costs	38,576	(7,353)	31,223
Leasehold improvements	53,391	(29,458)	23,933
Land and buildings	47,525	(7,205)	40,320
Total	$306,652	$(146,233)	$160,419
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2015:

Balance as of June 30, 2015	$2,161,592
Adjustments relating to prior acquisitions	—
Balance as of September 30, 2015	$2,161,592

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$385,363	$(187,384)	$197,979
Customer Assets	699,325	(265,513)	433,812
Total	$1,084,688	$(452,897)	$631,791

	As of June 30, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$428,724	$(210,862)	$217,862
Customer Assets	716,525	(254,908)	461,617
Total	$1,145,249	$(465,770)	$679,479
The above balances as of September 30, 2015 have been adjusted to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the three months ended September 30, 2015. The impact of this resulted in a reduction of $43.4 million related to Technology Assets and $17.2 million related to Customer Assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2016 (nine months ended June 30)	$133,765
2017	164,266
2018	151,573
2019	124,404
2020	57,011
2021 and beyond	772
Total	$631,791

NOTE 7—OTHER ASSETS

	As of September 30, 2015	As of June 30, 2015
Debt issuance costs	$29,474	$30,630
Deposits and restricted cash	11,736	12,137
Deferred implementation costs	13,225	13,736
Cost basis investments	11,964	11,386
Marketable securities	—	9,108
Long-term prepaid expenses and other long-term assets	8,171	8,579
Total	$74,570	$85,576
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and Senior Notes (as defined in note 10 below), and are being amortized over the respective terms of the Term Loan B, the Revolver, and Senior Notes (see note 10).
Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.

Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. As of September 30, 2015, all of our marketable securities are recorded as short-term investments.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2015	As of June 30, 2015
Accounts payable—trade	$11,639	$15,558
Accrued salaries and commissions	53,991	83,888
Accrued liabilities	93,575	107,870
Accrued interest on Senior Notes	9,375	20,625
Amounts payable in respect of restructuring and other Special charges (note 17)	18,351	12,065
Asset retirement obligations	2,398	1,364
Total	$189,329	$241,370
Long-term accrued liabilities

	As of September 30, 2015	As of June 30, 2015
Amounts payable in respect of restructuring and other Special charges (note 17)	$1,769	$2,034
Other accrued liabilities*	20,881	24,826
Asset retirement obligations	6,929	7,822
Total	$29,579	$34,682
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of September 30, 2015, the present value of this obligation was $9.3 million (June 30, 2015—$9.2 million), with an undiscounted value of $10.1 million (June 30, 2015—$9.8 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2015	As of June 30, 2015
Total debt
Senior Notes	$800,000	$800,000
Term Loan B	786,000	788,000
	1,586,000	1,588,000
Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$1,578,000	$1,580,000
Senior Unsecured Fixed Rate Notes
On January 15, 2015, we issued $800 million in aggregate principal amount of 5.625% Senior Notes due 2023 (Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes will mature on January 15, 2023, unless earlier redeemed, in accordance with their terms, or repurchased.
For the three months ended September 30, 2015, we recorded interest expense of $11.3 million relating to Senior Notes.
Term Loan B
In connection with the acquisition of GXS Group, Inc. (GXS), on January 16, 2014, we entered into a credit facility, which provides for a $800 million term loan facility (Term Loan B).
Borrowings under Term Loan B are secured by a first charge over substantially all of our assets on a pari passu basis with the Revolver (defined below). We entered into Term Loan B and borrowed the full amount on January 16, 2014.
Term Loan B has a seven year term and repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. Borrowings under Term Loan B currently bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%.
For the three months ended September 30, 2015, we recorded interest expense of $6.5 million relating to Term Loan B (three months ended September 30, 2014—$6.6 million).
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of September 30, 2015, we have not drawn any amounts on the Revolver.

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$25,916	$575	$25,341
GXS Germany defined benefit plan	21,732	773	20,959
GXS Philippines defined benefit plan	6,828	28	6,800
Other plans	2,814	177	2,637
Total	$57,290	$1,553	$55,737

	As of June 30, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$26,091	$575	$25,516
GXS Germany defined benefit plan	22,420	774	21,646
GXS Philippines defined benefit plan	7,025	26	6,999
Other plans	2,751	175	2,576
Total	$58,287	$1,550	$56,737

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2015, there is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
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
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which had a fair value of approximately $28.0 thousand as of September 30, 2015, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2015				As of June 30, 2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$26,091	$22,420	$7,025	$55,536	$29,344	$24,182	$5,276	$58,802
Service cost	107	103	427	637	452	360	1,518	2,330
Interest cost	154	128	81	363	735	625	289	1,649
Benefits paid	(118)	(189)	(46)	(353)	(495)	(793)	(78)	(1,366)
Actuarial (gain) loss	(298)	(723)	(394)	(1,415)	1,676	2,701	201	4,578
Foreign exchange (gain) loss	(20)	(7)	(265)	(292)	(5,621)	(4,655)	(181)	(10,457)
Benefit obligation—end of period	25,916	21,732	6,828	54,476	26,091	22,420	7,025	55,536
Less: Current portion	(575)	(773)	(28)	(1,376)	(575)	(774)	(26)	(1,375)
Non-current portion of benefit obligation	$25,341	$20,959	$6,800	$53,100	$25,516	$21,646	$6,999	$54,161

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2015				2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$107	$103	$427	$637	$122	$80	$340	$542
Interest cost	154	128	81	363	199	190	67	456
Amortization of actuarial gains and losses	107	—	—	107	109	—	—	109
Net pension expense	$368	$231	$508	$1,107	$430	$270	$407	$1,107

In determining the fair value of the pension plan benefit obligations as of September 30, 2015 and June 30, 2015, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2015			As of June 30, 2015
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	7.00%	2.00%	2.00%	7.00%
Pension increases	1.75%	2.00%	4.00%	1.75%	2.00%	3.50%
Discount rate	2.42%	2.64%	4.75%	2.36%	2.54%	4.75%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (nine months ended June 30)	$431	$518	$21
2017	615	703	32
2018	661	783	43
2019	733	836	88
2020	803	882	76
2021 to 2025	5,240	4,795	1,182
Total	$8,483	$8,517	$1,442
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2015, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2000 per Common Share, in the aggregate amount of $23.3 million, which we paid during the same period.
For the three months ended September 30, 2014, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1725 per Common Share, in the aggregate amount of $21.0 million.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock

Repurchase
During the three months ended September 30, 2015 and 2014, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans.
Reissuance
During the three months ended September 30, 2015 and 2014, we did not reissue any Common Shares from treasury stock.
Share Repurchase Plan
On July 28, 2015, our Board of Directors authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three months ended September 30, 2015, we repurchased and cancelled approximately 1.1 million OpenText Common Shares for approximately $50.0 million under our Share Repurchase Plan (three months ended September 30, 2014—nil). Of the $50.0 million repurchased, $42.5 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.
As of September 30, 2015, approximately $150.0 million remained available for repurchase under the Share Repurchase Plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2015	2014
Stock options	$3,664	$2,569
Performance Share Units (issued under LTIP)	620	591
Restricted Share Units (issued under LTIP)	1,234	743
Restricted Share Units (other)	381	75
Deferred Share Units (directors)	634	471
Total share-based compensation expense	$6,533	$4,449
Summary of Outstanding Stock Options
As of September 30, 2015, options to purchase an aggregate of 4,437,690 Common Shares were outstanding and 2,812,143 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for three months ended September 30, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2015	4,375,365	$42.26
Granted	348,460	45.73
Exercised	(145,700)	29.27
Forfeited or expired	(140,435)	46.59
Outstanding at September 30, 2015	4,437,690	$42.82	4.99	$27,343
Exercisable at September 30, 2015	1,308,414	$33.81	3.71	$16,793

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2015	2014
Weighted–average fair value of options granted	$11.23	$14.30
Weighted-average assumptions used:
Expected volatility	33%	32%
Risk–free interest rate	1.48%	1.51%
Expected dividend yield	1.63%	1.15%
Expected life (in years)	4.33	4.34
Forfeiture rate (based on historical rates)	5%	5%
Average exercise share price	$45.73	$56.33
As of September 30, 2015, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $33.2 million, which will be recognized over a weighted-average period of approximately 2.5 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2015, cash in the amount of $4.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2015 from the exercise of options eligible for a tax deduction was $0.2 million.
For the three months ended September 30, 2014, cash in the amount of $6.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2014 from the exercise of options eligible for a tax deduction was $0.5 million.
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the satisfaction of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2015 LTIP
Grants made in Fiscal 2013 under the LTIP (collectively referred to as Fiscal 2015 LTIP), took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. Awards under the Fiscal 2015 LTIP will be issued in the second quarter of Fiscal 2016 in accordance with our insider trading policy, which states in part, that stock awards may not be issued while a "trading window" is closed. We expect to settle the Fiscal 2015 LTIP awards in stock.
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
Fiscal 2018 LTIP
Grants made in Fiscal 2016 under the LTIP (collectively referred to as Fiscal 2018 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2016 starting on August 23, 2015. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2018 LTIP. We expect to settle the Fiscal 2018 LTIP awards in stock.
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
As of September 30, 2015, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $20.6 million, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Share Units (RSUs)
During the three months ended September 30, 2015, we did not grant any RSUs to employees in accordance with employment agreements (three months ended September 30, 2014—12,500). The RSUs will vest equally over three years from the respective date of grants. We expect to settle the awards in stock.
Deferred Stock Units (DSUs)
During the three months ended September 30, 2015, we granted 556 DSUs to certain non-employee directors (three months ended September 30, 2014—398). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
During the three months ended September 30, 2015, cash in the amount of approximately $1.0 million, was received from employees that will be used to purchase Common Shares in future periods (three months ended September 30, 2014—$0.8 million).
We recently implemented a number of amendments to our ESPP, including increasing the purchase price discount from 5% to 15% and permitting Common Shares to be purchased on the open market by the trustee of a trust, or by an agent or broker designated by an administrator, and transferred to eligible employees under the ESPP, as an alternative to the issuance of Common Shares from treasury (the Amendments). The Amendments were subsequently approved by shareholders at the annual and special meeting held on October 2, 2015, and will apply to purchase periods commencing on or after January 1, 2016 unless otherwise determined by our Board of Directors or the compensation committee of the Board.

NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2015— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,057,210	$47,893	$156,944	$155,957	$1,696,416
Operating lease obligations*	220,777	35,822	75,841	53,108	56,006
Purchase obligations	13,108	6,952	5,834	322	—
	$2,291,095	$90,667	$238,619	$209,387	$1,752,422
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
Contingencies
As we have previously disclosed, the United States Internal Revenue Services (IRS) is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
As part of these examinations, on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on our discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due.
We strongly disagree with the IRS’ position and intend to vigorously contest the proposed adjustments to our taxable income. We are examining various alternatives available to taxpayers to contest the proposed adjustments. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any material accruals in respect of these examinations in our Condensed Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $1.9 million as of September 30, 2015. We currently have in place a bank guarantee in the amount of $2.9 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.6 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.5 million to cover our anticipated financial exposure in this matter.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2015.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the three months ended September 30, 2015, and 2014, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2015	2014
Interest expense	$1,777	$2,004
Penalties expense (recoveries)	(130)	48
Total	$1,647	$2,052
As of September 30, 2015 and June 30, 2015, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2015	As of June 30, 2015
Interest expense accrued *	$29,959	$28,827
Penalties accrued *	$4,618	$5,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2015, could decrease tax expense in the next 12 months by $15.6 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

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
As at September 30, 2015, we have provided $12.6 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) remained relatively stable at 21.3% for the three months ended September 30, 2015, compared to 21.2% for the three months ended September 30, 2014. Our tax expense however, decreased by $6.2 million primarily as the result of (i) lower net income, having an impact of $5.4 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $2.2 million. These impacts were partially offset by an increase in valuation allowance in the amount of $1.3 million. The remainder of the differences are due to normal course movements and non-material items.
NOTE 15—FAIR VALUE MEASUREMENT
ASC Topic 820 “Fair Value Measurement” (Topic 820) defines fair value, establishes a framework for measuring fair value, and addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Corporate bonds*	18,022	n/a	18,022	n/a	20,274	n/a	20,274	n/a
Derivative financial instrument asset (note 16)	n/a	n/a	n/a	n/a	273	n/a	273	n/a
	$18,022	n/a	$18,022	n/a	$20,547	n/a	$20,547	n/a

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(3,643)	n/a	$(3,643)	n/a	$—	n/a	$—	n/a
	$(3,643)	n/a	$(3,643)	n/a	$—	n/a	$—	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2015 and 2014, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2015 and 2014, we did not have any transfers between Level 1, Level 2 or Level 3.
Marketable Securities
Marketable Securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.

A summary of our marketable securities outstanding as of September 30, 2015 and June 30, 2015 is as follows:

	As of September 30, 2015				As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Corporate bonds	$18,019	$5	$(2)	$18,022	$20,286	$2	$(14)	$20,274
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2015, is recorded within “Accounts payable and accrued liabilities”.
As of September 30, 2015, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $65.0 million (June 30, 2015—$76.4 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of September 30, 2015	As of June 30, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(3,643)	$273

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(4,612)	Operating expenses	$(696)	N/A	—

Three Months Ended September 30, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(3,946)	Operating expenses	$(72)	N/A	—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other similar charges.

	Three Months Ended September 30,
	2015	2014
Fiscal 2015 Restructuring Plan	$15,474	$—
OpenText/GXS Restructuring Plan	(152)	2,806
Restructuring Plans prior to OpenText/GXS Restructuring Plan	—	87
Acquisition-related costs	177	436
Other charges (recoveries)	1,838	840
Total	$17,337	$4,169
Fiscal 2015 Restructuring Plan
In the third quarter of Fiscal 2015 and in the context of the acquisition of Actuate Corporation (Actuate), we began to implement restructuring activities to streamline our operations (OpenText/Actuate Restructuring Plan). We subsequently announced, on May 20, 2015 that we were initiating a restructuring program in conjunction with organizational changes to support our cloud strategy and drive further operational efficiencies. These charges are combined with the OpenText/Actuate Restructuring Plan (collectively referred to as the Fiscal 2015 Restructuring Plan) and are presented below. The Fiscal 2015 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

As of September 30, 2015, we expect total costs to be incurred in conjunction with the Fiscal 2015 Restructuring Plan to be approximately $32.0 to $35.0 million, of which $23.7 million has already been recorded within Special charges to date. We expect the Fiscal 2015 Restructuring Plan to be substantially completed by the end of Fiscal 2016.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2015 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$3,842	$2,126	$5,968
Accruals and adjustments	15,084	390	15,474
Cash payments	(7,657)	(401)	(8,058)
Foreign exchange	(470)	597	127
Balance as of September 30, 2015	$10,799	$2,712	$13,511
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
Since the inception of the plan $27.3 million has been recorded within Special charges. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2015 are shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$2,846	$4,436	$7,282
Accruals and adjustments	(156)	1	(155)
Cash payments	(328)	(847)	(1,175)
Foreign exchange	128	(23)	105
Balance as of September 30, 2015	$2,490	$3,567	$6,057
Acquisition-related costs
Included within "Special charges" for the three months ended September 30, 2015 are costs incurred directly in relation to acquisitions in the amount of $0.2 million (September 30, 2014—$0.2 million). We incurred no costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization during the three months ended September 30, 2015 (September 30, 2014—$0.2 million).
Other charges (recoveries)
For the three months ended September 30, 2015, "Other charges (recoveries)" primarily includes (i) a recovery of $0.2 million relating to certain pre-acquisition tax liabilities becoming statute barred and (ii) a recovery of $0.2 million relating to interest released on certain pre-acquisition liabilities. These recoveries were offset by charges of $1.9 million relating to a one-time, ERP implementation project in which the Company is currently involved. The remaining amounts relate to miscellaneous other charges.
Included within "Other charges (recoveries)" for the three months ended September 30, 2014 is a charge of $0.8 million relating to certain pre-acquisition tax liabilities, the associated interest accrual, and miscellaneous integration costs.

NOTE 18—ACQUISITIONS
Fiscal 2015 Acquisitions
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
The results of operations of Actuate were consolidated with those of OpenText beginning January 16, 2015.
The following tables summarize the preliminary consideration paid for Actuate and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration*	$322,417
Fair value, at date of acquisition, on shares of Actuate already owned through open market purchases	9,539
Preliminary purchase consideration	$331,956
*Inclusive of $0.5 million accrued for but unpaid as of September 30, 2015.
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
We recognized a gain of $3.1 million as a result of remeasuring to fair value our investment in Actuate held before the date of acquisition. The gain was included in "Other income" in our Consolidated Financial Statements during the year ended June 30, 2015.
Informative Graphics Corporation
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software. Total consideration for IGC was $40.0 million ($38.7 million - net of cash acquired), of which $36.5 million was paid in cash, and $3.5 million is currently held back and unpaid in accordance with the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to engineer solutions that further increase a user's experience within our OpenText EIM Suite.
The finalization of the purchase price allocation is pending the determination of the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities. We expect to finalize this determination on or before December 31, 2015.
The results of operations of IGC were consolidated with those of OpenText beginning January 2, 2015.

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2015		2014
Cash paid during the period for interest	$29,294	*	$10,512
Cash received during the period for interest	$283		$649
Cash paid during the period for income taxes	$7,405		$(2,548)	**
*We issued Senior Notes on January 16, 2015. Interest owing on Senior Notes is payable semi-annually, with the first payment of $22.5 million made on July 15, 2015 (see note 10).
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

	Three Months Ended September 30,
	2015	2014
Basic earnings per share
Net income attributable to OpenText	$41,286	$64,626
Basic earnings per share attributable to OpenText	$0.34	$0.53
Diluted earnings per share
Net income attributable to OpenText	$41,286	$64,626
Diluted earnings per share attributable to OpenText	$0.34	$0.53
Weighted-average number of shares outstanding
Basic	122,160	121,918
Effect of dilutive securities	480	943
Diluted	122,640	122,861
Excluded as anti-dilutive*	2,547	1,636
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
During the three months ended September 30, 2015, Mr. Stephen Sadler, a director, earned $6.0 thousand (September 30, 2014—$4.0 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on October 28, 2015, a dividend of $0.20 per Common Share. The record date for this dividend is November 27, 2015 and the payment date is December 18, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Daegis Inc.
On October 8, 2015, the Company announced a definitive agreement to acquire all outstanding shares of Daegis Inc. (Daegis), a global information governance, data migration solutions and development company, for $0.82 per share in cash, for a total value of approximately $13.5 million. The transaction is expected to close in the second quarter of Fiscal 2016.

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
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2015 compared with the three months ended September 30, 2014, unless otherwise noted.
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.
EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market. We are an independent company providing a comprehensive suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to increase customer satisfaction, improve collaboration with partners, address the legal and business requirements associated with information governance, and aim to ensure that information remains secure and private, as demanded in today's highly regulated climate.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of September 30, 2015, employed approximately 8,100 people worldwide.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $434.5 million, down 4.2% over the same period in the prior fiscal year.

•	Total recurring revenue was $383.2 million, down 3.1% over the same period in the prior fiscal year.

•	Cloud services and subscription revenue was $147.8 million, down 4.1% over the same period in the prior fiscal year.

•	License revenue was $51.3 million, down 11.8% over the same period in the prior fiscal year.

•	GAAP-based EPS, diluted, was $0.34 compared to $0.53 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.84 compared to 0.97 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 67.8% compared to 67.6% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 17.6% compared to 22.7% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 34.1%, compared to 34.3% in the same period in the prior fiscal year.

•	Operating cash flow was $92.7 million, down 33.1% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $690.8 million as of September 30, 2015, compared to 700.0 million as of June 30, 2015.

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
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and increase shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See note 18 "Acquisitions" to our Condensed Consolidated Financial Statements for more details.
Outlook for Fiscal 2016
We believe we have a strong position in the EIM market. We look to grow our Cloud-based EIM strategy through acquisitions, innovation and with new ways to purchase our solutions, such as our subscription pricing and managed service offerings. While we continue to offer on-premises solutions, we realize the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving the customer choice and flexibility with their payment option will help us to strive to obtain long-term customer value. In addition to reviewing our earnings and cash flows, we measure long-term value by looking at our "recurring revenue", which we define as revenue from Cloud services and subscriptions, Customer support and Professional service and other. In the first quarter of Fiscal 2016, recurring revenue was $383.2 million, down 3.1% compared to the first quarter of Fiscal 2015, and represented 88.2% of our total revenues.
We believe customers are looking for more choice and flexibility on how they consume technology. We are committed to delivering our products and services to customers via multiple delivery models, including a hybrid delivery model.
Additionally, Customer support revenues, which are a recurring source of income for us, make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended September 30, 2015, our Customer support renewal rate was approximately 90%, consistent with the customer support renewal rate during the three months ended September 30, 2014.
We see an opportunity to help our customers become “digital businesses” and with our recent acquisition of Actuate Corporation (Actuate) in Fiscal 2015, we believe we have acquired a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which we believe will further our vision to enable a “digital first world” and strengthen our position among leaders in EIM.
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
During the first quarter of Fiscal 2016, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015.

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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Total Revenues by Product Type:
License	$51,331	$(6,864)	$58,195
Cloud services	147,790	(6,263)	154,053
Customer support	185,667	1,761	183,906
Professional service and other	49,747	(7,886)	57,633
Total revenues	434,535	(19,252)	453,787
Total Cost of Revenues	140,052	(6,888)	146,940
Total GAAP-based Gross Profit	294,483	(12,364)	306,847
Total GAAP-based Gross Margin %	67.8%		67.6%
Total GAAP-based Operating Expenses	218,010	14,189	203,821
Total GAAP-based Income from Operations	$76,473	$(26,553)	$103,026

% Revenues by Product Type:
License	11.8%		12.8%
Cloud services	34.0%		34.0%
Customer support	42.7%		40.5%
Professional service and other	11.5%		12.7%

Total Cost of Revenues by Product Type:
License	$2,681	$(316)	$2,997
Cloud services	58,916	(661)	59,577
Customer support	20,508	(2,455)	22,963
Professional service and other	38,064	(5,133)	43,197
Amortization of acquired technology-based intangible assets	19,883	1,677	18,206
Total cost of revenues	$140,052	$(6,888)	$146,940

% GAAP-based Gross Margin by Product Type:
License	94.8%		94.9%
Cloud services	60.1%		61.3%
Customer support	89.0%		87.5%
Professional service and other	23.5%		25.0%

Total Revenues by Geography:
Americas (1)	$251,426	$5,172	$246,254
EMEA (2)	145,789	(16,384)	162,173
Asia Pacific (3)	37,320	(8,040)	45,360
Total revenues	$434,535	$(19,252)	$453,787

% Revenues by Geography:
Americas (1)	57.9%		54.3%
EMEA (2)	33.6%		35.7%
Asia Pacific (3)	8.5%		10.0%

	Three Months Ended September 30,
(In thousands)	2015	2014
GAAP-based gross margin	67.8%	67.6%
GAAP-based operating margin	17.6%	22.7%
GAAP-based EPS, diluted	$0.34	$0.53
Non-GAAP-based gross margin (4)	72.6%	71.8%
Non-GAAP-based operating margin (4)	34.1%	34.3%
Non-GAAP-based EPS, diluted (4)	$0.84	$0.97

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
License Revenues:
Americas	$25,255	$2,565	$22,690
EMEA	22,678	(5,858)	28,536
Asia Pacific	3,398	(3,571)	6,969
Total License Revenues	51,331	(6,864)	58,195
Cost of License Revenues	2,681	(316)	2,997
GAAP-based License Gross Profit	$48,650	$(6,548)	$55,198
GAAP-based License Gross Margin %	94.8%		94.9%

% License Revenues by Geography:
Americas	49.2%		39.0%
EMEA	44.2%		49.0%
Asia Pacific	6.6%		12.0%
License revenues decreased by $6.9 million during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, of which approximately $4.6 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in EMEA of $5.9 million, and a decrease in Asia Pacific of $3.6 million, offset by an increase in Americas of $2.6 million. The number of license deals greater than $1.0 million that closed during the first quarter of Fiscal 2016 was 5 deals, compared to 3 deals in the same period in Fiscal 2015. However, the overall number of deals that closed during the current quarter was lower, contributing to lower license revenue.
Cost of license revenues were relatively stable during the three months ended September 30, 2015, with gross margin percentage remaining at approximately 95%.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Cloud Services:
Americas	$97,652	$(934)	$98,586
EMEA	34,459	(2,502)	36,961
Asia Pacific	15,679	(2,827)	18,506
Total Cloud Services Revenues	147,790	(6,263)	154,053
Cost of Cloud Services Revenues	58,916	(661)	59,577
GAAP-based Cloud Services Gross Profit	$88,874	$(5,602)	$94,476
GAAP-based Cloud Services Gross Margin %	60.1%		61.3%

% Cloud Services Revenues by Geography:
Americas	66.1%		64.0%
EMEA	23.3%		24.0%
Asia Pacific	10.6%		12.0%
Cloud services revenues decreased by $6.3 million during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, which is inclusive of approximately $8.5 million due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Asia Pacific of $2.8 million, a decrease in EMEA of $2.5 million, and a decrease in Americas of $0.9 million. The number of Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2016 was 6 deals, compared to 7 deals in the first quarter of Fiscal 2015.
Cost of cloud services revenues decreased by $0.7 million during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, due to lower revenue attainment and a reduction in third party network usage fees of approximately $2.5 million, partially offset by an increase in labour-related costs of approximately $2.4 million. Overall, the gross margin percentage on cloud services revenue remained relatively stable.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Customer Support Revenues:
Americas	$105,594	$8,238	$97,356
EMEA	66,208	(5,309)	71,517
Asia Pacific	13,865	(1,168)	15,033
Total Customer Support Revenues	185,667	1,761	183,906
Cost of Customer Support Revenues	20,508	(2,455)	22,963
GAAP-based Customer Support Gross Profit	$165,159	$4,216	$160,943
GAAP-based Customer Support Gross Margin %	89.0%		87.5%

% Customer Support Revenues by Geography:
Americas	56.9%		52.9%
EMEA	35.7%		38.9%
Asia Pacific	7.4%		8.2%
Customer support revenues increased by $1.8 million during the three months ended September 30, 2015, as compared to the same period in the prior fiscal year, which is inclusive of approximately $15.1 million due to the negative impact of foreign exchange. Geographically, the overall increase was attributable to an increase in Americas of $8.2 million, offset by a decrease in EMEA of $5.3 million, and a decrease in Asia Pacific of $1.2 million.
Cost of customer support revenues decreased by $2.5 million during the three months ended September 30, 2015, primarily due to lower labour-related costs. As a result, the gross margin percentage on customer support revenues increased to approximately 89% from approximately 88%.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Professional Service and Other Revenues:
Americas	$22,925	$(4,697)	$27,622
EMEA	22,444	(2,715)	25,159
Asia Pacific	4,378	(474)	4,852
Total Professional Service and Other Revenues	49,747	(7,886)	57,633
Cost of Professional Service and Other Revenues	38,064	(5,133)	43,197
GAAP-based Professional Service and Other Gross Profit	$11,683	$(2,753)	$14,436
GAAP-based Professional Service and Other Gross Margin %	23.5%		25.0%

% Professional Service and Other Revenues by Geography:
Americas	46.1%		47.9%
EMEA	45.1%		43.7%
Asia Pacific	8.8%		8.4%
Professional service and other revenues decreased by $7.9 million during the three months ended September 30, 2015, as compared to the same period in the prior fiscal year, of which approximately $5.3 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $4.7 million, a decrease in EMEA of $2.7 million, and a decrease in Asia Pacific of $0.5 million.
Cost of professional service and other revenues decreased by $5.1 million during the three months ended September 30, 2015. Additionally, the gross margin percentage on professional service and other revenues decreased to approximately 23% from approximately 25% on account of a higher proportion of labour-related expenses compared to revenue attained.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Amortization of acquired technology-based intangible assets	$19,883	$1,677	$18,206
During the three months ended September 30, 2015, amortization of acquired technology-based intangible assets increased by $1.7 million as compared to the same period in the prior fiscal year. This is due to additions of new acquired technology-based intangible assets from our acquisitions of Actuate and Informative Graphics Corporation (IGC), partially offset by the intangible assets pertaining to our acquisitions of Global 360 Holding Corp. (Global 360), weComm Limited (weComm), Spicer Corporation, and eMotion LLC becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Research and development	$46,440	$1,698	$44,742
Sales and marketing	77,945	(3,096)	81,041
General and administrative	35,569	(174)	35,743
Depreciation	12,914	672	12,242
Amortization of acquired customer-based intangible assets	27,805	1,921	25,884
Special charges	17,337	13,168	4,169
Total operating expenses	$218,010	$14,189	$203,821

% of Total Revenues:
Research and development	10.7%		9.9%
Sales and marketing	17.9%		17.9%
General and administrative	8.2%		7.9%
Depreciation	3.0%		2.7%
Amortization of acquired customer-based intangible assets	6.4%		5.7%
Special charges	4.0%		0.9%
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

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$2,193
Contract labour and consulting	(649)
Share based compensation	188
Travel and communication	(149)
Facilities	194
Other miscellaneous	(79)
Total year-over-year change in research and development expenses	$1,698
Research and development expenses increased by $1.7 million during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $2.2 million and the use of facility and related resources increased by $0.2 million, primarily attributed to our acquisition of Actuate. These increases were partially offset by a decrease in contract labour and consulting expenses of $0.6 million, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have increased to approximately 11% from approximately 10% during the same period in the prior fiscal year.
Our research and development labour resources increased by 77 employees, from 1,907 employees at September 30, 2014 to 1,984 employees at September 30, 2015.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$(2,336)
Commissions	2,302
Contract labour and consulting	(265)
Share based compensation	1,022
Travel and communication	(1,324)
Marketing expenses	(720)
Facilities	(211)
Other miscellaneous	(1,564)
Total year-over-year change in sales and marketing expenses	$(3,096)
Sales and marketing expenses decreased by $3.1 million during the three months ended September 30, 2015, as compared to the same period in the prior fiscal year. This was primarily due to a $2.3 million decrease in payroll and payroll-related benefits, and a $1.3 million decrease in travel and communication expenses. These decreases were partially offset by a $2.3 million increase in commission expense and a $1.0 million increase in share-based compensation expense. Overall, our sales and marketing expenses, as a percentage of total revenues, have remained stable at approximately 18%.
Our sales and marketing labour resources decreased by 90 employees, from 1,386 employees at September 30, 2014 to 1,296 employees at September 30, 2015.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2015 and 2014
Payroll and payroll-related benefits	$929
Contract labour and consulting	158
Share based compensation	631
Travel and communication	1,101
Facilities	(47)
Other miscellaneous	(2,946)
Total year-over-year change in general and administrative expenses	$(174)
General and administrative expenses decreased by $0.2 million during the three months ended September 30, 2015, as compared to the same period in the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $2.9 million primarily on account of lower litigation expenses. This was partially offset by a $0.9 million increase in payroll and payroll-related benefits and a $1.1 million increase in travel and communications. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
Our general and administrative labour resources increased by 58 employees, from 962 employees at September 30, 2014 to 1,020 employees at September 30, 2015.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Depreciation	$12,914	$672	$12,242
Depreciation expenses remained relatively stable.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Amortization of acquired customer-based intangible assets	$27,805	$1,921	$25,884
Acquired customer-based intangible assets amortization expense increased during the three months ended September 30, 2015 by $1.9 million. This is primarily due to additions of new acquired customer-based intangible assets from our acquisitions of Actuate and IGC, partially offset by the intangible customer-based assets pertaining to our acquisitions of Global 360, Captaris Inc., and Vignette Corporation becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Special charges (recoveries)	$17,337	$13,168	$4,169
Special charges increased during the three months ended September 30, 2015 by $13.2 million, as compared to the same period in the prior fiscal year. This was primarily due to a $12.4 million increase in restructuring activities, and a $1.0 million increase in other miscellaneous charges, which relates primarily to a one-time ERP implementation project in which the Company is currently involved. These increases were offset by a $0.2 million decrease in acquisition related costs.
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

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Other income (expense), net	$(4,913)	$4,960	$(9,873)

Net Interest and Other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Interest and other related expense, net	$(19,046)	$(7,947)	$(11,099)
Net interest and other related expense increased during the three months ended September 30, 2015 by $7.9 million as compared to the same period in the prior fiscal year. This was primarily the result of additional interest expense incurred relating to the Senior Notes, offset by a reduction in interest expense resulting from the repayment of our Term Loan A (each as defined below).
For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We initiated an internal reorganization of our international subsidiaries in our fiscal year which began on July 1, 2009 and ended June 30, 2010 and we integrated certain acquisitions into this new organizational structure, for the following reasons: 1) to consolidate our intellectual property within certain jurisdictions, 2) to effect an operational reduction of our global subsidiaries with a view to, eventually, having a single operating legal entity in each jurisdiction, 3) to better safeguard our intellectual property in jurisdictions with well established legal regimes and protections and 4) to simplify the management of our intellectual property ownership.
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in Luxembourg.

	Three Months Ended September 30,
(In thousands)	2015	Change increase (decrease)	2014
Provision for income taxes	$11,202	$(6,200)	$17,402
The effective GAAP tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) remained relatively stable at 21.3% for the three months ended September 30, 2015, compared to 21.2% for the three months ended September 30, 2014. Our tax expense however, decreased by $6.2 million primarily as the result of (i) lower net income, having an impact of $5.4 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $2.2 million. These impacts were partially offset by an increase in valuation allowance in the amount of $1.3 million. The remainder of the differences are due to normal course movements and non-material items.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2015
(in thousands except for per share data)

	Three Months Ended September 30, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$58,916		$(281)	(1)	$58,635
Customer support	20,508		(158)	(1)	20,350
Professional service and other	38,064		(453)	(1)	37,611
Amortization of acquired technology-based intangible assets	19,883		(19,883)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	294,483	67.8%	20,775	(3)	315,258	72.6%
Operating expenses
Research and development	46,440		(752)	(1)	45,688
Sales and marketing	77,945		(3,115)	(1)	74,830
General and administrative	35,569		(1,774)	(1)	33,795
Amortization of acquired customer-based intangible assets	27,805		(27,805)	(2)	—
Special charges (recoveries)	17,337		(17,337)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	76,473	17.6%	71,558	(5)	148,031	34.1%
Other income (expense), net	(4,913)		4,913	(6)	—
Provision for (recovery of) income taxes	11,202		14,569	(7)	25,771
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	41,286		61,902	(8)	103,188
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.34		$0.50	(8)	$0.84

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 21% and a non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$103,188	$0.84
Less:
Amortization	47,688	0.39
Share-based compensation	6,533	0.05
Special charges (recoveries)	17,337	0.14
Other (income) expense, net	4,913	0.04
GAAP-based provision for (recovery of) income taxes	11,202	0.09
Non-GAAP based provision for income taxes	(25,771)	(0.21)
GAAP-based net income, attributable to OpenText	$41,286	$0.34

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2014
(in thousands except for per share data)

	Three Months Ended September 30, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$59,577		$(213)	(1)	$59,364
Customer support	22,963		(174)	(1)	22,789
Professional service and other	43,197		(263)	(1)	42,934
Amortization of acquired technology-based intangible assets	18,206		(18,206)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	306,847	67.6%	18,856	(3)	325,703	71.8%
Operating expenses
Research and development	44,742		(563)	(1)	44,179
Sales and marketing	81,041		(2,074)	(1)	78,967
General and administrative	35,743		(1,162)	(1)	34,581
Amortization of acquired customer-based intangible assets	25,884		(25,884)	(2)	—
Special charges (recoveries)	4,169		(4,169)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	103,026	22.7%	52,708	(5)	155,734	34.3%
Other income (expense), net	(9,873)		9,873	(6)	—
Provision for (recovery of) income taxes	17,402		8,606	(7)	26,008
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	64,626		53,975	(8)	118,601
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.53		$0.44	(8)	$0.97

(1)	Adjustment relates to the exclusion of share based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 21% and a non-GAAP-based tax rate of 18%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended September 30, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$118,601	$0.97
Less:
Amortization	44,090	0.36
Share-based compensation	4,449	0.04
Special charges (recoveries)	4,169	0.03
Other (income) expense, net	9,873	0.08
GAAP-based provision for (recovery of) income taxes	17,402	0.14
Non-GAAP based provision for income taxes	(26,008)	(0.21)
GAAP-based net income, attributable to OpenText	$64,626	$0.53

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2015	Change increase (decrease)	As of June 30, 2015
Cash and cash equivalents	$690,785	$(9,214)	$699,999
Marketable Securities	$18,022	$(2,252)	$20,274

	Three Months Ended September 30,
(In thousands)	2015	Change	2014
Cash provided by operating activities	$92,722	$(45,809)	$138,531
Cash used in investing activities	$(25,684)	$12,147	$(37,831)
Cash provided by (used in) financing activities	$(70,302)	$(43,151)	$(27,151)
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
As at September 30, 2015, we have provided $12.6 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $45.8 million due to a decrease in net income before the impact of non-cash items of $19.1 million and a decrease in changes from working capital of $26.7 million. The decrease in operating cash flow from changes in working capital of $26.7 million is primarily due to the net impact of the following changes: (i) $14.0 million relating to the net impact of changes in income taxes payable and deferred charges and credits, (ii) $14.2 million relating to a lower accounts payable and accrued liabilities balance, (iii) $5.6 million relating to a lower deferred revenue balance and (iv) $3.4 million relating to a lower accounts receivable balance. These decreases were offset by the net impact of the following changes: (i) $6.0 million due to a lower prepaid and other current assets balance and (ii) $4.5 million relating to a lower other assets balance.
During the first quarter of Fiscal 2016 our Days Sales Outstanding (DSO) was 48 days compared to a DSO of 48 days during the first quarter of Fiscal 2015 and the per day impact of our DSO in the first quarters of Fiscal 2016 and Fiscal 2015 on our cash flows was $2.6 and $2.7 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $12.1 million. This was due to a decrease in additions to property and equipment of $13.0 million, a decrease in other investing activities of $6.5 million, primarily due the purchase of shares of Actuate in the open market prior to the date of acquisition in the first quarter of Fiscal 2015, and proceeds of $2.3 million received from the maturity of short-term investments. These decreases were partially offset by a payment of $7.7 million relating to Actuate equity-based liabilities that were accrued for but unpaid at the time of acquisition, and a payment of $2.0 million relating to an amount previously held back on a prior period acquisition in accordance with the terms of the agreement.

Cash flows from financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $43.2 million. This is primarily due to the repurchase of approximately 1.1 million OpenText Common Shares for approximately $50.0 million under our Share Repurchase Plan, and a $2.3 million increase in dividend payments made to our shareholders. This was partially offset by a reduction in principal payments on our credit facilities of $11.4 million.
Cash Dividends
During the three months ended September 30, 2015, we declared and paid cash dividends of $0.2000 per Common Share, that totaled $23.3 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
On January 15, 2015, we issued $800 million in aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes will mature on January 15, 2023, unless earlier redeemed in accordance with their terms, or repurchased.
We may redeem all or a portion of Senior Notes at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount of Senior Notes plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of Senior Notes, on one or more occasions, prior to January 15, 2018, using the net proceeds from certain qualified equity offerings at a redemption price of 105.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasion, redeem Senior Notes, in whole or in part, at any time on and after January 15, 2018 at the applicable redemption prices set forth in the indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as U.S. trustee, and Citi Trust Company Canada, as Canadian Trustee (the Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of changes of control triggering events specified in the Indenture, we will be required to make an offer to repurchase Senior Notes at a price equal to 101% of the principal amount of Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the subsidiary guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the Indenture. The Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding notes to be due and payable immediately.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2015, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2015, our consolidated net leverage ratio was 1.5:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of September 30, 2015, we have not drawn any amounts on the Revolver.
Employee Share Purchase Plan (ESPP)
In order to encourage further participation by eligible employees in the ESPP, we implemented a number of amendments to our ESPP, including increasing the purchase price discount from 5% to 15% and permitting Common Shares to be purchased on the open market by the trustee of a trust, or by an agent or broker designated by an administrator, and transferred to eligible employees under the ESPP, as an alternative to the issuance of Common Shares from treasury (the Amendments). The Amendments were subsequently approved by shareholders at the annual and special meeting held on October 2, 2015, and will apply to purchase periods commencing on or after January 1, 2016 unless otherwise determined by our Board of Directors or the compensation committee of the Board.
Share Repurchase Plan
On July 28, 2015, our Board of Directors authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three months ended September 30, 2015, we repurchased and cancelled approximately 1.1 million OpenText Common Shares for approximately $50.0 million under our Share Repurchase Plan (three months ended September 30, 2014—nil). Of the $50.0 million repurchased, $42.5 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.

As of September 30, 2015, approximately $150.0 million remained available for repurchase under the Share Repurchase Plan.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we filed a universal shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which became effective automatically. The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf prospectus qualifying the distribution of such securities was also filed with certain Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and such Canadian securities regulators.
Pensions
As of September 30, 2015, our total unfunded pension plan obligations were $57.3 million, of which $1.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (nine months ended June 30)	$431	$518	$21
2017	615	703	32
2018	661	783	43
2019	733	836	88
2020	803	882	76
2021 to 2025	5,240	4,795	1,182
Total	$8,483	$8,517	$1,442
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of September 30, 2015, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2015— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,057,210	$47,893	$156,944	$155,957	$1,696,416
Operating lease obligations*	220,777	35,822	75,841	53,108	56,006
Purchase obligations	13,108	6,952	5,834	322	—
	$2,291,095	$90,667	$238,619	$209,387	$1,752,422
*Net of $3.0 million of sublease income to be received from properties which we have subleased to third parties.
The long-term debt obligations are comprised of interest and principal payments on Senior Notes and credit facilities. See note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
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
Contingencies
As we have previously disclosed, the United States Internal Revenue Services (IRS) is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
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
We strongly disagree with the IRS’ position and intend to vigorously contest the proposed adjustments to our taxable income. We are examining various alternatives available to taxpayers to contest the proposed adjustments. Any such alternatives could involve a lengthy process and result in the incurrence of significant expenses. As of the date of this Quarterly Report on Form 10-Q, we have not recorded any material accruals in respect of these examinations in our Condensed Consolidated Financial Statements. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $1.9 million as of September 30, 2015. We currently have in place a bank guarantee in the amount of $2.9 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.6 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.

Our Indian subsidiary, GXS India Technology Centre Private Limited (GXS India), is subject to potential assessments by Indian tax authorities in the city of Bangalore. GXS India has received assessment orders from the Indian tax authorities alleging that the transfer price applied to intercompany transactions was not appropriate. Based on advice from our tax advisors, we believe that the facts that the Indian tax authorities are using to support their assessment are incorrect. We have filed appeals and anticipate an eventual settlement with the Indian tax authorities. We have accrued $1.5 million to cover our anticipated financial exposure in this matter.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2015.
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
As of September 30, 2015, we had an outstanding balance of $786.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2015, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.9 million, assuming that the loan balance as of September 30, 2015 is outstanding for the entire period.
At June 30, 2015, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan B by approximately $7.9 million, assuming that the loan balance was outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at September 30, 2015, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.7 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2015 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2015	U.S. Dollar Equivalent at June 30, 2015
Euro	$147,816	$125,411
British Pound	37,383	28,634
Canadian Dollar	15,390	21,358
Swiss Franc	17,639	12,364
Other foreign currencies	62,828	55,996
Total cash and cash equivalents denominated in foreign currencies	281,056	243,763
U.S. dollar	409,729	456,236
Total cash and cash equivalents	$690,785	$699,999
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $28.1 million (June 30, 2015—$24.4 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASE OF EQUITY SECURITIES OF THE COMPANY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/15 to 07/31/15		—	$—	—	—
08/01/15 to 08/31/15		—	$—	—	—
09/01/15 to 09/30/15	*	1,131,812	$44.20	1,131.812	4,985,070
Total		1,131,812	$44.20	1,131,812	4,985,070

* On July 28, 2015, our board of directors authorized the repurchase of up to an aggregate of $200.0 million of our Common Shares. Under the normal course issuer bid (NCIB), up to 5% of our 122,337,654 Common Shares outstanding as of July 27, 2015, or 6,116,882 Common Shares, are permitted to be purchased commencing on August 6, 2015 until August 5, 2016.

Item 6.    Exhibits and Financial Statements Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.1	Amended and Restated Employee Stock Purchase Plan (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 2, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: October 28, 2015

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)