Form 10-Q
period 2015-12-31
OPEN TEXT CORP
filed 2016-02-09
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At February 8, 2016, there were 121,128,745 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$725,963	$699,999
Short-term investments	16,271	11,166
Accounts receivable trade, net of allowance for doubtful accounts of $7,467 as of December 31, 2015 and $5,987 as of June 30, 2015 (note 3)	278,635	284,131
Income taxes recoverable (note 14)	15,380	21,151
Prepaid expenses and other current assets	53,020	53,191
Deferred tax assets (note 14)	33,394	30,711
Total current assets	1,122,663	1,100,349
Property and equipment (note 4)	161,675	160,419
Goodwill (note 5)	2,169,637	2,161,592
Acquired intangible assets (note 6)	604,167	679,479
Deferred tax assets (note 14)	149,561	155,411
Other assets (note 7)	74,178	85,576
Deferred charges (note 8)	30,374	37,265
Long-term income taxes recoverable (note 14)	8,518	8,404
Total assets	$4,320,773	$4,388,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$227,148	$241,370
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	306,159	358,066
Income taxes payable (note 14)	17,800	17,001
Deferred tax liabilities (note 14)	734	997
Total current liabilities	559,841	625,434
Long-term liabilities:
Accrued liabilities (note 9)	31,514	34,682
Deferred credits (note 8)	10,650	12,943
Pension liability (note 11)	54,842	56,737
Long-term debt (note 10)	1,576,000	1,580,000
Deferred revenues	33,115	28,223
Long-term income taxes payable (note 14)	141,205	151,484
Deferred tax liabilities (note 14)	59,753	69,185
Total long-term liabilities	1,907,079	1,933,254
Shareholders’ equity:
Share capital (note 12)
121,094,990 and 122,293,986 Common Shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively; Authorized Common Shares: unlimited	806,143	808,010
Additional paid-in capital	134,470	126,417
Accumulated other comprehensive income	49,376	51,828
Retained earnings	888,775	863,015
Treasury stock, at cost (643,647 shares at December 31, 2015 and 625,725 at June 30, 2015, respectively)	(25,515)	(19,986)
Total OpenText shareholders' equity	1,853,249	1,829,284
Non-controlling interests	604	523
Total shareholders’ equity	1,853,853	1,829,807
Total liabilities and shareholders’ equity	$4,320,773	$4,388,495
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues:
License	$81,856	$75,381	$133,187	$133,576
Cloud services and subscriptions	149,099	154,776	296,889	308,829
Customer support	184,137	179,466	369,804	363,372
Professional service and other	50,255	58,222	100,002	115,855
Total revenues	465,347	467,845	899,882	921,632
Cost of revenues:
License	2,029	3,411	4,710	6,408
Cloud services and subscriptions	58,918	58,533	117,834	118,110
Customer support	21,689	23,831	42,197	46,794
Professional service and other	38,375	44,406	76,439	87,603
Amortization of acquired technology-based intangible assets (note 6)	18,731	18,206	38,614	36,412
Total cost of revenues	139,742	148,387	279,794	295,327
Gross profit	325,605	319,458	620,088	626,305
Operating expenses:
Research and development	45,710	46,170	92,150	90,912
Sales and marketing	85,875	90,980	163,820	172,021
General and administrative	33,767	39,667	69,336	75,410
Depreciation	13,330	12,465	26,244	24,707
Amortization of acquired customer-based intangible assets (note 6)	27,793	25,364	55,598	51,248
Special charges (recoveries) (note 17)	9,088	(5,759)	26,425	(1,590)
Total operating expenses	215,563	208,887	433,573	412,708
Income from operations	110,042	110,571	186,515	213,597
Other income (expense), net	961	(9,314)	(3,952)	(19,187)
Interest and other related expense, net	(19,187)	(8,455)	(38,233)	(19,554)
Income before income taxes	91,816	92,802	144,330	174,856
Provision for income taxes (note 14)	4,074	18,308	15,276	35,710
Net income for the period	$87,742	$74,494	$129,054	$139,146
Net income attributable to non-controlling interests	(56)	(207)	(82)	(233)
Net income attributable to OpenText	$87,686	$74,287	$128,972	$138,913
Earnings per share—basic attributable to OpenText (note 20)	$0.72	$0.61	$1.06	$1.14
Earnings per share—diluted attributable to OpenText (note 20)	$0.72	$0.60	$1.06	$1.13
Weighted average number of Common Shares outstanding—basic	121,246	122,051	121,699	121,984
Weighted average number of Common Shares outstanding—diluted	121,792	122,985	122,216	122,934
Dividends declared per Common Share	$0.2000	$0.1725	$0.4000	$0.3450
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income for the period	$87,742	$74,494	$129,054	$139,146
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(2,751)	5,241	(1,028)	8,346
Unrealized gain (loss) on cash flow hedges:
Unrealized loss	(1,429)	(1,316)	(4,819)	(4,216)
Loss reclassified into net income	814	944	1,326	997
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain (loss)	648	(3,937)	1,761	(7,055)
Amortization of actuarial loss into net income	90	84	173	205
Unrealized net gain on short-term investments	120	—	135	—
Unrealized gain on marketable securities (Actuate)	—	2,400	—	1,906
Total other comprehensive income (loss), net, for the period	(2,508)	3,416	(2,452)	183
Total comprehensive income	85,234	77,910	126,602	139,329
Comprehensive income attributable to non-controlling interests	(56)	(207)	(82)	(233)
Total comprehensive income attributable to OpenText	$85,178	$77,703	$126,520	$139,096

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income for the period	$129,054	$139,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	120,456	112,367
Share-based compensation expense	13,114	9,378
Excess tax benefits on share-based compensation expense	(40)	(1,627)
Pension expense	2,325	2,422
Amortization of debt issuance costs	2,312	2,275
Amortization of deferred charges and credits	4,598	5,263
Loss on sale and write down of property and equipment	890	—
Deferred taxes	(7,869)	1,219
Changes in operating assets and liabilities:
Accounts receivable	10,880	40,249
Prepaid expenses and other current assets	613	(697)
Income taxes	294	11,599
Accounts payable and accrued liabilities	(14,819)	(37,326)
Deferred revenue	(48,673)	(32,745)
Other assets	3,523	(3,420)
Net cash provided by operating activities	216,658	248,103
Cash flows from investing activities:
Additions of property and equipment	(29,899)	(48,261)
Proceeds from maturity of short-term investments	5,324	—
Purchase of Daegis Inc., net of cash acquired	(22,146)	—
Purchase of Actuate Corporation, net of cash acquired	(7,744)	—
Purchase of Informative Graphics Corporation, net of cash acquired	(88)	—
Purchase of ICCM Professional Services Limited, net of cash acquired	(2,027)	—
Purchase of a division of Spicer Corporation	—	(222)
Purchase consideration for prior period acquisitions	—	(443)
Other investing activities	(3,680)	(8,433)
Net cash used in investing activities	(60,260)	(57,359)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	40	1,627
Proceeds from issuance of Common Shares	7,988	9,138
Purchase of Treasury Stock	(10,627)	—
Common Shares repurchased	(65,509)	—
Repayment of long-term debt	(4,000)	(26,830)
Debt issuance costs	—	(1,403)
Payments of dividends to shareholders	(47,528)	(42,099)
Net cash used in financing activities	(119,636)	(59,567)
Foreign exchange loss on cash held in foreign currencies	(10,798)	(16,257)
Increase in cash and cash equivalents during the period	25,964	114,920
Cash and cash equivalents at beginning of the period	699,999	427,890
Cash and cash equivalents at end of the period	$725,963	$542,810
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2015
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2015, were 90%, 85% and 81% owned, respectively, by OpenText.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ending June 30, 2016; (ii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (iii) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; and (iv) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ending June 30, 2013.
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation including the reclassification related to a change in the method of allocating operating expenses within the Company. As a result of such reclassifications, the following expenses have been reclassified for the three and six months ended December 31, 2014 as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2014	2014
Reclassifications within cost of revenue
Decrease to cost of revenue - Cloud services and subscriptions	$(376)	$(704)
Decrease to cost of revenue - Customer support	(117)	(366)
Decrease to cost of revenue - Professional services and other	(295)	(647)
Reclassifications within operating expenses
Decrease to operating expense - General and administrative	(182)	(195)
Increase to operating expense - Sales and marketing	970	1,912

Starting in the fourth quarter of Fiscal 2015, we combined revenues from cloud services and revenues from subscriptions into one line item named "Cloud services and subscriptions" revenue. In addition, we reclassified certain license revenue, customer support revenue and professional services revenue to “Cloud services and subscriptions” revenue to better align the nature of revenues that are now depicted under  “Cloud services and subscriptions” revenue. As a result, revenue and cost of revenues previously reflected in "License", "Customer support" and "Professional services and other" were reclassified to “Cloud services and subscriptions”. These revenues and expenses have been reclassified in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014 to conform with the current period presentation as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2014	2014
Reclassifications within revenue
Decrease to License	$(443)	$(863)
Decrease to Professional services and other	(3,064)	(6,691)
Increase to Cloud services and subscriptions	3,507	7,554
Reclassifications within cost of revenue
Decrease to cost of revenue - License	$(1)	$(92)
Increase to cost of revenue - Customer support	6	—
Decrease to cost of revenue - Professional services and other	(1,940)	(3,752)
Increase to cost of revenue - Cloud services and subscriptions	1,935	3,844
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Financial Instruments
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01 “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). This update requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. ASU 2016-01 is effective for our fiscal year ending June 30, 2019. We are currently evaluating the impact of the pending adoption of ASU 2016-01 on our Condensed Consolidated Financial Statements.
Income Taxes - Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This update eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, under ASU 2015-17, entities will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for our fiscal year ending June 30, 2018. We are still evaluating whether to early adopt this guidance. We expect adoption will cause significant balance sheet reclassifications.
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This update amended Accounting Standards Codification (ASC) Topic 805 “Business Combinations” to simplify the presentation of adjustments to the initial purchase price allocation identified during the measurement period of a business combination. ASU 2015-16 requires that the acquirer record, in the reporting period in which the adjustment amounts are determined, the effect on earnings of changes in depreciation, amortization or their income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for our fiscal year ending June 30, 2017. The adoption of ASU 2015-16 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which includes (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015 the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the effect that the pending adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures. Although it is expected to have a significant impact on our revenue recognition policies and disclosures, we have not yet selected a transition method nor have we determined when we will adopt the standard and the effect of the standard on our ongoing financial reporting.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2015	$5,987
Bad debt expense	3,009
Write-off /adjustments	(1,529)
Balance as of December 31, 2015	$7,467
Included in accounts receivable are unbilled receivables in the amount of $24.8 million as of December 31, 2015 (June 30, 2015—$26.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$18,811	$(11,986)	$6,825
Office equipment	839	(190)	649
Computer hardware	115,300	(80,832)	34,468
Computer software	40,331	(21,124)	19,207
Capitalized software development costs	46,549	(11,582)	34,967
Leasehold improvements	57,980	(32,386)	25,594
Land and buildings	47,845	(7,880)	39,965
Total	$327,655	$(165,980)	$161,675

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$17,571	$(11,334)	$6,237
Office equipment	1,532	(879)	653
Computer hardware	110,076	(72,479)	37,597
Computer software	37,981	(17,525)	20,456
Capitalized software development costs	38,576	(7,353)	31,223
Leasehold improvements	53,391	(29,458)	23,933
Land and buildings	47,525	(7,205)	40,320
Total	$306,652	$(146,233)	$160,419
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2015:

Balance as of June 30, 2015	$2,161,592
Acquisition of Daegis Inc. (note 18)	8,045
Balance as of December 31, 2015	$2,169,637

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$364,983	$(178,235)	$186,748
Customer Assets	710,725	(293,306)	417,419
Total	$1,075,708	$(471,541)	$604,167

	As of June 30, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$428,724	$(210,862)	$217,862
Customer Assets	716,525	(254,908)	461,617
Total	$1,145,249	$(465,770)	$679,479
The above balances as of December 31, 2015 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the six months ended December 31, 2015. The impact of this resulted in a reduction of $71.2 million related to Technology Assets and $17.2 million related to Customer Assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.

The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2016 (six months ending June 30)	$89,266
2017	167,614
2018	154,917
2019	127,513
2020	58,210
2021 and beyond	6,647
Total	$604,167

NOTE 7—OTHER ASSETS

	As of December 31, 2015	As of June 30, 2015
Debt issuance costs	$28,318	$30,630
Deposits and restricted cash	11,844	12,137
Deferred implementation costs	14,899	13,736
Cost basis investments	13,500	11,386
Marketable securities	—	9,108
Long-term prepaid expenses and other long-term assets	5,617	8,579
Total	$74,178	$85,576
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
Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. As of December 31, 2015, all of our marketable securities are recorded as short-term investments.
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

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2015	As of June 30, 2015
Accounts payable—trade	$33,243	$15,558
Accrued salaries and commissions	57,955	83,888
Accrued liabilities	100,368	107,870
Accrued interest on Senior Notes	20,625	20,625
Amounts payable in respect of restructuring and other Special charges (note 17)	12,257	12,065
Asset retirement obligations	2,700	1,364
Total	$227,148	$241,370
The increase in Accounts payable - trade was primarily due to a slowdown in activity over the holiday season, together with the results of an active working capital management program.
Long-term accrued liabilities

	As of December 31, 2015	As of June 30, 2015
Amounts payable in respect of restructuring and other Special charges (note 17)	$4,528	$2,034
Other accrued liabilities*	20,422	24,826
Asset retirement obligations	6,564	7,822
Total	$31,514	$34,682
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations” (Topic 410). As of December 31, 2015, the present value of this obligation was $9.3 million (June 30, 2015—$9.2 million), with an undiscounted value of $10.0 million (June 30, 2015—$9.8 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2015	As of June 30, 2015
Total debt
Senior Notes	$800,000	$800,000
Term Loan B	784,000	788,000
	1,584,000	1,588,000
Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$1,576,000	$1,580,000

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
For the three and six months ended December 31, 2015, we recorded interest expense of $11.2 million and $22.5 million, respectively, relating to Senior Notes.
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
For the three and six months ended December 31, 2015, we recorded interest expense of $6.6 million and $13.1 million, respectively, relating to Term Loan B (three and six months ended December 31, 2014—$6.6 million and $13.2 million, respectively).
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of December 31, 2015, we have not drawn any amounts on the Revolver.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of December 31, 2015 and June 30, 2015:

	As of December 31, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$26,184	$563	$25,621
GXS Germany defined benefit plan	21,211	757	20,454
GXS Philippines defined benefit plan	6,175	28	6,147
Other plans	2,796	176	2,620
Total	$56,366	$1,524	$54,842

	As of June 30, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$26,091	$575	$25,516
GXS Germany defined benefit plan	22,420	774	21,646
GXS Philippines defined benefit plan	7,025	26	6,999
Other plans	2,751	175	2,576
Total	$58,287	$1,550	$56,737

*	The current portion of the benefit obligation has been included within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets.

Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2015, there is approximately $0.2 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Germany Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2015, there is approximately $10.0 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $35.0 thousand as of December 31, 2015, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2015				As of June 30, 2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$26,091	$22,420	$7,025	$55,536	$29,344	$24,182	$5,276	$58,802
Service cost	211	188	851	1,250	452	360	1,518	2,330
Interest cost	305	265	162	732	735	625	289	1,649
Benefits paid	(292)	(374)	(74)	(740)	(495)	(793)	(78)	(1,366)
Actuarial (gain) loss	363	(849)	(1,485)	(1,971)	1,676	2,701	201	4,578
Foreign exchange (gain) loss	(494)	(439)	(304)	(1,237)	(5,621)	(4,655)	(181)	(10,457)
Benefit obligation—end of period	26,184	21,211	6,175	53,570	26,091	22,420	7,025	55,536
Less: Current portion	(563)	(757)	(28)	(1,348)	(575)	(774)	(26)	(1,375)
Non-current portion of benefit obligation	$25,621	$20,454	$6,147	$52,222	$25,516	$21,646	$6,999	$54,161

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2015				2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$104	$85	$424	$613	$118	$77	$357	$552
Interest cost	151	137	81	369	191	182	68	441
Amortization of actuarial gains and losses	105	11	—	116	105	—	—	105
Net pension expense	$360	$233	$505	$1,098	$414	$259	$425	$1,098

	Six Months Ended December 31,
	2015				2014
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$211	$188	$851	$1,250	$240	$157	$697	$1,094
Interest cost	305	265	162	732	390	372	135	897
Amortization of actuarial gains and losses	212	11	—	223	214	—	—	214
Net pension expense	$728	$464	$1,013	$2,205	$844	$529	$832	$2,205

In determining the fair value of the pension plan benefit obligations as of December 31, 2015 and June 30, 2015, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2015			As of June 30, 2015
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.50%	2.00%	2.00%	7.00%
Pension increases	1.75%	2.00%	4.75%	1.75%	2.00%	3.50%
Discount rate	2.28%	2.64%	5.00%	2.36%	2.54%	4.75%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (six months ending June 30)	$282	$379	$14
2017	616	771	31
2018	658	859	42
2019	738	917	77
2020	803	968	90
2021 to 2025	4,932	5,259	1,223
Total	$8,029	$9,153	$1,477

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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and six months ended December 31, 2015, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2000 and $0.4000, respectively, per Common Share, in the aggregate amount of $24.2 million and $47.5 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2014, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1725 and $0.3450, respectively, per Common Share, in the aggregate amount of $21.1 million and $42.1 million, respectively.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the three and six months ended December 31, 2015, we repurchased 225,000 Common Shares, in the amount of $10.6 million, for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans.
During the three and six months ended December 31, 2014, we did not repurchase any of our Common Shares for potential reissuance under our LTIP or other plans. See below for more details on our various plans.
Reissuance
During the three and six months ended December 31, 2015, we reissued 207,078 Common Shares from treasury stock (three and six months ended December 31, 2014—355,553 Common Shares), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 28, 2015, our board of directors (Board of Directors) authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three months ended December 31, 2015, we repurchased and cancelled approximately 0.3 million Common Shares for approximately $15.5 million under our Share Repurchase Plan (three months ended December 31, 2014—nil). Of the $15.5 million repurchased, $13.2 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.
During the six months ended December 31, 2015, we repurchased and cancelled approximately 1.5 million Common Shares for approximately $65.5 million under our Share Repurchase Plan (six months ended December 31, 2014—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.
As of December 31, 2015, approximately $134.5 million remained available for repurchase under the Share Repurchase Plan.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Stock options	$3,096	$2,845	$6,760	$5,414
Performance Share Units (issued under LTIP)	727	554	1,347	1,145
Restricted Share Units (issued under LTIP)	1,370	1,361	2,604	2,104
Restricted Share Units (other)	330	169	711	244
Deferred Share Units (directors)	1,058	—	1,692	471
Total share-based compensation expense	$6,581	$4,929	$13,114	$9,378
Summary of Outstanding Stock Options
As of December 31, 2015, options to purchase an aggregate of 4,257,350 Common Shares were outstanding and 2,904,833 Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the six months ended December 31, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2015	4,375,365	$42.26
Granted	388,460	45.69
Exercised	(233,350)	26.90
Forfeited or expired	(273,125)	48.23
Outstanding at December 31, 2015	4,257,350	$43.03	4.79	$31,202
Exercisable at December 31, 2015	1,292,802	$35.01	3.62	$18,227

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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted–average fair value of options granted	$10.76	$12.94	$11.19	$13.84
Weighted-average assumptions used:
Expected volatility	32%	32%	33%	32%
Risk–free interest rate	1.35%	1.34%	1.47%	1.45%
Expected dividend yield	1.70%	1.27%	1.64%	1.19%
Expected life (in years)	4.33	4.33	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$45.35	$52.42	$45.69	$55.00
As of December 31, 2015, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $29.4 million, which will be recognized over a weighted-average period of approximately 2.3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2015, cash in the amount of $2.0 million and $6.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2015 from the exercise of options eligible for a tax deduction was nil and $0.2 million, respectively.
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
Fiscal 2015 LTIP
Grants made in Fiscal 2013 under the LTIP (collectively referred to as Fiscal 2015 LTIP), took effect in Fiscal 2013 starting on November 2, 2012 for the RSUs and December 3, 2012 for the PSUs. We settled the Fiscal 2015 LTIP by issuing 202,078 Common Shares from our treasury stock during the three months ended December 31, 2015, with a cost of $5.0 million.
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
As of December 31, 2015, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $17.6 million, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2015, we did not grant any RSUs to employees in accordance with employment agreements (three and six months ended December 31, 2014—2,500 and 15,000, respectively). The RSUs will vest equally over three years from the respective date of grants. We expect to settle the awards in stock.
During the three and six months ended December 31, 2015, we issued 5,000 Common Shares from our treasury stock, with a cost of $0.1 million, in connection with the settlement of vested RSUs.
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2015, we granted 52,817 and 53,373 DSUs, respectively, to certain non-employee directors (three and six months ended December 31, 2014—0 and 398, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
During the three and six months ended December 31, 2015, cash in the amount of approximately $0.7 million and $1.7 million, respectively, was received from employees that will be used to purchase Common Shares in future periods (three and six months ended December 31, 2014—$0.7 million and $1.5 million, respectively).
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
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2016— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,048,682	$39,365	$156,944	$155,957	$1,696,416
Operating lease obligations*	204,880	22,965	74,033	52,267	55,615
Purchase obligations	12,048	5,521	6,106	421	—
	$2,265,610	$67,851	$237,083	$208,645	$1,752,031
*Net of $7.4 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such estimated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
As we have previously disclosed, the United States Internal Revenue Service (IRS) is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on our discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2015, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.0 million as of December 31, 2015. We currently have in place a bank guarantee in the amount of $3.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
For the three and six months ended December 31, 2015, and 2014, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest expense	$1,195	$1,507	$2,972	$3,511
Penalties expense (recoveries)	(2,596)	(343)	(2,726)	(295)
Total	$(1,401)	$1,164	$246	$3,216
As of December 31, 2015 and June 30, 2015, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2015	As of June 30, 2015
Interest expense accrued *	$30,753	$28,827
Penalties accrued *	$1,756	$5,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2015, could decrease tax expense in the next 12 months by $5.4 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2008 for both Canada and Germany, 2010 for the United States, and 2011for Luxembourg.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Spain, Germany, India, the Netherlands and Japan. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at December 31, 2015, we have provided $12.8 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 4.4% for the three months ended December 31, 2015, compared to 19.7% for the three months ended December 31, 2014. The decrease to tax expense of $14.2 million is primarily the result of (i) variances in income among jurisdictions, resulting in the impact of foreign rates in the amount of $8.8 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $11.7 million. These impacts were partially offset by an increase in valuation allowance in the amount of $1.8 million, tax filings in excess of amounts previously booked of $1.9 million and additional accruals in respect of future distributions from foreign subsidiaries of $1.2 million. The remainder of the differences are due to normal course movements and non-material items.
The effective tax rate decreased to 10.6% for the six months ended December 31, 2015, compared to 20.4% for the six months ended December 31, 2014. The decrease to tax expense of $20.4 million is primarily the result of (i) lower net income, having an impact of $14.1 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $13.9 million. These impacts were partially offset by an increase in valuation allowance in the amount of $3.1 million, tax filings in excess of amounts previously booked of $2.0 million and additional accruals in respect of future distributions from foreign subsidiaries of $1.1 million. The remainder of the differences are due to normal course movements and non-material items.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$16,271	n/a	$16,271	n/a	$20,274	n/a	$20,274	n/a
Derivative financial instrument asset (note 16)	—	n/a	—	n/a	273	n/a	273	n/a
	$16,271	n/a	$16,271	n/a	$20,547	n/a	$20,547	n/a

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(4,479)	n/a	$(4,479)	n/a	$—	n/a	$—	n/a
	$(4,479)	n/a	$(4,479)	n/a	$—	n/a	$—	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2015 and 2014, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2015 and 2014, we did not have any transfers between Level 1, Level 2 or Level 3.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.

A summary of our short-term investments outstanding as of December 31, 2015 and June 30, 2015 is as follows:

	As of December 31, 2015				As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$16,148	$140	$(17)	$16,271	$20,286	$2	$(14)	$20,274
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2015, is recorded within “Accounts payable and accrued liabilities”.
As of December 31, 2015, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $57.3 million (June 30, 2015—$76.4 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of December 31, 2015	As of June 30, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(4,479)	$273

 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015		Three Months Ended December 31, 2015	Six Months Ended December 31, 2015		Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Foreign currency forward contracts	$(1,944)	$(6,556)	Operating expenses	$(1,108)	$(1,804)	N/A	$—	$—

Three and Six Months Ended December 31, 2014
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014		Three Months Ended December 31, 2014	Six Months Ended December 31, 2014		Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Foreign currency forward contracts	$(1,791)	$(5,737)	Operating expenses	$(1,285)	$(1,357)	N/A	$—	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other miscellaneous charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Fiscal 2015 Restructuring Plan	$5,555	$—	$21,029	$—
OpenText/GXS Restructuring Plan	(1,882)	1,386	(2,034)	4,192
Restructuring Plans prior to OpenText/GXS Restructuring Plan	4	(412)	4	(325)
Acquisition-related costs	983	2,342	1,160	2,778
Other charges (recoveries)	4,428	(9,075)	6,266	(8,235)
Total	$9,088	$(5,759)	$26,425	$(1,590)
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
As of December 31, 2015, we expect total costs to be incurred in conjunction with the Fiscal 2015 Restructuring Plan to be approximately $32.0 to $35.0 million, of which $29.3 million has already been recorded within Special charges to date. We expect the Fiscal 2015 Restructuring Plan to be substantially completed by the end of Fiscal 2016.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2015 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$3,842	$2,126	$5,968
Accruals and adjustments	16,758	4,271	21,029
Cash payments	(12,645)	(976)	(13,621)
Foreign exchange	(697)	659	(38)
Balance as of December 31, 2015	$7,258	$6,080	$13,338
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
Since the inception of the plan $25.3 million has been recorded within Special charges. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2015 are shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$2,846	$4,436	$7,282
Accruals and adjustments	(528)	(1,505)	(2,033)
Cash payments	(393)	(1,358)	(1,751)
Foreign exchange	(76)	(486)	(562)
Balance as of December 31, 2015	$1,849	$1,087	$2,936
Acquisition-related costs
Included within "Special charges" for the three and six months ended December 31, 2015 are costs incurred directly in relation to acquisitions in the amount of $1.0 million and $1.2 million, respectively (three and six months ended December 31, 2014—$2.2 million and $2.5 million, respectively). We incurred no costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization during the three and six months ended December 31, 2015 (three and six months ended December 31, 2014—$0.1 million and $0.3 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system. The project is expected to be completed within our fiscal year ended June 30, 2017.
For the three and six months ended December 31, 2015, we incurred costs of $2.9 million and $4.8 million, respectively, relating to this project.

Other costs
For the three months ended December 31, 2015, "Other costs" primarily includes (i) a charge of $0.9 million relating to assets disposed in connection with a restructured facility, (ii) $0.7 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and to reorganize certain legal entities, and (iii) a charge of $0.1 million relating to interest released on certain pre-acquisition liabilities. These charges were offset by a recovery of $0.3 million relating to certain pre-acquisition tax liabilities becoming statute barred.
For the six months ended December 31, 2015, "Other costs" primarily includes (i) a charge of $0.9 million relating to the assets disposed in connection with a restructured facility and (ii) $0.8 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and to reorganize certain legal entities. These charges were offset by (i) a recovery of $0.5 million relating to certain pre-acquisition tax liabilities becoming statute barred, and (ii) a recovery of $0.1 million relating to interest released on certain pre-acquisition liabilities.
Included within "Other costs" for the three and six months ended December 31, 2014 is a net recovery of $9.1 million and $8.2 million, respectively. During the three months ended December 31, 2014 we reversed $9.8 million relating to certain pre-acquisition tax liabilities, including related interest, based on our revised estimate of the liability and, in certain cases, due to tax years becoming statute barred.
NOTE 18—ACQUISITIONS
Fiscal 2016 Acquisitions
Acquisition of Daegis Inc.
On November 23, 2015, we acquired Daegis Inc. (Daegis), a global information governance, data migration solutions and development company, based in Irvine, Texas, United States. Total consideration for Daegis was $23.3 million ($22.1 million - net of cash acquired). In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to strengthen our current information governance capabilities.
The finalization of the purchase price allocation is pending the finalization of the fair value for taxation-related balances, intangible assets and for potential unrecorded liabilities.
Acquisition-related costs for Daegis included in Special charges in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2015 were $0.8 million and $1.0 million, respectively.
The results of operations of Daegis have been consolidated with those of OpenText beginning November 23, 2015.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2015. There was also no significant impact on the Company's revenues and net income on a pro forma basis for all periods presented.
Fiscal 2015 Acquisitions
Acquisition of Actuate Corporation
On January 16, 2015, we acquired Actuate, based in San Francisco, California, United States. Actuate was a leader in personalized analytics and insights and we believe the acquisition complements our OpenText EIM Suite. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination.
The results of operations of Actuate were consolidated with those of OpenText beginning January 16, 2015.
The following tables summarize the consideration paid for Actuate and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration*	$322,417
Fair value, at date of acquisition, on shares of Actuate already owned through open market purchases	9,539
Purchase consideration	$331,956
*Inclusive of $0.4 million accrued for but unpaid as of December 31, 2015.
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
Acquisition of Informative Graphics Corporation
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software. Total consideration for IGC was $40.0 million ($38.7 million - net of cash acquired), of which $36.5 million was paid in cash, and $3.5 million was held back and unpaid as of December 31, 2015 in accordance with the purchase agreement. On January 19, 2016, we paid and released the amount held back. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to engineer solutions that further increase a user's experience within our OpenText EIM Suite.
The results of operations of IGC were consolidated with those of OpenText beginning January 2, 2015.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015		2014
Cash paid during the period for interest	$6,942	$10,094	$36,236	*	$20,606
Cash received during the period for interest	$259	$1,976	$542		$2,625
Cash paid during the period for income taxes	$9,061	$15,491	$16,466		$12,943
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Basic earnings per share
Net income attributable to OpenText	$87,686	$74,287	$128,972	$138,913
Basic earnings per share attributable to OpenText	$0.72	$0.61	$1.06	$1.14
Diluted earnings per share
Net income attributable to OpenText	$87,686	$74,287	$128,972	$138,913
Diluted earnings per share attributable to OpenText	$0.72	$0.60	$1.06	$1.13
Weighted-average number of shares outstanding
Basic	121,246	122,051	121,699	121,984
Effect of dilutive securities	546	934	517	950
Diluted	121,792	122,985	122,216	122,934
Excluded as anti-dilutive*	2,749	1,931	2,753	1,783
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
During the six months ended December 31, 2015, Mr. Stephen Sadler, a director, earned $17.5 thousand (December 31, 2014—$10.0 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 8, 2016, a dividend of $0.20 per Common Share. The record date for this dividend is March 10, 2016 and the payment date is March 31, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

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
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2015 compared with the three and six months ended December 31, 2014, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of December 31, 2015, employed approximately 8,200 people worldwide.
Quarterly Summary
During the quarter we saw the following activity:

•	Total revenue was $465.3 million, down 0.5% over the same period in the prior fiscal year; up 6.2% after factoring the impact of $31.6 million of foreign exchange.

•	Total recurring revenue was $383.5 million, down 2.3% over the same period in the prior fiscal year; up 3.7% after factoring the impact of $23.6 million of foreign exchange.

•	Cloud services and subscription revenue was $149.1 million, down 3.7% over the same period in the prior fiscal year; up 0.8% after factoring the impact of $7.0 million of foreign exchange.

•	License revenue was $81.9 million, up 8.6% over the same period in the prior fiscal year; up 19.1% after factoring the impact of $7.9 million of foreign exchange.

•	GAAP-based EPS, diluted, was $0.72 compared to $0.60 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $1.01 compared to $0.97 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 70.0% compared to 68.3% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 23.6% compared to 23.6% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 37.0% compared to 32.8% in the same period in the prior fiscal year.

•	Operating cash flow was $123.9 million, up 13.1% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $726.0 million as of December 31, 2015, compared to $700.0 million as of June 30, 2015.

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
Acquisition of Daegis Inc.
On November 23, 2015, we acquired Daegis Inc. (Daegis), a global information governance, data migration solutions and development company, based in Irvine, Texas, United States. Total consideration for Daegis was $23.3 million ($22.1 million - net of cash acquired). We believe this acquisition enables OpenText to strengthen our current information governance capabilities. The results of operations of Daegis have been consolidated with those of OpenText beginning November 23, 2015.
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
Outlook for remainder of Fiscal 2016
We believe we have a strong position in the EIM market. We look to grow our Cloud-based EIM strategy through acquisitions, innovation and with new ways to purchase our solutions, such as our subscription pricing and managed service offerings. While we continue to offer on-premises solutions, we realize the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving the customer choice and flexibility with their payment option will help us to strive to obtain long-term customer value. In addition to reviewing our earnings and cash flows, we measure long-term value by looking at our "recurring revenue", which we define as revenue from Cloud services and subscriptions, Customer support and Professional service and other. In the second quarter of Fiscal 2016, recurring revenue was $383.5 million, down 2.3% compared to the second quarter of Fiscal 2015, but up 3.7% after considering the negative impact of $23.6 million of foreign exchange. Recurring revenues represented 82.4% of our total revenues.
We believe customers are looking for more choice and flexibility on how they consume technology. We are committed to delivering our products and services to customers via multiple delivery models, including a hybrid delivery model.
Additionally, Customer support revenues, which are a recurring source of income for us, make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended December 31, 2015, our Customer support renewal rate was approximately 90%, consistent with the customer support renewal rate during the three months ended December 31, 2014.
We see an opportunity to help our customers become “digital businesses” and with our acquisition of Actuate Corporation (Actuate) in Fiscal 2015, we believe we have acquired a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which we believe will further our vision to enable a “digital first world” and strengthen our position among leaders in EIM.
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
During the first six months of Fiscal 2016, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015.

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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Total Revenues by Product Type:
License	$81,856	$6,475	$75,381	$133,187	$(389)	$133,576
Cloud services	149,099	(5,677)	154,776	296,889	(11,940)	308,829
Customer support	184,137	4,671	179,466	369,804	6,432	363,372
Professional service and other	50,255	(7,967)	58,222	100,002	(15,853)	115,855
Total revenues	465,347	(2,498)	467,845	899,882	(21,750)	921,632
Total Cost of Revenues	139,742	(8,645)	148,387	279,794	(15,533)	295,327
Total GAAP-based Gross Profit	325,605	6,147	319,458	620,088	(6,217)	626,305
Total GAAP-based Gross Margin %	70.0%		68.3%	68.9%		68.0%
Total GAAP-based Operating Expenses	215,563	6,676	208,887	433,573	20,865	412,708
Total GAAP-based Income from Operations	$110,042	$(529)	$110,571	$186,515	$(27,082)	$213,597

% Revenues by Product Type:
License	17.6%		16.1%	14.8%		14.5%
Cloud services	32.0%		33.1%	33.0%		33.5%
Customer support	39.6%		38.4%	41.1%		39.4%
Professional service and other	10.8%		12.4%	11.1%		12.6%

Total Cost of Revenues by Product Type:
License	$2,029	$(1,382)	$3,411	$4,710	$(1,698)	$6,408
Cloud services	58,918	385	58,533	117,834	(276)	118,110
Customer support	21,689	(2,142)	23,831	42,197	(4,597)	46,794
Professional service and other	38,375	(6,031)	44,406	76,439	(11,164)	87,603
Amortization of acquired technology-based intangible assets	18,731	525	18,206	38,614	2,202	36,412
Total cost of revenues	$139,742	$(8,645)	$148,387	$279,794	$(15,533)	$295,327

% GAAP-based Gross Margin by Product Type:
License	97.5%		95.5%	96.5%		95.2%
Cloud services	60.5%		62.2%	60.3%		61.8%
Customer support	88.2%		86.7%	88.6%		87.1%
Professional service and other	23.6%		23.7%	23.6%		24.4%

Total Revenues by Geography:
Americas (1)	$258,942	$4,612	$254,330	$509,937	$9,353	$500,584
EMEA (2)	162,568	(4,514)	167,082	308,788	(20,467)	329,255
Asia Pacific (3)	43,837	(2,596)	46,433	81,157	(10,636)	91,793
Total revenues	$465,347	$(2,498)	$467,845	$899,882	$(21,750)	$921,632

% Revenues by Geography:
Americas (1)	55.6%		54.4%	56.7%		54.3%
EMEA (2)	34.9%		35.7%	34.3%		35.7%
Asia Pacific (3)	9.5%		9.9%	9.0%		10.0%

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
GAAP-based gross margin	70.0%	68.3%	68.9%	68.0%
GAAP-based operating margin	23.6%	23.6%	20.7%	23.2%
GAAP-based EPS, diluted	$0.72	$0.60	$1.06	$1.13
Non-GAAP-based gross margin (4)	74.2%	72.3%	73.4%	72.1%
Non-GAAP-based operating margin (4)	37.0%	32.8%	35.6%	33.5%
Non-GAAP-based EPS, diluted (4)	$1.01	$0.97	$1.85	$1.93

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
License Revenues:
Americas	$37,056	$5,141	$31,915	$62,311	$7,706	$54,605
EMEA	35,066	1,292	33,774	57,744	(4,566)	62,310
Asia Pacific	9,734	42	9,692	13,132	(3,529)	16,661
Total License Revenues	81,856	6,475	75,381	133,187	(389)	133,576
Cost of License Revenues	2,029	(1,382)	3,411	4,710	(1,698)	6,408
GAAP-based License Gross Profit	$79,827	$7,857	$71,970	$128,477	$1,309	$127,168
GAAP-based License Gross Margin %	97.5%		95.5%	96.5%		95.2%

% License Revenues by Geography:
Americas	45.3%		42.3%	46.8%		40.9%
EMEA	42.8%		44.8%	43.4%		46.6%
Asia Pacific	11.9%		12.9%	9.8%		12.5%
License revenues increased by $6.5 million during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $7.9 million. Geographically, the overall increase was attributable to an increase in Americas of $5.1 million, and an increase in EMEA of $1.3 million. The number of license deals greater than $0.5 million that closed during the second quarter of Fiscal 2016 was 27 deals, compared to 22 deals in the same period in Fiscal 2015.
License revenues decreased by $0.4 million during the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $12.6 million. Geographically, the overall decrease was attributable to a decrease in EMEA of $4.6 million, and a decrease in Asia Pacific of $3.5 million, offset by an increase in Americas of $7.7 million. The number of license deals greater than $0.5 million that closed during the first six months of Fiscal 2016 was 41 deals, compared to 34 deals in the same period in Fiscal 2015. However, the aggregate number of deals that closed during the period was less, contributing to slightly lower license revenue.

Cost of license revenues decreased by $1.4 million during the three months ended December 31, 2015, primarily as a result of lower third party technology costs. As a result, the gross margin percentage on license revenues increased to approximately 98% from approximately 95%.
Cost of license revenues decreased by $1.7 million during the six months ended December 31, 2015, primarily as a result of lower third party technology costs. As a result, the gross margin percentage on license revenues increased to approximately 96% from approximately 95% .
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Cloud Services:
Americas	$94,298	$(5,141)	$99,439	$191,950	$(6,075)	$198,025
EMEA	38,286	1,043	37,243	72,745	(1,459)	74,204
Asia Pacific	16,515	(1,579)	18,094	32,194	(4,406)	36,600
Total Cloud Services Revenues	149,099	(5,677)	154,776	296,889	(11,940)	308,829
Cost of Cloud Services Revenues	58,918	385	58,533	117,834	(276)	118,110
GAAP-based Cloud Services Gross Profit	$90,181	$(6,062)	$96,243	$179,055	$(11,664)	$190,719
GAAP-based Cloud Services Gross Margin %	60.5%		62.2%	60.3%		61.8%

% Cloud Services Revenues by Geography:
Americas	63.2%		64.2%	64.7%		64.1%
EMEA	25.7%		24.1%	24.5%		24.0%
Asia Pacific	11.1%		11.7%	10.8%		11.9%
Cloud services revenues decreased by $5.7 million during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $7.0 million. Geographically, the overall decrease was attributable to a decrease in Americas of $5.1 million, and a decrease in Asia Pacific of $1.6 million, partially offset by an increase in EMEA of $1.0 million. The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2016 was 7 deals, compared to 6 deals in the second quarter of Fiscal 2015.
Cloud services revenues decreased by $11.9 million during the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $15.5 million. Geographically, the overall decrease was attributable to a decrease in Americas of $6.1 million, a decrease in Asia Pacific of $4.4 million, and a decrease in EMEA of $1.5 million. The number of Cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2016 was 13 deals, compared to 13 deals in the same period in Fiscal 2015.
Cost of cloud services revenues increased by $0.4 million during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $1.6 million, and the impact of certain adjustments relating to the release of sales tax liabilities in Fiscal 2015 that did not occur in Fiscal 2016 in the amount of $1.1 million. These were partially offset by lower revenue attainment and a reduction in third party network usage fees of approximately $2.3 million. As a result, the gross margin percentage on cloud services revenue decreased to approximately 60% from approximately 62%.
Cost of cloud services revenues decreased by $0.3 million during the six months ended December 31, 2015 as compared to the same period in the prior fiscal year, due to lower revenue attainment and a reduction in third party network usage fees of approximately $4.9 million, partially offset by an increase in labour-related costs of approximately $4.0 million, and an increase in sales tax liabilities of approximately $0.6 million resulting from the impact of certain adjustments that occurred primarily in Fiscal 2015. Overall, the gross margin percentage on cloud services revenue decreased slightly to approximately 60% from approximately 62%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Customer Support Revenues:
Americas	$104,947	$9,029	$95,918	$210,541	$17,267	$193,274
EMEA	65,441	(3,974)	69,415	131,649	(9,283)	140,932
Asia Pacific	13,749	(384)	14,133	27,614	(1,552)	29,166
Total Customer Support Revenues	184,137	4,671	179,466	369,804	6,432	363,372
Cost of Customer Support Revenues	21,689	(2,142)	23,831	42,197	(4,597)	46,794
GAAP-based Customer Support Gross Profit	$162,448	$6,813	$155,635	$327,607	$11,029	$316,578
GAAP-based Customer Support Gross Margin %	88.2%		86.7%	88.6%		87.1%

% Customer Support Revenues by Geography:
Americas	57.0%		53.4%	56.9%		53.2%
EMEA	35.5%		38.7%	35.6%		38.8%
Asia Pacific	7.5%		7.9%	7.5%		8.0%
Customer support revenues increased by $4.7 million during the three months ended December 31, 2015, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $12.1 million. Geographically, the overall increase was attributable to an increase in Americas of $9.0 million, partially offset by a decrease in EMEA of $4.0 million, and a decrease in Asia Pacific of $0.4 million.
Customer support revenues increased by $6.4 million during the six months ended December 31, 2015, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $27.1

million. Geographically, the overall increase was attributable to an increase in Americas of $17.3 million, partially     offset by a decrease in EMEA of $9.3 million, and a decrease in Asia Pacific of $1.6 million.
Cost of customer support revenues decreased by $2.1 million during the three months ended December 31, 2015, primarily due to a reduction in the installed base of third party products of approximately $1.3 million, and a reduction in labour-related costs of approximately $0.7 million. As a result, the gross margin percentage on customer support revenues increased to approximately 88% from approximately 87%.
Cost of customer support revenues decreased by $4.6 million during the six months ended December 31, 2015, primarily due to a reduction in the installed base of third party products of approximately $2.1 million, and a reduction in labour-related costs of approximately $2.3 million. As a result, the gross margin percentage on customer support revenues increased to approximately 89% from approximately 87%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Professional Service and Other Revenues:
Americas	$22,641	$(4,416)	$27,057	$45,566	$(9,113)	$54,679
EMEA	23,775	(2,876)	26,651	46,219	(5,591)	51,810
Asia Pacific	3,839	(675)	4,514	8,217	(1,149)	9,366
Total Professional Service and Other Revenues	50,255	(7,967)	58,222	100,002	(15,853)	115,855
Cost of Professional Service and Other Revenues	38,375	(6,031)	44,406	76,439	(11,164)	87,603
GAAP-based Professional Service and Other Gross Profit	$11,880	$(1,936)	$13,816	$23,563	$(4,689)	$28,252
GAAP-based Professional Service and Other Gross Margin %	23.6%		23.7%	23.6%		24.4%

% Professional Service and Other Revenues by Geography:
Americas	45.1%		46.5%	45.6%		47.2%
EMEA	47.3%		45.8%	46.2%		44.7%
Asia Pacific	7.6%		7.7%	8.2%		8.1%
Professional service and other revenues decreased by $8.0 million during the three months ended December 31, 2015, as compared to the same period in the prior fiscal year, of which approximately $4.5 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $4.4 million, a decrease in EMEA of $2.9 million, and a decrease in Asia Pacific of $0.7 million.
Professional service and other revenues decreased by $15.9 million during the six months ended December 31, 2015, as compared to the same period in the prior fiscal year, of which approximately $9.9 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $9.1 million, a decrease in EMEA of $5.6 million, and a decrease in Asia Pacific of $1.1 million.
Cost of professional service and other revenues decreased during the three and six months ended December 31, 2015 by $6.0 million and $11.2 million, respectively, as a result of lower revenue attainment. Overall, the gross margin percentage on professional service and other revenues remained stable at approximately 24%.

Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Amortization of acquired technology-based intangible assets	$18,731	$525	$18,206	$38,614	$2,202	$36,412
During the three and six months ended December 31, 2015, amortization of acquired technology-based intangible assets increased by $0.5 million and $2.2 million, respectively, as compared to the same periods in the prior fiscal year. This is due to additions of new acquired technology-based intangible assets from our acquisitions of Daegis, Actuate, and Informative Graphics Corporation (IGC), partially offset by the intangible assets pertaining to our acquisitions of Global 360 Holding Corp. (Global 360), StreamServe Inc. (StreamServe), Operitel Corporation (Operitel), weComm Limited (weComm), Spicer Corporation, and eMotion LLC becoming fully amortized.

Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Research and development	$45,710	$(460)	$46,170	$92,150	$1,238	$90,912
Sales and marketing	85,875	(5,105)	90,980	163,820	(8,201)	172,021
General and administrative	33,767	(5,900)	39,667	69,336	(6,074)	75,410
Depreciation	13,330	865	12,465	26,244	1,537	24,707
Amortization of acquired customer-based intangible assets	27,793	2,429	25,364	55,598	4,350	51,248
Special charges	9,088	14,847	(5,759)	26,425	28,015	(1,590)
Total operating expenses	$215,563	$6,676	$208,887	$433,573	$20,865	$412,708

% of Total Revenues:
Research and development	9.8%		9.9%	10.2%		9.9%
Sales and marketing	18.5%		19.4%	18.2%		18.7%
General and administrative	7.3%		8.5%	7.7%		8.2%
Depreciation	2.9%		2.7%	2.9%		2.7%
Amortization of acquired customer-based intangible assets	6.0%		5.4%	6.2%		5.6%
Special charges	2.0%		(1.2)%	2.9%		(0.2)%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$330	$2,523
Contract labour and consulting	(622)	(1,271)
Share-based compensation	120	308
Travel and communication	(7)	(156)
Facilities	52	246
Other miscellaneous	(333)	(412)
Total year-over-year change in research and development expenses	$(460)	$1,238
Research and development expenses decreased by $0.5 million during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year. Contract labour and consulting expenses decreased by $0.6 million, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. This was partially offset by an increase in payroll and payroll-related benefits of $0.3 million, primarily attributed to our acquisition of Daegis. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 10%.
Research and development expenses increased by $1.2 million during the six months ended December 31, 2015 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits increased by $2.5 million and the use of facility and related resources increased by $0.2 million, primarily attributed to our acquisitions of Actuate and Daegis. These increases were partially offset by a decrease in contract labour and consulting expenses of $1.3 million, resulting from continued efforts to reduce the usage of external services and replace them with internal resources. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 10%.
Our research and development labour resources increased by 77 employees, from 1,919 employees at December 31, 2014 to 1,996 employees at December 31, 2015.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$(5,172)	$(7,508)
Commissions	(1,036)	1,266
Contract labour and consulting	(146)	(411)
Share-based compensation	109	1,131
Travel and communication	(1,140)	(2,464)
Marketing expenses	742	22
Facilities	611	400
Other miscellaneous	927	(637)
Total year-over-year change in sales and marketing expenses	$(5,105)	$(8,201)
Sales and marketing expenses decreased by $5.1 million during the three months ended December 31, 2015, as compared to the same period in the prior fiscal year. This was primarily due to a $5.2 million decrease in payroll and payroll-related benefits, a $1.1 million decrease in travel and communication expenses, and a $1.0 million decrease in commission expense. These decreases were partially offset by an increase in promotional activity for our annual user conference of $0.7 million, and an increase in the use of facility and related resources of $0.6 million. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased slightly to approximately 18% from approximately 19% during the same period in the prior fiscal year.
Sales and marketing expenses decreased by $8.2 million during the six months ended December 31, 2015, as compared to the same period in the prior fiscal year. This was primarily due to a $7.5 million decrease in payroll and payroll-related benefits, and a $2.5 million decrease in travel and communication expenses. These decreases were partially offset by a $1.3 million increase in commission expense and a $1.1 million increase in share-based compensation expense. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased slightly to approximately 18% from approximately 19% during the same period in the prior fiscal year.
Our sales and marketing labour resources decreased by 68 employees, from 1,384 employees at December 31, 2014 to 1,316 employees at December 31, 2015.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$(2,212)	$(1,283)
Contract labour and consulting	(187)	(29)
Share-based compensation	1,377	2,008
Travel and communication	541	1,642
Facilities	(382)	(429)
Other miscellaneous	(5,037)	(7,983)
Total year-over-year change in general and administrative expenses	$(5,900)	$(6,074)
General and administrative expenses decreased by $5.9 million during the three months ended December 31, 2015, as compared to the same period in the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $5.0 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $2.2 million. These decreases were partially offset by a $1.4 million increase in share-based compensation, and a $0.5 million increase in travel and communications. Overall, general and administrative expenses, as a percentage of total revenue decreased to approximately 7% from approximately 8% during the same period in the prior fiscal year.
General and administrative expenses decreased by $6.1 million during the six months ended December 31, 2015, as compared to the same period in the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $8.0 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $1.3 million. These decreases were partially offset by a $2.0 million increase in share-based compensation, and a $1.6 million increase in travel and communications. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
Our general and administrative labour resources increased by 51 employees, from 976 employees at December 31, 2014 to 1,027 employees at December 31, 2015.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Depreciation	$13,330	$865	$12,465	$26,244	$1,537	$24,707
Depreciation expenses as a percentage of total revenue remained relatively stable, at approximately 3% during the three and six months ended December 31, 2015, as compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Amortization of acquired customer-based intangible assets	$27,793	$2,429	$25,364	$55,598	$4,350	$51,248

Acquired customer-based intangible assets amortization expense increased during the three and six months ended December 31, 2015 by $2.4 million and $4.4 million, respectively. This is primarily due to additions of new acquired customer-based intangible assets from our acquisitions of Daegis, Actuate and IGC, partially offset by the intangible customer-based assets pertaining to our acquisitions of Global 360, Captaris Inc., and Vignette Corporation becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Special charges (recoveries)	$9,088	$14,847	$(5,759)	$26,425	$28,015	$(1,590)
Special charges increased during the three months ended December 31, 2015 by $14.8 million, as compared to the same period in the prior fiscal year. This is primarily due to a recovery we had during the three months ended December 31, 2014 of $9.8 million relating to the reversal of certain pre-acquisition tax liabilities and interest, based on revised estimates, and in certain cases due to tax years becoming statute barred. This recovery was not repeated in the current fiscal year, contributing to an increase in charges when compared to the last fiscal year. Additionally, during the three months ended December 31, 2015, we incurred $2.9 million relating to a one-time ERP implementation project in which we are involved in, and lastly we had a net increase in restructuring charges of $2.3 million primarily on account of our "Fiscal 2015 restructuring plan", which had not been in effect as of December 31, 2014. The remainder of the change is due to miscellaneous items.
Special charges increased during the six months ended December 31, 2015 by $28.0 million, as compared to the same period in the prior fiscal year. This is primarily due to a recovery we had during the three months ended December 31, 2014 of $9.8 million relating to the reversal of certain pre-acquisition tax liabilities and interest, based on revised estimates, and in certain cases due to tax years becoming statute barred. This recovery was not repeated in the current fiscal year, contributing to an increase in charges when compared to the last fiscal year. Additionally, during the six months ended December 31, 2015, we incurred $4.8 million relating to a one-time ERP implementation project in which we are involved in, and lastly we had a net increase in restructuring charges of $15.1 million primarily on account of our "Fiscal 2015 restructuring plan", which had not been in effect as of December 31, 2014. The increases were partially offset by a decrease in acquisition related costs of $1.7 million.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Other income (expense), net	$961	$10,275	$(9,314)	$(3,952)	$15,235	$(19,187)

Net Interest and Other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change (increase) decrease	2014	2015	Change (increase) decrease	2014
Interest and other related expense, net	$(19,187)	$(10,732)	$(8,455)	$(38,233)	$(18,679)	$(19,554)
Net interest and other related expense increased during the three and six months ended December 31, 2015 by $10.7 million and $18.7 million, respectively, as compared to the same periods in the prior fiscal year. This is primarily due to additional interest expense incurred relating to the Senior Notes, partially offset by a reduction in interest expense resulting from the repayment of our Term Loan A (each as defined below).
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2015	Change increase (decrease)	2014	2015	Change increase (decrease)	2014
Provision for income taxes	$4,074	$(14,234)	$18,308	$15,276	$(20,434)	$35,710
The effective tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) decreased to 4.4% for the three months ended December 31, 2015, compared to 19.7% for the three months ended December 31, 2014. The decrease to tax expense of $14.2 million is primarily the result of (i) variances in income among jurisdictions, resulting in the impact of foreign tax rates in the amount of $8.8 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $11.7 million. These impacts were partially offset by an increase in valuation allowance in the amount of $1.8 million, tax filings in excess of amounts previously booked of $1.9 million and additional accruals in respect of future distributions from foreign subsidiaries of $1.2 million. The remainder of the differences are due to normal course movements and non-material items.
The effective tax rate decreased to 10.6% for the six months ended December 31, 2015, compared to 20.4% for the six months ended December 31, 2014. The decrease to tax expense of $20.4 million is primarily the result of (i) lower net income, having an impact of $14.1 million, and (ii) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $13.9 million. These impacts were partially offset by an increase in valuation allowance in the amount of $3.1 million, tax filings in excess of amounts previously booked of $2.0 million and additional accruals in respect of future distributions from foreign subsidiaries of $1.1 million. The remainder of the differences are due to normal course movements and non-material items.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2015
(in thousands except for per share data)

	Three Months Ended December 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$58,918		$(158)	(1)	$58,760
Customer support	21,689		(258)	(1)	21,431
Professional service and other	38,375		(386)	(1)	37,989
Amortization of acquired technology-based intangible assets	18,731		(18,731)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	325,605	70.0%	19,533	(3)	345,138	74.2%
Operating expenses
Research and development	45,710		(736)	(1)	44,974
Sales and marketing	85,875		(2,715)	(1)	83,160
General and administrative	33,767		(2,328)	(1)	31,439
Amortization of acquired customer-based intangible assets	27,793		(27,793)	(2)	—
Special charges (recoveries)	9,088		(9,088)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	110,042	23.6%	62,193	(5)	172,235	37.0%
Other income (expense), net	961		(961)	(6)	—
Provision for (recovery of) income taxes	4,074		26,480	(7)	30,554
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	87,686		34,752	(8)	122,438
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.72		$0.29	(8)	$1.01

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 4% and a non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$122,438	$1.01
Less:
Amortization	46,524	0.38
Share-based compensation	6,581	0.05
Special charges (recoveries)	9,088	0.07
Other (income) expense, net	(961)	(0.01)
GAAP-based provision for (recovery of) income taxes	4,074	0.03
Non-GAAP based provision for income taxes	(30,554)	(0.23)
GAAP-based net income, attributable to OpenText	$87,686	$0.72

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2014
(in thousands except for per share data)

	Three Months Ended December 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$58,533		$(186)	(1)	$58,347
Customer support	23,831		(234)	(1)	23,597
Professional service and other	44,406		(335)	(1)	44,071
Amortization of acquired technology-based intangible assets	18,206		(18,206)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	319,458	68.3%	18,961	(3)	338,419	72.3%
Operating expenses
Research and development	46,170		(614)	(1)	45,556
Sales and marketing	90,980		(2,594)	(1)	88,386
General and administrative	39,667		(966)	(1)	38,701
Amortization of acquired customer-based intangible assets	25,364		(25,364)	(2)	—
Special charges (recoveries)	(5,759)		5,759	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	110,571	23.6%	42,740	(5)	153,311	32.8%
Other income (expense), net	(9,314)		9,314	(6)	—
Provision for (recovery of) income taxes	18,308		7,559	(7)	25,867
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	74,287		44,495	(8)	118,782
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.60		$0.37	(8)	$0.97

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 20% and a non-GAAP-based tax rate of 18%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended December 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$118,782	$0.97
Less:
Amortization	43,570	0.35
Share-based compensation	4,929	0.04
Special charges (recoveries)	(5,759)	(0.05)
Other (income) expense, net	9,314	0.08
GAAP-based provision for (recovery of) income taxes	18,308	0.15
Non-GAAP based provision for income taxes	(25,867)	(0.20)
GAAP-based net income, attributable to OpenText	$74,287	$0.60

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2015
(in thousands except for per share data)

	Six Months Ended December 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$117,834		$(439)	(1)	$117,395
Customer support	42,197		(416)	(1)	41,781
Professional service and other	76,439		(839)	(1)	75,600
Amortization of acquired technology-based intangible assets	38,614		(38,614)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	620,088	68.9%	40,308	(3)	660,396	73.4%
Operating expenses
Research and development	92,150		(1,488)	(1)	90,662
Sales and marketing	163,820		(5,830)	(1)	157,990
General and administrative	69,336		(4,102)	(1)	65,234
Amortization of acquired customer-based intangible assets	55,598		(55,598)	(2)	—
Special charges (recoveries)	26,425		(26,425)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	186,515	20.7%	133,751	(5)	320,266	35.6%
Other income (expense), net	(3,952)		3,952	(6)	—
Provision for (recovery of) income taxes	15,276		41,049	(7)	56,325
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	128,972		96,654	(8)	225,626
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.06		$0.79	(8)	$1.85

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 11% and a non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$225,626	$1.85
Less:
Amortization	94,212	0.77
Share-based compensation	13,114	0.11
Special charges (recoveries)	26,425	0.22
Other (income) expense, net	3,952	0.03
GAAP-based provision for (recovery of) income taxes	15,276	0.12
Non-GAAP based provision for income taxes	(56,325)	(0.46)
GAAP-based net income, attributable to OpenText	$128,972	$1.06

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2014
(in thousands except for per share data)

	Six Months Ended December 31, 2014
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services	$118,110		$(399)	(1)	$117,711
Customer support	46,794		(408)	(1)	46,386
Professional service and other	87,603		(598)	(1)	87,005
Amortization of acquired technology-based intangible assets	36,412		(36,412)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	626,305	68.0%	37,817	(3)	664,122	72.1%
Operating expenses
Research and development	90,912		(1,177)	(1)	89,735
Sales and marketing	172,021		(4,668)	(1)	167,353
General and administrative	75,410		(2,128)	(1)	73,282
Amortization of acquired customer-based intangible assets	51,248		(51,248)	(2)	—
Special charges (recoveries)	(1,590)		1,590	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	213,597	23.2%	95,448	(5)	309,045	33.5%
Other income (expense), net	(19,187)		19,187	(6)	—
Provision for (recovery of) income taxes	35,710		16,165	(7)	51,875
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	138,913		98,470	(8)	237,383
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.13		$0.80	(8)	$1.93

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 20% and a non-GAAP-based tax rate of 18%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, special charges and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Six Months Ended December 31, 2014
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$237,383	$1.93
Less:
Amortization	87,660	0.71
Share-based compensation	9,378	0.08
Special charges (recoveries)	(1,590)	(0.01)
Other (income) expense, net	19,187	0.16
GAAP-based provision for (recovery of) income taxes	35,710	0.29
Non-GAAP based provision for income taxes	(51,875)	(0.43)
GAAP-based net income, attributable to OpenText	$138,913	$1.13

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2015	Change increase (decrease)	As of June 30, 2015
Cash and cash equivalents	$725,963	$25,964	$699,999
Short-term investments	$16,271	$(4,003)	$20,274

	Six Months Ended December 31,
(In thousands)	2015	Change	2014
Cash provided by operating activities	$216,658	$(31,445)	$248,103
Cash used in investing activities	$(60,260)	$(2,901)	$(57,359)
Cash used in financing activities	$(119,636)	$(60,069)	$(59,567)
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
As at December 31, 2015, we have provided $12.8 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $31.4 million due to a decrease in net income before the impact of non-cash items of $5.6 million and a decrease in changes from working capital of $25.8 million. The decrease in operating cash flow from changes in working capital of $25.8 million is primarily due to the net impact of the following changes: (i) $29.3 million relating to a higher accounts receivable balance, (ii) $15.9 million relating to a higher deferred revenue balance, and (iii) $11.3 million relating to the net impact of changes in income taxes payable and deferred charges and credits. These decreases were partially offset by the net impact of the following changes: (i) $22.5 million relating to a higher accounts payable and accrued liabilities balance, (ii) $6.9 million due to a lower other assets balance, and (iii) $1.3 million due to a lower prepaid and other current assets balance.
During the second quarter of Fiscal 2016 our Days Sales Outstanding (DSO) was 54 days compared to a DSO of 50 days during the second quarter of Fiscal 2015 and the per day impact of our DSO in the second quarters of Fiscal 2016 and Fiscal 2015 on our cash flows was $3.1 million and $2.9 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $2.9 million. This is primarily due to (i) the purchase consideration for Daegis in the amount of $22.1 million, (ii) a payment of $7.7 million relating to Actuate equity-based liabilities that were accrued for but unpaid at the time of acquisition, and (iii) a payment of $2.0 million relating to an amount previously held back on a prior period acquisition in accordance with the terms of the agreement. These increases were partially offset by (i) a decrease in additions to property and equipment of $18.4 million, (ii) a decrease in other investing activities of $4.8 million, primarily due the purchase of shares of Actuate in the open market prior to the date of acquisition in the first quarter of Fiscal 2015, and (iii) proceeds of $5.3 million received from the maturity of short-term investments.

Cash flows from financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $60.1 million. This is primarily due to (i) the repurchase of approximately 1.5 million Common Shares for approximately $65.5 million under our Share Repurchase Plan, (ii) the repurchase of approximately 0.2 million Common Shares for approximately $10.6 million for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans, and (iii) a $5.4 million increase in dividend payments made to our shareholders. These increases were partially offset by a reduction in principal payments on our credit facilities of $22.8 million.
Cash Dividends
During the three and six months ended December 31, 2015, we declared and paid cash dividends of $0.20 per Common Share and $0.40 per Common Share, respectively, that totaled $24.2 million and $47.5 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2015, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2015, our consolidated net leverage ratio was 1.4:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of December 31, 2015, we have not drawn any amounts on the Revolver.
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
During the three and six months ended December 31, 2015, we repurchased and cancelled approximately 0.3 million and 1.5 million, respectively, Common Shares for approximately $15.5 million and $65.5 million, respectively, under our Share Repurchase Plan (three and six months ended December 31, 2014—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.

As of December 31, 2015, approximately $134.5 million remained available for repurchase under the Share Repurchase Plan.
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
Pensions
As of December 31, 2015, our total unfunded pension plan obligations were $56.4 million, of which $1.5 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (six months ending June 30)	$282	$379	$14
2017	616	771	31
2018	658	859	42
2019	738	917	77
2020	803	968	90
2021 to 2025	4,932	5,259	1,223
Total	$8,029	$9,153	$1,477
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2015, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2016— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,048,682	$39,365	$156,944	$155,957	$1,696,416
Operating lease obligations*	204,880	22,965	74,033	52,267	55,615
Purchase obligations	12,048	5,521	6,106	421	—
	$2,265,610	$67,851	$237,083	$208,645	$1,752,031
*Net of $7.4 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such estimated losses were not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
Contingencies
As we have previously disclosed, the United States Internal Revenue Service (IRS) is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Condensed Consolidated Financial Statements.
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on our discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2015, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.0 million as of December 31, 2015. We currently have in place a bank guarantee in the amount of $3.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.8 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
As of December 31, 2015, we had an outstanding balance of $784.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2015, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.8 million, assuming that the loan balance as of December 31, 2015 is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at December 31, 2015, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.6 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2015 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2015	U.S. Dollar Equivalent at June 30, 2015
Euro	$175,683	$125,411
British Pound	46,520	28,634
Canadian Dollar	22,452	21,358
Swiss Franc	17,947	12,364
Other foreign currencies	60,507	55,996
Total cash and cash equivalents denominated in foreign currencies	323,109	243,763
U.S. dollar	402,854	456,236
Total cash and cash equivalents	$725,963	$699,999
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $32.3 million (June 30, 2015—$24.4 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/15 to 10/31/15		—	$—	—	—
11/01/15 to 11/30/15	(1)	344,436	$44.95	344,436	4,640,634
12/01/15 to 12/31/15	(2)	225,000	$47.23	—
Total		569,436	$45.85	344,436	4,640,634

(1) On July 28, 2015, our board of directors authorized the repurchase of up to an aggregate of $200.0 million of our Common Shares. Under the normal course issuer bid (NCIB), up to 5% of our 122,337,654 Common Shares outstanding as of July 27, 2015, or 6,116,882 Common Shares (subject to a maximum aggregate dollar purchase price of $200.0 million), are permitted to be purchased commencing on August 6, 2015 until August 5, 2016.

(2) Represents Common Shares repurchased for potential reissuance under our LTIP or other plans. For more details, please see "Treasury Stock" under note 12 "Share Capital, Option Plans and Share-based Payments" to our Condensed Consolidated Financial Statements.

Item 6.    Exhibits and Financial Statements Schedules

The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated December 21, 2015, among the Company, Open Text Inc. and Stephen F. Murphy. (1)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 24, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 9, 2016

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)