Form 10-Q
period 2016-03-31
OPEN TEXT CORP
filed 2016-04-27
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 25, 2016, there were 121,289,277 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$877,405	$699,999
Short-term investments	13,008	11,166
Accounts receivable trade, net of allowance for doubtful accounts of $7,932 as of March 31, 2016 and $5,987 as of June 30, 2015 (note 3)	266,450	284,131
Income taxes recoverable (note 14)	15,577	21,151
Prepaid expenses and other current assets	56,030	53,191
Deferred tax assets (note 14)	27,952	30,711
Total current assets	1,256,422	1,100,349
Property and equipment (note 4)	172,020	160,419
Goodwill (note 5)	2,169,637	2,161,592
Acquired intangible assets (note 6)	558,571	679,479
Deferred tax assets (note 14)	156,148	155,411
Other assets (note 7)	75,286	85,576
Deferred charges (note 8)	26,575	37,265
Long-term income taxes recoverable (note 14)	8,706	8,404
Total assets	$4,423,365	$4,388,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$212,886	$241,370
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	368,020	358,066
Income taxes payable (note 14)	20,906	17,001
Deferred tax liabilities (note 14)	734	997
Total current liabilities	610,546	625,434
Long-term liabilities:
Accrued liabilities (note 9)	31,357	34,682
Deferred credits (note 8)	9,503	12,943
Pension liability (note 11)	58,292	56,737
Long-term debt (note 10)	1,574,000	1,580,000
Deferred revenues	33,868	28,223
Long-term income taxes payable (note 14)	142,616	151,484
Deferred tax liabilities (note 14)	52,701	69,185
Total long-term liabilities	1,902,337	1,933,254
Shareholders’ equity:
Share capital (note 12)
121,220,097 and 122,293,986 Common Shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively; Authorized Common Shares: unlimited	809,708	808,010
Additional paid-in capital	140,406	126,417
Accumulated other comprehensive income	51,248	51,828
Retained earnings	933,791	863,015
Treasury stock, at cost (633,647 shares at March 31, 2016 and 625,725 at June 30, 2015, respectively)	(25,268)	(19,986)
Total OpenText shareholders' equity	1,909,885	1,829,284
Non-controlling interests	597	523
Total shareholders’ equity	1,910,482	1,829,807
Total liabilities and shareholders’ equity	$4,423,365	$4,388,495
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent event (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues:
License	$64,397	$63,561	$197,584	$197,137
Cloud services and subscriptions	147,505	147,513	444,394	456,342
Customer support	183,636	184,204	553,440	547,576
Professional service and other	45,005	52,299	145,007	168,154
Total revenues	440,543	447,577	1,340,425	1,369,209
Cost of revenues:
License	2,480	2,980	7,190	9,388
Cloud services and subscriptions	61,298	60,776	179,132	178,886
Customer support	22,427	24,084	64,624	70,878
Professional service and other	37,599	42,396	114,038	129,999
Amortization of acquired technology-based intangible assets (note 6)	17,630	22,136	56,244	58,548
Total cost of revenues	141,434	152,372	421,228	447,699
Gross profit	299,109	295,205	919,197	921,510
Operating expenses:
Research and development	48,160	53,222	140,310	144,134
Sales and marketing	84,600	97,146	248,420	269,167
General and administrative	37,731	45,552	107,067	120,962
Depreciation	13,754	12,809	39,998	37,516
Amortization of acquired customer-based intangible assets (note 6)	27,966	28,250	83,564	79,498
Special charges (recoveries) (note 17)	(1,671)	5,622	24,754	4,032
Total operating expenses	210,540	242,601	644,113	655,309
Income from operations	88,569	52,604	275,084	266,201
Other income (expense), net	2,120	(9,550)	(1,832)	(28,737)
Interest and other related expense, net	(16,228)	(16,872)	(54,461)	(36,426)
Income before income taxes	74,461	26,182	218,791	201,038
Provision for (recovery of) income taxes (note 14)	5,353	(309)	20,629	35,401
Net income for the period	$69,108	$26,491	$198,162	$165,637
Net (income) loss attributable to non-controlling interests	7	119	(75)	(114)
Net income attributable to OpenText	$69,115	$26,610	$198,087	$165,523
Earnings per share—basic attributable to OpenText (note 20)	$0.57	$0.22	$1.63	$1.36
Earnings per share—diluted attributable to OpenText (note 20)	$0.57	$0.22	$1.62	$1.35
Weighted average number of Common Shares outstanding—basic	121,159	122,158	121,514	122,042
Weighted average number of Common Shares outstanding—diluted	121,706	123,054	122,044	122,980
Dividends declared per Common Share	$0.2000	$0.1725	$0.6000	$0.5175
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income for the period	$69,108	$26,491	$198,162	$165,637
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	988	9,280	(40)	17,626
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss)	2,115	(2,801)	(2,704)	(7,017)
Loss reclassified into net income	1,086	2,488	2,412	3,485
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial loss	(1,848)	(3,052)	(87)	(10,107)
Amortization of actuarial loss into net income	88	75	261	280
Unrealized net gain (loss) on short-term investments	(557)	4	(422)	4
Unrealized gain on marketable securities (Actuate)	—	—	—	1,906
Release of unrealized gain on marketable securities (Actuate)	—	(1,906)	—	(1,906)
Total other comprehensive income (loss), net, for the period	1,872	4,088	(580)	4,271
Total comprehensive income	70,980	30,579	197,582	169,908
Comprehensive (income) loss attributable to non-controlling interests	7	119	(75)	(114)
Total comprehensive income attributable to OpenText	$70,987	$30,698	$197,507	$169,794

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income for the period	$198,162	$165,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	179,806	175,562
Share-based compensation expense	19,080	15,940
Excess tax benefits on share-based compensation expense	(257)	(1,611)
Pension expense	3,459	3,602
Amortization of debt issuance costs	3,470	3,410
Amortization of deferred charges and credits	7,250	7,893
Loss on sale and write down of property and equipment	1,108	118
Release of unrealized gain on marketable securities to income	—	(3,098)
Write off of unamortized debt issuance costs	—	2,919
Deferred taxes	(15,692)	(4,037)
Changes in operating assets and liabilities:
Accounts receivable	22,152	76,560
Prepaid expenses and other current assets	(2,589)	(4,001)
Income taxes	3,290	1,354
Accounts payable and accrued liabilities	(27,434)	(53,747)
Deferred revenue	12,564	6,705
Other assets	2,233	(1,992)
Net cash provided by operating activities	406,602	391,214
Cash flows from investing activities:
Additions of property and equipment	(48,897)	(60,586)
Proceeds from maturity of short-term investments	9,239	7,092
Purchase of Daegis Inc., net of cash acquired	(22,146)	—
Purchase of Actuate Corporation, net of cash acquired	(8,153)	(291,768)
Purchase of Informative Graphics Corporation, net of cash acquired	(3,464)	(35,180)
Purchase of ICCM Professional Services Limited, net of cash acquired	(2,027)	—
Purchase of a division of Spicer Corporation	—	(222)
Purchase consideration for prior period acquisitions	—	(590)
Other investing activities	(6,124)	(8,915)
Net cash used in investing activities	(81,572)	(390,169)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	257	1,611
Proceeds from issuance of Common Shares	11,828	12,827
Purchase of Treasury Stock	(10,627)	(1,251)
Common Shares repurchased	(65,509)	—
Proceeds from long-term debt and revolver	—	800,000
Repayment of long-term debt	(6,000)	(520,485)
Debt issuance costs	—	(18,076)
Payments of dividends to shareholders	(71,627)	(63,174)
Net cash provided by (used in) financing activities	(141,678)	211,452
Foreign exchange loss on cash held in foreign currencies	(5,946)	(27,210)
Increase in cash and cash equivalents during the period	177,406	185,287
Cash and cash equivalents at beginning of the period	699,999	427,890
Cash and cash equivalents at end of the period	$877,405	$613,177
Supplementary cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2016
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of March 31, 2016, were 90%, 85% and 81% owned, respectively, by OpenText.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ending June 30, 2016; (ii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; (iii) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; and (iv) the term “Fiscal 2013” means our fiscal year beginning on July 1, 2012 and ended June 30, 2013.
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation including the reclassification related to a change in the method of allocating operating expenses within the Company. As a result of such reclassifications, the following expenses have been reclassified for the three and nine months ended March 31, 2015 as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2015	2015
Reclassifications within cost of revenue
Decrease to cost of revenue - Cloud services and subscriptions	$(1,174)	$(1,878)
Decrease to cost of revenue - Customer support	(8)	(374)
Decrease to cost of revenue - Professional services and other	(7)	(654)
Reclassifications within operating expenses
Decrease to operating expense - General and administrative	$(170)	$(365)
Increase to operating expense - Sales and marketing	1,359	3,271
Starting in the fourth quarter of Fiscal 2015, we combined revenues from Cloud services and revenues from subscriptions into one line item named "Cloud services and subscriptions" revenue. In addition, we reclassified certain license revenue, Customer support revenue and Professional services revenue to “Cloud services and subscriptions” revenue to better align the nature of revenues that are now depicted under  “Cloud services and subscriptions” revenue. As a result, revenue and cost of revenues previously reflected in "License", "Customer support" and "Professional services and other" were reclassified to

“Cloud services and subscriptions”. These revenues and expenses have been reclassified in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 to conform with the current period presentation as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2015	2015
Reclassifications within revenue
Decrease to License	$(397)	$(1,260)
Decrease to Customer support	(131)	(131)
Decrease to Professional services and other	(3,163)	(9,854)
Increase to Cloud services and subscriptions	3,691	11,245
Reclassifications within cost of revenue
Decrease to cost of revenue - License	$(34)	$(126)
Decrease to cost of revenue - Professional services and other	(1,927)	(5,679)
Increase to cost of revenue - Cloud services and subscriptions	1,961	5,805
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENT
Share-based Compensation
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, "Compensation-Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for us during the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted. We are currently assessing how the adoption of this standard will impact our Condensed Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former ASC Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We believe adoption of this standard will have a significant impact on our Condensed Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations and Cash Flows.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). This update requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. ASU 2016-01 is effective for our fiscal year ending June 30, 2019. We are currently evaluating the impact of the pending adoption of ASU 2016-01 on our Condensed Consolidated Financial Statements.

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
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This update amended Accounting Standards Codification (ASC) Topic 805 “Business Combinations” to simplify the presentation of adjustments to the initial purchase price allocation identified during the measurement period of a business combination. ASU 2015-16 requires that the acquirer record, in the reporting period in which the adjustment amounts are determined, the effect on earnings of changes in depreciation, amortization or their income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. During the third quarter of Fiscal 2016 we early adopted ASU 2015-16. The early adoption of ASU 2015-16 did not have an impact on our Condensed Consolidated Financial Statements for this period.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09). This update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net)” (ASU 2016-08), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB has issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments however did not change the core principle of the guidance in Topic 606. We are currently evaluating the effect that the pending adoption of the above mentioned ASUs will have on our Condensed Consolidated Financial Statements and related disclosures. Although it is expected to have a significant impact on our revenue recognition policies and disclosures, we have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2015	$5,987
Bad debt expense	4,498
Write-off /adjustments	(2,553)
Balance as of March 31, 2016	$7,932
Included in accounts receivable are unbilled receivables in the amount of $28.4 million as of March 31, 2016 (June 30, 2015—$26.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of March 31, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$18,894	$(12,205)	$6,689
Office equipment	819	(215)	604
Computer hardware	124,322	(86,049)	38,273
Computer software	44,029	(23,146)	20,883
Capitalized software development costs	50,253	(14,099)	36,154
Leasehold improvements	63,174	(33,709)	29,465
Land and buildings	48,173	(8,221)	39,952
Total	$349,664	$(177,644)	$172,020

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$17,571	$(11,334)	$6,237
Office equipment	1,532	(879)	653
Computer hardware	110,076	(72,479)	37,597
Computer software	37,981	(17,525)	20,456
Capitalized software development costs	38,576	(7,353)	31,223
Leasehold improvements	53,391	(29,458)	23,933
Land and buildings	47,525	(7,205)	40,320
Total	$306,652	$(146,233)	$160,419
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2015:

Balance as of June 30, 2015	$2,161,592
Acquisition of Daegis Inc. (note 18)	8,045
Balance as of March 31, 2016	$2,169,637

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of March 31, 2016
	Cost	Accumulated Amortization	Net
Technology Assets	$306,973	$(137,855)	$169,118
Customer Assets	707,806	(318,353)	389,453
Total	$1,014,779	$(456,208)	$558,571

	As of June 30, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$428,724	$(210,862)	$217,862
Customer Assets	716,525	(254,908)	461,617
Total	$1,145,249	$(465,770)	$679,479
The above balances as of March 31, 2016 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the nine months ended March 31, 2016. The impact of this resulted in a reduction of $129.3 million related to Technology Assets and $20.1 million related to Customer Assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and six years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated below. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2016 (three months ending June 30)	$43,670
2017	167,614
2018	154,917
2019	127,513
2020	58,210
2021 and beyond	6,647
Total	$558,571

NOTE 7—OTHER ASSETS

	As of March 31, 2016	As of June 30, 2015
Debt issuance costs	$27,160	$30,630
Deposits and restricted cash	12,158	12,137
Deferred implementation costs	15,726	13,736
Cost basis investments	14,833	11,386
Marketable securities	—	9,108
Long-term prepaid expenses and other long-term assets	5,409	8,579
Total	$75,286	$85,576
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
Marketable securities are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. As of March 31, 2016, all of our marketable securities are recorded as short-term investments.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of March 31, 2016	As of June 30, 2015
Accounts payable—trade*	$43,643	$15,558
Accrued salaries and commissions	66,393	83,888
Accrued liabilities	82,104	107,870
Accrued interest on Senior Notes	9,375	20,625
Amounts payable in respect of restructuring and other Special charges	9,025	12,065
Asset retirement obligations	2,346	1,364
Total	$212,886	$241,370
*Accounts payable - trade has increased primarily as a result of an active working capital management program.
Long-term accrued liabilities

	As of March 31, 2016	As of June 30, 2015
Amounts payable in respect of restructuring and other Special charges	$4,310	$2,034
Other accrued liabilities*	20,228	24,826
Asset retirement obligations	6,819	7,822
Total	$31,357	$34,682
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. We have accounted for such obligations in accordance with ASC Topic 410 “Asset Retirement and Environmental Obligations”. As of March 31, 2016, the present value of this obligation was $9.2 million (June 30, 2015—$9.2 million), with an undiscounted value of $9.8 million (June 30, 2015—$9.8 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of March 31, 2016	As of June 30, 2015
Total debt
Senior Notes	$800,000	$800,000
Term Loan B	782,000	788,000
	1,582,000	1,588,000
Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$1,574,000	$1,580,000
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
For the three and nine months ended March 31, 2016, we recorded interest expense of $11.2 million and $33.7 million, respectively, relating to Senior Notes (three and nine months ended March 31, 2015—$9.4 million, for both periods respectively).
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
For the three and nine months ended March 31, 2016, we recorded interest expense of $6.4 million and $19.5 million, respectively, relating to Term Loan B (three and nine months ended March 31, 2015—$6.4 million and $19.6 million, respectively).
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of March 31, 2016, we have not drawn any amounts on the Revolver.

NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of March 31, 2016 and June 30, 2015:

	As of March 31, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$28,433	$615	$27,818
GXS Germany defined benefit plan	23,140	784	22,356
GXS Philippines defined benefit plan	6,318	33	6,285
Other plans	2,995	1,162	1,833
Total	$60,886	$2,594	$58,292

	As of June 30, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$26,091	$575	$25,516
GXS Germany defined benefit plan	22,420	774	21,646
GXS Philippines defined benefit plan	7,025	26	6,999
Other plans	2,751	175	2,576
Total	$58,287	$1,550	$56,737
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see Note 9).
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of March 31, 2016, there is approximately $0.1 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of the fiscal year.
GXS Germany Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of March 31, 2016, there is approximately $5.7 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of the fiscal year.
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $36.0 thousand as of March 31, 2016, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of March 31, 2016				As of June 30, 2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$26,091	$22,420	$7,025	$55,536	$29,344	$24,182	$5,276	$58,802
Service cost	317	274	1,244	1,835	452	360	1,518	2,330
Interest cost	458	405	240	1,103	735	625	289	1,649
Benefits paid	(413)	(577)	(86)	(1,076)	(495)	(793)	(78)	(1,366)
Actuarial (gain) loss	1,988	597	(1,912)	673	1,676	2,701	201	4,578
Foreign exchange (gain) loss	(8)	21	(193)	(180)	(5,621)	(4,655)	(181)	(10,457)
Benefit obligation—end of period	28,433	23,140	6,318	57,891	26,091	22,420	7,025	55,536
Less: Current portion	(615)	(784)	(33)	(1,432)	(575)	(774)	(26)	(1,375)
Non-current portion of benefit obligation	$27,818	$22,356	$6,285	$56,459	$25,516	$21,646	$6,999	$54,161

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended March 31,
	2016				2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$106	$86	$393	$585	$104	$100	$416	$620
Interest cost	153	140	78	371	170	125	73	368
Amortization of actuarial gains and losses	107	6	—	113	93	—	—	93
Net pension expense	$366	$232	$471	$1,069	$367	$225	$489	$1,081

	Nine Months Ended March 31,
	2016				2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Pension expense:
Service cost	$317	$274	$1,244	$1,835	$344	$257	$1,113	$1,714
Interest cost	458	405	240	1,103	560	497	208	1,265
Amortization of actuarial gains and losses	319	17	—	336	307	—	—	307
Net pension expense	$1,094	$696	$1,484	$3,274	$1,211	$754	$1,321	$3,286

In determining the fair value of the pension plan benefit obligations as of March 31, 2016 and June 30, 2015, respectively, we used the following weighted-average key assumptions:

	As of March 31, 2016			As of June 30, 2015
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	7.00%
Pension increases	1.75%	2.00%	4.00%	1.75%	2.00%	3.50%
Discount rate	1.94%	2.13%	4.75%	2.36%	2.54%	4.75%
Normal retirement age	N/A	65-67	60	N/A	65-67	60
Employee fluctuation rate:
to age 30	1.00%	N/A	N/A	1.00%	N/A	N/A
to age 35	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 40	—%	N/A	N/A	—%	N/A	N/A
to age 45	0.50%	N/A	N/A	0.50%	N/A	N/A
to age 50	0.50%	N/A	N/A	0.50%	N/A	N/A
from age 51	1.00%	N/A	N/A	1.00%	N/A	N/A
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (three months ending June 30)	$144	$193	$7
2017	629	787	30
2018	672	876	39
2019	753	936	65
2020	820	988	101
2021 to 2025	5,034	5,368	1,262
Total	$8,052	$9,148	$1,504
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three and nine months ended March 31, 2016, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.2000 and $0.6000, respectively, per Common Share, in the aggregate amount of $24.1 million and $71.6 million, respectively, which we paid during the same period.
For the three and nine months ended March 31, 2015, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1725 and $0.5175, respectively, per Common Share, in the aggregate amount of $21.1 million and $63.2 million, respectively.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.

Treasury Stock
Repurchase
During the three months ended March 31, 2016, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans. During the nine months ended March 31, 2016, we repurchased 225,000 Common Shares, in the amount of $10.6 million, for potential reissuance under our LTIP or other plans.
During the three and nine months ended March 31, 2015, we repurchased 22,222 Common Shares, in the amount of $1.3 million, for potential reissuance under our LTIP or other plans. See below for more details on our various plans.
Reissuance
During the three and nine months ended March 31, 2016, we reissued 10,000 and 217,078 Common Shares, respectively, from treasury stock (three and nine months ended March 31, 2015—22,222 and 377,775 Common Shares, respectively), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 28, 2015, our board of directors (the Board) authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three months ended March 31, 2016, we did not repurchase any of our Common Shares under the Share Repurchase Plan (three months ended March 31, 2015—nil).
During the nine months ended March 31, 2016, we repurchased and cancelled 1,476,248 Common Shares for approximately $65.5 million under our Share Repurchase Plan (nine months ended March 31, 2015—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.
As of March 31, 2016, approximately $134.5 million remained available for the repurchase of Common Shares under the Share Repurchase Plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Stock options	$3,025	$3,461	$9,785	$8,875
Performance Share Units (issued under LTIP)	610	600	1,957	1,745
Restricted Share Units (issued under LTIP)	1,150	1,287	3,754	3,391
Restricted Share Units (other)	330	320	1,041	564
Deferred Share Units (directors)	533	894	2,225	1,365
Employee Share Purchase Plan	318	—	318	—
Total share-based compensation expense	$5,966	$6,562	$19,080	$15,940
Summary of Outstanding Stock Options
As of March 31, 2016, an aggregate of 4,214,440 options to purchase Common Shares were outstanding and an additional 2,856,391 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the nine months ended March 31, 2016 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2015	4,375,365	$42.26
Granted	585,140	46.13
Exercised	(324,702)	25.57
Forfeited or expired	(421,363)	48.87
Outstanding at March 31, 2016	4,214,440	$43.42	4.67	$38,565
Exercisable at March 31, 2016	1,605,470	$37.13	3.61	$24,015

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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted–average fair value of options granted	$10.81	$13.35	$11.06	$13.59
Weighted-average assumptions used:
Expected volatility	31.53%	31.68%	32.23%	31.94%
Risk–free interest rate	1.08%	1.14%	1.34%	1.43%
Expected dividend yield	1.70%	1.27%	1.66%	1.20%
Expected life (in years)	4.33	4.33	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$47.01	$54.17	$46.13	$54.57
As of March 31, 2016, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $27.1 million, which will be recognized over a weighted-average period of approximately 2.3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and nine months ended March 31, 2016, cash in the amount of $2.0 million and $8.3 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and nine months ended March 31, 2016 from the exercise of options eligible for a tax deduction was $0.4 million and $0.6 million, respectively.
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
As of March 31, 2016, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $15.2 million, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Share Units (RSUs)
During the three and nine months ended March 31, 2016, we granted 25,000 RSUs to employees in accordance with employment agreements (three and nine months ended March 31, 2015—30,000 and 45,000, respectively). The RSUs will vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and nine months ended March 31, 2016, we issued 10,000 and 15,000 Common Shares, respectively, from our treasury stock, with a cost of $0.2 million and $0.3 million, respectively, in connection with the settlement of vested RSUs (three and nine months ended March 31, 2015—22,222, with a cost of $1.3 million, for both periods respectively).
Deferred Stock Units (DSUs)
During the three and nine months ended March 31, 2016, we granted 1,287 and 54,660 DSUs, respectively, to certain non-employee directors (three and nine months ended March 31, 2015—37,199 and 37,597, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.

Employee Share Purchase Plan (ESPP)
We recently implemented a number of amendments to our ESPP, including increasing the purchase price discount from 5% to 15% and permitting Common Shares to be purchased on the open market by the trustee of a trust, or by an agent or broker designated by an administrator, and transferred to eligible employees under the ESPP, as an alternative to the issuance of Common Shares from treasury (the Amendments). The Amendments apply to purchase periods commencing on or after January 1, 2016 unless otherwise determined by the Board or the compensation committee of the Board.
In accordance with the Amendments, during the three months ended March 31, 2016, we have determined that 40,900 Common Shares are eligible for issuance to employees enrolled in the ESPP, after factoring a purchase price discount of 15%. Any Common Shares that have been issued under the ESPP prior to the purchase period commencing on January 1, 2016 were issued at a purchase price discount of 5%.
During the three and nine months ended March 31, 2016, cash in the amount of approximately $1.8 million and $3.5 million, respectively, was received from employees relating to the ESPP (three and nine months ended March 31, 2015—$0.7 million and $2.2 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2016— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,017,741	$8,424	$156,944	$155,957	$1,696,416
Operating lease obligations*	188,797	11,136	74,506	51,022	52,133
Purchase obligations	9,921	2,732	6,661	528	—
	$2,216,459	$22,292	$238,111	$207,507	$1,748,549
*Net of $6.9 million of sublease income to be received from properties which we have subleased to third parties.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such estimated losses was not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on our discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.2 million as of March 31, 2016. We currently have in place a bank guarantee in the amount of $3.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.5 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
We recognize interest expense and penalties related to income tax matters in income tax expense.

For the three and nine months ended March 31, 2016 and 2015, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest expense	$949	$1,587	$3,921	$5,098
Penalties expense (recoveries)	7	(90)	(2,719)	(385)
Total	$956	$1,497	$1,202	$4,713
As of March 31, 2016 and June 30, 2015, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of March 31, 2016	As of June 30, 2015
Interest expense accrued *	$31,791	$28,827
Penalties accrued *	$1,687	$5,040

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of March 31, 2016, could decrease tax expense in the next 12 months by $3.8 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2008 for both Canada and Germany, 2010 for the United States, and 2011 for Luxembourg.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the Netherlands and Japan. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at March 31, 2016, we have provided $13.6 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to an expense of 7.2% for the three months ended March 31, 2016, compared to a recovery of 1.2% for the three months ended March 31, 2015. The increase to tax expense of $5.7 million is primarily the result of higher net income, having an impact of $12.8 million, partially offset by (i) variances in income among jurisdiction resulting in an increased benefit of foreign rates in the amount of $4.4 million and (ii) a decrease in the amount of tax filings in excess of amounts booked in the amount of $3.4 million. The remainder of the differences are due to normal course movements and non-material items.
The effective tax rate decreased to 9.4% for the nine months ended March 31, 2016, compared to 17.6% for the nine months ended March 31, 2015. The decrease to tax expense of $14.8 million is primarily the result of a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $14.5 million. The remainder of the differences are due to normal course movements and non-material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
		Fair Market Measurements using:				Fair Market Measurements using:
	March 31, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$13,008	n/a	$13,008	n/a	$20,274	n/a	$20,274	n/a
Derivative financial instrument asset (note 16)	—	n/a	—	n/a	273	n/a	273	n/a
	$13,008	n/a	$13,008	n/a	$20,547	n/a	$20,547	n/a

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(125)	n/a	$(125)	n/a	$—	n/a	$—	n/a
	$(125)	n/a	$(125)	n/a	$—	n/a	$—	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended March 31, 2016 and 2015, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended March 31, 2016 and 2015, we did not have any transfers between Level 1, Level 2 or Level 3.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
A summary of our short-term investments outstanding as of March 31, 2016 and June 30, 2015 is as follows:

	As of March 31, 2016				As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$13,442	$5	$(439)	$13,008	$20,286	$2	$(14)	$20,274
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2016, is recorded within “Accounts payable and accrued liabilities”.
As of March 31, 2016, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $44.8 million (June 30, 2015—$76.4 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of March 31, 2016	As of June 30, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(125)	$273
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Nine Months Ended March 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016		Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016		Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Foreign currency forward contracts	$2,877	$(3,679)	Operating expenses	$(1,477)	$(3,281)	N/A	$—	$—

Three and Nine Months Ended March 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015		Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015		Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Foreign currency forward contracts	$(3,811)	$(9,548)	Operating expenses	$(3,385)	$(4,742)	N/A	$—	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other miscellaneous charges.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Fiscal 2015 Restructuring Plan	751	2,071	21,780	2,071
OpenText/GXS Restructuring Plan	28	455	(2,006)	4,647
Restructuring Plans prior to OpenText/GXS Restructuring Plan	—	(1,275)	4	(1,600)
Acquisition-related costs	855	1,506	2,015	4,284
Other charges (recoveries)	(3,305)	2,865	2,961	(5,370)
Total	$(1,671)	$5,622	$24,754	$4,032
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
As of March 31, 2016, we expect total costs to be incurred in conjunction with the Fiscal 2015 Restructuring Plan to be approximately $32.0 to $35.0 million, of which $30.1 million has already been recorded within Special charges to date. We expect the Fiscal 2015 Restructuring Plan to be substantially completed by the end of Fiscal 2016.
A reconciliation of the beginning and ending liability for the nine months ended March 31, 2016 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$3,842	$2,126	$5,968
Accruals and adjustments	16,971	4,809	21,780
Cash payments	(15,129)	(1,829)	(16,958)
Foreign exchange	(666)	368	(298)
Balance as of March 31, 2016	$5,018	$5,474	$10,492
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

A reconciliation of the beginning and ending liability for the nine months ended March 31, 2016 are shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$2,846	$4,436	$7,282
Accruals and adjustments	(458)	(1,547)	(2,005)
Cash payments	(494)	(1,541)	(2,035)
Foreign exchange	(208)	(566)	(774)
Balance as of March 31, 2016	$1,686	$782	$2,468
Acquisition-related costs
Included within "Special charges" for the three and nine months ended March 31, 2016 are costs incurred directly in relation to acquisitions in the amount of $0.7 million and $1.9 million, respectively (three and nine months ended March 31, 2015—$1.4 million and $3.9 million, respectively). We incurred $0.1 million costs relating to financial advisory, legal, valuation and audit services and other miscellaneous costs necessary to integrate acquired companies into our organization during the three and nine months ended March 31, 2016 (three and nine months ended March 31, 2015—$0.1 million and $0.4 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system. The project is expected to be completed within our fiscal year ended June 30, 2017.
For the three and nine months ended March 31, 2016, we incurred costs of $1.1 million and $5.9 million, respectively, relating to this project.
Other costs
For the three months ended March 31, 2016, "Other costs" primarily includes (i) a charge of $0.6 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and to reorganize certain legal entities and (ii) $0.2 million relating to assets disposed in connection with a restructured facility. These charges were offset by (i) a recovery of $4.7 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement and (ii) the release of $0.6 million relating to interest on certain pre-acquisition liabilities becoming statute barred.
For the nine months ended March 31, 2016, "Other costs" primarily includes (i) a charge of $1.5 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and to reorganize certain legal entities, (ii) $1.1 million relating to the assets disposed in connection with a restructured facility and (iii) $0.4 million of other miscellaneous charges. These charges were offset by (i) a recovery of $5.2 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred and (ii) a recovery of $0.7 million relating to interest being released on certain pre-acquisition liabilities becoming statute barred.
Included within "Other costs" for the three months ended March 31, 2015 is (i) a charge of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of our previously existing $600 million term loan facility (Term Loan A) and (ii) a charge of $2.1 million relating to post-business combination compensation obligations, associated with the acquisition of Actuate. These charges were offset by a recovery of $2.8 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement.
Included within "Other recoveries" for the nine months ended March 31, 2015 is (i) a recovery of $8.8 million relating to certain pre-acquisition tax liabilities being released upon settlement, (ii) a recovery of $2.4 million relating to certain pre-acquisition sales and use tax liabilities becoming statute barred and (iii) a recovery of $1.3 million relating to interest released on certain pre-acquisition liabilities. These recoveries were offset by charges of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of Term Loan A and $2.1 million relating to post-business combination compensation obligations associated with the acquisition of Actuate.

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
The finalization of the purchase price allocation is pending the finalization of the fair value for taxation-related balances and for potential unrecorded liabilities.
Acquisition-related costs for Daegis included in Special charges in the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2016 were $0.1 million and $1.1 million, respectively.
The results of operations of Daegis have been consolidated with those of OpenText beginning November 23, 2015.
The acquisition had no significant impact on revenues and net earnings for the three and nine months ended March 31, 2016. There was also no significant impact on the Company's revenues and net income on a pro forma basis for all periods presented.
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
The following tables summarize the consideration paid for Actuate and the amount of the assets acquired and liabilities assumed, as well as the goodwill recorded as of the acquisition date:

Cash consideration	$322,417
Fair value, at date of acquisition, on shares of Actuate already owned through open market purchases	9,539
Purchase consideration	$331,956
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

Acquisition of Informative Graphics Corporation
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software. Total consideration for IGC was $40.0 million ($38.7 million - net of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to engineer solutions that further increase a user's experience within our OpenText EIM Suite.
The results of operations of IGC were consolidated with those of OpenText beginning January 2, 2015.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016		2015	2016		2015
Cash paid during the period for interest	$29,176	(1)	$7,291	$65,412	(1)	$27,897
Cash received during the period for interest	$2,870	(2)	$740	$3,412		$3,365
Cash paid during the period for income taxes	$5,049		$7,868	$21,515		$20,811
(1) We issued Senior Notes on January 15, 2015. Interest owing on Senior Notes is payable semi-annually, with the first payment of $22.5 million made on July 15, 2015 (see note 10).
(2) Included in this amount is investment income of approximately $2.1 million, received as part of income distributions made by companies accounted for as cost basis investments.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Basic earnings per share
Net income attributable to OpenText	$69,115	$26,610	$198,087	$165,523
Basic earnings per share attributable to OpenText	$0.57	$0.22	$1.63	$1.36
Diluted earnings per share
Net income attributable to OpenText	$69,115	$26,610	$198,087	$165,523
Diluted earnings per share attributable to OpenText	$0.57	$0.22	$1.62	$1.35
Weighted-average number of shares outstanding
Basic	121,159	122,158	121,514	122,042
Effect of dilutive securities	547	896	530	938
Diluted	121,706	123,054	122,044	122,980
Excluded as anti-dilutive*	2,707	2,525	2,747	2,430
* Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.

NOTE 21—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of the Board and the transaction be approved by a majority of the independent members of the Board. The Board reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Board generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the nine months ended March 31, 2016, Mr. Stephen Sadler, a director, earned $0.2 million (March 31, 2015—$0.5 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on April 26, 2016, a dividend of $0.23 per Common Share. The record date for this dividend is May 27, 2016 and the payment date is June 17, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Acquisition of Certain Customer Experience Software Assets from HP Inc.
On April 18, 2016, we signed a definitive agreement to acquire certain customer experience software and services assets from HP Inc. for approximately $170 million. We expect that the acquisition will complement our current software portfolio, particularly our Customer Experience Management and Cloud offerings. The transaction is expected to close in the fourth quarter of Fiscal 2016 and is subject to customary regulatory approvals and closing conditions.
Acquisition of ANXeBusiness Corp.
On April 19, 2016, we signed a definitive agreement to acquire all of the outstanding shares of ANXeBusiness Corp. (ANX), a leading provider of cloud-based information exchange services to the Automotive and Healthcare industries, for approximately $104 million. We believe this acquisition will strengthen our industry presence and reach in the Automotive and Healthcare industries through strong customer relationships and targeted business partner collaboration solutions. The transaction is expected to close in the fourth quarter of Fiscal 2016 and is subject to customary closing conditions.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2015 and ending June 30, 2016 (Fiscal 2016) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) the changing regulatory environment and its impact on our business; (xii) recurring revenues; (xiii) research and development and related expenditures; (xiv) our building, development and consolidation of our network infrastructure; (xv) competition and changes in the competitive landscape; (xvi) our management and protection of intellectual property and other proprietary rights; (xvii) foreign sales and exchange rate fluctuations; (xviii) cyclical or seasonal aspects of our business; (xix) capital expenditures; (xx) potential legal and/or regulatory proceedings; (xxi) statements about the impact of "Open Text Release 16" and (xxii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iii) the risks associated with bringing new products and services to market; (iv) fluctuations in currency exchange rates; (v) delays in the purchasing decisions of the Company’s customers; (vi) the competition the Company faces in its industry and/or marketplace; (vii) the final determination of litigation, tax audits (including tax examinations in the United States or elsewhere) and other legal proceedings; (viii) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (ix) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (x) the continuous commitment of the Company’s customers; (xi) demand for the Company’s products and services; (xii) increase in exposure to international business risks as we continue to increase our international operations; (xiii) inability to raise capital at all or on not unfavorable terms in the future; and (xiv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
For additional information with respect to risks and other factors which could occur, see the Company’s Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” therein; Quarterly Reports on Form 10-Q and other securities filings with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2016 compared with the three and nine months ended March 31, 2015, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of March 31, 2016, employed approximately 8,300 people worldwide.
Quarterly Summary
During the quarter we saw the following activity:

•	Total revenue was $440.5 million, down 1.6% over the same period in the prior fiscal year; up 1.7% after factoring the impact of $14.6 million of foreign exchange.

•	Total recurring revenue was $376.1 million, down 2.0% over the same period in the prior fiscal year; up 1.0% after factoring the impact of $11.6 million of foreign exchange.

•	Cloud services and subscriptions revenue was $147.5 million, stable as compared to the same period in the prior fiscal year; up 2.5% after factoring the impact of $3.7 million of foreign exchange.

•	License revenue was $64.4 million, up 1.3% over the same period in the prior fiscal year; up 6.0% after factoring the impact of $3.0 million of foreign exchange.

•	GAAP-based EPS, diluted, was $0.57 compared to $0.22 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $0.80 compared to $0.66 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 67.9% compared to 66.0% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 20.1% compared to 11.8% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 31.4% compared to 25.7% in the same period in the prior fiscal year.

•	Operating cash flow was $189.9 million, up 32.7% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $877.4 million as of March 31, 2016, compared to $700.0 million as of June 30, 2015.

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
Acquisition of Certain Customer Experience Software Assets from HP Inc.
On April 18, 2016, we signed a definitive agreement to acquire certain customer experience software and services assets from HP Inc. for approximately $170 million. We expect that the acquisition will complement our current software portfolio, particularly our Customer Experience Management and Cloud offerings. The transaction is expected to close in the fourth quarter of Fiscal 2016 and is subject to customary regulatory approvals and closing conditions.
Acquisition of ANXeBusiness Corp.
On April 19, 2016, we signed a definitive agreement to acquire all of the outstanding shares of ANXeBusiness Corp. (ANX), a leading provider of cloud-based information exchange services to the Automotive and Healthcare industries, for approximately $104 million. We believe this acquisition will strengthen our industry presence and reach in the Automotive and Healthcare industries through strong customer relationships and targeted business partner collaboration solutions. The transaction is expected to close in the fourth quarter of Fiscal 2016 and is subject to customary closing conditions.
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
Outlook for remainder of Fiscal 2016
We believe we have a strong position in the EIM market. We look to grow our Cloud-based EIM strategy through acquisitions, innovation and with new ways to purchase our solutions, such as our subscription pricing and managed service offerings. While we continue to offer on-premises solutions, we realize the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving the customer choice and flexibility with their payment option will help us to strive to obtain long-term customer value. In addition to reviewing our earnings and cash flows, we measure long-term value by looking at our "recurring revenue", which we define as revenue from Cloud services and subscriptions, Customer support and Professional service and other. In the third quarter of Fiscal 2016, recurring revenue was $376.1 million, down 2.0% compared to the third quarter of Fiscal 2015, but up 1.0% after considering the negative impact of $11.6 million of foreign exchange. Recurring revenues represented 85.4% of our total revenues.
We believe customers are looking for more choice and flexibility on how they consume technology. We are committed to delivering our products and services to customers via multiple delivery models, including a hybrid delivery model.
Additionally, Customer support revenues, which are a recurring source of income for us, make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended March 31, 2016, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the three months ended March 31, 2015.
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
Release 16
In April, 2016 we introduced "OpenText Release 16" (Release 16), which is an integrated digital information platform, used to help organizations take advantage of digital disruption and create a better way to work within their enterprise. We believe Release 16 will drive our go-to-market plan for coming years. This release is the most functionally and integration-complete EIM platform that we have ever released and we believe it will offer customers a coordinated digital transformation, that yields the benefits of scale and single-vendor interaction. We have made significant investments to our cloud infrastructure over the past couple of years, and now with Release 16 virtually all our products are available in the "OpenText Cloud".

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
During the first nine months of Fiscal 2016, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting policies and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015.

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

Summary of Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Total Revenues by Product Type:
License	$64,397	$836	$63,561	$197,584	$447	$197,137
Cloud services and subscriptions	147,505	(8)	147,513	444,394	(11,948)	456,342
Customer support	183,636	(568)	184,204	553,440	5,864	547,576
Professional service and other	45,005	(7,294)	52,299	145,007	(23,147)	168,154
Total revenues	440,543	(7,034)	447,577	1,340,425	(28,784)	1,369,209
Total Cost of Revenues	141,434	(10,938)	152,372	421,228	(26,471)	447,699
Total GAAP-based Gross Profit	299,109	3,904	295,205	919,197	(2,313)	921,510
Total GAAP-based Gross Margin %	67.9%		66.0%	68.6%		67.3%
Total GAAP-based Operating Expenses	210,540	(32,061)	242,601	644,113	(11,196)	655,309
Total GAAP-based Income from Operations	$88,569	$35,965	$52,604	$275,084	$8,883	$266,201

% Revenues by Product Type:
License	14.6%		14.2%	14.7%		14.4%
Cloud services and subscriptions	33.5%		32.9%	33.2%		33.3%
Customer support	41.7%		41.2%	41.3%		40.0%
Professional service and other	10.2%		11.7%	10.8%		12.3%

Total Cost of Revenues by Product Type:
License	$2,480	$(500)	$2,980	$7,190	$(2,198)	$9,388
Cloud services and subscriptions	61,298	522	60,776	179,132	246	178,886
Customer support	22,427	(1,657)	24,084	64,624	(6,254)	70,878
Professional service and other	37,599	(4,797)	42,396	114,038	(15,961)	129,999
Amortization of acquired technology-based intangible assets	17,630	(4,506)	22,136	56,244	(2,304)	58,548
Total cost of revenues	$141,434	$(10,938)	$152,372	$421,228	$(26,471)	$447,699

% GAAP-based Gross Margin by Product Type:
License	96.1%		95.3%	96.4%		95.2%
Cloud services and subscriptions	58.4%		58.8%	59.7%		60.8%
Customer support	87.8%		86.9%	88.3%		87.1%
Professional service and other	16.5%		18.9%	21.4%		22.7%

Total Revenues by Geography:
Americas (1)	$255,969	$(1,489)	$257,458	$766,337	$8,295	$758,042
EMEA (2)	144,560	(3,589)	148,149	452,917	(24,487)	477,404
Asia Pacific (3)	40,014	(1,956)	41,970	121,171	(12,592)	133,763
Total revenues	$440,543	$(7,034)	$447,577	$1,340,425	$(28,784)	$1,369,209

% Revenues by Geography:
Americas (1)	58.1%		57.5%	57.2%		55.4%
EMEA (2)	32.8%		33.1%	33.8%		34.9%
Asia Pacific (3)	9.1%		9.4%	9.0%		9.7%

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
GAAP-based gross margin	67.9%	66.0%	68.6%	67.3%
GAAP-based operating margin	20.1%	11.8%	20.5%	19.4%
GAAP-based EPS, diluted	$0.57	$0.22	$1.62	$1.35
Non-GAAP-based gross margin (4)	72.0%	71.1%	72.9%	71.7%
Non-GAAP-based operating margin (4)	31.4%	25.7%	34.2%	31.0%
Non-GAAP-based EPS, diluted (4)	$0.80	$0.66	$2.65	$2.59

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
License Revenues:
Americas	$29,455	$(1,754)	$31,209	$91,766	$5,952	$85,814
EMEA	29,432	3,976	25,456	87,176	(590)	87,766
Asia Pacific	5,510	(1,386)	6,896	18,642	(4,915)	23,557
Total License Revenues	64,397	836	63,561	197,584	447	197,137
Cost of License Revenues	2,480	(500)	2,980	7,190	(2,198)	9,388
GAAP-based License Gross Profit	$61,917	$1,336	$60,581	$190,394	$2,645	$187,749
GAAP-based License Gross Margin %	96.1%		95.3%	96.4%		95.2%

% License Revenues by Geography:
Americas	45.7%		49.1%	46.4%		43.5%
EMEA	45.7%		40.1%	44.1%		44.5%
Asia Pacific	8.6%		10.8%	9.5%		12.0%
License revenues increased by $0.8 million during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $3.0 million. Geographically, the overall increase was attributable to an increase in EMEA of $4.0 million, partially offset by a decrease in Americas of $1.8 million, and a decrease in Asia Pacific of $1.4 million. The number of license deals greater than $0.5 million that closed during the third quarter of Fiscal 2016 was 15 deals, of which 10 deals were greater than $1.0 million and is inclusive of a patent infringement settlement, compared to 16 deals greater than $0.5 million in the same period in Fiscal 2015, of which 3 deals were greater than $1.0 million.
License revenues increased by $0.4 million during the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $15.6 million. Geographically, the overall increase was attributable to an increase in Americas of $6.0 million, partially offset by a decrease in Asia Pacific of $4.9 million, and a decrease in EMEA of $0.6 million. The number of license deals greater than $0.5 million that closed during the first nine months of Fiscal 2016 was 56 deals, of which 24 deals were greater than $1.0 million and is inclusive of a patent infringement settlement, compared to 50 deals greater than $0.5 million in the same period in Fiscal 2015, of which 15 deals were greater than $1.0 million.
Cost of license revenues decreased during the three and nine months ended March 31, 2016 by $0.5 million and $2.2 million, respectively, primarily as a result of lower third party technology costs. As a result, the gross margin percentage on license revenues increased to approximately 96% from approximately 95% for both periods.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Cloud Services and Subscriptions:
Americas	$99,004	$887	$98,117	$290,954	$(5,188)	$296,142
EMEA	32,240	(1,019)	33,259	104,985	(2,478)	107,463
Asia Pacific	16,261	124	16,137	48,455	(4,282)	52,737
Total Cloud Services and Subscriptions Revenues	147,505	(8)	147,513	444,394	(11,948)	456,342
Cost of Cloud Services and Subscriptions Revenues	61,298	522	60,776	179,132	246	178,886
GAAP-based Cloud Services and Subscriptions Gross Profit	$86,207	$(530)	$86,737	$265,262	$(12,194)	$277,456
GAAP-based Cloud Services and Subscriptions Gross Margin %	58.4%		58.8%	59.7%		60.8%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.1%		66.5%	65.5%		64.9%
EMEA	21.9%		22.6%	23.6%		23.5%
Asia Pacific	11.0%		10.9%	10.9%		11.6%
Cloud services and subscriptions revenues remained stable during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year. However, included in Cloud services and subscriptions revenues is a negative impact of foreign exchange of approximately $3.7 million. Geographically, the overall change was attributable to a decrease in EMEA of $1.0 million, offset by an increase in Americas of $0.9 million and an increase in Asia Pacific of $0.1 million. The number of

Cloud services deals greater than $1.0 million that closed during the third quarter of Fiscal 2016 was 8 deals, compared to 7 deals in the same period in Fiscal 2015.
Cloud services and subscriptions revenues decreased by $11.9 million during the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $19.2 million. Geographically, the overall decrease was attributable to a decrease in Americas of $5.2 million, a decrease in Asia Pacific of $4.3 million and a decrease in EMEA of $2.5 million. The number of Cloud services deals greater than $1.0 million that closed during the first nine months of Fiscal 2016 was 21 deals, compared to 20 deals in the same period in Fiscal 2015.
Cost of Cloud services and subscriptions revenues increased by $0.5 million during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $2.1 million, partially offset by a reduction in third party network usage fees of approximately $1.7 million. As a result, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 58% from approximately 59%.
Cost of Cloud services and subscriptions revenues increased by $0.2 million during the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $6.2 million and an increase in sales tax liabilities of approximately $0.6 million resulting from the impact of certain adjustments that occurred primarily in Fiscal 2015. These increases were partially offset by a reduction in third party network usage fees of approximately $6.6 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 60% from approximately 61%.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Customer Support Revenues:
Americas	$106,158	$1,733	$104,425	$316,699	$19,000	$297,699
EMEA	62,798	(2,693)	65,491	194,447	(11,976)	206,423
Asia Pacific	14,680	392	14,288	42,294	(1,160)	43,454
Total Customer Support Revenues	183,636	(568)	184,204	553,440	5,864	547,576
Cost of Customer Support Revenues	22,427	(1,657)	24,084	64,624	(6,254)	70,878
GAAP-based Customer Support Gross Profit	$161,209	$1,089	$160,120	$488,816	$12,118	$476,698
GAAP-based Customer Support Gross Margin %	87.8%		86.9%	88.3%		87.1%

% Customer Support Revenues by Geography:
Americas	57.8%		56.7%	57.2%		54.4%
EMEA	34.2%		35.6%	35.1%		37.7%
Asia Pacific	8.0%		7.7%	7.7%		7.9%
Customer support revenues decreased by $0.6 million during the three months ended March 31, 2016, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $5.6 million. Geographically, the overall decrease was attributable to a decrease in EMEA of $2.7 million, partially offset by an increase in Americas of $1.7 million and an increase in Asia Pacific of $0.4 million.
Customer support revenues increased by $5.9 million during the nine months ended March 31, 2016, as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $32.7

million. Geographically, the overall increase was attributable to an increase in Americas of $19.0 million, partially     offset by a decrease in EMEA of $12.0 million and a decrease in Asia Pacific of $1.2 million.
Cost of Customer support revenues decreased by $1.7 million during the three months ended March 31, 2016, primarily due to a reduction in labour-related costs of approximately $1.5 million and a reduction in the installed base of third party products of approximately $0.1 million. As a result, the gross margin percentage on Customer support revenues increased slightly to approximately 88% from approximately 87%.
Cost of Customer support revenues decreased by $6.3 million during the nine months ended March 31, 2016, primarily due to a reduction in labour-related costs of approximately $4.1 million and a reduction in the installed base of third party products of approximately $2.2 million. As a result, the gross margin percentage on Customer support revenues increased slightly to approximately 88% from approximately 87%.
4)    Professional Service and Other Revenues:
Professional service and other revenues consist of revenues from consulting contracts and contracts to provide implementation, training and integration services (professional services). Other revenues consist of hardware revenues. These revenues are grouped within the “Professional service and other” category because they are relatively immaterial to our service revenues. Professional services are typically performed after the purchase of new software licenses. Cost of professional service and other revenues consists primarily of the costs of providing integration, configuration and training with respect to our various software products. The most significant components of these costs are personnel-related expenses, travel costs and third party subcontracting.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Professional Service and Other Revenues:
Americas	$21,352	$(2,355)	$23,707	$66,918	$(11,469)	$78,387
EMEA	20,090	(3,853)	23,943	66,309	(9,443)	75,752
Asia Pacific	3,563	(1,086)	4,649	11,780	(2,235)	14,015
Total Professional Service and Other Revenues	45,005	(7,294)	52,299	145,007	(23,147)	168,154
Cost of Professional Service and Other Revenues	37,599	(4,797)	42,396	114,038	(15,961)	129,999
GAAP-based Professional Service and Other Gross Profit	$7,406	$(2,497)	$9,903	$30,969	$(7,186)	$38,155
GAAP-based Professional Service and Other Gross Margin %	16.5%		18.9%	21.4%		22.7%

% Professional Service and Other Revenues by Geography:
Americas	47.4%		45.3%	46.1%		46.6%
EMEA	44.6%		45.8%	45.7%		45.0%
Asia Pacific	8.0%		8.9%	8.2%		8.4%
Professional service and other revenues decreased by $7.3 million during the three months ended March 31, 2016, as compared to the same period in the prior fiscal year, of which approximately $2.3 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in EMEA of $3.9 million, a decrease in Americas of $2.4 million and a decrease in Asia Pacific of $1.1 million.
Professional service and other revenues decreased by $23.1 million during the nine months ended March 31, 2016, as compared to the same period in the prior fiscal year, of which approximately $12.2 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $11.5 million, a decrease in EMEA of $9.4 million and a decrease in Asia Pacific of $2.2 million.
Cost of Professional service and other revenues decreased by $4.8 million during the three months ended March 31, 2016, primarily as a result of a reduction in labour-related costs of approximately $4.5 million and lower revenue attainment. The gross margin percentage on professional service and other revenues decreased to approximately 16% from approximately 19%.
Cost of Professional service and other revenues decreased by $16.0 million during the nine months ended March 31, 2016, primarily as a result of a reduction in labour-related costs of approximately $15.3 million and lower revenue attainment.

Overall, the gross margin percentage on professional service and other revenues decreased to approximately 21% from approximately 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Amortization of acquired technology-based intangible assets	$17,630	$(4,506)	$22,136	$56,244	$(2,304)	$58,548
During the three and nine months ended March 31, 2016, amortization of acquired technology-based intangible assets decreased by $4.5 million and $2.3 million, respectively, as compared to the same periods in the prior fiscal year. This is due to the intangible assets pertaining to our acquisitions of Global 360 Holding Corp. (Global 360), StreamServe Inc. (StreamServe), Metastorm Inc. (Metastorm), Operitel Corporation (Operitel), weComm Limited (weComm), Spicer Corporation, eMotion LLC and System Solutions Australia Pty Limited (MessageManager) becoming fully amortized. This was partially offset by additions of new acquired technology-based intangible assets from our acquisitions of Daegis, Actuate and Informative Graphics Corporation (IGC).

Operating Expenses

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Research and development	$48,160	$(5,062)	$53,222	$140,310	$(3,824)	$144,134
Sales and marketing	84,600	(12,546)	97,146	248,420	(20,747)	269,167
General and administrative	37,731	(7,821)	45,552	107,067	(13,895)	120,962
Depreciation	13,754	945	12,809	39,998	2,482	37,516
Amortization of acquired customer-based intangible assets	27,966	(284)	28,250	83,564	4,066	79,498
Special charges	(1,671)	(7,293)	5,622	24,754	20,722	4,032
Total operating expenses	$210,540	$(32,061)	$242,601	$644,113	$(11,196)	$655,309

% of Total Revenues:
Research and development	10.9%		11.9%	10.5%		10.5%
Sales and marketing	19.2%		21.7%	18.5%		19.7%
General and administrative	8.6%		10.2%	8.0%		8.8%
Depreciation	3.1%		2.9%	3.0%		2.7%
Amortization of acquired customer-based intangible assets	6.3%		6.3%	6.2%		5.8%
Special charges	(0.4)%		1.3%	1.8%		0.3%
Research and development expenses consist primarily of payroll and payroll-related benefits expenses, contracted research and development expenses, and facility costs. Research and development assists with organic growth and improves product stability and functionality, and accordingly, we dedicate extensive efforts to update and upgrade our product offerings. The primary driver is typically budgeted software upgrades and software development.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$(3,502)	$(979)
Contract labour and consulting	(467)	(1,738)
Share-based compensation	(217)	91
Travel and communication	(96)	(252)
Facilities	(735)	(489)
Other miscellaneous	(45)	(457)
Total year-over-year change in research and development expenses	$(5,062)	$(3,824)
Research and development expenses decreased by $5.1 million during the three months ended March 31, 2016 as compared to the same period in the prior fiscal year. Payroll and payroll-related benefits decreased by $3.5 million and the use of facility and related resources decreased by $0.7 million. Additionally, contract labour and consulting expenses decreased by $0.5 million, resulting from continued efforts to reduce the usage of external services. Overall, our research and development expenses, as a percentage of total revenues, decreased to approximately 11% from approximately 12%.
Research and development expenses decreased by $3.8 million during the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year. Contract labour and consulting expenses decreased by $1.7 million, resulting from continued efforts to reduce the usage of external services. Additionally, payroll and payroll-related benefits decreased by $1.0 million and the use of facility and related resources decreased by $0.5 million. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 10%.
Our research and development labour resources decreased by 123 employees, from 2,159 employees at March 31, 2015 to 2,036 employees at March 31, 2016.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$(7,658)	$(15,166)
Commissions	(691)	575
Contract labour and consulting	(565)	(976)
Share-based compensation	435	1,566
Travel and communication	(1,554)	(4,018)
Marketing expenses	(364)	(342)
Facilities	(1,046)	(646)
Other miscellaneous	(1,103)	(1,740)
Total year-over-year change in sales and marketing expenses	$(12,546)	$(20,747)
Sales and marketing expenses decreased by $12.5 million during the three months ended March 31, 2016, as compared to the same period in the prior fiscal year. This was primarily due to a $7.7 million decrease in payroll and payroll-related benefits, a $1.6 million decrease in travel and communication expenses, a $1.0 million decrease in the use of facility and related resources, and a $0.7 million decrease in commission expense. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 19% from approximately 22% during the same period in the prior fiscal year.
Sales and marketing expenses decreased by $20.7 million during the nine months ended March 31, 2016, as compared to the same period in the prior fiscal year. This was primarily due to a $15.2 million decrease in payroll and payroll-related benefits, a $4.0 million decrease in travel and communication expenses, and a $1.0 million decrease in contract labour and consulting expense, and a $0.6 million decrease in the use of facility and related resources. These decreases were partially offset by a $1.6 million increase in share-based compensation expense. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased slightly to approximately 19% from approximately 20% during the same period in the prior fiscal year.

Our sales and marketing labour resources decreased by 218 employees, from 1,548 employees at March 31, 2015 to 1,330 employees at March 31, 2016.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2016 and 2015	2016 and 2015
Payroll and payroll-related benefits	$(3,560)	$(4,843)
Contract labour and consulting	(212)	(241)
Share-based compensation	(636)	1,372
Travel and communication	240	1,882
Facilities	1,616	1,187
Other miscellaneous	(5,269)	(13,252)
Total year-over-year change in general and administrative expenses	$(7,821)	$(13,895)
General and administrative expenses decreased by $7.8 million during the three months ended March 31, 2016, as compared to the same period in the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $5.3 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $3.6 million, and share-based compensation decreased by $0.6 million. These decreases were partially offset by an increase in facility and related resources of $1.6 million and a $0.2 million increase in travel and communications. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 9% from approximately 10% during the same period in the prior fiscal year.
General and administrative expenses decreased by $13.9 million during the nine months ended March 31, 2016, as compared to the same period in the prior fiscal year. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $13.3 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $4.8 million. These decreases were partially offset by a $1.9 million increase in travel and communications and a $1.4 million increase in share-based compensation. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 8% from approximately 9%.
Our general and administrative labour resources decreased by 40 employees, from 1,100 employees at March 31, 2015 to 1,060 employees at March 31, 2016.
Depreciation expenses:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Depreciation	$13,754	$945	$12,809	$39,998	$2,482	$37,516
Depreciation expenses as a percentage of total revenue remained relatively stable, at approximately 3% during the three and nine months ended March 31, 2016, as compared to the same periods in the prior fiscal year.
Amortization of acquired customer-based intangible assets:

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Amortization of acquired customer-based intangible assets	$27,966	$(284)	$28,250	$83,564	$4,066	$79,498
Acquired customer-based intangible assets amortization expense decreased during the three months ended March 31, 2016 by $0.3 million. This is primarily due to the intangible customer-based assets pertaining to our acquisitions of Global 360 and weComm becoming fully amortized, partially offset by additions of new acquired customer-based intangible assets from our acquisitions of Daegis, Actuate and IGC.

Acquired customer-based intangible assets amortization expense increased during the nine months ended March 31, 2016 by $4.1 million. This is primarily due to additions of new acquired customer-based intangible assets from our acquisitions of Daegis, Actuate and IGC, partially offset by the intangible customer-based assets pertaining to our acquisitions of Global 360, Captaris Inc., Vignette Corporation and weComm becoming fully amortized.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Special charges (recoveries)	$(1,671)	$(7,293)	$5,622	$24,754	$20,722	$4,032
Special charges decreased during the three months ended March 31, 2016 by $7.3 million, as compared to the same period in the prior fiscal year. This is primarily due to (i) a net recovery $2.3 million relating to the reversal of certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, (ii) a decrease of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of our previously existing $600 million term loan facility (Term Loan A) in the third quarter of Fiscal 2015, (iii) a $2.1 million decrease related to post-business combination compensation obligations, associated with the acquisition of Actuate in the third quarter of Fiscal 2015, (iv) a net decrease in restructuring charges of $0.5 million and (v) a decrease in acquisition related costs of $0.7 million. These decreases were partially offset by an increase of $1.1 million relating to costs incurred for a one-time ERP implementation project in which we are involved. The remainder of the change is due to miscellaneous items.
Special charges increased during the nine months ended March 31, 2016 by $20.7 million, as compared to the same period in the prior fiscal year. This is primarily due to (i) a net increase in restructuring charges of $14.7 million primarily on account of our "Fiscal 2015 Restructuring Plan", which had not been in effect as of March 31, 2015, (ii) an increase of $6.6 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, in the current fiscal year compared to the prior, and (iii) an increase of $5.9 million relating to costs incurred for a one-time ERP implementation project in which we are involved. These increases were partially offset by (i) a decrease of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of Term Loan A in the third quarter of Fiscal 2015, (ii) a decrease in acquisition related costs of $2.3 million and (iii) a $2.1 million decrease related to post-business combination compensation obligations, associated with the acquisition of Actuate in the third quarter of Fiscal 2015. The remainder of the change is due to miscellaneous items.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Other income (expense), net	$2,120	$11,670	$(9,550)	$(1,832)	$26,905	$(28,737)

Net Interest and Other Related Expense
Net interest and other related expense is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change (increase) decrease	2015	2016	Change (increase) decrease	2015
Interest and other related expense, net	$16,228	$(644)	$16,872	$54,461	$18,035	$36,426
Net interest and other related expense decreased during the three months ended March 31, 2016 by $0.6 million as compared to the same period in the prior fiscal year. This is primarily due to investment income of $2.1 million received as part of income distributions made from companies accounted for as cost basis investments, and a reduction in interest expense resulting from the repayment of our Term Loan A. These were partially offset by additional interest expense incurred relating to the Senior Notes (defined below).
Net interest and other related expense increased during the nine months ended March 31, 2016 by $18.0 million as compared to the same period in the prior fiscal year. This is primarily due to additional interest expense incurred relating to the Senior Notes, offset by a reduction in interest expense resulting from the repayment of our Term Loan A.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Provision for income taxes	$5,353	$5,662	$(309)	$20,629	$(14,772)	$35,401
The effective tax rate (which is the provision for taxes expressed as a percentage of net income before taxes) increased to an expense of 7.2% for the three months ended March 31, 2016, compared to a recovery of 1.2% for the three months ended March 31, 2015. The increase to tax expense of $5.7 million is primarily the result of higher net income, having an impact of $12.8 million, partially offset by (i) variances in income among jurisdictions resulting in an increased benefit of foreign rates in the amount of $4.4 million and (ii) a decrease in the amount of tax filings in excess of amounts booked in the amount of $3.4 million. The remainder of the differences are due to normal course movements and non-material items.
The effective tax rate decreased to 9.4% for the nine months ended March 31, 2016, compared to 17.6% for the nine months ended March 31, 2015. The decrease to tax expense of $14.8 million is primarily the result of a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $14.5 million. The remainder of the differences are due to normal course movements and non-material items.
For information with regards to certain potential tax contingencies, see note 13 "Guarantees and Contingencies" to our Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, the Company provides certain financial measures that are not in accordance with U.S. GAAP (Non-GAAP). These Non-GAAP financial measures have certain limitations in that they do not have a standardized meaning and thus the Company's definition may be different from similar Non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Thus it may be more difficult to compare the Company's financial performance to that of other companies. However, the Company's management compensates for these limitations by providing the relevant disclosure of the items excluded in the calculation of these Non-GAAP financial measures both in its reconciliation to the U.S. GAAP financial measures and its Condensed Consolidated Financial Statements, all of which should be considered when evaluating the Company's results.
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
Non-GAAP-based net income and Non-GAAP-based EPS are calculated as net income or earnings per share on a diluted basis, excluding the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of revenue.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2016
(in thousands except for per share data)

	Three Months Ended March 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$61,298		$(202)	(1)	$61,096
Customer support	22,427		(215)	(1)	22,212
Professional service and other	37,599		(247)	(1)	37,352
Amortization of acquired technology-based intangible assets	17,630		(17,630)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	299,109	67.9%	18,294	(3)	317,403	72.0%
Operating expenses
Research and development	48,160		(500)	(1)	47,660
Sales and marketing	84,600		(3,213)	(1)	81,387
General and administrative	37,731		(1,589)	(1)	36,142
Amortization of acquired customer-based intangible assets	27,966		(27,966)	(2)	—
Special charges (recoveries)	(1,671)		1,671	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	88,569	20.1%	49,891	(5)	138,460	31.4%
Other income (expense), net	2,120		(2,120)	(6)	—
Provision for (recovery of) income taxes	5,353		19,100	(7)	24,453
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	69,115		28,671	(8)	97,786
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.57		$0.23	(8)	$0.80

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 7% and a Non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our Non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2016
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$97,786	$0.80
Less:
Amortization	45,596	0.37
Share-based compensation	5,966	0.05
Special charges (recoveries)	(1,671)	(0.01)
Other (income) expense, net	(2,120)	(0.02)
GAAP-based provision for (recovery of) income taxes	5,353	0.04
Non-GAAP based provision for income taxes	(24,453)	(0.20)
GAAP-based net income, attributable to OpenText	$69,115	$0.57

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended March 31, 2015
(in thousands except for per share data)

	Three Months Ended March 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$60,776		$(182)	(1)	$60,594
Customer support	24,084		(224)	(1)	23,860
Professional service and other	42,396		(316)	(1)	42,080
Amortization of acquired technology-based intangible assets	22,136		(22,136)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	295,205	66.0%	22,858	(3)	318,063	71.1%
Operating expenses
Research and development	53,222		(654)	(1)	52,568
Sales and marketing	97,146		(1,919)	(1)	95,227
General and administrative	45,552		(3,267)	(1)	42,285
Amortization of acquired customer-based intangible assets	28,250		(28,250)	(2)	—
Special charges (recoveries)	5,622		(5,622)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	52,604	11.8%	62,570	(5)	115,174	25.7%
Other income (expense), net	(9,550)		9,550	(6)	—
Provision for (recovery of) income taxes	(309)		18,122	(7)	17,813
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	26,610		53,998	(8)	80,608
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$0.22		$0.44	(8)	$0.66

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 1% and a Non-GAAP-based tax rate of 18%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our Non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Three Months Ended March 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$80,608	$0.66
Less:
Amortization	50,386	0.41
Share-based compensation	6,562	0.05
Special charges (recoveries)	5,622	0.05
Other (income) expense, net	9,550	0.08
GAAP-based provision for (recovery of) income taxes	(309)	—
Non-GAAP based provision for income taxes	(17,813)	(0.15)
GAAP-based net income, attributable to OpenText	$26,610	$0.22

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2016
(in thousands except for per share data)

	Nine Months Ended March 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$179,132		$(641)	(1)	$178,491
Customer support	64,624		(631)	(1)	63,993
Professional service and other	114,038		(1,086)	(1)	112,952
Amortization of acquired technology-based intangible assets	56,244		(56,244)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	919,197	68.6%	58,602	(3)	977,799	72.9%
Operating expenses
Research and development	140,310		(1,988)	(1)	138,322
Sales and marketing	248,420		(9,043)	(1)	239,377
General and administrative	107,067		(5,691)	(1)	101,376
Amortization of acquired customer-based intangible assets	83,564		(83,564)	(2)	—
Special charges (recoveries)	24,754		(24,754)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	275,084	20.5%	183,642	(5)	458,726	34.2%
Other income (expense), net	(1,832)		1,832	(6)	—
Provision for (recovery of) income taxes	20,629		60,149	(7)	80,778
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	198,087		125,325	(8)	323,412
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.62		$1.03	(8)	$2.65

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 9% and a Non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our Non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2016
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$323,412	$2.65
Less:
Amortization	139,808	1.15
Share-based compensation	19,080	0.16
Special charges (recoveries)	24,754	0.20
Other (income) expense, net	1,832	0.02
GAAP-based provision for (recovery of) income taxes	20,629	0.17
Non-GAAP based provision for income taxes	(80,778)	(0.67)
GAAP-based net income, attributable to OpenText	$198,087	$1.62

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the nine months ended March 31, 2015
(in thousands except for per share data)

	Nine Months Ended March 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Revenue
Cost of revenues
Cloud services and subscriptions	$178,886		$(581)	(1)	$178,305
Customer support	70,878		(632)	(1)	70,246
Professional service and other	129,999		(914)	(1)	129,085
Amortization of acquired technology-based intangible assets	58,548		(58,548)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	921,510	67.3%	60,675	(3)	982,185	71.7%
Operating expenses
Research and development	144,134		(1,831)	(1)	142,303
Sales and marketing	269,167		(6,587)	(1)	262,580
General and administrative	120,962		(5,395)	(1)	115,567
Amortization of acquired customer-based intangible assets	79,498		(79,498)	(2)	—
Special charges (recoveries)	4,032		(4,032)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	266,201	19.4%	158,018	(5)	424,219	31.0%
Other income (expense), net	(28,737)		28,737	(6)	—
Provision for (recovery of) income taxes	35,401		34,288	(7)	69,689
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	165,523		152,467	(8)	317,990
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.35		$1.24	(8)	$2.59

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results.

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

(7)
Adjustment relates to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our Non-GAAP-based tax rate of 18%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of Non-GAAP-based adjusted net income to GAAP-based net income:

	Nine Months Ended March 31, 2015
		Per share diluted
Non-GAAP-based net income, attributable to OpenText	$317,990	$2.59
Less:
Amortization	138,046	1.12
Share-based compensation	15,940	0.13
Special charges (recoveries)	4,032	0.03
Other (income) expense, net	28,737	0.23
GAAP-based provision for (recovery of) income taxes	35,401	0.29
Non-GAAP based provision for income taxes	(69,689)	(0.56)
GAAP-based net income, attributable to OpenText	$165,523	$1.35

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of March 31, 2016	Change increase (decrease)	As of June 30, 2015
Cash and cash equivalents	$877,405	$177,406	$699,999
Short-term investments	$13,008	$(7,266)	$20,274

	Nine Months Ended March 31,
(In thousands)	2016	Change	2015
Cash provided by operating activities	$406,602	$15,388	$391,214
Cash used in investing activities	$(81,572)	$308,597	$(390,169)
Cash provided by (used in) financing activities	$(141,678)	$(353,130)	$211,452
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
As at March 31, 2016, we have provided $13.6 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities increased by $15.4 million due to an increase in net income before the impact of non-cash items of $30.1 million, partially offset by a decrease in changes from working capital of $14.7 million. The decrease in operating cash flow from changes in working capital is primarily due to a higher accounts receivable balance, resulting in a decrease to operating cash flow of $54.4 million. This was partially offset by (i) $26.3 million relating to a higher accounts payable and accrued liabilities balance, (ii) $5.9 million relating to a higher deferred revenue balance, (iii) $4.2 million due to a lower other assets balance, (iv) $1.9 million relating to the net impact of changes in income taxes payable and deferred charges and credits and (v) $1.4 million due to a lower prepaid and other current assets balance.
During the third quarter of Fiscal 2016 our Days Sales Outstanding (DSO) was 54 days compared to a DSO of 51 days during the third quarter of Fiscal 2015 and the per day impact of our DSO in the third quarters of Fiscal 2016 and Fiscal 2015 on our cash flows was $3.0 million and $2.8 million, respectively.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities decreased by $308.6 million. This is primarily due to (i) the purchase consideration for Actuate in the amount of $283.6 million, inclusive of a payment of $8.2 million relating to Actuate equity-based liabilities that were accrued for but were unpaid at the time of acquisition (ii) the purchase consideration for IGC in the amount of $31.7 million, inclusive of a payment of $3.5 million relating to an amount that was previously held back in accordance with the purchase agreement (iii) a decrease in additions to property and equipment of $11.7 million, (iv) a decrease in other investing activities of $2.8 million, and (v) proceeds of $2.1 million received from the maturity of short-term investments. These decreases were partially offset by (i) the purchase consideration for Daegis in the amount of $22.1 million, and (ii) a payment of $2.0 million relating to an amount previously held back on a prior acquisition in accordance with the terms of the agreement.

Cash flows from financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities increased by $353.1 million. This is primarily due to (i) the issuance of $800.0 million in aggregate principal amount of our Senior Notes (defined below), (ii) the repurchase of approximately 1.5 million Common Shares for approximately $65.5 million under our Share Repurchase Plan, (iii) a $9.4 million increase in the repurchase of Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans, and (iv) a $8.5 million increase in dividend payments made to our shareholders. These increases were partially offset by (i) a reduction in principal payments on our credit facilities of $514.5 million, inclusive of the repayment of the outstanding balance of our Term Loan A during the third quarter of Fiscal 2015, and (ii) a reduction in the incurrence of debt issuance costs of $18.1 million.
Cash Dividends
During the three and nine months ended March 31, 2016, we declared and paid cash dividends of $0.20 per Common Share and $0.60 per Common Share, respectively, that totaled $24.1 million and $71.6 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of March 31, 2016, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of March 31, 2016, our consolidated net leverage ratio was 1.1:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of March 31, 2016, we have not drawn any amounts on the Revolver.
Employee Share Purchase Plan (ESPP)
In order to encourage further participation by eligible employees in the ESPP, we implemented a number of amendments to our ESPP, including increasing the purchase price discount from 5% to 15% and permitting Common Shares to be purchased on the open market by the trustee of a trust, or by an agent or broker designated by an administrator, and transferred to eligible employees under the ESPP, as an alternative to the issuance of Common Shares from treasury (the Amendments). The Amendments apply to purchase periods commencing on or after January 1, 2016 unless otherwise determined by the Board or the compensation committee of the Board.
In accordance with the Amendments, during the three months ended March 31, 2016, we have determined that 40,900 Common Shares are eligible for issuance to employees enrolled in the ESPP, after factoring a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to the purchase period commencing on January 1, 2016 were issued at a purchase price discount of 5%.
Share Repurchase Plan

On July 28, 2015, the Board authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the nine months ended March 31, 2016, we repurchased and cancelled approximately 1.5 million Common Shares for approximately $65.5 million, under our Share Repurchase Plan. We did not repurchase and cancel any Common Shares during the three months ended March 31, 2016. (three and nine months ended March 31, 2015—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and their book value.
As of March 31, 2016, approximately $134.5 million remained available for the repurchase of Common Shares under the Share Repurchase Plan.
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
Pensions
As of March 31, 2016, our total unfunded pension plan obligations were $60.9 million, of which $2.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2016 (three months ending June 30)	$144	$193	$7
2017	629	787	30
2018	672	876	39
2019	753	936	65
2020	820	988	101
2021 to 2025	5,034	5,368	1,262
Total	$8,052	$9,148	$1,504
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of March 31, 2016, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	April 1, 2016— June 30, 2016	July 1, 2016— June 30, 2018	July 1, 2018— June 30, 2020	July 1, 2020 and beyond
Long-term debt obligations	$2,017,741	$8,424	$156,944	$155,957	$1,696,416
Operating lease obligations*	188,797	11,136	74,506	51,022	52,133
Purchase obligations	9,921	2,732	6,661	528	—
	$2,216,459	$22,292	$238,111	$207,507	$1,748,549
*Net of $6.9 million of sublease income to be received from properties which we have subleased to third parties.

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Quarterly Report on Form 10-Q, the aggregate of such estimated losses were not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on our discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of March 31, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.2 million as of March 31, 2016. We currently have in place a bank guarantee in the amount of $3.4 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.5 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
As of March 31, 2016, we had an outstanding balance of $782.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of March 31, 2016, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.8 million, assuming that the loan balance as of March 31, 2016 is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at March 31, 2016, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.5 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of March 31, 2016 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at March 31, 2016	U.S. Dollar Equivalent at June 30, 2015
Euro	$188,827	$125,411
British Pound	42,235	28,634
Canadian Dollar	21,951	21,358
Swiss Franc	26,807	12,364
Other foreign currencies	65,799	55,996
Total cash and cash equivalents denominated in foreign currencies	345,619	243,763
U.S. dollar	531,786	456,236
Total cash and cash equivalents	$877,405	$699,999
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $34.6 million (June 30, 2015—$24.4 million).

Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 27, 2016

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Chief Accounting Officer (Principal Accounting Officer)