Form 10-K
period 2016-06-30
OPEN TEXT CORP
filed 2016-07-27
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the Registrant's Common Shares held by non-affiliates, based on the closing price of the Common Shares as reported by the NASDAQ Global Select Market (“NASDAQ”) on December 31, 2015, the end of the registrant's most recently completed second fiscal quarter, was approximately $5.7 billion. The number of the Registrant's Common Shares outstanding as of July 25, 2016 was 121,443,442.
DOCUMENTS INCORPORATED BY REFERENCE
None.

OPEN TEXT CORPORATION

PART I
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended (the Securities Act), and is subject to the safe harbours created by those sections. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, “might”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended June 30, 2016, which are set forth in Part II, Item 8 of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's current expectations and projections about future results only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report as well as other documents we file from time to time with the United States Securities and Exchange Commission (the SEC). Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.
Item 1.    Business
Open Text Corporation was incorporated on June 26, 1991. References herein to the “Company”, “OpenText”, “we” or “us” refer to Open Text Corporation and, unless context requires otherwise, its subsidiaries. Our principal office is located at 275 Frank Tompa Drive, Waterloo, Ontario, Canada N2L 0A1, and our telephone number at that location is (519) 888-7111. Our internet address is www.opentext.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report. Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2017" means our fiscal year beginning on July 1, 2016 and ending June 30, 2017; (ii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (iii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; and (iv) the term “Fiscal 2014” means our fiscal year beginning on July 1, 2013 and ended June 30, 2014; and (v) the term "Fiscal 2013" means our fiscal year beginning July 1, 2012 and ended June 30, 2013. Our Consolidated Financial Statements are presented in U.S. dollars and, unless otherwise indicated, all amounts included in this Annual Report on Form 10-K are expressed in U.S. dollars.
Business Overview and Strategy
We operate in the Enterprise Information Management (EIM) market. We are an independent company providing a comprehensive platform and suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to improve customer satisfaction and digital experience, gain analytical insight, improve collaboration with business partners, address the legal and business requirements associated with information governance, and help to ensure that information remains secure and private, as demanded in today's highly regulated climate.
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
Unstructured data encompasses everything from email and business processes to the handling of office and PDF documents, and even communicative, transient data like fax transfers, collaborative communications, and large managed files. This type of data composes the preponderance of information amassed and managed by today's enterprise systems. It holds huge volumes of unlocked value for organizations poised to capitalize on their enterprise information strategy. It is our belief that companies will place themselves in an untenable situation for the future if they are not able to capture, preserve and make unstructured data usable.
We envisage a future where unstructured data is easily and seamlessly discovered, captured, managed, governed, secured, leveraged, analyzed and transformed into great value using information based applications. We call this discipline EIM. EIM data is by its nature unstructured and follows the required EIM functional technologies of Enterprise Content Management (ECM), Business Process Management (BPM), Customer Experience Management (CEM), Business Networking (BN), Discovery and Analytics. EIM can be deployed on its own to capture, manage, and store enterprise information and integrates with ERP and other information management systems to provide a "single source of truth" for the enterprise.
By delivering products and technologies capable of addressing entire information flows, our customers get a better-integrated and more agile solution. To manage and secure the flow of information through an enterprise, we strive to deliver well-integrated products that can be deployed to digitize any business process, managing information through its entire lifecycle.
Customers may align their EIM journey to the information flows illustrated below within their business. By "completing" each information flow, customers ensure the efficient governance, security and availability of the information that powers their organization. Information may "come online" through a variety of human or machine entry points, then proceed through its lifecycle or "flow" through disposition or destruction.

SUITE 16 CLOUD 16	Engagement	Capture	Content	Process	Collaboration	Discovery	Exchange	Insight
Hire to Retire	• Employee Portal • Manager Portal • Onboarding and eLearning • Contract Management	• Web and Mobile Forms • eSignature and Digital Signature • Capture and OCR/ICR	• Employee File Management • Content Management • Records Management • File Sharing and Sync	• Employee Onboarding and Termination Processes • HCM Integration • Case Management • Entity Modeling	• Employee Onboarding • Dispute Resolution • Exception Handling • Social Collaboration • Omni-Channel Delivery	• eDiscovery • Information Governance • Information Access • Content Analytics • Sentiment Analysis	• On Demand Messaging • Secure Managed File Transfer • Secure Email	• Embedded Reporting and Visualization • Predictive Analytics • Structured and unstructured information analytics
Procure to Pay	• Supplier / Trading Partner Portal • Partner Onboarding and Mapping Services	• Vendor and Supplier Invoice Management • Capture/OCR • Intelligent Field Recognition	• Active Documents • Active Orders • File Sharing and Collaboration • Records Management	• Managed Services Integration • Custom SLAs and Architecture • Data Sovereign • Industry Certification	• Active Communities • Secure Messaging • File Sharing and Collaboration • Customer Communication Management	• Business Activity Index	• Connectivity • B2B Integration • B2B Managed Services • Fax Solutions	• Trading Grid Analytics • Embedded Reporting and Visualization
Idea to Product	• Media and Digital Asset Management • Social Collaboration • Connected Workspaces • Secure Email	• Collaboration • Content Management	• Engineering Document Management • Campaign Management • Media Management	• Contract Management • Enterprise Architecture • Application Development • Process Intelligence • Case Management	• File Sharing and Collaboration • Digital Supply Chain Management • Omni-Channel Delivery	• Regulatory Records Retention • Industry Regulatory Compliance • eDiscovery • Information Governance	• B2B Managed Services • Secure Messaging • Fax Solutions	• Predictive Analytics • Content Analytics and Text Mining • Embedded Reporting and Visualization
Digital Mail Room	• Secure and regular Email • Paper Mail • M2H Interactions and Notifications	• Digital Document Capture • Paper Document Scanning and OCR/ICR	• Auto-Classification • Records Management • Content Management • Archiving	• Email / Document Routing • Exception Handling	• Document Viewing • Redaction / Annotation • Multi-Format Viewing • File Sharing and Social Collaboration	• eDiscovery • Content Analytics	• Secure Email • Secure Messaging • Fax Services	• Content Analytics • Text Mining • Embedded Reporting and Visualization

While we continue to offer on-premises solutions, we realize that the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving customer choice and flexibility will help us to strive to obtain long-term customer value. We measure long-term value by looking at our recurring revenue, earnings and operating cash flow. We define recurring revenue as the sum of our “Cloud services and subscriptions revenue”, “Customer support revenue” and “Professional services revenue”. In Fiscal 2016 recurring revenue was $1,541 million, which represented 84% of our total revenues and was relatively stable (down 1.1%) compared to Fiscal 2015. Our Cloud services and subscriptions revenues was also relatively stable (down 0.7%) in Fiscal 2016 compared to Fiscal 2015. Our net income for Fiscal 2016 was up 21% compared to Fiscal 2015 and our operating cash flow was relatively flat, growing 1% over the same period. We believe customers are looking for choice and flexibility in how they consume technology and we look to continue to provide long-term value to our customers.
Strategy
We have historically grown our business and strengthened our service offerings in the EIM market through strategic acquisitions and integration, as well as organic growth. We believe we are a value oriented and disciplined acquirer, having efficiently deployed $3.7 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market. In Fiscal 2016, we further demonstrated the implementation of this strategy by acquiring Daegis Inc. (Daegis), ANXe Business Corporation (ANX), and certain CEM assets acquired from HP Inc. (CEM Business). For additional details on our acquisitions, please see "Acquisitions During the Last Five Fiscal Years", elsewhere in Item 1 of this Annual Report on Form 10-K.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. Over the last three fiscal years, we have invested approximately $567 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D. We believe our ability to leverage our global presence is helpful to our ability to grow organically.
In April, 2016 we introduced "OpenText Release 16" (Release 16), which is an integrated digital information platform that manages and analyzes the entire flow of information, addressing key areas of the user experience, machine-to-machine integration, automation and other aspects of managing unstructured data in a digital first organization.
This release is the most functionally and integration-complete EIM platform that we have released to date and we believe it is well suited to drive our go-to-market plan for years to come.
We see an opportunity to help our customers become “digital businesses” and, with Release 16 as well as our recent acquisitions, we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.
In Fiscal 2017 we will continue to implement strategies that are designed to:
Broaden Our Reach into EIM, B2B Integration, Analytics, Discovery, and the Cloud. As technologies and customers become more sophisticated, we intend to be a leader in expanding the definition of traditional market sectors. We have been a leader in investing in adjacent markets through acquisitions which have provided us with the technology to accelerate our time to market and increase our scale. We have also invested in technologies to address the growing influence of analytics and social, mobile, and cloud platforms on corporate information.
Deepen Customer Penetration. We intend to leverage our comprehensive solution set to deepen our existing customer relationships. We have significant expertise in a number of industry sectors and aim to increase our customer penetration based on our strong credentials. We are particularly focused on circumstances where the customer is looking to consolidate multiple vendors with solutions from a single source while addressing a broader spectrum of business problems or equally new or existing customers looking to take a more holistic approach to digital transformation.
Invest in Technology Leadership. We believe we are well-positioned to develop additional innovative solutions to address the evolving market. We plan to continue investing in technology innovation by funding internal development as well as collaborating with third-parties.
Deepen Strategic Partnerships. Our partnerships with companies such as SAP, Microsoft, Oracle, Accenture, Deloitte and others serve as an example of how we are working together with our partners to create next-generation EIM solutions and deliver them to market. We will continue to look for ways to create more customer value from our strategic partnerships.
Broaden Global Presence. As customers become increasingly multi-national and as international markets continue to adopt EIM, we plan to further grow our brand, presence, and partner networks in these new markets. We are focused on using our direct sales for targeting existing customers and plan to address new geographies jointly with our partners.
Selectively Pursue Acquisitions. In light of the continually evolving marketplace in which we operate, on an ongoing basis we regularly evaluate acquisition opportunities within the EIM market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio.
Products and Services Overview
Our products and services are designed to provide the benefits of maximizing the value of enterprise information while largely minimizing its risks. Our solutions incorporate collaborative and mobile technologies and are delivered for on-premises deployment as well as through cloud, hybrid and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market. In addition, we provide solutions that facilitate the exchange of information and transactions that occur between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and are central to a company’s ability to effectively collaborate with its partners.

At its core, EIM is about helping organizations get the most out of information. Our EIM offerings include Enterprise Content Management, Business Process Management, Customer Experience Management, Business Network, Discovery and Analytics, and are designed to deliver to our customers:

(i)	Increased compliance and information governance resulting in reduced exposure to risk of regulatory sanctions related to how information is handled and protected;

(ii)	Improved operating efficiency through process digitization and automation;

(iii)	Better customer engagement through improved and integrated digital experiences and content delivery;

(iv)	Lower cost of storage and management of information through improved classification and archiving strategies;

(v)	Reduced infrastructure costs due to, among other factors, legacy decommissioning capabilities of EIM and cloud and hosted services deployment models;

(vi)
Improved innovation, productivity and time-to-market as a result of letting employees, trading partners and customers work with information and collaborate in ways which are intuitive, automated, and flexible; and

(vii)	Increased revenue streams with the enablement of easy expansion across new channels and, ultimately, new markets.
*For illustrative purposes only and is not an exhaustive list of our product offerings.

Release 16 helps organizations with their digital transformation by digitizing information, experiences, processes and supply chains, to create a better way to work within their enterprise. Release 16 also has a major focus on analysis and reporting across all product lines and use cases. It offers customers a coordinated platform for digital transformation that is intended to yield the benefits of scale and single-vendor interaction. We have made significant investments to our cloud infrastructure over the past couple of years, and now with Release 16 virtually all of our products are available in the "OpenText Cloud".
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

Business Network
The OpenText Business Network (BN), previously known as Information Exchange (iX), is a set of offerings that facilitate efficient, secure, and compliant exchange of information inside and outside the enterprise. BN solutions include:

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

Analytics
Analytics solutions help organizations gain insight from their structured and unstructured information, make predictions, visualize and report on business processes, customer interactions and a myriad of other sources of information. This analytical data can then be used to refine business processes or content utilization, make predictions, identify trends, improve customer service or be applied in a multitude of different scenarios. OpenText Analytics solutions include:

•	Embedded Reporting and Visualization is used to embed reports and visualizations of data in an array of applications, including the OpenText EIM Suites and many third party data sources.

•
Big Data Analysis is the analysis of large sets of information from databases, files, ERP and Customer Relationship Management (CRM) systems and a variety of other sources. Modeling and predictive algorithms may be applied to this data using OpenText solutions to extract meaningful insight or predictive models to solve customer problems or help with operational insight.

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

OpenText Revenues
Our business consists of four revenue streams: license, cloud services and subscriptions, customer support, and professional service and other. For information regarding our revenues and assets by geography for Fiscal 2016, Fiscal 2015 and Fiscal 2014, see note 19 “Segment Information” in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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
Marketing and Sales
Customers
Our customer base consists of a number of Global 10,000 organizations as well as mid-market companies and government agencies. Historically, including in Fiscal 2016, no single customer has accounted for 10% or more of our total revenues.
Global Distribution Channels
We operate on a global basis and in Fiscal 2016 we generated approximately 58% of our revenues from our “Americas” region, which consists of countries in North, Central, and South America, approximately 33% from our "EMEA" region, which primarily consists of countries in Europe, Africa, and the Middle East, and approximately 9% from our "Asia Pacific" region, which primarily consists of Japan, Australia, China, Korea, Philippines, Singapore and New Zealand. We make direct sales of products and services through our global network of subsidiaries.
Partners and Alliances
We also market our products and services worldwide through indirect channels. We partner with prominent organizations in the enterprise software and hardware industries in an effort to enhance the value of our solutions and the investments our customers have made in their existing systems. We strive to create mutually beneficial relationships with global systems integrators, consultants, and software and hardware developers that augment and extend our products and services. Through these relationships, we and our partners are better able to fulfill key market objectives, drive new business, establish a competitive advantage, and create demonstrable business value.
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

OpenText and Microsoft Corporation (Microsoft)
Our strategic alliance with Microsoft offers integration between our EIM solutions and Microsoft's desktop, cloud and server products, such as Microsoft SharePoint and Exchange, as well as Office 365 and SharePoint online. Microsoft and OpenText have partnered to drive the creation of comprehensive business and industry-specific EIM solutions leveraging customers' significant investments in the Microsoft platform and productivity applications. We provide support for Microsoft platforms such as Windows and SQL Server and integration with many Microsoft products such as Exchange, Rights Management and Windows Azure. The integration of our solutions with Microsoft Office and SharePoint allows an OpenText customer to work with information from ERP, CRM, EIM and other enterprise applications from within the Microsoft SharePoint or Microsoft Office interface.
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
Other System Integrators
Other OpenText systems integrator partners include Cap Gemini Inc., CGI Group Inc. (through its acquisition of Logica plc), ATOS SE, EY and others.
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
Competition
The market for our products and services is highly competitive, subject to rapid technological change and shifting customer needs and economic pressures. We compete with multiple companies, some that have single or narrow solutions and some that have a range of information management solutions, like ourselves. Our competitors include International Business Machines Corporation (IBM), EMC Corporation (EMC), Hewlett Packard Enterprise and Adobe Inc. In certain markets, OpenText competes with Oracle and Microsoft, who are also our partners. In addition there are numerous, other niche software vendors in the Information Management sector, such as j2 Inc. and Pegasystems Inc., that compete with OpenText in certain segments of the EIM market. We also face competition from systems integrators that configure hardware and software into customized systems. Additionally, new competitors or alliances among existing competitors may emerge and could rapidly acquire additional market share. We also expect that competition will increase as a result of ongoing software industry consolidation.
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

Research and Development
The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to enhance our existing products in a timely and efficient manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership. To achieve these objectives, we have made and expect to continue to make investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our research and development expenses were $194.1 million for Fiscal 2016, $196.5 million for Fiscal 2015, and $176.8 million for Fiscal 2014. We believe our spending on research and development is an appropriate balance between managing our organic growth and results of operation. We expect to continue to invest in research and development to maintain and improve our products and services offerings.
Acquisitions During the Last Five Fiscal Years
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, we regularly evaluate acquisition opportunities within the EIM market and at any time may be in various stages of discussions with respect to such opportunities.
Pursuing strategic acquisitions is an important aspect to our current and future growth strategy, which we expect to continue, in order to strengthen our service offerings in the EIM market. In Fiscal 2016 we acquired Daegis, ANX and CEM Business. Daegis was a global software and services company. Its acquisition brings a broad range of information governance expertise and technology to OpenText, which we believe better enables our customers to mitigate the risks and costs associated with "information sprawl" and the permanent retention of information. ANX was a leading provider of cloud-based information exchange services to the U.S. automotive and healthcare industries, which we believe complements our existing B2B integration solutions while strengthening our presence in these industries. Lastly, in Fiscal 2016 we also acquired CEM Business that we believe complement our current offerings in CEM and related cloud offerings, while providing our customers with leading software products in marketing optimization, mobile marketing and in “voice” of the customer programs.
Below is a summary of the more material acquisitions we have made over the last five fiscal years.
In Fiscal 2016, we completed the following acquisitions:

•
On May 1, 2016, we acquired ANXe Business Corporation, a leading provider of cloud-based information exchange services to the automotive and healthcare industries, based in Michigan, United States. Total consideration for ANX was approximately $104.6 million.

•	On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million.

•
On November 23, 2015, we acquired Daegis Inc., a global information governance, data migration solutions and development company, based in Texas, United States. Total consideration for Daegis was approximately $23.3 million.

Prior to Fiscal 2016, we completed the following acquisitions:

•
On January 16, 2015, we acquired Actuate Corporation (Actuate), based in San Francisco, California, United States, for $332.0 million, comprised of approximately $322.4 million in cash and shares we purchased of Actuate in the open market with a fair value of approximately $9.5 million as of the date of acquisition. Actuate was a leader in personalized analytics and insights.

•
On January 2, 2015, we acquired Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States, for approximately $40.0 million. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software.

•
On January 16, 2014, we acquired GXS Group Inc. (GXS), a Delaware corporation and leader in cloud-based B2B integration services for $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares.

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

We believe our acquisitions support our long-term strategy for growth, strengthen our competitive position, expand our customer base and provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business.
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
Employees
As of June 30, 2016, we employed a total of approximately 8,900 individuals. The approximate composition of our employee base is as follows: (i) 1,400 employees in sales and marketing, (ii) 2,200 employees in product development, (iii) 2,300 employees in cloud services, (iv) 1,100 employees in professional services, (v) 800 employees in customer support, and (vi) 1,100 employees in general and administrative roles. We believe that relations with our employees are strong. None of our employees are represented by a labour union, nor do we have collective bargaining arrangements with any of our employees. However, in certain international jurisdictions in which we operate, a “Workers' Council” represents our employees.
Available Information
Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the SEC may be obtained free of charge through the Investors section of our website at investors.opentext.com as soon as is reasonably practical after we electronically file or furnish these reports. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Except for the documents specifically incorporated by reference into this Annual Report, information contained on our website is not incorporated by reference in this Annual Report and should not be considered to be a part of this Annual Report. In addition, our filings with the SEC may be accessed through the SEC's website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.

Item 1A. Risk Factors
The following important factors could cause our actual business and financial results to differ materially from our current expectations, estimates, forecasts and projections. These forward-looking statements contained in this Annual Report on Form 10-K or made elsewhere by management from time to time are subject to important risks, uncertainties and assumptions which are difficult to predict. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. The risks discussed below are not necessarily presented in order of importance or probability of occurrence.
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
If we do not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected
Our success depends upon our ability to design, develop, test, market, license and support new software products, services, and enhancements of current products and services on a timely basis in response to both competitive threats and marketplace demands. The software industry is increasingly focused on cloud computing, mobility, social media and software as a service (SaaS) among other continually evolving shifts. In addition, our software products, services, and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third party software, we may not be successful in developing and marketing our new software products, services, and enhancements. If we are unable to successfully integrate third party software to develop new software products, services, and enhancements to existing software products and services, or to complete the development of new software products and services which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Moreover, if new industry standards emerge that we do not anticipate or adapt to, or with rapid technological change occurring, if alternatives to our services and solutions are developed by our competitors, our software products and services could be rendered obsolete, causing us to lose market share and, as a result, harm our business and operating results, and our ability to compete in the marketplace.
If our software products and services do not gain market acceptance, our operating results may be negatively affected
We intend to pursue our strategy of being a market leading consolidator for cloud-based EIM solutions, and growing the capabilities of our EIM software offerings through our proprietary research and the development of new software product and service offerings, as well as through acquisitions. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for EIM capabilities. The primary market for our software products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently, including Release 16, or that are planned for future release by the marketplace is not certain. If the markets for our software products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products and services and enhancements to current software products and services, (iii) complete customer implementations on a timely basis, or (iv) complete software products and services currently under development. In addition, increased competition could put significant pricing pressures on our products which could negatively impact our margins and profitability. If our software products and services are not accepted by our customers or by other businesses in the marketplace, our business, operating results and financial condition will be materially affected.
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
Failure to protect our intellectual property could harm our ability to compete effectively
We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our intellectual property rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services. While U.S. and Canadian copyright laws, international conventions and international treaties may provide meaningful protection against unauthorized duplication of software, the laws of some foreign jurisdictions may not protect proprietary rights to the same extent as the laws of Canada or the United States. The absence of internationally harmonized intellectual property laws makes it more difficult to ensure consistent protection of our proprietary rights. Software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our software products represents a loss of revenue to us. Where applicable, certain of our license arrangements have required us to make a limited confidential disclosure of portions of the source code for our software products, or to place such source code into escrow for the protection of another party. Despite the precautions we have taken, unauthorized third parties, including our competitors, may be able to copy certain portions of our software products or reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property. In addition, certain of our products contain open source software. Licensees of open source software may be required to make public certain source code, to license proprietary software for free or to make certain derivative works available to others. While we monitor and control the use of open source software in our products and in any third party software that is incorporated into our products, and we try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or service, there can be no guarantee that such use could not inadvertently occur. If this happened it could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits
Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including copyrights and patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties have and will continue to assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third party and open source software in our software products. In the case of third party software, we believe this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party intellectual property that is integrated into our products, third parties may continue to assert infringement claims against us in the future, including the sometimes aggressive and opportunistic actions of non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies such as us. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available or they may not be available on commercially reasonable terms. In addition, as we continue to develop software products and expand our portfolio using new technology and innovation, our exposure to threats of infringement may increase. Any infringement claims and related litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third party rights. Typically our agreements with our partners and customers contain provisions which require us to indemnify them for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing infringement claims and related litigation could have a significant adverse impact on our business and operating results as well as our ability to generate future revenues and profits.
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
Acquisitions, investments, joint ventures and other business initiatives may negatively affect our operating results
The growth of our Company through the successful acquisition and integration of complementary businesses is a critical component of our corporate strategy. In light of the continually evolving marketplace in which we operate, on an ongoing basis we regularly evaluate acquisition opportunities within the EIM market and at any time may be in various stages of discussions with respect to such opportunities. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy and disciplined financial management. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions, as well as add new solutions to our portfolio. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management's attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity or equity-related securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt, which could have a negative impact on the credit ratings of our outstanding debt securities. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our Company. Any such activity may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability (i) to take advantage of growth opportunities for our business or for our products and services, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges associated with any acquisition or investment activity, may materially impact our results of operations which, in turn, may have an adverse material effect on the market price of our Common Shares or credit ratings of our outstanding debt securities.
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
We may be unable to successfully integrate acquired businesses or do so within the intended timeframes, which could have an adverse effect on our financial condition, results of operations and business prospects
Our ability to realize the anticipated benefits of acquired businesses will depend, in part, on our ability to successfully and efficiently integrate acquired businesses and operations with our own. The integration of acquired operations with our existing business will be complex, costly and time-consuming, and may result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business, and diversion of management’s attention from other business concerns. Although we cannot be certain of the degree and scope of operational and integration problems that may arise, the difficulties and risks associated with the integration of acquired businesses may include, among others:

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
Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business
Acquisitions by large, well-capitalized technology companies have changed the marketplace for our software products and services by replacing competitors which are comparable in size to our Company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products and/or services that compete with our software products and services or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our software products and services on the basis of price, marketing, services or support. They also have the ability to introduce items that compete with our maturing software products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the software products and services we provide to the marketplace. Any material reduction in our profit margin may have an adverse material effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth, improved economies of scale or put us at a disadvantage to our better capitalized competitors.
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
If we lose the services of our executive officers or other key employees or if we are not able to attract or retain top employees, our business could be significantly harmed
Our performance is substantially dependent on the performance of our executive officers and key employees. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our software products or services.
The loss of the services of any of our executive officers or other key employees could significantly harm our business.
Loss of key personnel could impair the integration of acquired businesses, lead to loss of customers and a decline in revenues, or otherwise could have an adverse effect on our operations
Our success as a combined business with any prior or future acquired businesses will depend, in part, upon our ability to retain key employees, especially during the integration phase of the businesses. It is possible that the integration process could result in current and prospective employees of ours and the acquired business to experience uncertainty about their future roles with us, which could have an adverse effect on our ability to retain or recruit key managers and other employees. If, despite our retention and recruiting efforts, key employees depart or fail to continue employment with us, the loss of their services and their experience and knowledge regarding our business could have an adverse effect on our future operating results and the successful ongoing operation of our businesses.
Our compensation structure may hinder our efforts to attract and retain vital employees
A portion of our total compensation program for our executive officers and key personnel includes the award of options to buy our Common Shares. If the market price of our Common Shares performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be prescribed by the government or applicable regulatory authorities or any significant increases in personal income tax levels levied in countries where we have a significant operational presence may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success. Additionally, payments under our long-term incentive plan (the details of which are described in Item 11 of this Annual Report on Form 10-K) are dependent to a significant extent upon the future performance of our Company both in absolute terms and in comparison to similarly situated companies. Any failure to achieve the targets set under our long-term incentive plan could significantly reduce or eliminate payments made under this plan, which may, in turn, materially and adversely affect our ability to retain the key personnel who are subject to this plan.
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
We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors
Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. By reviewing the status of outstanding sales proposals to our customers and potential customers, we make an estimate as to when a customer will make a purchasing decision involving our software products. These estimates are aggregated periodically to make an estimate of our sales pipeline, which we use as a guide to plan our activities and make internal financial forecasts. Our sales pipeline is only an estimate and may be an unreliable predictor of actual sales activity, both in a particular quarter and over a longer period of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce or cancel IT related purchasing decisions and the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favourable terms from us. If actual sales activity differs from our pipeline estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business, operating results and financial condition. In addition, for newly acquired companies, we have limited ability to immediately predict how their pipelines will convert into sales or revenues following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.

Our revenue and operating cash flows could be adversely affected in the short term as we continue to see more customers transition to our cloud offerings

Should we continue to see more of our customers selecting our subscription pricing and managed service offerings, with payments made over time rather than a perpetual license with upfront fees, this could, in some cases, result in instances where reported revenue and cash flow could be lower in the short term when compared to our historical perpetual license model, as well as varying between periods depending on our customers' preference to license our products or subscribe to our subscription-based or managed service offerings. While we expect that over time the transition to a cloud and subscription model will help our business to generate revenue growth by attracting new users, keeping our user base current as subscriptions allow users to receive the latest product updates and thereby increase recurring revenue per user, there is no guarantee that our short term revenue and operating cash will not be adversely affected during any ongoing transition period.
The restructuring of our operations may adversely affect our business or our finances and we may incur restructuring charges in connection with such actions
We often undertake initiatives to restructure or streamline our operations, particularly during the period post acquisition. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. As well, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.
Fluctuations in foreign currency exchange rates could materially affect our financial results
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing, as well as developed, markets could negatively affect our revenues from, and the value of the assets located in, those markets.  Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $(1.9) million, $(31.0) million, and $4.0 million, respectively. While we use derivative financial instruments to attempt to reduce our net exposure to currency exchange rate fluctuations, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could continue to materially affect our financial results. These risks and their potential impacts may be exacerbated by Brexit. See “-The vote by the United Kingdom to leave the European Union (EU) could adversely affect us.”
Our international operations expose us to business risks that could cause our operating results to suffer
We intend to continue to make efforts to increase our international operations and anticipate that international sales will continue to account for a significant portion of our revenues. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations), costs related to localizing products for foreign markets, and costs related to translating and distributing software products in a timely manner. International operations also tend to be subject to a longer sales and collection cycle. In addition, regulatory limitations regarding the repatriation of earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose us to greater risk from political and economic instability, unexpected changes in Canadian, United States or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect our effective tax rate. Also, international expansion may be difficult, time consuming, and costly. These risks and their potential impacts may be exacerbated by Brexit. See “-The vote by the United Kingdom to leave the EU could adversely affect us.” As a result, if revenues from international operations do not offset the expenses of establishing and maintaining foreign operations, our business, operating results and financial condition will suffer.

The vote by the United Kingdom to leave the EU could adversely affect us
The recent United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the EU (Brexit). We have operations in the United Kingdom and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the United Kingdom could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, operating results and financial condition.
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
Our software products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business
Our development of Internet and intranet applications depend on the stability, functionality and scalability of the infrastructure software of the underlying intranet, such as the infrastructure software produced by Hewlett-Packard, Oracle, Microsoft and others. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our software products do not meet customer needs or expectations, our reputation, and consequently, our business may be significantly harmed.
Risks associated with the evolving use of the Internet, including changing standards, competition, and regulation and associated compliance efforts, may adversely impact our business
The use of the Internet as a vehicle for electronic data interchange (EDI), and related services currently raises numerous issues, including reliability, data security, data integrity and rapidly evolving standards. New competitors, which may include media, software vendors and telecommunications companies, offer products and services that utilize the Internet in competition with our products and services and may be less expensive or process transactions and data faster and more efficiently. Internet-based commerce is subject to increasing regulation by Canadian, U.S. federal and state and foreign governments, including in the areas of data privacy and breaches, and taxation. Laws and regulations relating to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for Internet-based solutions and restricting our ability to store, process, analyze and share data through the Internet. Although we believe that the Internet will continue to provide opportunities to expand the use of our products and services, we cannot ensure that our efforts to exploit these opportunities will be successful or that increased usage of the Internet for business integration products and services or increased competition, and regulation will not adversely affect our business, results of operations and financial condition.
Business disruptions, including those related to data security breaches, may adversely affect our operations
Our business and operations are highly automated and a disruption or failure of our systems may delay our ability to complete sales and to provide services. Business disruptions can be caused by several factors, including natural disasters, terrorist attacks, power loss, telecommunication and system failures, computer viruses, physical attacks and cyber-attacks. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, including our cloud services, could severely affect our ability to conduct normal business operations. We operate data centres in various locations around the world and although we have redundancy capability built into our disaster recovery plan, we cannot ensure that our systems and data centres will remain fully operational during and immediately after a disaster or disruption. We also rely on third parties that provide critical services in our operations and despite our diligence around their disaster recovery processes, we cannot provide assurances as to whether these third party service providers can maintain operations during a disaster or disruption. Any business disruption could negatively affect our business, operating results or financial condition.
In addition, if data security is compromised, this could materially and adversely affect our operating results given that we have customers that use our systems to store and exchange large volumes of proprietary and confidential information and the security and reliability of our services are significant to these customers. We have experienced attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers' or service providers' cloud offerings and other products and systems. If our products or systems, or the products or systems of third-party service providers on whom we rely, are attacked or accessed by unauthorized parties, it could lead to major disruption or denial of service and access to or loss, modification or theft of our and our customers' data which may involve us having to spend material resources on correcting the breach and indemnifying the relevant parties which could have adverse effects on our reputation, business, operating results and financial condition.
Unauthorized disclosures and breaches of security data may adversely affect our operations
Most of the jurisdictions in which we operate have laws and regulations relating to data privacy, security and protection of information. We have certain measures to protect our information systems against unauthorized access and disclosure of personal information and of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, affecting our and our customers' businesses, assets, revenues, brands and reputations and resulting in penalties, fines, litigation, regulatory proceedings and other potential liabilities, in each case depending on the nature of the information disclosed. Security breaches could also affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. These risks to our business may increase as we expand the number of web-based and cloud-based products and services we offer and as we increase the number of countries in which we operate.
Our revenues and operating results are likely to fluctuate, which could materially impact the market price of our Common Shares
We experience significant fluctuations in revenues and operating results caused by many factors, including:

•	Changes in the demand for our software products and services and for the products and services of our competitors;

•	The introduction or enhancement of software products and services by us and by our competitors;

•	Market acceptance of our software products, enhancements and/or services;

•	Delays in the introduction of software products, enhancements and/or services by us or by our competitors;

•	Customer order deferrals in anticipation of upgrades and new software products;

•	Changes in the lengths of sales cycles;

•	Changes in our pricing policies or those of our competitors;

•	Delays in software product implementation with customers;

•	Change in the mix of distribution channels through which our software products are licensed;

•	Change in the mix of software products and services sold;

•	Change in the mix of international and North American revenues;

•	Changes in foreign currency exchange rates and LIBOR and other applicable interest rates;

•	Acquisitions and the integration of acquired businesses;

•	Restructuring charges taken in connection with any completed acquisition or otherwise;

•	Outcome and impact of tax audits and other contingencies;

•	Changes in general economic and business conditions; and

•	Changes in general political developments, such as the impact of Brexit, international trade policies and policies taken to stimulate or to preserve national economies.
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
Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties
We derive revenues from contracts with the U.S. and Canadian governments, state, provincial and local governments, and other foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, Canadian federal, provincial and local government and other foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
Changes in the market price of our Common Shares and credit ratings of our outstanding debt securities could lead to losses for shareholders and debt holders
The market price of our Common Shares and credit ratings of our outstanding debt securities are subject to fluctuations. Such fluctuations in market price or credit ratings may continue in response to: (i) quarterly and annual variations in operating results; (ii) announcements of technological innovations or new products or services that are relevant to our industry; (iii) changes in financial estimates by securities analysts; (iv) changes to the ratings or outlook of our outstanding debt securities by rating agencies or (v) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our Common Shares or the credit ratings of our outstanding debt securities. Occasionally, periods of volatility in the market price of a company's securities may lead to the institution of securities class action litigation against a company. If we are subject to such volatility in our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management's attention and resources, each of which would have a material adverse effect on our business and operating results.
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

Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, the impact of transactions we complete, future levels of research and development spending, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Changes in the tax laws of various jurisdictions in which we do business could result from the base erosion and profit shifting (BEPS) project being undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, a coalition of member countries, has been developing recommendations for international tax rules to address different types of BEPS, including situations in which profits are shifted (or payments are made) from higher tax jurisdictions to lower tax jurisdictions. Adoption of these recommendations (or other changes in law or policy) by the countries in which we do business could adversely affect our provision for income taxes and our effective tax rate. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those that may be described in note 2 “Significant Accounting Policies” in our notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K), and/or any internal restructuring initiatives we may implement from time to time to streamline our operations, can have a material impact on our effective income tax rate. In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operational legal entity in each jurisdiction. See note 23 "Subsequent Events" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us and our transfer pricing methodology based upon our limited risk distributor model, the result of which could have a material adverse effect on our financial condition and results of operations. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements, and this difference may materially affect our financial position and financial results in the period or periods for which such determination is made.
For more details of tax audits to which we are subject see notes 13 "Guarantees and Contingencies" and 14 "Income Taxes" to the Consolidated Financial Statements included in this Annual Report on Form 10-K and the immediately following risk factor in this section.
As part of a tax examination by the United States Internal Revenue Service (“IRS”), we have received a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a material increase to our taxes arising from the reorganization in Fiscal 2010. Based on discussions with the IRS, we expect to receive an additional NOPA that will propose a material increase to our taxes arising in connection with our integration of Global 360 into the structure that resulted from our reorganization. An adverse outcome of these tax examinations could have a material adverse effect on our financial position and results of operations.
As we have previously disclosed, the IRS is examining certain of our tax returns for our fiscal year ended June 30, 2010 (Fiscal 2010) through our fiscal year ended June 30, 2012 (Fiscal 2012), and in connection with those examinations is reviewing our internal reorganization in Fiscal 2010 to consolidate certain intellectual property ownership in Luxembourg and Canada and our integration of certain acquisitions into the resulting structure. We also previously disclosed that the examinations may lead to proposed adjustments to our taxes that may be material, individually or in the aggregate, and that we have not recorded any material accruals for any such potential adjustments in our Consolidated Financial Statements.
As part of these examinations, on July 17, 2015 we received from the IRS a NOPA in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S.

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
The declaration, payment and amount of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors
We have adopted a policy to declare non-cumulative quarterly dividends on our Common Shares. The declaration, payment and amount of any dividends will be made pursuant to our dividend policy and is subject to final determination each quarter by our Board of Directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established by the Canada Business Corporations Act (CBCA), the statute under which we are incorporated. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our Board of Directors will not decide to reduce, suspend or discontinue the payment of dividends at any time in the future.
Our operating results could be adversely affected by any weakening of economic conditions
Our overall performance depends in part on worldwide economic conditions. Certain economies have experienced periods of downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. Recently, Brexit and its impact on the United Kingdom and the EU have raised additional concerns regarding economic uncertainties. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries in different ways, at different times and with varying severity, which makes the impact to our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or conditions could result in reductions in the licensing of our software products and the sale of cloud and other services, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivables, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete licensing transactions and services transactions, including maintenance and support renewals. Any of these events, as well as a general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease our revenues and therefore have a material adverse effect on our business, operating results and financial condition.
Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against
Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in the market price of our Common Shares due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation caused by an excess of liquidity in countries where we conduct business may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern the licensing of our software products and/or the sale of our services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base such as the public sector. As a result, these customers may need to reduce their licensing of our software products or their purchases of our services, or we may experience greater difficulty in receiving payment for the licenses and services that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

Our indebtedness could limit our operations and opportunities.
Our debt service obligations could have an adverse effect on our earnings and cash flows for as long as the indebtedness is outstanding, which could reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
As of June 30, 2016, our credit facilities consisted of a $800 million term loan facility (Term Loan B) and a $300 million committed revolving credit facility (the Revolver). Borrowings under Term Loan B and the Revolver, if any, are or will be secured by a first charge over substantially all of our assets.
Repayments made under Term Loan B are equal to 0.25% of the original principal amount in equal quarterly installments for the life of Term Loan B, with the remainder due at maturity. The terms of Term Loan B and the Revolver include customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include certain limitations on our ability to make investments, loans and acquisitions, incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness, engage in transactions with affiliates, materially alter the business we conduct, and enter into certain restrictive agreements. Term Loan B and the Revolver includes a financial covenant relating to a maximum consolidated net leverage ratio, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. Our failure to comply with any of the covenants that are included in Term Loan B and the Revolver could result in a default under the terms thereof, which could permit the lenders thereunder to declare all or part of any outstanding borrowings to be immediately due and payable.
As of June 30, 2016, we also have $800 million in aggregate principal amount of our 5.625% senior unsecured notes due 2023 (Senior Notes 2023) and $600 million in aggregate principal amount of our 5.875% senior unsecured notes due 2026 (Senior Notes 2026, and with the Senior Notes 2023, the Senior Notes) outstanding, both respectively issued in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Our failure to comply with any of the covenants that are included in the indentures governing the Senior Notes could result in a default under the terms thereof, which could result in all or a portion of the Senior Notes to be immediately due and payable.
The risks discussed above would be increased to the extent that we engage in acquisitions that involve the incurrence of material additional debt, or the acquisition of businesses with material debt, and such incurrences or acquisitions could potentially negatively impact the ratings or outlook of the rating agencies on our outstanding debt securities.
For more details see note 10 "Long-Term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel, totaling approximately 336,000 square feet of owned facilities and approximately 1,695,000 square feet of leased facilities.
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

Leased Facilities
We lease approximately 1,695,000 square feet both domestically and internationally. Our significant leased facilities include the following facilities:

•	Hyderabad facility, located in India, totaling approximately 152,000 square feet;

•	Grasbrunn facility, located in Germany, totaling approximately 123,000 square feet of office and storage;

•	Makati City facility, located in Manila, Philippines, totally approximately 117,000 square feet;

•	Richmond Hill facility, located in Ontario, Canada, totaling approximately 101,000 square feet;

•	Gaithersburg facility, located in Maryland, United States, totaling approximately 84,000 square feet;

•	Alpharetta facility, located in Georgia, United States, totaling approximately 54,000 square feet;

•	Reading facility, located in Reading, UK, totaling approximately 53,000 square feet; and

•	Tinton Falls facility, located in New Jersey, United States, totaling approximately 45,000 square feet;
Due to restructuring and merger integration initiatives, we have vacated approximately 158,000 square feet of our leased properties. The vacated space has either been sublet or is being actively marketed for sublease or disposition.
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

	NASDAQ (in USD)		TSX (in CAD)
	High	Low	High	Low
Fiscal Year Ending June 30, 2016:
Fourth Quarter	$61.97	$50.96	$79.16	$65.39
Third Quarter	$52.57	$41.93	$69.69	$57.93
Second Quarter	$49.66	$42.99	$69.07	$56.44
First Quarter	$47.15	$36.65	$62.20	$47.68

Fiscal Year Ending June 30, 2015:
Fourth Quarter	$58.43	$39.93	$71.66	$49.46
Third Quarter	$61.74	$52.38	$76.71	$64.50
Second Quarter	$60.44	$51.00	$69.39	$57.29
First Quarter	$58.71	$46.85	$64.72	$50.10
On July 8, 2016, the closing price of our Common Shares on the NASDAQ was $58.93 per share, and on the TSX was Canadian $76.75 per share.
As at July 8, 2016, we had 353 shareholders of record holding our Common Shares of which 305 were U.S. shareholders.
Unregistered Sales of Equity Securities
None.
Dividend Policy
Pursuant to a policy adopted by our Board of Directors in April 2013 to pay non-cumulative quarterly dividends, we paid our first quarterly cash dividend in June 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends are subject to the final determination of our Board of Directors, in its discretion, based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our Board of Directors may conclude would be in the best interest of our shareholders. Our dividend payments are subject to relevant contractual limitations, including those in our existing credit agreements and to solvency conditions established under the CBCA, the statute under which we are incorporated. We have historically declared dividends in U.S. dollars, but registered shareholders can elect to receive dividends in U.S. dollars or Canadian dollars by contacting the Company's transfer agent.
In Fiscal 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
4/26/2016	$0.2300	5/27/2016	$27,635	6/17/2016
2/8/2016	$0.2000	3/10/2016	$24,099	3/31/2016
10/28/2015	$0.2000	11/27/2015	$24,216	12/18/2015
7/28/2015	$0.2000	8/28/2015	$23,312	9/18/2015

In Fiscal 2015, our Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Total amount (in thousands of U.S. dollars)	Payment Date
4/27/2015	$0.2000	5/29/2015	$24,455	6/19/2015
1/26/2015	$0.1725	2/26/2015	$21,075	3/19/2015
10/22/2014	$0.1725	11/21/2014	$21,054	12/12/2014
7/30/2014	$0.1725	8/29/2014	$21,045	9/19/2014
Stock Purchases
No shares were repurchased during the three months ended June 30, 2016.
Normal Course Issuer Bid
On July 28, 2015, our board of directors authorized the repurchase of up to $200 million of our Common Shares (Share Repurchase Plan). Common Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases may from time to time be effected through repurchase plans. The timing of any repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors. During Fiscal 2016 we repurchased and cancelled 1,476,248 Common Shares for approximately $65.5 million under the Share Repurchase Plan. On July 26, 2016, our Board of Directors authorized a new share repurchase plan for the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid.
Stock Performance Graph and Cumulative Total Return
The following graph compares for each of the five fiscal years ended June 30, 2016 the yearly percentage change in the cumulative total shareholder return on our Common Shares with the cumulative total return on:

•	an index of companies in the software application industry (S&P North American Technology-Software Index);

•	the NASDAQ Composite Index; and

•	the S&P/TSX Composite Index.

Beginning in Fiscal 2016, we included the S&P North American Technology-Software Index to replace the previously used Morningstar Application-Software Index (Morningstar Index), an index of companies in the software application industry, which is exclusively maintained by Zack's Investment Research. The Morningstar Index will no longer be available to the Company upon changing service providers. For comparative purposes, the graph below includes both the Morningstar Index as well as the S&P North American Technology-Software Index.
The graph illustrates the cumulative return on a $100 investment in our Common Shares made on June 30, 2011, as compared with the cumulative return on a $100 investment in the S&P North American Technology-Software Index, the Morningstar Index, the NASDAQ Composite Index and the S&P/TSX Composite Index (the Indices) made on the same day. Dividends declared on securities comprising the respective Indices and declared on our Common Shares are assumed to be reinvested. The performance of our Common Shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our Common Shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

The chart below provides information with respect to the value of $100 invested on June 30, 2011 in our Common Shares as well as in the other Indices, assuming dividend reinvestment when applicable:

	June 30, 2011	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016
Open Text Corporation	$100.00	$77.94	$107.42	$152.61	$130.79	$194.13
S&P North American Technology-Software Index	$100.00	$98.69	$108.67	$138.58	$161.20	$173.07
Morningstar Application - Software Index	$100.00	$96.36	$114.35	$139.18	$154.82	$155.66
NASDAQ Composite	$100.00	$106.99	$125.83	$165.05	$188.87	$185.70
S&P/TSX Composite	$100.00	$84.95	$88.68	$112.60	$95.09	$91.27

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
Non-residents of Canada
Dividends paid or credited to non-residents of Canada are subject to a 25% withholding tax unless reduced by treaty. Under the Canada-United States Tax Convention (1980) (the Treaty), U.S. residents who are entitled to all of the benefits of the Treaty are generally subject to a 15% withholding tax.
Beginning in calendar year 2012, the Canada Revenue Agency has introduced new rules requiring residents of any country with which Canada has a tax treaty to certify that they reside in that country and are eligible to have Canadian non-resident tax withheld on the payment of dividends at the tax treaty rate. Registered shareholders should have completed the

Declaration of Eligibility for Benefits (Reduced Tax) under a Tax Treaty for a Non-Resident Person and returned it to our transfer agent, ComputerShare Investor Services Inc.
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
Passive Foreign Investment Company Rules
Special U.S. federal income tax rules apply to U.S. persons owning shares of a PFIC. The Company will be classified as a PFIC in a particular taxable year if either: (i) 75 percent or more of the Company’s gross income for the taxable year is passive income, or (ii) the average percentage of the value of the Company’s assets that produce or are held for the production of passive income is at least 50 percent. If the Company is treated as a PFIC for any year, U.S. holders may be subject to adverse tax consequences upon a sale, exchange, or other disposition of the Common Shares, or upon the receipt of certain “excess distributions” in respect of the Common Shares. Dividends paid by a PFIC are not qualified dividends eligible for taxation at preferential rates. Based on audited consolidated financial statements, we believe that the Company was not treated as a PFIC for U.S. federal income tax purposes with respect to its 2015 or 2016 taxable years. In addition, based on a review of the Company’s audited consolidated financial statements and its current expectations regarding the value and nature of its assets and the sources and nature of its income, the Company does not anticipate becoming a PFIC for the 2017 taxable year.
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
The following table summarizes our selected consolidated financial data for the periods indicated. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income and balance sheet data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements. Over the last five fiscal years we have acquired a number of companies including, but not limited to ANX, CEM Business, Daegis, Actuate, GXS, EasyLink, and Global 360. The results of these companies and all of our previously acquired companies have been included herein and have contributed to the growth in our revenues, net income and net income per share and such acquisitions affect period-to-period comparability.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
(In thousands, except per share data)
Statement of Income Data:
Revenues	$1,824,228	$1,851,917	$1,624,699	$1,363,336	$1,207,473
Net income, attributable to OpenText	$284,477	$234,327	$218,125	$148,520	$125,174
Net income per share, basic, attributable to OpenText	$2.34	$1.92	$1.82	$1.27	$1.08
Net income per share, diluted, attributable to OpenText	$2.33	$1.91	$1.81	$1.26	$1.07
Weighted average number of Common Shares outstanding, basic	121,463	122,092	119,674	117,208	115,780
Weighted average number of Common Shares outstanding, diluted	122,038	122,957	120,576	118,124	117,468

	As of June 30,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets (1)	$5,154,144	$4,353,330	$3,847,205	$2,615,385	$2,431,992
Total Long-term liabilities (1)	$2,503,918	$1,899,086	$1,564,890	$751,421	$777,699
Cash dividends per Common Share (2)	$0.8300	$0.7175	$0.6225	$0.1500	$—
(1) Includes reclassifications of deferred tax assets and liabilities related to ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and reclassification of debt issuance costs from Others assets to Long-term debt related to ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs". Please refer to Note 2 "Accounting Policies and Recent Accounting Pronouncements" of our Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.
(2) Our first dividend was paid in June 2013.

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
When used in this report, the words “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “could”, “would”, "might", "will" and other similar language, as they relate to Open Text Corporation (“OpenText” or the “Company”), are intended to identify forward-looking statements under applicable securities laws. Specific forward-looking statements in this report include, but are not limited to: (i) statements about our focus in the fiscal year beginning July 1, 2016 and ending June 30, 2017 (Fiscal 2017) on growth in earnings and cash flows; (ii) creating value through investments in broader Enterprise Information Management (EIM) capabilities; (iii) our future business plans and business planning process; (iv) statements relating to business trends; (v) statements relating to distribution; (vi) the Company’s presence in the cloud and in growth markets; (vii) product and solution developments, enhancements and releases and the timing thereof; (viii) the Company’s financial conditions, results of operations and earnings; (ix) the basis for any future growth and for our financial performance; (x) declaration of quarterly dividends; (xi) future tax rates; (xii) the changing regulatory environment and its impact on our business; (xiii) recurring revenues; (xiv) research and development and related expenditures; (xv) our building, development and consolidation of our network infrastructure; (xvi) competition and changes in the competitive landscape; (xvii) our management and protection of intellectual property and other proprietary rights; (xviii) foreign sales and exchange rate fluctuations; (xix) cyclical or seasonal aspects of our business; (xx) capital expenditures; (xxi) potential legal and/or regulatory proceedings; (xxii) statements about the impact of "Open Text Release 16" and (xxiii) other matters.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; and (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
Readers should carefully review Part I, Item 1A "Risk Factors" and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
All dollar and percentage comparisons made herein under the sections titled "Fiscal 2016 compared to Fiscal 2015" refer to Fiscal 2016 compared with the twelve months ended June 30, 2015 (Fiscal 2015). All dollar and percentage comparisons made herein under the sections titled "Fiscal 2015 compared to Fiscal 2014" refer to Fiscal 2015 compared with the twelve months ended June 30, 2014 (Fiscal 2014).
Where we say “we”, “us”, “our”, “OpenText” or “the Company”, we mean Open Text Corporation or Open Text Corporation and its subsidiaries, as applicable.

EXECUTIVE OVERVIEW
We operate in the Enterprise Information Management (EIM) market. We are an independent company providing a comprehensive platform and suite of software products and services that assist organizations in finding, utilizing, and sharing business information from any device in ways which are intuitive, efficient and productive. Our technologies and business solutions address one of the biggest problems encountered by enterprises today: the explosive growth of information volume and formats. Our software and services allow organizations to manage the information that flows into, out of, and throughout the enterprise as part of daily operations. Our solutions help to improve customer satisfaction and digital experience, gain analytical insight, improve collaboration with business partners, address the legal and business requirements associated with information governance, and help to ensure that information remains secure and private, as demanded in today's highly regulated climate.
Our products and services are designed to provide the benefits of maximizing the value of enterprise information while largely minimizing its risks. Our solutions incorporate collaborative and mobile technologies and are delivered for on-premises deployment as well as through cloud, hybrid and managed hosted services models to provide the flexibility and cost efficiencies demanded by the market. In addition, we provide solutions that facilitate the exchange of information and transactions that occur between supply chain participants, such as manufacturers, retailers, distributors and financial institutions, and are central to a company’s ability to effectively collaborate with its partners.
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of June 30, 2016, employed approximately 8,900 people worldwide.
Fiscal 2016 Summary:
During Fiscal 2016 we saw the following activity:

•	Total revenue was $1,824.2 million, down 1.5% compared to the prior fiscal year; up 3.0% after factoring the impact of $79.7 million of foreign exchange rate changes.

•	Total recurring revenue was $1,540.5 million, down 1.1% compared to the prior fiscal year; up 3.0% after factoring the impact of $64.6 million of foreign exchange rate changes.

•	Cloud services and subscriptions revenue was $601.0 million, down 0.7% compared to the prior fiscal year; up 2.5% after factoring the impact of $19.4 million of foreign exchange rate changes.

•	License revenue was $283.7 million, down 3.6% compared to the prior fiscal year; up 1.5% after factoring the impact of $15.1 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $2.33 compared to $1.91 in the prior fiscal year.

•	Non-GAAP-based EPS, diluted, was $3.54 compared to $3.46 in the prior fiscal year.

•	GAAP-based gross margin was 68.5% compared to 67.7% in the prior fiscal year.

•	GAAP-based operating margin was 20.2% compared to 18.8% in the prior fiscal year.

•	Non-GAAP-based operating margin was 33.8% compared to 30.9% in the prior fiscal year.

•	Operating cash flow was $525.7 million, up 1% from the prior fiscal year.

•
Cash and cash equivalents was $1,283.8 million as of June 30, 2016, compared to $700.0 million as of June 30, 2015. The Company raised $600 million in debt in Fiscal 2016. For more details, refer to the "Liquidity and Capital resources" section below.

See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
See "Acquisitions" below for the impact of acquisitions on the period-to-period comparability of results.
Acquisitions
Our competitive position in the marketplace requires us to maintain a complex and evolving array of technologies, products, services and capabilities. In light of the continually evolving marketplace in which we operate, on an ongoing basis we regularly evaluate acquisition opportunities within the EIM market and at any time may be in various stages of discussions with respect to such opportunities.
Acquisition of ANXe Business Corporation
On May 1, 2016, we acquired ANXe Business Corporation (ANX), a leading provider of cloud-based information exchange services to the automotive and healthcare industries, for approximately $104.6 million. We believe this acquisition will strengthen our industry presence and reach in the automotive and healthcare industries through strong customer relationships and targeted business partner collaboration solutions. The results of operations of ANX have been consolidated with those of OpenText beginning May 1, 2016.
Acquisition of Certain Customer Experience Software Assets from HP Inc.
On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million, of which $7.3 million is currently held back and unpaid in accordance with the terms of the purchase agreement. We believe that the acquisition will complement our current software portfolio, particularly our Customer Experience Management and Cloud offerings. The results of operations have been consolidated with those of OpenText beginning April 30, 2016.
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
We believe our acquisitions support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to accelerate innovation, grow our earnings and provide superior shareholder value. We expect to continue to strategically acquire companies, products, services and technologies to augment our existing business. Our acquisitions, particularly significant ones, can affect the period-to-period comparability of our results. See note 18 "Acquisitions" to our Consolidated Financial Statements for more details.
Outlook for Fiscal 2017
While we continue to offer on-premises solutions, we realize that the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving customer choice and flexibility will help us to strive to obtain long-term customer value. We measure long-term value by looking at our recurring revenue, earnings and operating cash flow. We define recurring revenue as the sum of our “Cloud services and subscriptions revenue”, “Customer support revenue” and “Professional services revenue”. In Fiscal 2016 recurring revenue was $1,541 million, which represented 84% of our total revenues and was relatively stable (down 1.1%) compared to Fiscal 2015. Our Cloud services and subscriptions revenues was also relatively stable (down 0.7%) in Fiscal 2016 compared to Fiscal 2015. Our net income for Fiscal 2016 was up 21% compared to Fiscal 2015 and our operating cash flow was relatively flat, growing 1% over the same period. We believe customers are looking for choice and flexibility in how they consume technology and we look to continue to provide long term value to our customers.
Additionally, Customer support revenues, which are a recurring source of income for us, make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended June 30, 2016, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the three months ended June 30, 2015.
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market. We believe we are a value oriented and disciplined acquirer, having efficiently deployed $3.7 billion on acquisitions over the last 10 years. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. In Fiscal 2016, we further demonstrated the implementation of this strategy by acquiring Daegis, ANX, and CEM Business. On June 20, 2016 we announced that we entered into a definitive agreement to acquire customer communication management assets from HP Inc. for approximately $315 million. On July 20, 2016, we closed our previously announced acquisition of Recommind Inc., a leading provider of eDiscovery and Information analytics. For additional details, please refer to note 23 "Subsequent Events" to our Consolidated Financial Statements.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. Over the last three fiscal years, we have invested approximately $567 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D. We believe our ability to leverage our global presence is helpful to our ability to grow organically.
In April, 2016 we introduced "OpenText Release 16" (Release 16), which is an integrated digital information platform that manages and analyzes the entire flow of information, addressing key areas of the user experience, machine-to-machine integration, automation and other aspects of managing unstructured data in a digital first organization.

This release is the most functionally and integration-complete EIM platform that we have released to date and we believe it is well suited to drive our go-to-market plan for years to come.
We see an opportunity to help our customers become “digital businesses” and, with Release 16 as well as our recent acquisitions, we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

(i)	Revenue recognition,

(ii)	Capitalized software,

(iii)	Business combinations,

(iv)	Goodwill,

(v)	Acquired intangibles,

(vi)	Restructuring charges,

(vii)	Foreign currency, and

(viii)	Income taxes.
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
Cloud services and subscription revenues consist of (i) software as a service offerings (ii) managed service arrangements and  (iii) subscription revenues relating to on premise offerings.  The customer contracts for each of these three offerings are long term contracts (greater than twelve months) and are based on the customer’s usage over the contract  period. The revenue associated with such  contracts is recognized once usage has been measured, the fee is fixed and determinable and collection is probable.
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
We may enter into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (Topic 605-35), after evaluating for separation of any non-Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (Topic 605-25).
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
We execute certain sales contracts through resellers and distributors (collectively, resellers) and also large, well-capitalized partners such as SAP and Accenture. (collectively, channel partners).
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
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company's brand and competitive position, as well as assumptions about the period of time that the acquired brand will continue to be used in the combined company's product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our Consolidated Statements of Income.
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
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $(1.9) million, $(31.0) million and $4.0 million, respectively.
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
See Note 2 "Accounting Policies and Recent Accounting Pronouncements" to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more details.
RESULTS OF OPERATIONS
The following tables provide a detailed analysis of our results of operations and financial condition. For each of the periods indicated below, we present our revenues by product, revenues by major geography, cost of revenues by product, total gross margin, total operating margin, gross margin by product, and their corresponding percentage of total revenue. In addition, we provide Non-GAAP measures for the periods discussed in order to provide additional information to investors that we believe will be useful as this presentation is in line with how our management assesses our Company's performance. See "Use of Non-GAAP Financial Measures" below for a reconciliation of GAAP-based measures to Non-GAAP-based measures.

Summary of Results of Operations

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Total Revenues by Product Type:
License	$283,710	$(10,556)	$294,266	$(11,580)	$305,846
Cloud services and subscriptions	601,018	(4,291)	605,309	231,909	373,400
Customer support	746,409	14,612	731,797	24,773	707,024
Professional service and other	193,091	(27,454)	220,545	(17,884)	238,429
Total revenues	1,824,228	(27,689)	1,851,917	227,218	1,624,699
Total Cost of Revenues	574,000	(24,409)	598,409	87,667	510,742
Total GAAP-based Gross Profit	1,250,228	(3,280)	1,253,508	139,551	1,113,957
Total GAAP-based Gross Margin %	68.5%		67.7%		68.6%
Total GAAP-based Operating Expenses	881,665	(23,132)	904,797	91,368	813,429
Total GAAP-based Income from Operations	$368,563	$19,852	$348,711	$48,183	$300,528

% Revenues by Product Type:
License	15.6%		15.9%		18.8%
Cloud services and subscriptions	32.9%		32.7%		23.0%
Customer support	40.9%		39.5%		43.5%
Professional service and other	10.6%		11.9%		14.7%

Total Cost of Revenues by Product Type:
License	$10,296	$(2,603)	$12,899	$(262)	$13,161
Cloud services and subscriptions	244,021	6,711	237,310	95,117	142,193
Customer support	89,861	(4,595)	94,456	(1,612)	96,068
Professional service and other	155,584	(17,158)	172,742	(16,661)	189,403
Amortization of acquired technology-based intangible assets	74,238	(6,764)	81,002	11,085	69,917
Total cost of revenues	$574,000	$(24,409)	$598,409	$87,667	$510,742

% GAAP-based Gross Margin by Product Type:
License	96.4%		95.6%		95.7%
Cloud services and subscriptions	59.4%		60.8%		61.9%
Customer support	88.0%		87.1%		86.4%
Professional service and other	19.4%		21.7%		20.6%

Total Revenues by Geography:
Americas (1)	$1,049,099	$13,794	$1,035,305	$161,885	$873,420
EMEA (2)	610,947	(27,351)	638,298	50,402	587,896
Asia Pacific (3)	164,182	(14,132)	178,314	14,931	163,383
Total revenues	$1,824,228	$(27,689)	$1,851,917	$227,218	$1,624,699

% Revenues by Geography:
Americas (1)	57.5%		55.9%		53.8%
EMEA (2)	33.5%		34.5%		36.2%
Asia Pacific (3)	9.0%		9.6%		10.0%

	Year Ended June 30,
(In thousands)	2016	2015	2014
GAAP-based gross margin	68.5%	67.7%	68.6%
GAAP-based operating margin	20.2%	18.8%	18.5%
GAAP-based EPS, diluted	$2.33	$1.91	$1.81
Non-GAAP-based gross margin (4)	72.8%	72.2%	73.0%
Non-GAAP-based operating margin (4)	33.8%	30.9%	30.9%
Non-GAAP-based EPS, diluted (4)	$3.54	$3.46	$3.37

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of Non-GAAP-based measures to GAAP-based measures.
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

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
License Revenues:
Americas	$131,638	$(3,624)	$135,262	$(6,302)	$141,564
EMEA	125,924	(726)	126,650	1,385	125,265
Asia Pacific	26,148	(6,206)	32,354	(6,663)	39,017
Total License Revenues	283,710	(10,556)	294,266	(11,580)	305,846
Cost of License Revenues	10,296	(2,603)	12,899	(262)	13,161
GAAP-based License Gross Profit	$273,414	$(7,953)	$281,367	$(11,318)	$292,685
GAAP-based License Gross Margin %	96.4%		95.6%		95.7%

% License Revenues by Geography:
Americas	46.4%		46.0%		46.3%
EMEA	44.4%		43.0%		41.0%
Asia Pacific	9.2%		11.0%		12.7%
Fiscal 2016 Compared to Fiscal 2015
License revenues decreased by $10.6 million, inclusive of the negative impact of foreign exchange of approximately $15.1 million. Geographically, the overall decrease was attributable to a decrease in Asia Pacific of $6.2 million, a decrease in Americas of $3.6 million, and a decrease in EMEA of $0.7 million. The number of license deals greater than $0.5 million that closed during Fiscal 2016 was 78 deals, of which 34 deals were greater than $1.0 million and is inclusive of a patent infringement settlement, compared to 78 deals in Fiscal 2015, of which 30 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 16%.
Cost of license revenues decreased by $2.6 million, primarily as a result of lower third party technology costs. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.

Fiscal 2015 Compared to Fiscal 2014
License revenues decreased by $11.6 million inclusive of a negative impact of foreign exchange of approximately $20.2 million. Geographically, the overall decrease was attributable to a decrease in Asia Pacific of $6.7 million, a decrease in Americas of $6.3 million, offset by an increase in EMEA of $1.4 million. The number of license deals greater than $0.5 million that closed during Fiscal 2015 was 78 deals, compared to 77 deals in Fiscal 2014. License revenue, as a proportion of our total revenues, decreased from 18.8% in Fiscal 2014 to 15.9% in Fiscal 2015 primarily as a result of an increasing proportion in cloud services and subscriptions revenues.
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

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Cloud Services and Subscriptions:
Americas	$398,713	$4,242	$394,471	$146,716	$247,755
EMEA	137,788	(3,685)	141,473	66,388	75,085
Asia Pacific	64,517	(4,848)	69,365	18,805	50,560
Total Cloud Services and Subscriptions Revenues	601,018	(4,291)	605,309	231,909	373,400
Cost of Cloud Services and Subscriptions Revenues	244,021	6,711	237,310	95,117	142,193
GAAP-based Cloud Services and Subscriptions Gross Profit	$356,997	$(11,002)	$367,999	$136,792	$231,207
GAAP-based Cloud Services and Subscriptions Gross Margin %	59.4%		60.8%		61.9%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	66.3%		65.2%		66.4%
EMEA	22.9%		23.4%		20.1%
Asia Pacific	10.8%		11.4%		13.5%

Fiscal 2016 Compared to Fiscal 2015
Cloud services and subscriptions revenues decreased by $4.3 million, inclusive of the negative impact of foreign exchange of approximately $19.4 million. Geographically, the overall change was attributable to a decrease in Asia Pacific of $4.8 million and a decrease in EMEA of $3.7 million, partially offset by an increase in Americas of $4.2 million. The number of Cloud services deals greater than $1.0 million that closed during Fiscal 2016 was 31 deals, compared to 31 deals in Fiscal 2015.
Cost of Cloud services and subscriptions revenues increased by $6.7 million, due to an increase in labour-related costs of approximately $12.5 million, and an increase in sales tax liabilities of approximately $0.7 million resulting from the impact of certain adjustments that occurred primarily in Fiscal 2015. These increases were partially offset by a reduction in third party network usage fees of approximately $6.5 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 59% from approximately 61%.
Fiscal 2015 Compared to Fiscal 2014
Cloud services and subscriptions revenues increased by $231.9 million, which is inclusive of the full year impact of our acquisition of GXS Group Inc. (GXS) and a negative impact of $18.0 million of foreign exchange. Geographically, the overall increase was attributable to an increase in Americas of $146.7 million, an increase in EMEA of $66.4 million, and an increase in Asia Pacific of $18.8 million. There were 31 Cloud services deals greater than $1.0 million that closed during Fiscal 2015.
Cost of cloud services and subscriptions revenues increased by $95.1 million, primarily due to the full year impact from our acquisition of GXS and higher revenue attainment, partially offset by a reduction in sales tax liabilities. As a result, the gross margin percentage on Cloud services and subscriptions revenue decreased slightly to approximately 61% from approximately 62%.
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

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Customer Support Revenues:
Americas	$428,907	$25,718	$403,189	$29,658	$373,531
EMEA	260,126	(10,696)	270,822	(9,035)	279,857
Asia Pacific	57,376	(410)	57,786	4,150	53,636
Total Customer Support Revenues	746,409	14,612	731,797	24,773	707,024
Cost of Customer Support Revenues	89,861	(4,595)	94,456	(1,612)	96,068
GAAP-based Customer Support Gross Profit	$656,548	$19,207	$637,341	$26,385	$610,956
GAAP-based Customer Support Gross Margin %	88.0%		87.1%		86.4%

% Customer Support Revenues by Geography:
Americas	57.5%		55.1%		52.8%
EMEA	34.9%		37.0%		39.6%
Asia Pacific	7.6%		7.9%		7.6%

Fiscal 2016 Compared to Fiscal 2015
Customer support revenues increased by $14.6 million, which is inclusive of the negative impact of foreign exchange of approximately $32.7 million. Geographically, the overall increase was attributable to an increase in Americas of $25.7 million, partially offset by a decrease in EMEA of $10.7 million and a decrease in Asia Pacific of $0.4 million.
Cost of Customer support revenues decreased by $4.6 million, primarily due to a reduction in labour-related costs of approximately $3.5 million and a reduction in the installed base of third party products of approximately $1.2 million. As a result, the gross margin percentage on Customer support revenues increased slightly to approximately 88% from approximately 87%.
Fiscal 2015 Compared to Fiscal 2014
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

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Professional Service and Other Revenues:
Americas	$89,841	$(12,543)	$102,384	$(8,184)	$110,568
EMEA	87,109	(12,244)	99,353	(8,338)	107,691
Asia Pacific	16,141	(2,667)	18,808	(1,362)	20,170
Total Professional Service and Other Revenues	193,091	(27,454)	220,545	(17,884)	238,429
Cost of Professional Service and Other Revenues	155,584	(17,158)	172,742	(16,661)	189,403
GAAP-based Professional Service and Other Gross Profit	$37,507	$(10,296)	$47,803	$(1,223)	$49,026
GAAP-based Professional Service and Other Gross Margin %	19.4%		21.7%		20.6%

% Professional Service and Other Revenues by Geography:
Americas	46.5%		46.4%		46.4%
EMEA	45.1%		45.0%		45.2%
Asia Pacific	8.4%		8.6%		8.4%
Fiscal 2016 Compared to Fiscal 2015
Professional service and other revenues decreased by $27.5 million, of which approximately $12.5 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in Americas of $12.5 million, a decrease in EMEA of $12.2 million and a decrease in Asia Pacific of $2.7 million.
Cost of Professional service and other revenues decreased by $17.2 million, primarily as a result of a reduction in labour-related costs of approximately $16.2 million and lower revenue attainment. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 19% from approximately 22%.

Fiscal 2015 Compared to Fiscal 2014
Professional service and other revenues decreased by $17.9 million, of which approximately $12.2 million was due to the negative impact of foreign exchange. Geographically, the overall decrease was attributable to a decrease in EMEA of $8.3 million, a decrease in Americas of $8.2 million, and a decrease in Asia Pacific of $1.4 million.
Cost of Professional service and other revenues decreased by $16.7 million. This was primarily due to lower labour related expenses associated with lower revenue attainment and a reduction in the use of subcontractors. As a result, the gross margin percentage on Professional service and other revenues increased to approximately 22% from approximately 21%.
Amortization of Acquired Technology-based Intangible Assets

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Amortization of acquired technology-based intangible assets	$74,238	$(6,764)	$81,002	$11,085	$69,917
Fiscal 2016 Compared to Fiscal 2015
Amortization of acquired technology-based intangible assets decreased by $6.8 million. This was due to the technology-based intangible assets pertaining to previous acquisitions becoming fully amortized. This was partially offset by the impact of new acquired technology-based intangible assets from our acquisitions of CEM Business, ANX, Daegis, Actuate Corporation (Actuate) and Informative Graphics Corporation (IGC).
Fiscal 2015 Compared to Fiscal 2014
Amortization of acquired technology-based intangible assets increased by $11.1 million, primarily due to the impact of new acquired technology-based intangible assets from our acquisitions of Actuate, IGC, and GXS. This was partially offset by the technology-based intangible assets pertaining to previous acquisitions becoming fully amortized.
Operating Expenses

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Research and development	$194,057	$(2,434)	$196,491	$19,657	$176,834
Sales and marketing	344,235	(29,375)	373,610	26,669	346,941
General and administrative	140,397	(22,331)	162,728	20,648	142,080
Depreciation	54,929	4,023	50,906	15,669	35,237
Amortization of acquired customer-based intangible assets	113,201	4,962	108,239	27,216	81,023
Special charges	34,846	22,023	12,823	(18,491)	31,314
Total operating expenses	$881,665	$(23,132)	$904,797	$91,368	$813,429

% of Total Revenues:
Research and development	10.6%		10.6%		10.9%
Sales and marketing	18.9%		20.2%		21.4%
General and administrative	7.7%		8.8%		8.7%
Depreciation	3.0%		2.7%		2.2%
Amortization of acquired customer-based intangible assets	6.2%		5.8%		5.0%
Special charges	1.9%		0.7%		1.9%
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

	Change between Fiscal
(In thousands)	2016 and 2015	2015 and 2014
Payroll and payroll-related benefits	$(696)	$19,828
Contract labour and consulting	(1,721)	(2,485)
Share-based compensation	260	100
Travel and communication	(266)	(1,459)
Facilities	151	3,883
Other miscellaneous	(162)	(210)
Total year-over-year change in research and development expenses	$(2,434)	$19,657
Fiscal 2016 Compared to Fiscal 2015
Research and development expenses decreased by $2.4 million, primarily due to a decrease in Contract labour and consulting expenses of $1.7 million resulting from continued efforts to reduce the usage of external services. Additionally, payroll and payroll-related benefits decreased by $0.7 million and travel and communication expense decreased by $0.3 million. These were partially offset by a $0.2 million increase in the use of facility and related resources. Overall, our research and development expenses, as a percentage of total revenues, have remained stable at approximately 11%.
Our research and development labour resources increased by 93 employees, from 2,075 employees at June 30, 2015 to 2,168 employees at June 30, 2016. Included in this increase are 86 employees from acquisitions that occurred in the fourth quarter of Fiscal 2016, which did not have a material impact on our research and development expenses in Fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
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
Our research and development labour resources increased by 203 employees, from 1,872 employees at June 30, 2014 to 2,075 employees at June 30, 2015.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Change between Fiscal
(In thousands)	2016 and 2015	2015 and 2014
Payroll and payroll-related benefits	$(15,657)	$10,550
Commissions	(6,635)	9,802
Contract labour and consulting	(303)	(196)
Share-based compensation	2,072	2,676
Travel and communication	(4,964)	(2,727)
Marketing expenses	(3,307)	2,290
Facilities	(786)	124
Other miscellaneous	205	4,150
Total year-over-year change in sales and marketing expenses	$(29,375)	$26,669

Fiscal 2016 Compared to Fiscal 2015
Sales and marketing expenses decreased by $29.4 million. This was primarily due to a $15.7 million decrease in payroll and payroll-related benefits, a $6.6 million decrease in commissions expense that is primarily in connection with lower revenues, a $5.0 million decrease in travel and communication expenses, and a $3.3 million decrease in marketing expenses. These decreases were partially offset by a $2.1 million increase in share-based compensation expense. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased slightly to approximately 19% from approximately 20%.
Our sales and marketing labour resources decreased by 36 employees, from 1,478 employees at June 30, 2015 to 1,442 employees at June 30, 2016. Absent the impact of acquisitions in the fourth quarter of Fiscal 2016, our sales and marketing labour resources decreased by 99 employees. The addition of 63 employees in the fourth quarter of Fiscal 2016 from recent acquisitions did not have a material impact on our sales and marketing expenses in Fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
Sales and marketing expenses increased by $26.7 million. This was due to a $10.6 million increase in payroll and payroll-related benefits, primarily as a result of our acquisitions of GXS and Actuate, and a $9.8 million increase in commission benefits resulting from the increase in total revenues. Additionally, marketing expenses increased by $2.3 million, primarily on account of promotional activity for our global "sales kick off" event held during the first quarter of Fiscal 2015 and our annual user conference held during the second quarter of Fiscal 2015 and other miscellaneous expenses increased primarily due to an increase in bad debt expense of $2.3 million. These increases were partially offset by a $2.7 million decrease in travel and communication expenses. Overall, our sales and marketing expenses, as a percentage of total revenues, decreased to approximately 20% from approximately 21% in Fiscal 2014.
Our sales and marketing labour resources increased by 83 employees, from 1,395 employees at June 30, 2014 to 1,478 employees at June 30, 2015.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Change between Fiscal
(In thousands)	2016 and 2015	2015 and 2014
Payroll and payroll-related benefits	$(9,688)	$11,952
Contract labour and consulting	1,036	(495)
Share-based compensation	1,239	(1,802)
Travel and communication	2,674	1,941
Facilities	(907)	(635)
Other miscellaneous	(16,685)	9,687
Total year-over-year change in general and administrative expenses	$(22,331)	$20,648
Fiscal 2016 Compared to Fiscal 2015
General and administrative expenses decreased by $22.3 million. Other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, decreased by $16.7 million primarily on account of lower litigation expenses. Additionally, payroll and payroll-related benefits decreased by $9.7 million. These decreases were partially offset by a $2.7 million increase in travel and communications and a $1.2 million increase in share-based compensation. Overall, general and administrative expenses, as a percentage of total revenue decreased slightly to approximately 8% from approximately 9%.
Our general and administrative labour resources increased by 38 employees, from 1,064 employees at June 30, 2015 to 1,102 employees at June 30, 2016. Included in this increase are 10 employees from acquisitions that occurred in the fourth quarter of Fiscal 2016, which did not have a material impact on our general and administrative expenses in Fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
General and administrative expenses increased by $20.6 million. Payroll and payroll-related benefits increased by $12.0 million and travel and communication expenses increased by $1.9 million, primarily as a result of our acquisitions of GXS and Actuate. Additionally, other miscellaneous expenses, which includes professional fees such as legal, audit and tax related expenses, increased by $9.7 million primarily on account of litigation. Overall, general and administrative expenses, as a percentage of total revenue, remained stable at approximately 9%.
Our general and administrative labour resources increased by 80 employees, from 984 employees at June 30, 2014 to 1,064 employees at June 30, 2015.
Depreciation expenses:

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Depreciation	$54,929	$4,023	$50,906	$15,669	$35,237
Fiscal 2016 Compared to Fiscal 2015
Depreciation expenses increased by $4.0 million, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Fiscal 2015 Compared to Fiscal 2014
Depreciation expenses increased by $15.7 million. This was primarily due to an increase in capital expenditures and the acquisitions of GXS, and Actuate. Depreciation as a percentage of total revenue increased slightly from approximately 2% in Fiscal 2014 to approximately 3% in Fiscal 2015.
Amortization of acquired customer-based intangible assets:

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Amortization of acquired customer-based intangible assets	$113,201	$4,962	$108,239	$27,216	$81,023
Fiscal 2016 Compared to Fiscal 2015
Acquired customer-based intangible assets amortization expense increased by $5.0 million. This was primarily due to the impact of new acquired customer-based intangible assets from our acquisitions of CEM Business, ANX, Daegis, Actuate and IGC. This was partially offset by the customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
Fiscal 2015 Compared to Fiscal 2014
Acquired customer-based intangible assets amortization expense increased by $27.2 million. This was primarily due to our acquisitions of Actuate and IGC during the third quarter of Fiscal 2015 and GXS during the third quarter of Fiscal 2014, offset by the customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
Special charges (recoveries):
Special charges typically relate to amounts that we expect to pay in connection with restructuring plans relating to employee workforce reduction and abandonment of excess facilities, acquisition-related costs and other similar one-time charges. Generally, we implement such plans in the context of integrating existing OpenText operations with that of acquired entities. Actions related to such restructuring plans are typically completed within a period of one year. In certain limited situations, if the planned activity does not need to be implemented, or an expense lower than anticipated is paid out, we record a recovery of the originally recorded expense to Special charges.

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Special charges (recoveries)	$34,846	$22,023	$12,823	$(18,491)	$31,314

Fiscal 2016 Compared to Fiscal 2015
Special charges increased by $22.0 million. This was primarily due to (i) an increase of $8.5 million relating to costs incurred for a one-time ERP implementation project in which we are involved, (ii) an increase of $6.7 million relating to a lower net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, in the current fiscal year compared to the prior year, (iii) a net increase in restructuring charges of $4.1 million, (iv) an increase in acquisition related costs of $3.2 million, and (v) an increase of $4.8 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and costs incurred to reorganize certain legal entities including consolidation of intellectual property. These increases were partially offset by (i) a decrease of $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of a $600 million credit facility (Term Loan A)in the third quarter of Fiscal 2015, and (ii) a $2.1 million decrease related to post-business combination compensation obligations associated with the acquisition of Actuate in the third quarter of Fiscal 2015. The remainder of the change is due to miscellaneous items.
Fiscal 2015 Compared to Fiscal 2014
Special charges decreased by $18.5 million. This was due to a $12.2 million decrease in restructuring activities, a $5.6 million decrease in acquisition related costs, and a $0.6 million decrease in other miscellaneous charges.
For more details on Special charges (recoveries), see note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity.

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Other income (expense), net	$(1,423)	$26,624	$(28,047)	$(31,988)	$3,941

Fiscal 2016 Compared to Fiscal 2015

Other expense included foreign exchange losses of $1.9 million on our inter-company transactions during Fiscal 2016 compared to $31.0 million in foreign exchange losses during Fiscal 2015. The remainder of the change is primarily due to a $3.1 million gain recorded in Fiscal 2015 as a result of remeasuring to fair value our investment in Actuate shares held before the date of acquisition.

Fiscal 2015 Compared to Fiscal 2014
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

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year Ended June 30,
(In thousands)	2016	Change (increase) decrease	2015	Change (increase) decrease	2014
Interest and other related expense, net	$76,363	$21,743	$54,620	$26,686	$27,934
Fiscal 2016 Compared to Fiscal 2015
Interest and other related expense, net increased by $21.7 million as compared to the same period in the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2023 and to a lesser extent Senior Notes 2026, which were issued on May 31, 2016, offset by a reduction in interest expense resulting from the repayment of our Term Loan A.
Fiscal 2015 Compared to Fiscal 2014
Interest and other related expense, net increased by $26.7 million. This was primarily the result of additional interest expense incurred relating to Senior Notes 2023 and our Term Loan B, offset by a reduction in interest expense resulting from the repayment of our Term Loan A. Additionally, we received investment income of $2.3 million as part of income distributions made from our cost basis investments. We receive such income distributions periodically and do not expect such income distributions to be made regularly.
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
Please also see "Risk Factors" elsewhere is this Annual Report on Form 10-K.

	Year Ended June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Provision for income taxes	$6,282	$(25,356)	$31,638	$(26,823)	$58,461
Fiscal 2016 Compared to Fiscal 2015
The effective tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 2.2% for the year ended June 30, 2016, compared to 11.9% for the year ended June 30, 2015. The decrease in tax expense of $25.4 million was primarily the result of a decrease in valuation allowance relating to our deferred tax assets in the amount of $41.6 million, offset by an increase in the effect of permanent differences in the amount of $9.4 million and tax filings in excess of amounts previously recorded of $8.0 million. The remainder of the differences are due to normal course movements and non-material items.
The decrease in the valuation allowance of $41.6 million is primarily attributable to the Company's reorganization of intellectual property in the first quarter of Fiscal 2017, as well as the integration of recently completed acquisitions, supporting the assessment that the Company will more likely than not realize the value of certain deferred tax assets within a reasonable timeframe. For more details see note 23 “Subsequent Events" to our Consolidated Financial Statements.
Fiscal 2015 Compared to Fiscal 2014
The effective tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to 11.9% for Fiscal 2015, from 21.1% for Fiscal 2014, resulting in a reduction of tax expense in the amount of $26.8 million. This decrease was primarily the result of (i) a decrease in the net expense of unrecognized tax benefits with related interest and penalties in the amount of $15.0 million, (ii) a decrease of $6.3 million in expenses not deductible for tax purposes, and (iii)

lower net income, having an impact of $7.2 million. The remainder of the differences are due to normal course movements and non-material items.
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
Non-GAAP-based net income and Non-GAAP-based EPS are calculated as net income or earnings per share on a diluted basis, excluding the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of total revenue.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2016
(in thousands except for per share data)

	Year Ended June 30, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$244,021		$(953)	(1)	$243,068
Customer support	89,861		(900)	(1)	88,961
Professional service and other	155,584		(1,626)	(1)	153,958
Amortization of acquired technology-based intangible assets	74,238		(74,238)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,250,228	68.5%	77,717	(3)	1,327,945	72.8%
Operating expenses
Research and development	194,057		(2,824)	(1)	191,233
Sales and marketing	344,235		(12,069)	(1)	332,166
General and administrative	140,397		(7,606)	(1)	132,791
Amortization of acquired customer-based intangible assets	113,201		(113,201)	(2)	—
Special charges (recoveries)	34,846		(34,846)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	368,563	20.2%	248,263	(5)	616,826	33.8%
Other income (expense), net	(1,423)		1,423	(6)	—
Provision for (recovery of) income taxes	6,282		101,793	(7)	108,075
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	284,477		147,893	(8)	432,370
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$2.33		$1.21	(8)	$3.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions, include one-time, non-recurring charges or recoveries, and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results.

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 2% and a Non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, tax arising on internal reorganizations, and “book to return” adjustments for tax return filings and tax assessments (in total “adjusted expenses”). In arriving at our Non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$284,477	$2.33
Add:
Amortization	187,439	1.54
Share-based compensation	25,978	0.21
Special charges (recoveries)	34,846	0.29
Other (income) expense, net	1,423	0.01
GAAP-based provision for (recovery of) income taxes	6,282	0.05
Non-GAAP based provision for income taxes	(108,075)	(0.89)
Non-GAAP-based net income, attributable to OpenText	$432,370	$3.54

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2015
(in thousands except for per share data)

	Year Ended June 30, 2015
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$237,310		$(833)	(1)	$236,477
Customer support	94,456		(832)	(1)	93,624
Professional service and other	172,742		(1,335)	(1)	171,407
Amortization of acquired technology-based intangible assets	81,002		(81,002)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,253,508	67.7%	84,002	(3)	1,337,510	72.2%
Operating expenses
Research and development	196,491		(2,496)	(1)	193,995
Sales and marketing	373,610		(9,095)	(1)	364,515
General and administrative	162,728		(7,456)	(1)	155,272
Amortization of acquired customer-based intangible assets	108,239		(108,239)	(2)	—
Special charges (recoveries)	12,823		(12,823)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	348,711	18.8%	224,111	(5)	572,822	30.9%
Other income (expense), net	(28,047)		28,047	(6)	—
Provision for (recovery of) income taxes	31,638		61,559	(7)	93,197
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	234,327		190,599	(8)	424,926
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.91		$1.55	(8)	$3.46

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions, include one-time, non-recurring charges or recoveries, and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2015
		Per share diluted
GAAP-based net income, attributable to OpenText	$234,327	$1.91
Add:
Amortization	189,241	1.54
Share-based compensation	22,047	0.18
Special charges (recoveries)	12,823	0.10
Other (income) expense, net	28,047	0.23
GAAP-based provision for (recovery of) income taxes	31,638	0.26
Non-GAAP based provision for income taxes	(93,197)	(0.76)
Non-GAAP-based net income, attributable to OpenText	$424,926	$3.46

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the year ended June 30, 2014
(in thousands except for per share data)

	Year Ended June 30, 2014
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$142,193		$(342)	(1)	$141,851
Customer support	96,068		(754)	(1)	95,314
Professional service and other	189,403		(855)	(1)	188,548
Amortization of acquired technology-based intangible assets	69,917		(69,917)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	1,113,957	68.6%	71,868	(3)	1,185,825	73.0%
Operating expenses
Research and development	176,834		(2,356)	(1)	174,478
Sales and marketing	346,941		(7,312)	(1)	339,629
General and administrative	142,080		(8,287)	(1)	133,793
Amortization of acquired customer-based intangible assets	81,023		(81,023)	(2)	—
Special charges (recoveries)	31,314		(31,314)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	300,528	18.5%	202,160	(5)	502,688	30.9%
Other income (expense), net	3,941		(3,941)	(6)	—
Provision for (recovery of) income taxes	58,461		9,569	(7)	68,030
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	218,125		188,650	(8)	406,775
GAAP-based earnings per share / Non GAAP-based earnings per share-diluted, attributable to OpenText	$1.81		$1.56	(8)	$3.37

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions, include one-time, non-recurring charges or recoveries, and are not indicative or related to continuing operations and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
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

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Year Ended June 30, 2014
		Per share diluted
GAAP-based net income, attributable to OpenText	$218,125	$1.81
Add:
Amortization	150,940	1.25
Share-based compensation	19,906	0.17
Special charges (recoveries)	31,314	0.26
Other (income) expense, net	(3,941)	(0.03)
GAAP-based provision for (recovery of) income taxes	58,461	0.48
Non-GAAP based provision for income taxes	(68,030)	(0.57)
Non-GAAP-based net income, attributable to OpenText	$406,775	$3.37

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

	As of June 30,
(In thousands)	2016	Change increase (decrease)	2015	Change increase (decrease)	2014
Cash and cash equivalents	$1,283,757	$583,758	$699,999	$272,109	$427,890
Marketable Securities*	$11,839	$(8,435)	$20,274	$20,274	$—
*The short-term portion of the marketable securities are recorded within "short-term investments" and the long-term portion of the marketable securities are included within "Other Assets" in the Consolidated Balance Sheets.

	Year Ended June 30,
(In thousands)	2016	Change	2015	Change	2014
Cash provided by operating activities	$525,722	$2,691	$523,031	$105,904	$417,127
Cash used in investing activities	$(361,176)	$37,219	$(398,395)	$754,973	$(1,153,368)
Cash provided by financing activities	$430,164	$259,559	$170,605	$(517,339)	$687,944
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
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
As at June 30, 2016, we have provided $15.9 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Fiscal 2016 Compared to Fiscal 2015
Cash flows from operating activities increased by $2.7 million due to an increase in net income before the impact of non-cash items of $17.0 million, partially offset by a decrease in changes from working capital of $14.3 million. The decrease in operating cash flow from changes in working capital of $14.3 million was primarily due to the net impact of the following decreases: (i) $34.2 million relating to accounts receivable, and (ii) $11.5 million relating to deferred revenue. These decreases were partially offset by increases of: (i) $17.0 million relating to accounts payable and accrued liabilities, as a result of an active working capital management program, (ii) $7.2 million relating to other assets, (iii) $3.8 million relating to prepaid and other current assets, and (iv) $3.4 million relating to income taxes payable and deferred charges and credits.
During the fourth quarter of Fiscal 2016 our Days Sales Outstanding (DSO) was 53 days, the same as during the fourth quarter of Fiscal 2015 and the per day impact of our DSO in the fourth quarters of Fiscal 2016 and Fiscal 2015 on our cash flows was the same at $3.2 million for each period.
Fiscal 2015 Compared to Fiscal 2014
Cash flows from operating activities increased by $105.9 million due to an increase in net income before the impact of non-cash items of $73.7 million and an increase in changes from working capital of $32.2 million. The increase in operating cash flow from changes in working capital of $32.2 million was primarily due to the net impact of the following changes: (i) $60.4 million relating to accounts receivable, (ii) $13.8 million relating to accounts payable and accrued liabilities and (iii) $0.8 million relating to other assets. These increases were offset by the net impact of the following changes: (i) $18.2 million relating to income taxes and deferred charges and credits, (ii) $14.7 million due to prepaid and other current assets and (iii) $9.9 million relating to deferred revenue. The changes in working capital were largely due to the increased scale of operations resulting from our GXS acquisition.
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
Fiscal 2016 Compared to Fiscal 2015
Cash flows used in investing activities decreased by $37.2 million. This was primarily because we spent $33.9 million less on acquisitions in Fiscal 2016 than we did in Fiscal 2015. We also spent $7.0 million less on additions of property and equipment and $1.8 million less on other investing activities. These decreases were offset by in an inflow of investing cash from the maturity of our short term investments of $5.8 million.
Fiscal 2015 Compared to Fiscal 2014
Cash flows used in investing activities decreased by $755.0 million. This was primarily due to lower consideration for our acquisitions made during Fiscal 2015 than for our acquisitions made during Fiscal 2014, and proceeds of $17.0 million received from the maturity of short-term investments. These were partially offset by incremental additions to property and equipment of $34.8 million, and a $8.1 million increase in other investing activities.
Cash flows from financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Fiscal 2016 Compared to Fiscal 2015
Cash flows provided by financing activities increased by $259.6 million. This was primarily due to the repayment of Term Loan A which occurred in Fiscal 2015 (with no equivalent event in Fiscal 2016). The reduction in principal payments resulted in a net positive inflow of $522.3 million. Additionally, debt issuance costs were lower which resulted in a positive inflow of $11.5million and proceeds from the issuance of Common shares were higher by $4.9 million. These increases were partially offset by (i) lower proceeds received from long term debt of $200 million, representing the difference between the $800 million of Senior Notes 2023 issued in Fiscal 2015 and the $600 million of Senior Notes 2026 issued in Fiscal 2016, (ii) the repurchase in Fiscal 2016 of approximately 1.5 million Common Shares for approximately $65.5 million under our Share Repurchase Plan, and (iii) a $11.6 million increase in dividend payments made to our shareholders in Fiscal 2016. The remainder of the change was due to miscellaneous items.
Fiscal 2015 Compared to Fiscal 2014
Cash flows provided by financing activities decreased by $517.3 million. This was primarily due to the repayment of the outstanding balances of our Term Loan A during the third quarter of Fiscal 2015 and of our mortgage during the fourth quarter of Fiscal 2015. Additionally, we increased dividend payments to our shareholders by $12.9 million, we purchased Treasury stock for potential reissuance under our current LTIP plans for $8.9 million, and we incurred approximately $2.0 million in additional debt issuance costs.
Cash Dividends
In Fiscal 2016, we declared and paid cash dividends of $0.83 per Common Share, that totaled $99.3 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board. See Item 5 "Dividend Policy" for more information.
In Fiscal 2015, we declared and paid cash dividends of $0.7175 per Common Share that totaled $87.6 million.
In Fiscal 2014, we declared and paid cash dividends of $0.6225 per Common Share that totaled $74.7 million.

Long-term Debt and Credit Facilities
Senior Unsecured Fixed Rate Notes
Senior Notes 2026
On May 31, 2016 we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 will mature on June 1, 2026, unless earlier redeemed, in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes 2026 at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes 2026 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of Senior Notes 2026, on one or more occasions, prior to June 1, 2019, using the net proceeds from certain qualified equity offerings at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasions, redeem Senior Notes 2026, in whole or in part, at any time on and after June 1, 2021 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2026, dated as of May 31, 2016 among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (the 2026 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of changes of control triggering events specified in the Indenture, we will be required to make an offer to repurchase Senior Notes 2026 at a price equal to 101% of the principal amount of Senior Notes 2026, plus accrued and unpaid interest, if any, to the date of purchase.
The 2026 Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the guarantors without such subsidiary becoming a subsidiary guarantor of the notes; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2026 Indenture. The 2026 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding notes to be due and payable immediately.
Senior Notes 2026 are initially guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2026 and the guarantees rank equally in right of payment with all of our and our guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of the our and our guarantors’ future subordinated debt. Senior Notes 2026 and the guarantees will be effectively subordinated to all of our and our guarantors’ existing and future secured debt, including the obligations under the senior credit facilities, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2026 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2026 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
Senior Notes 2023
On January 15, 2015, we issued $800 million in aggregate principal amount of our 5.625% Senior Notes due 2023 (Senior Notes 2023) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2023 bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes 2023 will mature on January 15, 2023, unless earlier redeemed in accordance with their terms, or repurchased.
We may redeem all or a portion of the Senior Notes 2023 at any time prior to January 15, 2018 at a redemption price equal to 100% of the principal amount of Senior Notes 2023 plus an applicable premium, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may also redeem up to 40% of the aggregate principal amount of Senior Notes 2023, on one or more occasions, prior to January 15, 2018, using the net proceeds from certain qualified equity offerings at a redemption price of 105.625% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions. We may, on one or more occasion, redeem Senior Notes 2023, in whole or in part, at any time on and after January 15, 2018 at the applicable redemption prices set forth in the indenture governing the Senior Notes 2023, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York

Mellon (as successor to Citibank N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (the 2023 Indenture), plus accrued and unpaid interest, if any, to the redemption date.
If we experience one of the kinds of changes of control triggering events specified in the 2023 Indenture, we will be required to make an offer to repurchase Senior Notes 2023 at a price equal to 101% of the principal amount of Senior Notes 2023, plus accrued and unpaid interest, if any, to the date of purchase.
The 2023 Indenture contains covenants that limit our and certain of our subsidiaries’ ability to, among other things: (i) create certain liens and enter into sale and lease-back transactions; (ii) create, assume, incur or guarantee additional indebtedness of the Company or the subsidiary guarantors without such subsidiary becoming a subsidiary guarantor of Senior Notes 2023; and (iii) consolidate, amalgamate or merge with, or convey, transfer, lease or otherwise dispose of its property and assets substantially as an entirety to, another person. These covenants are subject to a number of important limitations and exceptions as set forth in the 2023 Indenture. The 2023 Indenture also provides for events of default, which, if any of them occurs, may permit or, in certain circumstances, require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding notes to be due and payable immediately.
Senior Notes 2023 are initially guaranteed on a senior unsecured basis by our existing and future wholly-owned subsidiaries that borrow or guarantee the obligations under our existing senior credit facilities. Senior Notes 2023 and the guarantees rank equally in right of payment with all of our and our subsidiary guarantors’ existing and future senior unsubordinated debt and will rank senior in right of payment to all of our and our subsidiary guarantors’ future subordinated debt. Senior Notes 2023 and the guarantees will be effectively subordinated to all of ours and our guarantors’ existing and future secured debt, including the obligations under the Revolver and Term Loan B, to the extent of the value of the assets securing such secured debt.
The foregoing description of the 2023 Indenture does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Indenture, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2015.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of June 30, 2016, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of June 30, 2016, our consolidated net leverage ratio was 1.3:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Consolidated Financial Statements.

Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term and has financial covenants consistent with Term Loan B. As of June 30, 2016, we have not drawn any amounts on the Revolver.
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
In accordance with the Amendments, during Fiscal 2016, we have determined that 80,273 Common Shares are eligible for issuance to employees enrolled in the ESPP, after factoring a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to the purchase period commencing on January 1, 2016 were issued at a purchase price discount of 5%.
Share Repurchase Plan
On July 28, 2015, the Board authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of any repurchase will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
During the year ended June 30, 2016, we repurchased and cancelled approximately 1.5 million Common Shares for approximately $65.5 million, under our Share Repurchase Plan (Fiscal 2015—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and their book value.
On July 26, 2016, our Board of Directors authorized a new share repurchase plan for the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically. On May 10, 2016, we filed a post-effective Amendment No. 1 to the shelf registration statement to make the base prospectus included therein consistent with the updated Canadian base shelf short-form prospectus (as amended, the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf short-form prospectus qualifying the distribution of such securities has also been filed with certain Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and such Canadian securities regulators.
Pensions
As of June 30, 2016, our total unfunded pension plan obligations were $64.9 million, of which $2.9 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.

Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017	$589	$772	$30
2018	630	863	37
2019	705	922	96
2020	771	973	59
2021	853	987	84
2022 to 2026	5,041	5,456	1,243
Total	$8,589	$9,973	$1,549
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Consolidated Financial Statements.
Commitments and Contractual Obligations
As of June 30, 2016, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2016— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long-term debt obligations	$2,961,817	$113,854	$226,916	$954,797	$1,666,250
Operating lease obligations*	184,798	42,374	65,095	40,738	36,591
Purchase obligations	7,543	5,635	1,787	121	—
	$3,154,158	$161,863	$293,798	$995,656	$1,702,841
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
Occasionally, we enter into financial guarantees with third parties in the ordinary course of our business, including, among others, guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business. Such agreements have not had a material effect on our results of operations, financial position or cash flows.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such estimated losses were not material to our consolidated financial position or results of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.

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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.5 million as of June 30, 2016. We currently have in place a bank guarantee in the amount of $3.7 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.9 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see "Risk Factors" elsewhere in this Annual Report on Form 10-K.

Subsequent Events
Internal Reorganization
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management.
A material tax benefit, currently expected to be several hundred million dollars, associated with the recognition of a net deferred tax asset is expected to be realized upon the completion of the IP reorganization in the first quarter of Fiscal 2017. This is anticipated to have a material impact of reducing our tax provision in Fiscal 2017 as well as our consolidated income tax rate in Fiscal 2017.
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on July 26, 2016, a dividend of $0.23 per Common Share. The record date for this dividend is August 26, 2016 and the payment date is September 16, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Acquisition of Recommind Inc.
On July 20, 2016, we closed our previously announced acquisition of Recommind Inc. (Recommind), a leading provider of eDiscovery and information analytics, by acquiring all of its equity interests for approximately $170 million. Recommind's SaaS and managed services solutions deliver insight from unstructured data to help people make better, faster business decisions. The financial results of Recommind will be consolidated from the closing date in our financial statements for the first quarter of Fiscal 2017.
Share Repurchase Plan
On July 26, 2016, our Board of Directors authorized a new share repurchase plan for the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid.

Off-Balance Sheet Arrangements
We do not enter into off-balance sheet financing as a matter of practice, except for guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business, and the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, and we currently do not believe that they potentially may have, a material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan B.
As of June 30, 2016, we had an outstanding balance of $780.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of June 30, 2016, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.8 million, assuming that the loan balance as of June 30, 2016 is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at June 30, 2016, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.3 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of June 30, 2016 (equivalent in U.S. dollar):

	U.S. Dollar Equivalent at June 30,
(In thousands)	2016	2015
Euro	$182,524	$125,411
British Pound	29,572	28,634
Canadian Dollar	22,103	21,358
Swiss Franc	30,298	12,364
Other foreign currencies	72,107	55,996
Total cash and cash equivalents denominated in foreign currencies	336,604	243,763
U.S. dollar	947,153	456,236
Total cash and cash equivalents	$1,283,757	$699,999
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $33.7 million (June 30, 2015—$24.4 million).
Item 8.    Financial Statements and Supplementary Data
The response to this Item 8 is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed our ICFR as of June 30, 2016, the end of our most recent fiscal year. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has excluded from our evaluation the ICFR of ANXe Business Corporation (ANX), which we acquired on May 1, 2016, as discussed in note 18 "Acquisitions" to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to ANX's ICFR represented 0.4% of our consolidated total revenues for the fiscal year ended June 30, 2016. Total assets subject to ANX's ICFR represented 2.5% of our consolidated total assets as of June 30, 2016.
Based on the results of our evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our ICFR was effective as of June 30, 2016.
The results of our management’s assessment was reviewed with our Audit Committee and the conclusion that our ICFR was effective as of June 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.
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
(D) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information as to our directors and executive officers as of July 25, 2016.

Name	Age	Office and Position Currently Held With Company
Mark J. Barrenechea	51	Chief Executive Officer and Chief Technology Officer, Director
Steve Murphy	47	President
John M. Doolittle	52	Executive Vice President and Chief Financial Officer
Gordon A. Davies	54	Executive Vice President, Chief Legal Officer and Corporate Secretary
Prentiss Donohue	46	Senior Vice President, Professional Services
Simon Harrison	46	Senior Vice President, Enterprise Sales
Adam Howatson	34	Chief Marketing Officer
David Jamieson	51	Chief Information Officer
Aditya Maheshwari	42	Senior Vice President, Chief Accounting Officer
Muhi Majzoub	56	Executive Vice President, Engineering
James McGourlay	47	Senior Vice President, Global Technical Services
Leslie Sarauer	54	Senior Vice President, Human Resources
George Schulze	60	Senior Vice President, Business Network Sales
Gary Weiss	49	Senior Vice President, Cloud Services
P. Thomas Jenkins	56	Chairman of the Board
Randy Fowlie (2)(3)	56	Director
Gail E. Hamilton (2)	66	Director
Brian J. Jackman (1)	75	Director
Stephen J. Sadler	65	Director
Michael Slaunwhite (1)(3)	55	Director
Katharine B. Stevenson (2)	54	Director
Deborah Weinstein (1)(3)	56	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.
Mark J. Barrenechea
Mr. Barrenechea joined OpenText in January 2012 as the President and Chief Executive Officer. In January 2016, Mr. Barrenechea stepped down as President and assumed the role of Chief Technology Officer, in addition to remaining the Company’s Chief Executive Officer. Before joining OpenText, Mr. Barrenechea was President and Chief Executive Officer of Silicon Graphics International Corporation (SGI), where he also served as a member of the Board. During Mr. Barrenechea's tenure at SGI, he led strategy and execution, which included transformative acquisition of assets, as well as penetrating diverse new markets and geographic regions. Mr. Barrenechea also served as a director of SGI from 2006 to 2012. Prior to SGI, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (CA) (formerly Computer Associates International, Inc.) from 2003 to 2006 and was a member of the executive management team. Before going to CA, Mr. Barrenechea was the Senior Vice President of Applications Development at Oracle Corporation from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, a software applications company. Prior to Scopus, Mr. Barrenechea was the Vice

President of Development at Tesseract, where he was responsible for reshaping the company's line of human capital management software. Mr. Barrenechea serves as a member of the Board and Audit Committee of Dick's Sporting Goods. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael's College. Mr. Barrenechea has authored several books including On Digital, Digital: Disrupt or Die, eGovernment or Out of Government, Enterprise Information Management: The Next Generation of Enterprise Software, Software Rules and e-Business or out of Business.
Steve Murphy
Mr. Murphy joined OpenText as its President in January 2016 and is responsible for all customer-facing activities including Sales, Marketing, Partners & Alliances, Global Technical Services, Customer Support, Professional Services, Sales Operations and Cloud Services. Mr. Murphy brings more than 20 years of experience in technology as an operations and logistics executive, including leadership positions at Oracle Corporation (Oracle), Sun Microsystems Inc. (Sun Microsystems), Accenture plc (Accenture) and Procter & Gamble Co (P&G). Mr. Murphy held a number of different sales and logistics roles at Oracle and Sun Microsystems, including Senior Vice President of Services in North America for Oracle from June 2013 to December 2015, and Vice President and General Manager for Sun Microsystems, which was acquired by Oracle in 2010, from November 2004 to May 2013. Mr. Murphy also held various positions in manufacturing, logistics operations and technology deployment at Accenture from 1998 to 2000 and at P&G from 1991 to 1996. Mr. Murphy has an MBA from Harvard Business School and a Bachelor of Science in Mechanical Engineering from University California, Davis.
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
Gordon A. Davies
Mr. Davies joined OpenText as Chief Legal Officer in September 2009. Mr. Davies also serves as the Company's Corporate Secretary and Chief Compliance Officer, and has responsibility for Corporate Development and the Program Management Office. Prior to joining OpenText, Mr. Davies was the Chief Legal Officer and Corporate Secretary of Nortel Networks Corporation. During his sixteen years at Nortel, Mr. Davies acted as Deputy General Counsel and Corporate Secretary during 2008, and as interim Chief Legal Officer and Corporate Secretary in 2005 and again in 2007. He led the Corporate Securities legal team as General Counsel-Corporate from 2003, with responsibility for providing legal support on all corporate and securities law matters, and spent five years in Europe supporting all aspects of the Europe, Middle East and Africa (EMEA) business, ultimately as General Counsel, EMEA. Prior to joining Nortel, Mr. Davies practiced securities law at a major Toronto law firm. Mr. Davies holds an LL.B and an MBA from the University of Ottawa, and a B.A. from the University of British Columbia. He is a member of the Law Society of Upper Canada, the Canadian Bar Association, the Association of Canadian General Counsel and the Society of Corporate Secretaries and Governance Professionals.
Prentiss Donohue
Mr. Donohue joined OpenText as Senior Vice President of Professional Services in April 2016. He brings over 20 years of experience in support and services management. Prior to joining OpenText, Mr. Donohue served as Group Vice President and General Manager of Advanced Customer Services for Oracle Corporation from January 2010 to March 2016, where he was responsible for driving Oracle’s innovative software, systems and cloud services. From April 1998 to December 2010, Mr. Donohue worked at Sun Microsystems in various leadership roles, including in Managed Services Management and Corporate Marketing. Mr. Donohue served on the board of directors of Summit Charter School until May 2016. Mr. Donohue holds a BA from the University of Colorado and has completed executive leadership programs at the University of Michigan’s Ross School of Business and the University of Hong Kong.
Simon Harrision
Mr. Harrison has served as the Company’s Senior Vice President of Enterprise Sales since May 2015. Prior to this, Mr. Harrison, who joined the Company through its acquisition of IXOS AG, has held a number of senior leadership roles, including serving as its Senior Vice President of Fast Growth Markets from 2014 to 2015 and as the Company’s Senior Vice President of Sales for the EMEA region from 2012 to 2014. Mr. Harrison holds an honors degree in Computer Science from Leeds University.

Adam Howatson
Mr. Howatson has served as the Company's Chief Marketing Officer (CMO) since October 2014. Prior to becoming CMO, Mr. Howatson held a number of positions at OpenText, which include serving in Engineering from March 2013 to September 2014, Office of The President/PMO during 2012, and Product Management from 2006 to 2012. Prior to that, he also held roles in Technical Marketing, Mergers & Acquisitions, and Information Technology. Mr. Howatson currently serves as a director of LogiSense Corporation. Mr. Howatson also served on the national board of directors for the Information Technology Association of Canada (ITAC) from June 2013 to September 2014. Mr. Howatson holds certifications from the University of Waterloo and the Canadian Forces College.
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
Aditya Maheshwari
Mr. Maheshwari joined OpenText as Senior Vice President and Chief Accounting Officer in February 2016. Prior to joining OpenText, Mr. Maheshwari was an Audit Partner in the Technology, Media and Telecoms practice at KPMG LLP, Canada until February 5, 2016. With 15 years of experience at KPMG including international postings in the UK and India, Mr. Maheshwari has the experience of working with several large multinational companies under U.S. GAAP and International Financial Reporting Standards. Mr. Maheshwari represented Canada on KPMG's global think-tank for the Technology sector and is the co-author of 11 technical and thought-leadership publications, published by KPMG, on revenue recognition for the Technology, Media and Telecoms sector. During his tenure in the UK, Mr. Maheshwari worked in KPMG's technical accounting group, International Standards Group, specializing in revenue recognition. Mr. Maheshwari is a Chartered Professional Accountant (Ontario), Certified Public Accountant (Colorado) and Chartered Accountant (India).
Muhi Majzoub
Mr. Majzoub has served as Executive Vice President, Engineering since January 2016. Prior to that he served as Senior Vice President, Engineering from June 2012 to January 2016. Mr. Majzoub is responsible for managing product development cycles, global development organization and driving internal operations and development processes. Mr. Majzoub is a seasoned enterprise software technology executive having recently served as Head of Products for NorthgateArinso, a private company that provides global Human Resources software and services. Prior to this, Mr. Majzoub was Senior Vice President of Product Development for CA, Technologies from June 2004 to July 2010. Mr. Majzoub also worked for several years as Vice President for Product Development at Oracle Corporation from January 1989 to June 2004. Mr. Majzoub attended San Francisco State University.
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
Leslie Sarauer
Ms. Sarauer joined OpenText as Senior Vice President of Human Resources in April 2016. She brings with her over 25 years of diverse experience as a Human Resource leader in both the corporate and professional services settings. Prior to joining OpenText, Ms. Sarauer held various senior leadership roles at Agrium Inc., including Senior Director, Corporate HR & Organizational Development from July 2012 to August 2014; Senior Director, Wholesales Human Resources from September 2006 to June 2012; and Senior Director, Total Compensation from January 2004 to August 2006. Ms. Sarauer also held various roles at Mercer Human Resources Consulting, including Principle Consultant, Executive Compensation from April 1997 to August 2002. Ms. Sarauer holds a Bachelor of Arts in Economics and a Bachelor of Laws from Queen’s University. She also attended the Advanced HR Executive Program at the Ross School of Business of the University of Michigan.

George Schulze
Mr. Schulze has served as the Senior Vice President of Business Network Sales (previously Information Exchange Sales) for OpenText since May 2015. Mr. Schulze came to OpenText through its January 2014 acquisition of GXS Inc. (GXS). Mr. Schulze joined GXS in 2005 as Vice President of Sales for the Americas region. During Mr. Schulze’s 30-year career in Information Technology serving Fortune 500 companies, he has performed a wide variety of roles including Vice President and Managing Director of Sales at BearingPoint and Managing Director of KPMG. He has also previously served as Vice President/General Manager of the Americas for 724 Solutions, Vice President of Global Sales for SCC Communications and held various sales management positions at Tandem Computers Inc., Digital Equipment Corporation and Wang Laboratories Inc. Mr. Schulze holds a Bachelor of Science degree in Civil Engineering from Lehigh University.
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
P. Thomas Jenkins
Mr. Jenkins is Chairman of the Board of OpenText. From 1994 to 2005, Mr. Jenkins was President, then Chief Executive Officer and then from 2005 to 2013, Chief Strategy Officer of OpenText. Mr. Jenkins has served as a Director of OpenText since 1994 and as its Chairman since 1998. In addition to his OpenText responsibilities, Mr. Jenkins is the tenth Chancellor of the University of Waterloo. Currently, Mr. Jenkins is a board member of Thomson Reuters Inc., Manulife Financial Corporation, and TransAlta. He is the Chair of the National Research Council of Canada (NRC) and Canadian Chair of the Atlantik Bruecke, a director of the C.D. Howe Institute, and a director of the Business Council of Canada (formerly Canadian Council of Chief Executives) and an Executive Fellow at the School of Public Policy at the University of Calgary. Mr. Jenkins received an M.B.A. from Schulich School of Business at York University, an M.A.Sc. from the University of Toronto and a B.Eng. & Mgt. from McMaster University. Mr. Jenkins received honorary doctorates from the University of Waterloo, Carleton University, Royal Military College, McMaster University and York University. He is a recipient of the Ontario Entrepreneur of the Year award, the McMaster Engineering L.W. Shemilt Distinguished Alumni Award and the Schulich School of Business Outstanding Executive Leadership award. He is a Fellow of the Canadian Academy of Engineering (FCAE). Mr. Jenkins was awarded the Canadian Forces Decoration (CD) and the Queen's Diamond Jubilee Medal (QJDM). Mr. Jenkins is an Officer of the Order of Canada (OC).
Randy Fowlie
Mr. Fowlie has served as a director of OpenText since March 1998. Mr. Fowlie is currently the President and CEO of RDM Corporation, a leading provider of specialized hardware and software solutions in the electronic payment industry. RDM Corporation trades on the Toronto Stock Exchange (TSX). Mr. Fowlie operated a consulting practice from July 2006 to December 2010. From January 2005 until July 2006, Mr. Fowlie held the position of Vice President and General Manager, Digital Media, of Harris Corporation, formerly Leitch Technology Corporation (Leitch), a company that was engaged in the design, development, and distribution of audio and video infrastructure to the professional video industry. Leitch was acquired in August 2005 by Harris Corporation. From June 1999 to January 2005, Mr. Fowlie held the position of Chief Operating Officer and Chief Financial Officer of Inscriber Technology Corporation (Inscriber), a computer software company and from February 1998 to June 1999 Mr. Fowlie was the Chief Financial Officer of Inscriber. Inscriber was acquired by Leitch in January 2005. Prior to working at Inscriber Mr. Fowlie was a partner with KPMG LLP, Chartered Accountants, where he worked from 1984 to February 1998. Currently, Mr. Fowlie is also a director at RDM Corporation. Mr. Fowlie received a B.B.A. (Honours) from Wilfrid Laurier University and is a Chartered Professional Accountant. In the last five years, Mr. Fowlie also served as a director of Semcan Inc.

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
Katharine B. Stevenson
Ms. Stevenson has served as a director of OpenText since December of 2008. She is a corporate director who has served on a variety of public company boards in Canada and the United States. Ms. Stevenson is director of the Canadian Imperial Bank of Commerce (CIBC). She chairs its Corporate Governance Committee and is a member of its Management Resources and Compensation Committee. Ms. Stevenson is also a director of CAE Inc., where she is Chairman of the Audit Committee. CIBC and CAE Inc. are publicly listed companies. She was formerly a senior finance executive of Nortel Networks Corporation from 1995 to 2007, serving as global treasurer. Previously, she held a variety of positions in investment and corporate banking at JP Morgan Chase & Co. Ms. Stevenson holds a B.A. (Magna Cum Laude) from Harvard University. She is certified with the professional designation ICD.D. granted by the Institute of Corporate Directors (ICD). Previously, Ms. Stevenson also served as a director of Valeant Pharmaceuticals International Inc. and OSI Pharmaceuticals Inc.
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
The responsibilities, mandate and operation of the Audit Committee are set out in the Audit Committee Charter, a copy of which is available on the Company's website, investors.opentext.com under the Corporate Governance section.
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
The full text of the Ethics Code is published on our web site at investors.opentext.com under the Corporate Governance section.
If we make any substantive amendments to the Ethics Code or grant any waiver, including any implicit waiver, from a provision of the Ethics Code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website at investors.opentext.com or on a Current Report on Form 8-K.
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
Diversity in Executive Officer Positions
The Company is committed to a diverse and inclusive workplace, including advancing women to executive officer positions. The Company has not adopted specific objectives or targets regarding women at the executive officer level; however, the Company has adopted a formal written Global Diversity and Inclusion Policy which expresses its commitment to fostering a diverse and inclusive workplace for all employees. The Company currently only has one woman (8%) on the executive leadership team (ELT), our Senior Vice President, Human Resources, while 20% of existing positions on the senior leadership team (SLT), exclusive of our ELT, are held by women. A principal objective of our Global Diversity and Inclusion Policy is to support and monitor the identification, development and retention of diverse employees, including gender diversity at executive and leadership positions. We will continue to develop a sustainable culture of diversity and inclusion that provides all employees an opportunity to excel.
Item 11.    Executive Compensation
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with our management the following Compensation Discussion and Analysis (CD&A). Based on this review and discussion, our Compensation Committee has recommended to the Board of Directors (Board) that the following CD&A be included in our Annual Report on Form 10-K for the year ended June 30, 2016.
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
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of the following individuals for the year which ended on June 30, 2016 (Fiscal 2016), should be read together with the compensation tables and related disclosures set forth below: (i) our principal executive officer, (ii) our principal financial officer, and (iii) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer (collectively, the Named Executive Officers). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the various planned programs summarized in this discussion.
Payments in Canadian dollars included herein, unless otherwise specified, are converted to U.S. dollars using an average annual exchange rate of 0.755310.
Overview of Compensation Program
The compensation of our Named Executive Officers is the responsibility of the Compensation Committee of OpenText's board of directors (the Compensation Committee or the Committee), either alone or in certain circumstances, in consultation with the Board. The Compensation Committee ensures compensation decisions are in line with our goal to provide total compensation to our Named Executive Officers that (i) is fair, reasonable and consistent with our compensation philosophy to achieve our short-term and long-term business goals, and (ii) provides market competitive compensation. The Named Executive Officers who are the subject of this CD&A are:

•	Mark J. Barrenechea - Chief Executive Officer and Chief Technology Officer (CEO)

•	John M. Doolittle - Executive Vice President and Chief Financial Officer (CFO)

•	Steve Murphy - President

•	Gordon A. Davies - Executive Vice President, Chief Legal Officer and Corporate Development

•	Muhi Majzoub - Executive Vice President, Engineering

Compensation Oversight Process
Role of Compensation Committee
The Compensation Committee has responsibility for the oversight of executive compensation within the terms and conditions of our various compensation plans. The Compensation Committee approves the compensation of our executive officers, including all Named Executive Officers with the exception of our CEO. In making compensation decisions relating to, among other things, performance targets, base salary, bonuses, short-term incentives and long-term incentives, the Compensation Committee considers the input of the CEO. With respect to the compensation of our CEO, the Compensation Committee makes recommendations to the Board for approval. The Compensation Committee reviews and approves all equity awards related to executive compensation, which are granted by the Board.
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
During Fiscal 2016, the Committee’s work included the following:

•
Executive Compensation Review - The Compensation Committee continually reviews compensation practices and policies with respect to our senior management team against similar-sized global technology companies, in order to allow us to place our compensation practices for these positions in a market context. This benchmarking may include a review of base salary, total cash compensation and total direct compensation.

•
Long-Term Incentive Plan - The Compensation Committee reviewed quarterly analysis provided by Mercer Canada Limited (Mercer) related to performance under all outstanding Performance Share Unit Programs (for details on the programs, refer to the section titled “Long Term Incentives”).

In reaching its decisions, the Compensation Committee may consider input from management, analysis provided from the compensation consultant, as well as other factors that the Committee considers appropriate. Decisions made by the Compensation Committee are the responsibility of the Committee and may reflect factors and considerations other than the information and/or recommendations provided by management and the compensation consultants.
The Compensation Committee met four times during Fiscal 2016. Management assisted in the coordination and preparation of the meeting agenda and materials for each meeting. The agenda is reviewed and approved by the Chairman of the Compensation Committee. The meeting materials are generally posted and made available to the other Committee members and invitees, if any, for review approximately one week in advance of each meeting.
Compensation Consultant
From time to time, the Compensation Committee may seek the advice of an outside compensation consultant to provide assistance and guidance on compensation issues. This consultant has been screened and chosen by the Compensation Committee in discussion with management. The consultant may provide the Compensation Committee with relevant information pertaining to market compensation levels, alternative compensation plan designs, market trends and best practices and assists the Compensation Committee with respect to determining the appropriate benchmarks for each Named Executive Officer's compensation. In Fiscal 2016, the Compensation Committee retained Hugessen Consulting Inc. (Hugessen), an independent consulting firm specializing in executive compensation consulting. Hugessen was not engaged to provide any other services to the Company outside of its capacity as compensation consultants.
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
The Compensation Committee regularly reviews data related to compensation levels and programs of a peer group of comparable organizations. In January 2014, a peer group analysis was prepared using the criteria described in the table below by Radford, an AON Hewitt Company (Radford) for management, which was presented to and approved by the Compensation Committee. Our peer group consists of 18 companies that include 17 US-based companies and one UK based company. There were no Canadian organizations that fell within all of the criteria noted below. No additional comparable companies were added to our peer group in Fiscal 2016.

General Description	Criteria Considered	Peer Group List
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

AOL Inc.
Autodesk Inc.
Broadridge Financial Solutions Inc.
Cadence Design Systems Inc.
Citrix Systems Inc.
DST Systems Inc.
Equinix Inc.
Global Payments Inc.
Informatica Corporation
Mentor Graphics Corporation
Micros Systems Inc.
Nuance Communications Inc.
PTC Inc.
Red Hat Inc.
Sage Group
Synopsis Inc.
Teradata Corporation
TIBCO Software Inc.

No adjustments were made to compensation for our Named Executive Officers during Fiscal 2016. However, the peer group analysis was taken into consideration when offering employment to Mr. Murphy, who joined the Company during Fiscal 2016. Also see “Long-Term Incentives - Other Long-Term Equity Grants” below.
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
We use a combination of fixed and variable compensation to motivate our executive officers to achieve our corporate goals. For Fiscal 2016, the basic components of our executive officer compensation program were:

•	Fixed pay;

•	Short-term incentives; and

•	Long-term incentives.
To ensure alignment of the interests of our executive officers with the interests of our shareholders, our executive officers have a significant proportion of compensation “at risk”. Compensation that is “at risk” means compensation that may or may not be paid to an executive officer depending on whether the Company and such executive officer is able to meet or exceed applicable performance targets. Short-term incentives and long-term incentives meet this definition of compensation which is at risk, and long-term incentives are an additional incentive used to promote long-term value. The greater the executive officer’s influence upon our financial or operational results, the higher is the risk/reward portion of his compensation.
The Compensation Committee annually considers the percentage of each Named Executive Officer's total compensation that is “at risk” depending on the Named Executive Officer's responsibilities and objectives.
The chart below provides the approximate percentage of target total compensation provided to each Named Executive Officer that was either fixed pay or “at risk” for Fiscal 2016:

Named Executive Officer	Fixed Pay Percentage (“Not At Risk”)	Short-Term Incentive Percentage (at 100% target) (“At Risk”)	Long-Term Incentive Percentage (at 100% target) (“At Risk”)
Mark J. Barrenechea	14%	14%	72%
John M. Doolittle	26%	21%	53%
Steve Murphy	21%	21%	58%
Gordon A. Davies	21%	14%	65%
Muhi Majzoub	25%	17%	58%

Fixed Pay
Fixed pay includes:

•	Base salary;

•	Perquisites; and

•	Other benefits.
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
Perquisites
Our Named Executive Officers receive a minimal amount of non-cash compensation in the form of executive perquisites. In order to remain competitive in the market place, our Named Executive Officers are entitled to some limited benefits that are not otherwise available to all of our employees, including:

•	An annual executive medical physical examination;

•	A base allowance to cover expenses such as financial planning or health club memberships.
Other Benefits
We provide various employee benefit programs on the same terms to all employees, including our Named Executive Officers, such as, but not limited to:

•	Medical health insurance;

•	Dental insurance;

•	Life insurance; and

•	Tax based retirement savings plans matching contributions.
Short-Term Incentives
In Fiscal 2016, all of our Named Executive Officers participated in our short-term incentive plan, which is designed to motivate achievement of our short-term corporate goals. Awards made under the short-term incentive plan are made by way of cash payments only.
The amount of the short-term incentive payable to each Named Executive Officer, in general, is based on the ability of each Named Executive Officer to meet pre-established, qualitative and quantitative corporate objectives related to improving shareholder and company value, as applicable, which are reviewed and approved by the Compensation Committee and the Board. For all Named Executive Officers these objectives consist of worldwide revenues and worldwide adjusted operating income. In addition to these targets, all of our Named Executive Officers, with the exception of Mr. Murphy, have goals which are specific to their role, which we refer to as Personal Objectives. Personal Objectives are measurable and relevant to how we operate and grow and may include matters such as succession planning, corporate development initiatives and specific operational objectives. Mr. Murphy joined the Company halfway through its fiscal year and as a result was not assigned any Personal Objectives for Fiscal 2016. Mr. Murphy is expected to have Personal Objectives set for the Company's next fiscal year.
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
For Fiscal 2016, the following table illustrates the total short-term target awards for each Named Executive Officer, along with the associated weighting of the related performance measures.

Named Executive Officer	Total Target Award	Worldwide Revenues	Worldwide Adjusted Operating Income	Personal Objectives
Mark J. Barrenechea	$945,000	45%	45%	10%
John M. Doolittle	$302,124	45%	45%	10%
Steve Murphy (1)	$300,000	N/A	N/A	N/A
Gordon A. Davies	$219,795	45%	45%	10%
Muhi Majzoub	$249,000	45%	45%	10%
(1) In accordance with the terms of his employment agreement, Mr. Murphy was entitled to be paid 100% of his total target award for Fiscal 2016 only, irrespective of the Company’s performance. The total target award illustrated in the table above has been prorated based on Mr. Murphy's date of hire with the Company in January 2016.

For the short-term incentive award amounts that would be earned at each of threshold, target and maximum levels of performance, for applicable objectives, see “Grants of Plan-Based Awards for Fiscal 2016” below.
For each performance measure, the Compensation Committee approves the total target award, and the Board applies a threshold and target level of performance. Where applicable, the Board also applies an objective formula for determining the percentage payout under awards for levels of performance above and below threshold and target, although the Board reserves the right in limited circumstances to make positive or negative adjustments if it considers them to be reasonably appropriate. To the extent target performance is exceeded, the award will be proportionately greater. The threshold and target levels and payout formula are set forth below as well as actual performance and payout percentages achieved in Fiscal 2016.

Objectives (in millions)	Threshold Target (90% target)	Target	Fiscal 2016 Actual (1)	% Target Actually Achieved	% of Payment per Fiscal 2016 Payout Table
Worldwide Revenues	$1,678	$1,864	$1,823	98%	85%
Worldwide Adjusted Operating Income	$542	$602	$608	101%	110%

(1)	Adjusted to remove the impact of foreign exchange and, in some cases, reflect certain adjustments relating to the aging of accounts receivable.

The tables set forth below illustrate the percentage of the target awards that are paid to our Named Executives Officers, in accordance with our actual results achieved during Fiscal 2016.

Worldwide Revenues Calculations
% Attainment	% Payment	% Attainment	% Payment
0 - 89%	—%	102%	150%
90 - 91%	15%	103%	175%
92 - 93%	40%	104%	200%
94 - 95%	55%	105%	225%
96 - 97%	70%	106%	250%
98 - 99%	85%	107%	275%
100%	100%	108% and above	300% cap
101%	125%
Formula:
Actual / Budget = % of Attainment		Example: an attainment of 103% results in a payment of 175%
In Fiscal 2016, we achieved 98% of our worldwide revenue target. The “Worldwide Revenues Calculations” table above illustrates under the “% Attainment” column that an achievement of 98% of target for the worldwide revenue performance criteria results in an award payment of 85% of the target award amount.

Worldwide Adjusted Operating Income Calculations
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
In Fiscal 2016, we achieved 101% of our worldwide adjusted operating income target. The “Worldwide Adjusted Operating Income Calculations” table above illustrates under the “% Attainment” column that an achievement of 101% of target for the worldwide adjusted operating income performance criterion results in an award payment of 110% of the target award amount.
 The actual short-term incentive award earned by each Named Executive Officer for Fiscal 2016 was determined in accordance with the formulas described above. We have set forth below for each Named Executive Officer the award amount actually paid for Fiscal 2016, and the percentage of target award amount represented by the actual award paid broken out by performance measure as follows:

Mark J. Barrenechea

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$425,250	$63,788	$361,463	85%
Worldwide Adjusted Operating Income	$425,250	$63,788	$467,775	110%
Personal Objectives	$94,500	$14,174	$94,500	100%
Total	$945,000	$141,750	$923,738	98%
John M. Doolittle

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$135,956	$20,393	$115,563	85%
Worldwide Adjusted Operating Income	$135,956	$20,393	$149,551	110%
Personal Objectives	$30,212	$4,533	$30,212	100%
Total	$302,124	$45,319	$295,326	98%
Steve Murphy

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	N/A	N/A	N/A	N/A
Worldwide Adjusted Operating Income	N/A	N/A	N/A	N/A
Personal Objectives	N/A	N/A	N/A	N/A
Total	$300,000	$300,000	$300,000	100%
In accordance with the terms of his employment agreement, and only for Fiscal 2016, Mr. Murphy was entitled to 100% of his Fiscal 2016 target award, which has been prorated based on Mr. Murphy's date of hire with the Company in January 2016.
Gordon A. Davies

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$98,908	$14,836	$84,072	85%
Worldwide Adjusted Operating Income	$98,908	$14,836	$108,799	110%
Personal Objectives	$21,979	$3,297	$21,979	100%
Total	$219,795	$32,969	$214,850	98%
Muhi Majzoub

Performance Measure:	Payable at Target	Payable at Threshold	Actual Payable ($)	Actual Payable (% of Target)
Worldwide Revenues	$112,050	$16,808	$95,243	85%
Worldwide Adjusted Operating Income	$112,050	$16,808	$123,255	110%
Personal Objectives	$24,900	$3,734	$24,900	100%
Total	$249,000	$37,350	$243,398	98%
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
Long-Term Incentive Plans (LTIP) - General
A target value is established by the Compensation Committee for each Named Executive Officer, except for the CEO, whose target value is established by the Board, based on competitive market practice and by the respective Named Executive Officer’s ability to influence financial or operational performance. Grants are generally made annually and are comprised of the components outlined in the table below.
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
Fiscal 2018 LTIP
For each Named Executive Officer, the compensation target under the Fiscal 2018 LTIP was determined based on the Named Executive Officer's overall compensation and by their ability to influence our financial or operational performance.
The target compensation set for each Named Executive Officer under the Fiscal 2018 LTIP is comprised of three elements: PSUs, RSUs and stock options and represent 50%, 25% and 25%, respectively, of the Named Executive Officer’s total LTIP target award. The table below illustrates the target value of each element under the Fiscal 2018 LTIP for each Named Executive Officer.

Named Executive Officer	Performance Share Units	Restricted Share Units	Stock Options	Total
Mark J. Barrenechea	$2,565,000	$1,282,500	$1,282,500	$5,130,000
John M. Doolittle	$392,650	$196,325	$196,325	$785,300
Steve Murphy	$425,000	$212,500	$212,500	$850,000
Gordon A. Davies	$500,000	$250,000	$250,000	$1,000,000
Muhi Majzoub	$425,000	$212,500	$212,500	$850,000
Awards granted in Fiscal 2016, under the Fiscal 2018 LTIP were in addition to the awards granted in Fiscal 2014 and Fiscal 2015. For details of our previous LTIPs, see Item 11 of our Annual Report on Form 10-K for the appropriate year.
Fiscal 2018 LTIP - PSUs
With respect to our PSUs, we use relative TSR to benchmark the Company’s performance against the performance of the corporations comprising the constituents of the S&P Mid Cap 400 Software & Services Index (the Index). The Index is comprised of 400 U.S. public companies with unadjusted market capitalization of $1.2 billion to $5.1 billion and is a useful measure of the performance of mid-sized companies. Relative TSR is the sole measure for each Named Executive Officer's performance over the relevant three year period for the Fiscal 2018 LTIP with respect to PSUs. If over the three year period, the relative cumulative TSR of the Company compared to the cumulative TSR of the Index is greater than the 66th percentile, the relative TSR target will be achieved in full. If it is negative at the end of the three year period, no payout will be made. Otherwise, any target percentile achieved between 1% and 100% will be interpolated to determine a payout that can range from 1.5% to 150% of the target award based on the number of PSUs that were granted in connection with the Fiscal 2018 LTIP.
The amounts that may be realized for PSU awards under the Fiscal 2018 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2016, and applied to the number of PSUs to be issued to the Named Executive Officers based on target level achievement.

Fiscal 2018 LTIP PSUs
Named Executive Officer	1.5% Achievement at June 30, 2018	100% Achievement at June 30, 2018	150% Achievement at June 30, 2018
Mark J. Barrenechea	$58,409	$3,893,911	$5,840,867
John M. Doolittle	$8,945	$596,333	$894,500
Steve Murphy	$8,333	$555,512	$833,268
Gordon A. Davies	$11,385	$759,023	$1,138,535
Muhi Majzoub	$9,682	$645,436	$968,154
Fiscal 2018 LTIP - RSUs
RSUs vest over three years and do not have any specific performance-based vesting criteria. Provided the eligible employee remains employed throughout the vesting period, all RSUs granted shall become vested RSUs at the end of the Fiscal 2018 LTIP period.
The amounts that may be realized for RSU awards under the Fiscal 2018 LTIP are as follows, calculated based on the market price of our Common Shares on the NASDAQ as of June 30, 2016, and applied to the number of equivalent RSUs to be issued to the Named Executive Officers.

Fiscal 2018 LTIP RSUs
Named Executive Officer	Value at June 30, 2016
Mark J. Barrenechea	$1,946,956
John M. Doolittle	$298,166
Steve Murphy	$277,460
Gordon A. Davies	$379,807
Muhi Majzoub	$322,422

Fiscal 2018 LTIP - Stock Options
The stock options granted in connection with the Fiscal 2018 LTIP vest over four years, do not have any specific performance-based vesting criteria and, if not exercised, expire after seven years.
Other Long-Term Equity Grants
In addition to grants made in connection with the LTIP, from time to time, we may grant stock options and/or RSUs to new strategic hires and to our employees in recognition of their service, such as for promotions. In Fiscal 2016, we granted stock options and RSUs to one of our Named Executive Officers, namely, Mr. Murphy, in connection with the commencement of his employment with us. Details of these grants are contained in the table below under “Grants of Plan Based Awards Fiscal 2016”. Our RSUs and stock options vest over a specified contract date, typically over three and four years, respectively, and do not have any specific performance criteria. With respect to stock option grants, the Board will determine the following, based upon the recommendation of the Compensation Committee: the executive officers entitled to participate in our stock option plan, the number of options to be granted, and any other material terms and conditions of the stock option grant.
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
The severance benefits we offer to our senior executive officers are competitive with similarly situated individuals and companies. We have structured our senior executive officers' change in control benefits as “double trigger” benefits, meaning that the benefits are only paid in the event of, first, a change in control transaction, and second, the loss of employment within one year after the transaction. These benefits attempt to provide an incentive to our senior executive officers to remain employed with the Company in the event of such a transaction.
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
The equity ownership levels are as follows:

CEO	4x base salary
Other senior management	1x base salary
Non-management director	3x annual retainer

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
As of the date of this Annual Report on Form 10-K, Messrs. Barrenechea, Davies, and Majzoub comply with the Share Ownership Guidelines for Fiscal 2016. Messrs. Doolittle and Murphy, each of whom has only become subject to these guidelines within the past five years, have five years from becoming subject to these guidelines to achieve the equity ownership guidelines required by his position.
Directors
With respect to non-management directors, both Common Shares and deferred stock units (DSUs) are counted towards the achievement of the Share Ownership Guidelines. Effective February 2, 2010, the Board adopted the Directors’ Deferred Share Unit Plan (DSU Plan), whereby any non-management director of the Company may elect to defer all or part of his or her retainer and/or fees in the form of common stock equivalents. As of the date of this Annual Report on Form 10-K, all non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details, see the table below titled “Director Compensation for Fiscal 2016”.
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

Summary Compensation Table
The following table sets forth summary information concerning the annual compensation of our Named Executive Officers. All numbers are rounded to the nearest dollar or whole share. Changes in exchange rates will impact payments illustrated below that are made in currencies other than the U.S. dollar. Any Canadian dollar payments included herein have been converted to U.S. dollars at an annual average rate of 0.755310, 0.862713, and 0.934857, for Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)		Total ($)
Mark J. Barrenechea	2016	$945,000	—	$3,658,934	$1,283,437	$923,738	N/A	$22,082	(5)	$6,833,191
Chief Executive Officer and Chief Technology Officer	2015	$847,000	—	$4,578,866	$8,923,671	$1,115,100	N/A	$38,352	(6)	$15,502,989
	2014	$690,247	—	$1,262,914	$524,181	$869,090	N/A	$19,168	(6)	$3,365,600

John M. Doolittle	2016	$377,655	—	$560,347	$196,449	$295,326	N/A	$14,424	(7)	$1,444,201
EVP, Chief Financial Officer	2015	$351,294	—	$1,233,432	$2,379,500	$339,334	N/A	$—	(8)	$4,303,560
	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

Steve Murphy (11)	2016	$297,727	—	$1,579,641	$1,834,275	$300,000	N/A	$—	(8)	$4,011,643
President	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A
	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A

Gordon A. Davies	2016	$314,209	—	$713,431	$250,169	$214,850	N/A	$15,276	(10)	$1,507,935
EVP, Chief Legal Officer and Corporate Development	2015	$358,889	—	$636,878	$202,466	$296,238	N/A	$17,774	(6)	$1,512,245
	2014	$380,591	—	$506,247	$125,222	$253,681	N/A	$—	(8)	$1,265,741

Muhi Majzoub	2016	$356,000	—	$606,276	$212,632	$243,398	N/A	$—	(8)	$1,418,306
EVP, Engineering	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(9)	N/A
	2014	$338,778	—	$325,320	$81,398	$232,193	N/A	$—	(8)	$977,689

(1)
Performance Share Units (PSUs) and Restricted Share Units (RSUs) were granted pursuant to the Fiscal 2018 LTIP and other non- LTIP related grants. The amounts set forth in this column represent the aggregate grant date fair value, as computed in accordance with ASC Topic 718 “Compensation-Stock Compensation” (Topic 718). Grant date fair value may vary from the target value indicated in the table set forth above in the section “Fiscal 2018 LTIP”. For a discussion of the assumptions used in these valuations, see note 12 “Share Capital, Option Plans and Share-based Payments” to our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. For the maximum value that may be received under the PSU awards by each Named Executive Officer, see the “Maximum” column under “Estimated Future Payouts under Equity Incentive Plan Awards” under the “Grants of Plan-Based Awards in Fiscal 2016” table below.

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

(3)	The amounts set forth in this column for Fiscal 2016 represent payments under the short-term incentive plan.

(4)
Except as otherwise indicated the amounts in “All Other Compensation” primarily include (i) medical examinations; (ii) car allowances, (iii) club memberships reimbursed, and (iv) tax preparation and financial advisory fees paid. “All Other Compensation” does not include benefits received by the Named Executive Officers which are generally available to all our salaried employees.

(5)	Represents amounts we paid or reimbursed for Tax, Financial, and Estate Planning.

(6)
For details of the amounts of fees or expenses we paid or reimbursed please refer to Summary Compensation Table in Item 11 of our Annual Report on Form 10-K for the corresponding fiscal years ended June 30, 2015 and June 30, 2014.

(7)	Represents amounts we paid or reimbursed for:
a.    Taxable benefit on annual sales event ($11,192);
b.     Medical Examination ($1,960); and
b.    Other miscellaneous expenses or benefits that are less than 10% of the total amount of perquisites and personal benefits related to Mr. Doolittle.

(8)	The total value of all perquisites and personal benefits for this Named Executive Officer was less than $10,000, and, therefore, excluded.

(9)	The executive officer was not a Named Executive Officer during the fiscal year, and, therefore compensation details have been excluded.

(10)	Represents amounts we paid or reimbursed for:
a.    Taxable benefit on annual sales event ($12,204); and
b.    Club Membership ($3,072)

(11)	The amounts set forth for Mr. Murphy's salary and non-equity incentive awards represent a prorated amount based on Mr. Murphy's date of hire in January 2016 with the Company.
Grants of Plan-Based Awards in Fiscal 2016
The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Options (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/share)	Awards ($)
Mark J. Barrenechea	July 31, 2015	$141,750	$945,000	$2,646,000	114,200	$45.73	$1,283,437
John M. Doolittle	July 31, 2015	$45,319	$302,124	$845,947	17,480	$45.73	$196,449
Steve Murphy (4)	February 11, 2016	N/A	$300,000	N/A	150,000	$47.01	$1,621,530
	February 11, 2016				19,680	$47.01	$212,745
Gordon A. Davies	July 31, 2015	$32,969	$219,795	$615,427	22,260	$45.73	$250,169
Muhi Majzoub	July 31, 2015	$37,350	$249,000	$697,200	18,920	$45.73	$212,632

		Estimated Future Payouts Under Equity Incentive Plan Awards (5)			All Other Stock Awards: Number of Securities Underlying (6)	Grant Date Fair Value of Stock (3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Stock (#)	Awards ($)
Mark J. Barrenechea	August 23, 2015	987	65,820	98,730	32,910	$3,658,934
John M. Doolittle	August 23, 2015	151	10,080	15,120	5,040	$560,347
Steve Murphy	February 11, 2016	141	9,390	14,085	4,690	$674,241
	February 11, 2016				20,000 (7)	$905,400
Gordon A. Davies	August 23, 2015	192	12,830	19,245	6,420	$713,431
Muhi Majzoub	August 23, 2015	164	10,910	16,365	5,450	$606,276

(1)
Represents the threshold, target and maximum estimated payouts under our short-term incentive plan for Fiscal 2016. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Short-Term Incentives” above.

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

(4)
In accordance with the terms of his employment agreement, Mr. Murphy was entitled to 100% of his Fiscal 2016 target award, which has been prorated based on Mr. Murphy's date of hire with the Company in January 2016.

(5)
Represents the threshold, target and maximum estimated payouts under our Fiscal 2018 LTIP PSUs. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2018 LTIP” above.

(6)
Represents the estimated payouts under our Fiscal 2018 LTIP RSUs and other non-LTIP related RSUs granted in Fiscal 2016. For further information, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Fiscal 2018 LTIP” above.

(7)	On February 11, 2016 Mr. Murphy was granted 20,000 RSUs pursuant to his employment agreement. The RSUs vest over two years.

Outstanding Equity Awards at End of Fiscal 2016
The following table sets forth certain information regarding outstanding equity awards held by each Named Executive Officer as of June 30, 2016.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Mark J. Barrenechea	February 3, 2012	505,123	160,000	$30.18	February 3, 2019
	May 3, 2012	100,000	—	$26.22	May 3, 2019
	November 2, 2012	30,246	15,123	$26.37	November 2, 2019
	August 2, 2013	33,802	33,802	$33.17	August 2, 2020
	August 1, 2014	15,968	47,902	$55.65	August 1, 2021
	January 29, 2015	—	200,000	$54.17	January 29, 2022
	January 29, 2015	—	400,000	$54.17	January 29, 2022
	July 31, 2015	—	114,200	$45.73	July 31, 2022
	November 1, 2013					15,058	$890,831
	November 1, 2013							30,116	$1,781,663
	September 4, 2014					18,320	$1,083,811
	September 4, 2014							36,650	$2,168,214
	January 29, 2015					30,000	$1,774,800
	August 23, 2015					32,910	$1,946,956
	August 23, 2015							65,820	$3,893,911

John M. Doolittle	September 8, 2014	37,500	112,500	$57.29	September 8, 2021
	September 8, 2014	3,458	10,372	$57.29	September 8, 2021
	July 31, 2015	—	17,480	$45.73	July 31, 2022
	September 8, 2014					8,333	$492,980
	September 8, 2014					3,530	$208,835
	September 8, 2014							7,050	$417,078
	August 23, 2015					5,040	$298,166
	August 23, 2015							10,080	$596,333

Steve Murphy	February 11, 2016	—	150,000	$47.01	February 11, 2023
	February 11, 2016	—	19,680	$47.01	February 11, 2023
	February 11, 2016					4,690	$277,460

	February 11, 2016							9,390	$555.512
	February 11, 2016					20,000	$1,183,200

Gordon A. Davies	November 2, 2012	7,226	3,612	$26.37	November 2, 2019
	August 2, 2013	4,038	8,074	$33.17	August 2, 2020
	August 1, 2014	3,578	10,732	$55.65	August 1, 2021
	July 31, 2015	—	22,260	$45.73	July 31, 2022
	November 1, 2013					3,598	$212,858
	November 1, 2013							7,194	$425,597
	September 4, 2014					4,110	$243,148
	September 4, 2014							8,210	$485,704
	August 23, 2015					6,420	$379,807
	August 23, 2015							12,830	$759,023

Muhi Majzoub	June 11, 2012	70,000	—	$23.35	June 11, 2019
	November 2, 2012	7,046	2,348	$26.37	November 2, 2019
	August 2, 2013	5,250	5,248	$33.17	August 2, 2020
	August 1, 2014	2,893	8,677	$55.65	August 1, 2021
	July 31, 2015	—	18,920	$45.73	July 31, 2022
	November 1, 2013					2,338	$138,316
	November 1, 2013							4,676	$276,632
	September 4, 2014					3,320	$196,411
	September 4, 2014							6,640	$392,822
	August 23, 2015					5,450	$322,422
	August 23, 2015							10,910	$645,436

(1)
Options in the table above vest annually over a period of 4 years starting from the date of grant, with the exception of 600,000 options granted to the CEO in Fiscal 2015. For additional detail, see “Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long-Term Incentives - Long-Term Equity Grants to CEO” under Item 11 of our Annual Report on Form 10-K for Fiscal 2015.

(2)
Represents each Named Executive Officer's target number of RSUs granted pursuant to the Fiscal 2016, Fiscal 2017, and Fiscal 2018 LTIPs and other RSU grants, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives". These amounts illustrate the market value as of June 30, 2016 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $59.16.

(3)
Represents each Named Executive Officer's target number of PSUs granted pursuant to the Fiscal 2016, Fiscal 2017, and Fiscal 2018 LTIPs, which vest upon the schedules described above in "Compensation Discussion and Analysis - Aligning Officers' Interests with Shareholders' Interests - Long Term Incentives", and the market value as of June 30, 2016 based upon the closing price for the Company's Common Shares as traded on the NASDAQ on such date of $59.16.

As of June 30, 2016, options to purchase an aggregate of 4,177,408 Common Shares had been previously granted and are outstanding under our stock option plans, of which 1,607,188 Common Shares were vested. Options to purchase an additional 2,749,830 Common Shares remain available for issuance pursuant to our 2004 Stock Option Plan and our 1998 Stock Option Plan. Our option pool represents 3.4% of the Common Shares issued and outstanding as of June 30, 2016 on a fully diluted basis.
During Fiscal 2016, the Company granted options to purchase 737,640 Common Shares or 0.6% of the Common Shares issued and outstanding as of June 30, 2016.

Option Exercises and Stock Vested in Fiscal 2016
The following table sets forth certain details with respect to each of the Named Executive Officers concerning the exercise of stock options and vesting of stock in Fiscal 2016:

		Option Awards	Stock Awards (3)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Mark J. Barrenechea	—	$—	69,472	$3,243,343
John M. Doolittle	—	$—	4,167	$190,557
Steve Murphy	—	$—	—	$—
Gordon A. Davies	—	$—	14,208	$658,115
Muhi Majzoub	—	$—	9,234	$427,719

(1)	“Value realized on exercise” is the excess of the market price, at date of exercise, of the shares underlying the options over the exercise price of the options.

(2)	“Value realized on vesting” is the market price of the underlying Common Shares on the vesting date.

(3)
Relates to (i) the vesting of PSUs and RSUs under our Fiscal 2015 LTIP, and (ii) the vesting of RSUs for Messrs. Barrenechea and Doolittle in accordance with the terms of their respective contractual agreements.

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
No Change in Control

No change in control
		Base	Short term incentives (1)	LTIP (2)	Non-LTIP RSUs	Options (3)		Employee and Medical Benefits (4)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	Prorated	100% Vested	Vested	(5)	24 months
John M. Doolittle	Termination without cause or Change in relationship	12 months	12 months	Prorated	100% Vested	Vested		12 months
Steve Murphy	Termination without cause or Change in relationship	12 months	12 months	Prorated	100% Vested	Vested		12 months
Gordon A. Davies	Termination without cause or Change in relationship	12 months	12 months	Prorated	N/A	Vested		12 months
Muhi Majzoub	Termination without cause or Change in relationship	12 months	12 months	Prorated	N/A	Vested		12 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

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

(5)
In addition to Mr. Barrenechea’s right to exercise all options which have vested as of the date of termination for 90 days following such termination, all options granted to Mr. Barrenechea during Fiscal 2012 (Fiscal 2012 Awards) shall continue to vest during the 27 month period following the date of termination and Mr. Barrenechea shall have another 90 days following this period to exercise the Fiscal 2012 Awards. Following these deadlines, all unvested options shall terminate. However, if the triggering event occurs within twelve months of a change in control event, then 100% of all outstanding options and the Fiscal 2012 Awards vest and Mr. Barrenechea shall have 90 days to exercise these options.

Within 12 Months of a Change in Control

Within 12 Months of a Change in Control
		Base	Short term incentives (1)	LTIP	Non-LTIP RSUs	Options (2)		Employee and Medical Benefits (3)
Mark J. Barrenechea	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	100% Vested	(4)	24 months
John M. Doolittle	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	100% Vested		24 months
Steve Murphy	Termination without cause or Change in relationship	24 months	24 months	100% Vested	100% Vested	100% Vested		24 months
Gordon A. Davies	Termination without cause or Change in relationship	24 months	24 months	100% Vested	N/A	100% Vested		24 months
Muhi Majzoub	Termination without cause or Change in relationship	24 months	24 months	100% Vested	N/A	100% Vested		24 months

(1)	Assuming 100% achievement of the expected targets for the fiscal year in which the triggering event occurred.

(2)	For a period of 90 days following the termination date, the Named Executive Officer has the right to exercise all options which are deemed to have vested as of the date of termination.

(3)	Employee and medical benefits provided to each Named Executive Officer immediately prior to the occurrence of the trigger event.

(4)	For Mr. Barrenechea, the accelerated vesting includes 100% vesting of his Fiscal 2012 Awards.
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
Quantitative Estimates of Payments upon Termination or Change in Control
Further information regarding payments to our Named Executive Officers in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on June 30, 2016. Amounts (i) potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, and (ii) earned but unpaid, in both cases, are excluded from the table. The values related to vesting of stock options and awards are based upon the fair market value of our Common Shares of $59.16 per share as reported on the NASDAQ on June 30, 2016, the last trading day of our fiscal year. The other material assumptions made with respect to the numbers reported in the table below are:

•	Payments in Canadian dollars included herein are converted to U.S. dollars using an exchange rate, as of June 30, 2016, of 0.755310; and

•	The salary and incentive payments are calculated based on the amounts of salary and incentive payments which were payable to each Named Executive Officer as of June 30, 2016; and

•
Payments under the LTIPs are calculated as though 100% of Fiscal 2018 LTIP (granted in Fiscal 2016), Fiscal 2017 LTIP (granted in Fiscal 2015), and Fiscal 2016 LTIP (granted in Fiscal 2014) have vested with respect to a termination without cause or change in relationship following a change in control event, and as though a pro-rated amount have vested with respect to no change in control event.

Actual payments made at any future date may vary, including the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as the price of our Common Shares.

Named Executive Officer		Salary ($)	Short-term Incentive Payment ($)	Gain on Vesting of LTIP and Non-LTIP RSUs ($)	Gain on Vesting of Stock Options ($)	Employee Benefits ($)	Total ($)
Mark J. Barrenechea	Termination Without Cause / Change in Relationship with no Change in Control	$1,890,000	$1,890,000	$5,752,399	$4,637,600	$44,163	$14,214,162
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,890,000	$1,890,000	$12,948,586	$10,708,008	$44,163	$27,480,757
John M. Doolittle	Termination Without Cause / Change in Relationship with no Change in Control	$377,655	$302,124	$888,294	$—	$17,882	$1,585,955
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$755,310	$604,248	$2,013,393	$464,527	$35,764	$3,873,242
Steve Murphy	Termination Without Cause / Change in Relationship with no Change in Control	$600,000	$600,000	$1,183,200	$—	$1,544	$2,384,744
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$1,200,000	$1,200,000	$2,016,174	$2,061,612	$3,088	$6,480,874
Gordon A. Davies	Termination Without Cause / Change in Relationship with no Change in Control	$314,209	$219,795	$1,061,226	$—	$18,594	$1,613,824
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$628,418	$439,590	$2,506,135	$664,942	$37,188	$4,276,273
Muhi Majzoub	Termination Without Cause / Change in Relationship with no Change in Control	$356,000	$249,000	$762,687	$—	$5,622	$1,373,309
	Termination Without Cause / Change in Relationship, within 12 months following a Change in Control	$712,000	$498,000	$1,972,039	$497,965	$11,244	$3,691,248

Director Compensation for Fiscal 2016
The following table sets forth summary information concerning the annual compensation received by each of the non-management directors of OpenText for the fiscal year ended June 30, 2016.

	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
P. Thomas Jenkins (3)	$—	$530,136	$—	$—	N/A	$—		$530,136
Randy Fowlie (4)	$61,750	$306,708	$—	$—	N/A	$—		$368,458
Gail E. Hamilton (5)	$79,000	$240,239	$—	$—	N/A	$—		$319,239
Brian J. Jackman (6)	$65,000	$228,709	$—	$—	N/A	$—		$293,709
Stephen J. Sadler (7)	$—	$296,749	$—	$—	N/A	$770,279	(11)	$1,067,028
Michael Slaunwhite (8)	$8,250	$334,898	$—	$—	N/A	$—		$343,148
Katharine B. Stevenson (9)	$—	$314,803	$—	$—	N/A	$—		$314,803
Deborah Weinstein (10)	$—	$333,602	$—	$—	N/A	$—		$333,602

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

(2)
In Fiscal 2016, Messrs. Jenkins, Fowlie, Jackman, Sadler, and Slaunwhite and Mses. Hamilton, Stevenson and Weinstein received 11,491, 6,615, 4,941, 6,405, 7,222, 5,181, 6,804, and 7,199 DSUs, respectively. The amounts set forth in this column represents the amount recognized as the aggregate grant date fair value of equity-based compensation awards, inclusive of DSU dividend equivalents, as calculated in accordance with ASC Topic 718. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards. For a discussion of the assumptions used in this valuation, see note 12 “Share Capital, Option Plan and Share-based Payments” to our consolidated financial statements.

(3)	As of June 30, 2016, Mr. Jenkins holds no options and 28,415 DSUs. Mr. Jenkins serves as Chairman of the Board.

(4)	As of June 30, 2016, Mr. Fowlie holds no options and 29,280 DSUs.

(5)	As of June 30, 2016, Ms. Hamilton holds 12,200 options and 23,197 DSUs.

(6)	As of June 30, 2016, Mr. Jackman holds 36,600 options and 18,077 DSUs.

(7)	As of June 30, 2016, Mr. Sadler holds no options and 26,861 DSUs.

(8)	As of June 30, 2016, Mr. Slaunwhite holds no options and 34,200 DSUs.

(9)	As of June 30, 2016, Ms. Stevenson holds 11,000 options and 25,189 DSUs.

(10)	As of June 30, 2016, Ms. Weinstein holds no options and 31,873 DSUs.

(11)
During Fiscal 2016, Mr. Sadler received $770,279 in consulting fees, paid or payable in cash, for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Directors who are salaried officers or employees receive no compensation for serving as directors. Mr. Barrenechea was the only employee director in Fiscal 2016. The material terms of our director compensation arrangements are as follows:

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

The Board has adopted a DSU Plan which is available to any non-management director of the Company. In Fiscal 2016, certain directors elected to receive DSUs instead of a cash payment for his or her directors’ fees. In addition to the scheduled fee arrangements set forth in the table above, whether paid in cash or DSUs, non-management directors also receive an annual DSU grant representing the long term component of their compensation. The amount of the annual DSU grant is discretionary; however, historically, the amount of this grant has been determined and updated on a periodic basis with the assistance of the Compensation Committee and the compensation consultant and benchmarked against director compensation for comparable companies. DSUs granted as compensation for directors fees vest immediately whereas the annual DSU grant vests at the Company’s next annual general meeting. No DSUs are payable by the Company until the director ceases to be a member of the Board.
As with its employees, the Company believes that granting compensation to directors in the form of equity, such as DSUs, promotes a greater alignment of long-term interests between directors of the Company and the shareholders of the Company. During Fiscal 2016, no stock options were granted to non-management directors and the Company has taken the position that non-management directors will receive DSUs instead of stock options where granting of equity awards is appropriate. All non-management directors have exceeded the Share Ownership Guidelines applicable to them, which is three times their annual retainer. For further details of our Share Ownership Guidelines as they relate to directors, see “Share Ownership Guidelines” above.
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
The following table sets forth certain information as of June 30, 2016 regarding Common Shares beneficially owned by the following persons or companies: (i) each person or company known by us to be the beneficial owner of approximately 5% or more of our outstanding Common Shares, (ii) each director of our Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed below have sole investment and voting power with respect to such Common Shares, subject to community property laws where applicable.
The number and percentage of shares beneficially owned as exhibited in Item 12 is based on filings made in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting or investment power and also any shares of Common Shares underlying options or warrants that are exercisable by that person within 60 days of June 30, 2016. Unless otherwise indicated, the address of each person or entity named in the table is “care of” Open Text Corporation, 275 Frank Tompa Drive, Waterloo, Ontario, Canada, N2L 0A1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares Outstanding
Jarislowsky, Fraser Ltd. (1) 1010 Sherbrooke St. West, Montreal QC H3A 2R7	8,587,438	7.07%
Caisse de Depot et Placement du Quebec (1) 1000 Place Jean-Paul Riopelle, Montreal H2Z 2B3	7,278,400	6.00%
FMR LLC (1) 82 Devonshire Street Boston, Massachusetts 02109	5,708,688	4.70%
P. Thomas Jenkins (2)	1,869,289	1.52%
Mark J. Barrenechea (3)	838,258	*
Michael Slaunwhite (4)	246,442	*
Randy Fowlie (5)	138,522	*
Muhi Majzoub (6)	111,447	*
Stephen J. Sadler (7)	97,503	*
Brian J. Jackman (8)	74,319	*
Katharine B. Stevenson (9)	55,631	*
Gail E. Hamilton (10)	38,039	*
Deborah Weinstein (11)	37,515	*
John M. Doolittle (12)	47,453	*
Gordon A. Davies (13)	44,555	*
Steve Murphy	—	*
All executive officers and directors as a group (14)	3,784,054	3.08%

*	Less than 1%

(1)
Information regarding the shares outstanding is based on information filed in Schedule 13G, 13F, or Schedule 13G/A with the SEC. The percentage of Common Shares outstanding is calculated using the total shares outstanding as of June 30, 2016.

(2)	Includes 1,847,302 Common Shares owned, and 21,987 deferred stock units (DSUs) which are exercisable.

(3)	Includes 91,700 Common Shares owned, 685,139 options which are exercisable, and 61,419 options which will become exercisable within 60 days of June 30, 2016.

(4)	Includes 216,600 Common Shares owned, and 29,842 DSUs which are exercisable.

(5)	Includes 113,600 Common Shares owned, and 24,922 DSUs which are exercisable.

(6)	Includes 16,011 Common Shares owned, 85,189 options which are exercisable, and 10,247 options which will become exercisable within 60 days of June 30, 2016.

(7)	Includes 75,000 Common Shares owned and 22,503 DSUs which are exercisable.

(8)	Includes 24,000 Common Shares owned, 36,600 options which are exercisable, and 13,719 DSUs which are exercisable.

(9)	Includes 23,800 Common Shares owned, 11,000 options which are exercisable, and 20,831 DSUs which are exercisable.

(10)	Includes 7,000 Common Shares owned, 12,200 options which are exercisable, and 18,839 DSUs which are exercisable.

(11)	Includes 10,000 Common Shares owned, and 27,515 DSUs which are exercisable.

(12)	Includes 2,125 Common Shares owned, 40,958 options which are exercisable, and 4,370 options which will become exercisable within 60 days of June 30, 2016.

(13)	Includes 16,533 Common Shares owned, 14,842 options which are exercisable, and 13,180 options which will become exercisable within 60 days of June 30, 2016.

(14)	Includes 2,455,375 Common Shares owned, 1,019,046 options which are exercisable, 129,475 options which will become exercisable within 60 days of June 30, 2016, and 180,158 DSUs which are exercisable.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth summary information relating to our various stock compensation plans as of June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	4,177,408	$43.87	2,749,830
Equity compensation plans not approved by security holders :
Under deferred stock unit awards	217,092	n/a	—
Under performance stock unit awards	241,232	n/a	—
Under restricted stock unit awards	486,994	n/a	—
Total	5,122,726	n/a	2,749,830
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
Our procedure regarding the approval of any related party transaction is that the material facts of such transaction shall be reviewed by the independent members of our Audit Committee and the transaction approved by a majority of the independent members of our Audit Committee. The Audit Committee reviews all transactions wherein we are, or will be a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate: whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person's interest in the transaction; the benefits to the company of the proposed transaction; if applicable, the effects on a director's independence; and if applicable, the availability of other sources of comparable services or products.
The Board has determined that all directors, except Messrs. Barrenechea, Jenkins and Sadler, meet the independence requirements under the NASDAQ Listing Rules and qualify as “independent directors” under those Listing Rules. Mr. Barrenechea is not considered independent by virtue of being our Chief Executive Officer and Chief Technology Officer. Subject to compliance with the rules of NASDAQ and the Canadian Securities Administrators, Mr. Jenkins will be considered an “independent director” as of January 1, 2017 (which is three years following termination of his last employment with the Company). See “Transactions with Related Persons” below with respect to payments made to Mr. Sadler. Each of the members of our Compensation Committee, Audit Committee and Corporate Governance and Nominating Committee is an independent director.
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
During Fiscal 2016, Mr. Sadler received approximately CAD $1.0 million in consulting fees from OpenText (equivalent to $0.8 million USD), inclusive of bonus fees for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

Item 14.	Principal Accountant Fees and Services
The aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG LLP, for Fiscal 2016 and Fiscal 2015 were:
Audit Fees
Audit fees were $3.8 million for Fiscal 2016 and $2.5 million for Fiscal 2015. Such fees were primarily for professional services rendered for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, (c) audit services related to mergers and acquisitions, and (d) services related to statutory audits where applicable.
Audit-Related Fees
Audit-related fees were approximately $0.1 million for Fiscal 2016 and $0.2 million for Fiscal 2015. Audit-related fees were primarily for assurance and related services, such as the review of non-periodic filings with the SEC.
Tax Fees
The total fees for tax services were approximately $0.03 million for Fiscal 2016 and $0.04 million for Fiscal 2015. These fees were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.
Other Fees
None.
Pre-Approval Policy
OpenText's Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from our independent registered public accounting firm be approved in advance by the Audit Committee or a delegate of the Audit Committee (in this regard). The Audit Committee has delegated the pre-approval responsibility to the Chair of the Audit Committee. All services that KPMG LLP provided to us in Fiscal 2016 and Fiscal 2015 have been pre-approved by the Audit Committee.
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
4.3
Registration Rights Agreement, dated as of November 4, 2013, by and among Open Text Corporation and the principal stockholders named therein, and for the benefit of the holders (as defined therein). (20)

4.4
Indenture, dated as of January 15, 2015, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon (as successor to Citibank, N.A.), as U.S. trustee, and BNY Trust Company of Canada (as successor to Citi Trust Company Canada), as Canadian trustee (including form of 5.625% Senior Notes due 2023). (26)

4.5
Indenture, dated as of May 31, 2016, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee (including form of 5.875% Senior Notes due 2026). (30)

10.1*	1998 Stock Option Plan. (8)
10.2*	Form of Indemnity Agreement between the Company and certain of its officers dated September 7, 2006. (9)
10.3*	Consulting Agreement between Steven Sadler and SJS Advisors Inc. and the Company, dated May 3, 2005. (10)
10.4*	Open Text Corporation Directors' Deferred Share Unit Plan effective February 2, 2010. (11)
10.5
Amended and Restated Credit Agreement among Open Text Corporation and certain of its subsidiaries, the Lenders, Barclays Bank PLC, Royal Bank of Canada, Barclays Capital and RBC Capital Markets, dated as of November 9, 2011. (12)

10.6*	2004 Stock Option Plan, as amended September 27, 2012. (15)
10.7*	OpenText Corporation Long-Term Incentive Plan 2015 for eligible employees, effective October 3, 2012. (16)
10.8*	Employment Agreement, dated October 30, 2012 between Mark Barrenechea and the Company. (16)
10.9*
Amendment No. 1 to the Employment Agreement between Mark J. Barrenechea and the Company dated January 24, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (17)

10.10*	Employment Agreement, as of December 19, 2012, between Gordon A. Davies and the Company. (18)
10.11	Commitment Letter, dated as of November 4, 2013, by and among Barclays Bank PLC, Royal Bank of Canada and Open Text Corporation. (20)
10.12
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

10.13
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

10.14
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

10.15	Tender and Voting Agreement, dated as of December 5, 2014, by and among Open Text Corporation, Asteroid Acquisition Corporation and certain stockholders of Actuate. (24)
10.16*	Employment Agreement, dated November 30, 2012, between Muhi Majzoub and the Company. (23)
10.17*	Employment Agreement, dated July 30, 2014, between John M. Doolittle and the Company. (23)
10.18*
Amendment No. 2 to the Employment Agreement between Mark J. Barrenechea and the Company dated July 30, 2013 (amending the Employment Agreement between Mark J. Barrenechea and the Company dated October 30, 2012). (23)

10.20*	Employment Agreement, dated October 13, 2014, between David Jamieson and the Company. (27)
10.21*	Employment Agreement, dated December 21, 2015, among the Company, Open Text Inc. and Stephen F. Murphy. (28)
10.22*	Amended and Restated Employee Stock Purchase Plan (29)
12.1	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferences
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
(27) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on July 29, 2015 and incorporated herein by reference.
(28) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 24, 2015 and incorporated herein by reference.
(29) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 2, 2015 and incorporated herein by reference.
(30) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 31, 2016 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Open Text Corporation

We have audited the accompanying consolidated balance sheets of Open Text Corporation as of June 30, 2016 and June 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Open Text Corporation as of June 30, 2016 and June 30, 2015, and its consolidated results of operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Open Text Corporation adopted new accounting pronouncements, related to the retrospective presentation of deferred income tax assets and liabilities as non-current and the retrospective presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, in the year ended June 30, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Open Text Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 26, 2016 expressed an unqualified opinion on the effectiveness of Open Text Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
July 26, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Open Text Corporation

We have audited Open Text Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Open Text Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Open Text Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Open Text Corporation acquired ANXe Business Corporation during Fiscal 2016, and management excluded from its assessment of the effectiveness of Open Text Corporation’s internal control over financial reporting as of June 30, 2016, ANXe Business Corporation’s internal control over financial reporting associated with total assets of $131 million and total revenues of $7 million included in the consolidated financial statements of Open Text Corporation as of and for the year ended June 30, 2016. Our audit of internal control over financial reporting of Open Text Corporation also excluded an evaluation of the internal control over financial reporting of ANXe Business Corporation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Open Text Corporation as of June 30, 2016 and June 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated July 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
July 26, 2016

OPEN TEXT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	June 30, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$1,283,757	$699,999
Short-term investments	11,839	11,166
Accounts receivable trade, net of allowance for doubtful accounts of $6,740 as of June 30, 2016 and $5,987 as of June 30, 2015 (note 3)	285,904	284,131
Income taxes recoverable (note 14)	31,752	21,151
Prepaid expenses and other current assets	59,021	53,191
Total current assets	1,672,273	1,069,638
Property and equipment (note 4)	183,660	160,419
Goodwill (note 5)	2,325,586	2,161,592
Acquired intangible assets (note 6)	646,240	679,479
Deferred tax assets (note 14)	241,161	181,587
Other assets (note 7)	53,697	54,946
Deferred charges (note 8)	22,776	37,265
Long-term income taxes recoverable (note 14)	8,751	8,404
Total assets	$5,154,144	$4,353,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$257,450	$241,370
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	373,549	358,066
Income taxes payable (note 14)	32,030	17,001
Total current liabilities	671,029	624,437
Long-term liabilities:
Accrued liabilities (note 9)	29,848	34,682
Deferred credits (note 8)	8,357	12,943
Pension liability (note 11)	61,993	56,737
Long-term debt (note 10)	2,137,987	1,549,370
Deferred revenues	37,461	28,223
Long-term income taxes payable (note 14)	149,041	151,484
Deferred tax liabilities (note 14)	79,231	65,647
Total long-term liabilities	2,503,918	1,899,086
Shareholders’ equity:
Share capital (note 12)
121,404,677 and 122,293,986 Common Shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively; Authorized Common Shares: unlimited	817,788	808,010
Additional paid-in capital	147,280	126,417
Accumulated other comprehensive income	46,310	51,828
Retained earnings	992,546	863,015
Treasury stock, at cost (633,647 shares at June 30, 2016 and 625,725 at June 30, 2015, respectively)	(25,268)	(19,986)
Total OpenText shareholders' equity	1,978,656	1,829,284
Non-controlling interests	541	523
Total shareholders’ equity	1,979,197	1,829,807
Total liabilities and shareholders’ equity	$5,154,144	$4,353,330
Guarantees and contingencies (note 13)
Related party transactions (note 22)
Subsequent events (note 23)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	Year Ended June 30,
	2016	2015	2014
Revenues:
License	$283,710	$294,266	$305,846
Cloud services and subscriptions	601,018	605,309	373,400
Customer support	746,409	731,797	707,024
Professional service and other	193,091	220,545	238,429
Total revenues	1,824,228	1,851,917	1,624,699
Cost of revenues:
License	10,296	12,899	13,161
Cloud services and subscriptions	244,021	237,310	142,193
Customer support	89,861	94,456	96,068
Professional service and other	155,584	172,742	189,403
Amortization of acquired technology-based intangible assets (note 6)	74,238	81,002	69,917
Total cost of revenues	574,000	598,409	510,742
Gross profit	1,250,228	1,253,508	1,113,957
Operating expenses:
Research and development	194,057	196,491	176,834
Sales and marketing	344,235	373,610	346,941
General and administrative	140,397	162,728	142,080
Depreciation	54,929	50,906	35,237
Amortization of acquired customer-based intangible assets (note 6)	113,201	108,239	81,023
Special charges (note 17)	34,846	12,823	31,314
Total operating expenses	881,665	904,797	813,429
Income from operations	368,563	348,711	300,528
Other income (expense), net	(1,423)	(28,047)	3,941
Interest and other related expense, net	(76,363)	(54,620)	(27,934)
Income before income taxes	290,777	266,044	276,535
Provision for income taxes (note 14)	6,282	31,638	58,461
Net income for the period	$284,495	$234,406	$218,074
Net (income) loss attributable to non-controlling interests	(18)	(79)	51
Net income attributable to OpenText	$284,477	$234,327	$218,125
Earnings per share—basic attributable to OpenText (note 21)	$2.34	$1.92	$1.82
Earnings per share—diluted attributable to OpenText (note 21)	$2.33	$1.91	$1.81
Weighted average number of Common Shares outstanding—basic	121,463	122,092	119,674
Weighted average number of Common Shares outstanding—diluted	122,038	122,957	120,576
Dividends declared per Common Share	$0.8300	$0.7175	$0.6225
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

	Year Ended June 30,
	2016	2015	2014
Net income for the period	$284,495	$234,406	$218,074
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(3,318)	15,690	(2,779)
Unrealized gain (loss) on cash flow hedges:
Unrealized (loss)	(2,574)	(6,064)	(357)
Loss reclassified into net income	2,956	5,710	3,242
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial loss	(3,374)	(3,302)	(841)
Amortization of actuarial loss into net income	347	357	294
Unrealized net gain (loss) on short-term investments	445	(12)	—
Unrealized gain on marketable securities (Actuate)	—	1,906	—
Release of unrealized gain on marketable securities (Actuate)	—	(1,906)	—
Total other comprehensive income (loss), net, for the period	(5,518)	12,379	(441)
Total comprehensive income	278,977	246,785	$217,633
Comprehensive (income) loss attributable to non-controlling interests	(18)	(79)	51
Total comprehensive income attributable to OpenText	$278,959	$246,706	$217,684

See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars and shares)

	Common Shares		Treasury Stock		Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2013	118,058	$651,642	(1,222)	$(29,074)	$101,865	$572,885	$39,890	$—	$1,337,208
Issuance of Common Shares
Under employee stock option plans	1,043	22,221	—	—	—	—	—	—	22,221
Under employee stock purchase plans	62	2,338	—	—	—	—	—	—	2,338
In connection with acquisitions	2,595	116,777	—	—	—	—	—	—	116,777
Equity issuance costs	—	(144)	—	—	—	—	—	—	(144)
Share-based compensation	—	—	—	—	19,906	—	—	—	19,906
Income tax effect related to share-based compensation	—	—	—	—	1,844	—	—	—	1,844
Purchase of treasury stock	—	—	(25)	(1,275)	—	—	—	—	(1,275)
Issuance of treasury stock	—	—	484	11,217	(11,217)	—	—	—	—
Dividend	—	—	—	—	—	(74,693)	—	—	(74,693)
Other comprehensive income (loss) - net	—	—	—	—	—	—	(441)	—	(441)
Non-controlling interest	—	—	—	—	—	—	—	352	352
Net income for the year	—	—	—	—	—	218,125	—	(51)	218,074
Balance as of June 30, 2014	121,758	$792,834	(763)	$(19,132)	$112,398	$716,317	$39,449	$301	$1,642,167
Issuance of Common Shares
Under employee stock option plans	476	12,159	—	—	—	—	—	—	12,159
Under employee stock purchase plans	59	3,017	—	—	—	—	—	—	3,017
Share-based compensation	—	—	—	—	22,047	—	—	—	22,047
Income tax effect related to share-based compensation	—	—	—	—	1,675	—	—	—	1,675
Purchase of treasury stock	—	—	(240)	(10,557)	—	—	—	—	(10,557)
Issuance of treasury stock	—	—	377	9,703	(9,703)	—	—	—	—
Dividends	—	—	—	—	—	(87,629)	—	—	(87,629)
Other comprehensive income - net	—	—	—	—	—	—	12,379	—	12,379
Non-controlling interest	—	—	—	—	—	—	—	143	143
Net income for the year	—	—	—	—	—	234,327	—	79	234,406
Balance as of June 30, 2015	122,293	$808,010	(626)	$(19,986)	$126,417	$863,015	$51,828	$523	$1,829,807
Issuance of Common Shares
Under employee stock option plans	468	14,576	—	—	—	—	—	—	14,576
Under employee stock purchase plans	120	5,027	—	—	—	—	—	—	5,027
Share-based compensation	—	—	—	—	25,978	—	—	—	25,978
Income tax effect related to share-based compensation	—	—	—	—	230	—	—	—	230
Purchase of treasury stock	—	—	(225)	(10,627)	—	—	—	—	(10,627)
Issuance of treasury stock	—	—	217	5,345	(5,345)	—	—	—	—
Common Shares repurchased	(1,476)	(9,825)	—	—	—	(55,684)	—	—	(65,509)
Dividends	—	—	—	—	—	(99,262)	—	—	(99,262)
Other comprehensive income - net	—	—	—	—	—	—	(5,518)	—	(5,518)
Non-controlling interest	—	—	—	—	—	—	—	—	—
Net income for the year	—	—	—	—	—	284,477	—	18	284,495
Balance as of June 30, 2016	121,405	$817,788	(634)	$(25,268)	$147,280	$992,546	$46,310	$541	$1,979,197

OPEN TEXT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income for the period	$284,495	$234,406	$218,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	242,368	240,147	186,177
Share-based compensation expense	25,978	22,047	19,906
Excess tax benefits on share-based compensation expense	(230)	(1,675)	(1,844)
Pension expense	4,577	4,796	3,232
Amortization of debt issuance costs	4,678	4,556	3,191
Amortization of deferred charges and credits	9,903	10,525	11,307
Loss on sale and write down of property and equipment	1,108	1,368	15
Release of unrealized gain on marketable securities to income	—	(3,098)	—
Write off of unamortized debt issuance costs	—	2,919	—
Deferred taxes	(54,461)	(14,578)	(12,334)
Changes in operating assets and liabilities:
Accounts receivable	8,985	43,189	(17,186)
Prepaid expenses and other current assets	316	(3,534)	11,146
Income taxes	6,294	2,933	11,308
Deferred charges and credits	—	—	9,870
Accounts payable and accrued liabilities	(5,671)	(22,714)	(36,478)
Deferred revenue	(4,781)	6,775	16,601
Other assets	2,163	(5,031)	(5,858)
Net cash provided by operating activities	525,722	523,031	417,127
Cash flows from investing activities:
Additions of property and equipment	(70,009)	(77,046)	(42,268)
Proceeds from maturity of short-term investments	11,297	17,017	—
Purchase of CEM Business	(152,711)	—	—
Purchase of ANXe Business Corporation	(104,570)	—	—
Purchase of Daegis Inc., net of cash acquired	(22,146)	—	—
Purchase of Actuate Corporation, net of cash acquired	(8,153)	(291,800)	—
Purchase of Informative Graphics Corporation, net of cash acquired	(3,464)	(35,180)	—
Purchase of GXS Group, Inc., net of cash acquired	—	—	(1,076,886)
Purchase of Cordys Holding BV, net of cash acquired	—	—	(30,588)
Purchase of ICCM Professional Services Limited, net of cash acquired	(2,027)	—	—
Purchase of a division of Spicer Corporation	—	(222)	—
Purchase of patents	—	—	(192)
Purchase consideration for prior period acquisitions	—	(590)	(887)
Other investing activities	(9,393)	(10,574)	(2,547)
Net cash used in investing activities	(361,176)	(398,395)	(1,153,368)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	230	1,675	1,844
Proceeds from issuance of Common Shares	20,097	15,240	24,808
Proceeds from long-term debt	600,000	800,000	800,000
Repayment of long-term debt and revolver	(8,000)	(530,284)	(45,911)
Debt issuance costs	(6,765)	(18,271)	(16,685)
Equity issuance costs	—	—	(144)
Common Shares repurchased	(65,509)	—	—
Purchase of Treasury Stock	(10,627)	(10,126)	(1,275)
Payments of dividends to shareholders	(99,262)	(87,629)	(74,693)
Net cash provided by financing activities	430,164	170,605	687,944
Foreign exchange gain (loss) on cash held in foreign currencies	(10,952)	(23,132)	5,742
Increase (decrease) in cash and cash equivalents during the period	583,758	272,109	(42,555)
Cash and cash equivalents at beginning of the period	699,999	427,890	470,445
Cash and cash equivalents at end of the period	$1,283,757	$699,999	$427,890
Supplemental cash flow disclosures (note 20)
See accompanying Notes to Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2016
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of June 30, 2016, were 90%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
These Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Daegis Inc. (Daegis), with effect from November 23, 2015, certain customer experience software and services assets and liabilities acquired from HP Inc. (CEM Business), with effect from April 30, 2016, and ANXe Business Corporation (ANX) with effect from May 1, 2016 (see note 18).
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements. These estimates, judgments and assumptions are evaluated on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. In particular, significant estimates, judgments and assumptions include those related to: (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) testing of goodwill for impairment, (iv) the valuation of acquired intangible assets, (v) the valuation of long-lived assets, (vi) the recognition of contingencies, (vii) restructuring accruals, (viii) acquisition accruals and pre-acquisition contingencies, (ix) the realization of investment tax credits, (x) the valuation of stock options granted and obligations related to share-based payments, including the valuation of our long-term incentive plan, (xi) the valuation of pension assets and obligations, and (xii) accounting for income taxes.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation including the reclassification related to a change in the method of allocating certain operating expenses within the Company. As a result of such reclassifications, the following expenses have been reclassified for Fiscal 2015 and Fiscal 2014 as follows:

	Year Ended June 30,
	2015	2014
Reclassifications within cost of revenue
Decrease to cost of revenue - Cloud services and subscriptions	$(2,409)	$(473)
Increase (decrease) to cost of revenue - Customer support	$(310)	$89
Decrease to cost of revenue - Professional services and other	$(657)	$(544)
Reclassifications within operating expenses
Decrease to operating expense - General and administrative	$(314)	$(370)
Increase to operating expense - Sales and marketing	$3,690	$1,298
There was no change to income from operations, net income or net income per share in any of the periods presented as a result of these reclassifications.

NOTE 2—ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Policies
Cash and cash equivalents
Cash and cash equivalents include balances with banks as well as deposits that have terms to maturity of three months or less. Cash equivalents are recorded at cost and typically consist of term deposits, commercial paper, certificates of deposit and short-term interest bearing investment-grade securities of major banks in the countries in which we operate.
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
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. We evaluate the creditworthiness of our customers prior to order fulfillment and based on these evaluations, we adjust our credit limit to the respective customer. In addition to these evaluations, we conduct on-going credit evaluations of our customers' payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based upon the aging of accounts, our historical collection experience and current economic expectations. To date, the actual losses have been within our expectations. No single customer accounted for more than 10% of the accounts receivable balance as of June 30, 2016 and 2015.
Property and equipment
Property and equipment are stated at the lower of cost or net realizable value, and shown net of depreciation which is computed on a straight-line basis over the estimated useful lives of the related assets. Gains and losses on asset disposals are taken into income in the year of disposition. Fully depreciated property and equipment are retired from the consolidated balance sheet when they are no longer in use. We did not recognize any significant property impairment charges in Fiscal 2016, Fiscal 2015, or Fiscal 2014. The following represents the estimated useful lives of property and equipment:

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
As of June 30, 2016 and 2015 our capitalized software development costs were $53.5 million and $38.6 million, respectively. Our additions, relating to capitalized software development costs, incurred during Fiscal 2016 and Fiscal 2015 were $14.9 million and $18.6 million, respectively.
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
We have not recorded any impairment charges for long-lived assets during Fiscal 2016, Fiscal 2015 and Fiscal 2014.
Business combinations
We apply the provisions of ASC Topic 805, “Business Combinations” (Topic 805), in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities, including contingent consideration where applicable, assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement, particularly since these assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies.As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill in the period identified. Furthermore, when valuing certain intangible assets that we have acquired, critical estimates may be made relating to, but not limited to: (i) future expected cash flows from software license sales, cloud SaaS and PaaS contracts, support agreements, consulting agreements and other customer contracts (ii) the acquired company's brand and competitive position, as well as assumptions about the period of time that the acquired brand will continue to be used in the combined company's product portfolio, and (iii) discount rates. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded to our consolidated statements of operations.
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
Our annual impairment analysis of goodwill was performed as of April 1, 2016. Our qualitative assessment indicated that there were no indications of impairment and therefore there was no impairment of goodwill required to be recorded for Fiscal 2016 (no impairments were recorded for Fiscal 2015 and Fiscal 2014).
Derivative financial instruments
We use derivative financial instruments to manage foreign currency rate risk. We account for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (Topic 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments' fair values be recognized in earnings; unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income, net of tax, in our accompanying Consolidated Balance Sheets. Any ineffective or excluded portion of a designated cash flow hedge, if applicable, was recognized in our Consolidated Statements of Income.

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
Cloud services and subscriptions revenues
Cloud services and subscription revenues consist of (i) software as a service offerings (ii) managed service arrangements and  (iii) subscription revenues relating to on premise offerings.  The customer contracts for each of these three offerings are long term contracts (greater than twelve months) and are based on the customer’s usage over the contract  period. The revenue associated with such  contracts is recognized once usage has been measured, the fee is fixed and determinable and collection is probable.
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
Long-term sales contracts
We may enter into certain long-term sales contracts involving the sale of integrated solutions that include the modification and customization of software and the provision of services that are essential to the functionality of the other elements in this arrangement. As prescribed by ASC Topic 985-605, we recognize revenues from such arrangements in accordance with the contract accounting guidelines in ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (Topic 605-35), after evaluating for separation of any non-Topic 605-35 elements in accordance with the provisions of ASC Topic 605-25, “Multiple-Element Arrangements” (Topic 605-25).
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
Research and development costs
Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed are expensed as incurred unless they meet the criteria for deferral and amortization, as described in ASC Topic 985-20, “Costs of Software to be Sold, Leased, or Marketed” (Topic 985-20). In accordance with Topic 985-20, costs related to research, design and development of products are charged to expense as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers. In our historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result, we do not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.
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
The fair value of our total long-term debt approximates its carrying value since the interest rate is at market.
We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to our derivative financial instruments that we are required to carry at fair value pursuant to other accounting standards (see note 15 for more details).
Foreign currency
Our Consolidated Financial Statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effect of foreign currency translation adjustments not affecting net income are included in Shareholders' equity under the “Cumulative translation adjustment” account as a component of “Accumulated other comprehensive income”. Transactional foreign currency gains (losses) included in the Consolidated Statements of Income under the line item “Other income (expense) net” for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $(1.9) million, $(31.0) million and $4.0 million, respectively.

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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this filing on Form 10-K for the year ended June 30, 2016, we do not believe that the outcomes of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized (see note 13 for more details).
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
Accounting for Pensions, post-retirement and post-employment benefits
Pension expense is accounted for in accordance with ASC Topic 715, “Compensation-Retirement Benefits” (Topic 715). Pension expense consists of: actuarially computed costs of pension benefits in respect of the current year of service, imputed returns on plan assets (for funded plans) and imputed interest on pension obligations. The expected costs of post retirement benefits, other than pensions, are accrued in the Consolidated Financial Statements based upon actuarial methods and assumptions. The over-funded or under-funded status of defined benefit pension and other post retirement plans are recognized as an asset or a liability (with the offset to “Accumulated Other Comprehensive Income”, net of tax, within “Shareholders' equity”), respectively, on the Consolidated Balance Sheets (see note 11 for more details).

Recent Accounting Pronouncements
Financial Instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter for our fiscal year ending June 30, 2021, with earlier adoption permitted beginning in the first quarter of our fiscal year ending June 30, 2020. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01 “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). This update requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. ASU 2016-01 is effective for our fiscal year ending June 30, 2019. We are currently evaluating the impact of the pending adoption of ASU 2016-01 on our Consolidated Financial Statements.
Share-based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for us during the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former ASC Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows.
Income Taxes - Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This update eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, under ASU 2015-17, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We have early adopted this standard in the fourth quarter of Fiscal 2016 on a retrospective basis. Prior periods have been retrospectively adjusted. As a result of the adoption of ASU 2015-17, the following adjustments were made:

Year Ended June 30, 2015
Reclassifications within Total Assets
Decrease to current deferred tax assets	$(30,711)
Increase to long-term deferred tax assets	$26,176
Reclassifications within Total Liabilities
Decrease to current deferred tax liabilities	$997
Decrease to long-term deferred tax liabilities	$3,538
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This update amended Accounting Standards Codification (ASC) Topic 805 “Business Combinations” to simplify the presentation of adjustments to the initial purchase price allocation identified during the measurement period of a business combination. ASU 2015-16 requires that the acquirer record, in the reporting period in which the adjustment amounts are determined, the effect on earnings of changes in depreciation, amortization or their income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. During the third quarter of Fiscal 2016 we early adopted ASU 2015-16. The early adoption of ASU 2015-16 did not have an impact on our Consolidated Financial Statements for this period.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03 "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). This update amended the ASC Subtopic 835-30, "Interest - Imputation of Interest" to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We early adopted ASU 2015-03 in the fourth quarter of Fiscal 2016 and reclassified $34.0 million and $30.6 million of debt issuance costs from Other assets to Long-term debt in our Consolidated Balance Sheet as of June 30, 2016 and June 30, 2015, respectively.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the effect that the pending adoption of the above mentioned ASUs will have on our Consolidated Financial Statements and related disclosures. Although it is expected to have a significant impact on our revenue recognition policies and disclosures, we have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2013	$4,871
Bad debt expense	3,081
Write-off /adjustments	(3,225)
Balance as of June 30, 2014	4,727
Bad debt expense	5,346
Write-off /adjustments	(4,086)
Balance as of June 30, 2015	5,987
Bad debt expense	5,908
Write-off /adjustments	(5,155)
Balance as of June 30, 2016	$6,740
Included in accounts receivable are unbilled receivables in the amount of $35.6 million as of June 30, 2016 (June 30, 2015—$26.7 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,462	$(12,505)	$7,957
Office equipment	823	(226)	597
Computer hardware	134,688	(89,351)	45,337
Computer software	51,991	(25,134)	26,857
Capitalized software development costs	53,540	(16,830)	36,710
Leasehold improvements	57,061	(30,743)	26,318
Land and buildings	48,529	(8,645)	39,884
Total	$367,094	$(183,434)	$183,660

	As of June 30, 2015
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$17,571	$(11,334)	$6,237
Office equipment	1,532	(879)	653
Computer hardware	110,076	(72,479)	37,597
Computer software	37,981	(17,525)	20,456
Capitalized software development costs	38,576	(7,353)	31,223
Leasehold improvements	53,391	(29,458)	23,933
Land and buildings	47,525	(7,205)	40,320
Total	$306,652	$(146,233)	$160,419

NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2014:

Balance as of June 30, 2014	$1,940,082
Acquisition of Informative Graphics Corporation (note 18)	23,936
Acquisition of Actuate Corporation (note 18)	197,352
Adjustments relating to prior acquisitions	222
Balance as of June 30, 2015	2,161,592
Acquisition of Daegis Inc. (note 18)	8,045
Acquisition of CEM Business (note 18)	90,712
Acquisition of ANXe Business Corporation (note 18)	65,237
Balance as of June 30, 2016	$2,325,586

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Technology Assets	$359,573	$(155,848)	$203,725
Customer Assets	790,506	(347,991)	442,515
Total	$1,150,079	$(503,839)	$646,240

	As of June 30, 2015
	Cost	Accumulated Amortization	Net
Technology Assets	$428,724	$(210,862)	$217,862
Customer Assets	716,525	(254,908)	461,617
Total	$1,145,249	$(465,770)	$679,479
The above balances as of June 30, 2016 have been reduced to reflect the impact of intangible assets relating to acquisitions where the gross cost has become fully amortized during the year ended June 30, 2016. The impact of this resulted in a reduction of $129.3 million related to Technology Assets and $20.1 million related to Customer Assets.
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2017	$191,523
2018	178,804
2019	151,405
2020	79,891
2021	11,575
2022 and beyond	33,042
Total	$646,240

NOTE 7—OTHER ASSETS

	As of June 30, 2016	As of June 30, 2015
Deposits and restricted cash	$10,715	$12,137
Deferred implementation costs	18,116	13,736
Cost basis investments	18,062	11,386
Marketable securities	—	9,108
Long-term prepaid expenses and other long-term assets	6,804	8,579
Total	$53,697	$54,946
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
Marketable securities are classified as available for sale securities and are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income. As of June 30, 2016, all of our marketable securities are recorded as short-term investments.
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2016	As of June 30, 2015
Accounts payable—trade*	$35,804	$15,558
Accrued salaries and commissions	77,813	83,888
Accrued liabilities	113,272	107,870
Accrued interest on Senior Notes	23,562	20,625
Amounts payable in respect of restructuring and other Special charges	5,109	12,065
Asset retirement obligations	1,890	1,364
Total	$257,450	$241,370
*Accounts payable - trade has increased primarily as a result of an active working capital management program.
Long-term accrued liabilities

	As of June 30, 2016	As of June 30, 2015
Amounts payable in respect of restructuring and other Special charges	$3,986	$2,034
Other accrued liabilities*	19,138	24,826
Asset retirement obligations	6,724	7,822
Total	$29,848	$34,682
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.

Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of June 30, 2016, the present value of this obligation was $8.6 million (June 30, 2015—$9.2 million), with an undiscounted value of $9.2 million (June 30, 2015—$9.8 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of June 30, 2016	As of June 30, 2015
Total debt
Senior Notes 2026	$600,000	$—
Senior Notes 2023	800,000	800,000
Term Loan B	780,000	788,000
Total principal payments due	2,180,000	1,588,000
Less:
Debt issuance costs	(34,013)	(30,630)
Total amount outstanding	2,145,987	1,557,370

Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$2,137,987	$1,549,370
Senior Unsecured Fixed Rate Notes
Senior Notes 2026
On May 31, 2016, we issued $600 million in aggregate principal amount of 5.875% Senior Notes due 2026 (Senior Notes 2026) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2026 bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2016. Senior Notes 2026 will mature on June 1, 2026, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2016, we recorded interest expense of $2.9 million, relating to Senior Notes 2026.
Senior Notes 2023
On January 15, 2015, we issued $800 million in aggregate principal amount of 5.625% Senior Notes due 2023 (Senior Notes 2023) in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. Senior Notes 2023 bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. Senior Notes 2023 will mature on January 15, 2023, unless earlier redeemed, in accordance with their terms, or repurchased.
For the year ended June 30, 2016, we recorded interest expense of $45.0 million, relating to Senior Notes 2023 (year ended June 30, 2015—$20.6 million).
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
For the year ended June 30, 2016, we recorded interest expense of $25.9 million, relating to Term Loan B (year ended June 30, 2015—$26.1 million; June 30, 2014—$11.9 million).
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of June 30, 2016, we have not drawn any amounts on the Revolver.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of June 30, 2016 and June 30, 2015:

	As of June 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,450	$589	$28,861
GXS Germany defined benefit plan	24,729	772	23,957
GXS Philippines defined benefit plan	7,341	30	7,311
Other plans	3,330	1,466	1,864
Total	$64,850	$2,857	$61,993

	As of June 30, 2015
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$26,091	$575	$25,516
GXS Germany defined benefit plan	22,420	774	21,646
GXS Philippines defined benefit plan	7,025	26	6,999
Other plans	2,751	175	2,576
Total	$58,287	$1,550	$56,737
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets (see Note 9).
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of June 30, 2016, there is approximately $0.6 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Germany Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of June 30, 2016, there is approximately $0.2 million in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the next fiscal year.
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $35.2 thousand as of June 30, 2016, no additional contributions have been made since the inception of the plan. If actuarial gains or losses are in excess of 10% of the projected benefit obligation, such gains or losses will be amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of June 30, 2016				As of June 30, 2015
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$26,091	$22,420	$7,025	$55,536	$29,344	$24,182	$5,276	$58,802
Service cost	422	359	1,628	2,409	452	360	1,518	2,330
Interest cost	610	543	314	1,467	735	625	289	1,649
Benefits paid	(534)	(770)	(190)	(1,494)	(495)	(793)	(78)	(1,366)
Actuarial (gain) loss	3,299	2,564	(1,145)	4,718	1,676	2,701	201	4,578
Foreign exchange (gain)	(438)	(387)	(291)	(1,116)	(5,621)	(4,655)	(181)	(10,457)
Benefit obligation—end of period	29,450	24,729	7,341	61,520	26,091	22,420	7,025	55,536
Less: Current portion	(589)	(772)	(30)	(1,391)	(575)	(774)	(26)	(1,375)
Non-current portion of benefit obligation	$28,861	$23,957	$7,311	$60,129	$25,516	$21,646	$6,999	$54,161

The following are details of net pension expense relating to the following pension plans:

	Year Ended June 30,
	2016				2015				2014
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$422	$359	$1,628	$2,409	$452	$360	$1,518	$2,330	$458	$173	$724	$1,355
Interest cost	610	543	314	1,467	735	625	289	1,649	877	408	125	1,410
Amortization of actuarial gains and losses	425	23	—	448	403	—	—	403	278	—	—	278
Net pension expense	$1,457	$925	$1,942	$4,324	$1,590	$985	$1,807	$4,382	$1,613	$581	$849	$3,043

In determining the fair value of the pension plan benefit obligations as of June 30, 2016 and June 30, 2015, respectively, we used the following weighted-average key assumptions:

	As of June 30, 2016			As of June 30, 2015
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	7.00%
Pension increases	1.75%	2.00%	4.75%	1.75%	2.00%	3.50%
Discount rate	1.56%	1.56%	4.25%	2.36%	2.54%	4.75%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	N/A	7.90%	—%	N/A	7.90%
to age 25	—%	N/A	5.70%	—%	N/A	5.70%
to age 30	1.00%	N/A	4.10%	1.00%	N/A	4.10%
to age 35	0.50%	N/A	2.90%	0.50%	N/A	2.90%
to age 40	—%	N/A	1.90%	—%	N/A	1.90%
to age 45	0.50%	N/A	1.40%	0.50%	N/A	1.40%
to age 50	0.50%	N/A	—%	0.50%	N/A	—%
from age 51	1.00%	N/A	—%	1.00%	N/A	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017	$589	$772	$30
2018	630	863	37
2019	705	922	96
2020	771	973	59
2021	853	987	84
2022 to 2026	5,041	5,456	1,243
Total	$8,589	$9,973	$1,549
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the year ended June 30, 2016, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.8300, per Common Share, in the aggregate amount of $99.3 million, which we paid during the same period.
For the year ended June 30, 2015, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.7175, per Common Share, in the aggregate amount of $87.6 million.
For the year ended June 30, 2014, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.6225, per Common Share, in the aggregate amount of $74.7 million.

Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Treasury Stock
Repurchase
During the year ended June 30, 2016, we repurchased 225,000 Common Shares for approximately $10.6 million, for potential reissuance under our LTIP or other plans. (June 30, 2015—repurchased 240,222 Common Shares for $10.6 million, June 30, 2014—repurchased 25,760 Common Shares for $1.3 million). See below for more details on our various plans.
Reissuance
During the year ended June 30, 2016, we reissued 217,078 Common Shares, respectively, from treasury stock (June 30, 2015—377,775, June 30, 2014—484,238 Common Shares), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 28, 2015, our board of directors (the Board) authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan). Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the year ended June 30, 2016, we repurchased and cancelled 1,476,248 Common Shares for approximately $65.5 million under our Share Repurchase Plan (June 30, 2015—nil, June 30, 2014—nil). Of the $65.5 million repurchased, $55.7 million was recorded to retained earnings to reflect the difference between the market price of Common Shares repurchased and its book value.
On July 26, 2016, our Board of Directors authorized a new share repurchase plan for the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid.
Option Plans
A summary of stock options outstanding under our various stock option plans is set forth below. All numbers shown in the chart below have been adjusted, where applicable, to account for the two-for-one stock splits that occurred on October 22, 2003 and February 18, 2014.

	1998 Stock Option Plan	2004 Stock Option Plan
Date of inception	Jun-98	Oct-04
Eligibility	Eligible employees and directors, as determined by the Board of Directors	Eligible employees and directors, as determined by the Board of Directors
Options granted to date	15,828,580	13,463,382
Options exercised to date	(10,718,360)	(6,154,402)
Options cancelled to date	(5,110,220)	(3,131,572)
Options outstanding	—	4,177,408
Termination grace periods	Immediately “for cause”; 90 days for any other reason; 180 days due to death	Immediately “for cause”; 90 days for any other reason; 180 days due to death
Vesting schedule	25% per year, unless other- wise specified	25% per year, unless other- wise specified
Exercise price range	n/a	$18.67 - $57.30
Expiration dates	n/a	10/29/2016 to 4/30/2023

The following table summarizes information regarding stock options outstanding at June 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of options Outstanding as of June 30, 2016	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of options Exercisable as of June 30, 2016	Weighted Average Exercise Price
$18.67	-	$26.37	412,823	2.44	$24.80	383,488	$24.68
27.26	-	29.64	130,000	3.41	28.47	87,500	28.51
30.18	-	30.19	665,123	2.60	30.18	505,123	30.18
31.76	-	45.73	563,132	5.39	41.35	90,836	32.96
47.01	-	49.04	256,680	6.20	47.48	28,750	49.04
50.08	-	50.09	816,250	4.58	50.08	366,250	50.08
51.16	-	54.17	790,500	5.52	53.65	47,625	52.03
55.12	-	55.65	226,570	5.27	55.50	56,658	55.50
55.99	-	56.00	152,500	6.83	55.99	—	—
57.29	-	57.30	163,830	5.19	57.29	40,958	57.29
$18.67	-	$57.30	4,177,408	4.56	$43.87	1,607,188	$36.03
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Year Ended June 30,
	2016	2015	2014
Stock options	$13,202	$12,193	7,883
Performance Share Units (issued under LTIP)	2,688	2,287	4,643
Restricted Share Units (issued under LTIP)	5,086	4,574	2,062
Restricted Share Units (fully vested)	—	—	3,300
Restricted Share Units (other)	1,573	955	470
Deferred Share Units (directors)	2,764	2,038	1,548
Employee Share Purchase Plan	665	—	$—
Total share-based compensation expense	$25,978	$22,047	$19,906
Summary of Outstanding Stock Options
As of June 30, 2016, an aggregate of 4,177,408 options to purchase Common Shares were outstanding and an additional 2,749,830 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans for the year ended June 30, 2016 and 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2015	4,375,365	$42.26
Granted	737,640	48.17
Exercised	(468,295)	31.13
Forfeited or expired	(467,302)	48.33
Outstanding at June 30, 2016	4,177,408	$43.87	4.56	$63,862
Exercisable at June 30, 2016	1,607,188	$36.03	3.41	$37,167

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2014	4,273,226	$36.35
Granted	1,368,410	54.33
Exercised	(476,103)	25.54
Forfeited or expired	(790,168)	41.25
Outstanding at June 30, 2015	4,375,365	$42.26	4.96	$22,153
Exercisable at June 30, 2015	1,309,484	$32.32	3.48	$13,635
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Year Ended June 30,
	2016	2015	2014
Weighted–average fair value of options granted	$11.38	$13.46	$11.55
Weighted-average assumptions used:
Expected volatility	31.76%	31.74%	32.00%
Risk–free interest rate	1.31%	1.41%	1.34%
Expected dividend yield	1.62%	1.23%	1.32%
Expected life (in years)	4.33	4.33	4.36
Forfeiture rate (based on historical rates)	5%	5%	5%
Average exercise share price	$48.17	$54.33	$46.52
Derived service period (in years)*	N/A	2.07	N/A
*Options valued using Monte Carlo Valuation Method
As of June 30, 2016, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $24.7 million, which will be recognized over a weighted-average period of approximately 2.3 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.

For the year ended June 30, 2016, cash in the amount of $14.6 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the year ended June 30, 2016 from the exercise of options eligible for a tax deduction was $0.8 million.
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
As of June 30, 2016, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $12.9 million, which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Share Units (RSUs)
During the year ended June 30, 2016, we granted 61,036 RSUs to employees in accordance with employment and other agreements (June 30, 2015—45,000, June 30, 2014—nil). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.

During the year ended June 30, 2016, we issued 15,000 Common Shares from our treasury stock, with a cost of $0.3 million, in connection with the settlement of vested RSUs (June 30, 2015—22,222 with a cost of $1.3 million, June 30, 2014—22,222 with a cost of $0.5 million).
Deferred Stock Units (DSUs)
During the year ended June 30, 2016, we granted 55,858 DSUs to certain non-employee directors (June 30, 2015—38,052, June 30, 2014—42,298). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
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
In accordance with the Amendments, during the year ended June 30, 2016, 80,273 Common Shares were eligible for issuance to employees enrolled in the ESPP, after factoring a purchase price discount of 15%. Any Common Shares that have been issued under the ESPP prior to the purchase period commencing on January 1, 2016 were issued at a purchase price discount of 5%.
During the year ended June 30, 2016, cash in the amount of approximately $5.5 million was received from employees relating to the ESPP (June 30, 2015—$3.1 million, June 30, 2014—$2.6 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	July 1, 2016— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long-term debt obligations	$2,961,817	$113,854	$226,916	$954,797	$1,666,250
Operating lease obligations*	184,798	42,374	65,095	40,738	36,591
Purchase obligations	7,543	5,635	1,787	121	—
	$3,154,158	$161,863	$293,798	$995,656	$1,702,841
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
Occasionally, we enter into financial guarantees with third parties in the ordinary course of our business, including, among others, guarantees relating to taxes and letters of credit on behalf of parties with whom we conduct business. Such agreements have not had a material effect on our results of operations, financial position or cash flows.
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
If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss in accordance with Topic 450-20. As of the date of this Annual Report on Form 10-K, the aggregate of such estimated losses was not material to our consolidated financial position or result of operations and we do not believe as of the date of this filing that it is reasonably possible that a loss exceeding the amounts already recognized will be incurred that would be material to our consolidated financial position or results of operations.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of June 30, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.5 million as of June 30, 2016. We currently have in place a bank guarantee in the amount of $3.7 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $4.9 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended June 30,
	2016	2015	2014
Domestic income (loss)	$(80,066)	$(26,927)	$(11,623)
Foreign income	370,843	292,971	288,158
Income before income taxes	$290,777	$266,044	$276,535
The provision for income taxes consisted of the following:

	Year Ended June 30,
	2016	2015	2014
Current income taxes (recoveries):
Domestic	$(3,119)	$(839)	$1,424
Foreign	63,862	47,055	69,371
	60,743	46,216	70,795
Deferred income taxes (recoveries):
Domestic	(44,569)	3,390	5,901
Foreign	(9,892)	(17,968)	(18,235)
	(54,461)	(14,578)	(12,334)
Provision for income taxes	$6,282	$31,638	$58,461
A reconciliation of the combined Canadian federal and provincial income tax rate with our effective income tax rate is as follows:

	Year Ended June 30,
	2016	2015	2014
Expected statutory rate	26.5%	26.5%	26.5%
Expected provision for income taxes	$77,056	$70,501	$73,282
Effect of foreign tax rate differences	(71,478)	(57,017)	(52,577)
Change in valuation allowance	(34,999)	6,617	3,281
Amortization of deferred charges	11,316	10,525	11,307
Effect of permanent differences	10,711	1,321	7,643
Effect of changes in unrecognized tax benefits	(264)	(1,800)	13,214
Effect of withholding taxes	3,457	3,045	2,234
Difference in tax filings from provision	8,959	1,657	(2,581)
Other items	1,524	(3,211)	2,658
	$6,282	$31,638	$58,461
Substantially all the tax rate differential for international jurisdictions was driven by earnings in Luxembourg.
The effective tax rate decreased to 2.2% for the year ended June 30, 2016, compared to 11.9% for the year ended June 30, 2015. The decrease to tax expense of $25.4 million was primarily the result of a decrease in valuation allowance relating to our deferred tax assets in the amount of $41.6 million, offset by an increase in the effect of permanent differences in the amount of $9.4 million and tax filings in excess of amounts previously recorded of $8.0 million. The remainder of the differences were due to normal course movements and non-material items.

The decrease in the valuation allowance of $41.6 million is primarily attributable to the Company's reorganization of intellectual property in the first quarter of Fiscal 2017, as well as the integration of recently completed acquisitions, supporting the assessment that the Company will more likely than not realize the value of certain deferred tax assets within a reasonable timeframe. For more details see note 23 “Subsequent Events".
We have approximately $53.3 million of domestic non-capital loss carryforwards. In addition, we have $621.8 million of foreign non-capital loss carryforwards of which $63.2 million have no expiry date. The remainder of the domestic and foreign losses expires between 2017 and 2036. In addition, investment tax credits of $45.9 million will expire between 2027 and 2036.
The primary components of the deferred tax assets and liabilities are as follows, for the periods indicated below:

	June 30,
	2016	2015
Deferred tax assets
Non-capital loss carryforwards	$230,936	$223,812
Capital loss carryforwards	473	3,470
Undeducted scientific research and development expenses	92,595	80,804
Depreciation and amortization	20,977	25,974
Restructuring costs and other reserves	16,008	17,271
Deferred revenue	72,537	75,067
Other	41,985	47,581
Total deferred tax asset	$475,511	$473,979
Valuation allowance	$(88,208)	$(133,459)
Deferred tax liabilities
Scientific research and development tax credits	$(11,478)	$(6,831)
Acquired intangibles	(145,891)	(180,457)
Other	(68,004)	(37,292)
Deferred tax liabilities	$(225,373)	$(224,580)
Net deferred tax asset	$161,930	$115,940
Comprised of:
Long-term assets	241,161	181,587
Long-term liabilities	(79,231)	(65,647)
	$161,930	$115,940
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
The aggregate changes in the balance of our gross unrecognized tax benefits (including interest and penalties) were as follows:

Unrecognized tax benefits as of July 1, 2014	$190,219
Increases on account of current year positions	5,881
Increases on account of prior year positions	1,376
Decreases due to settlements with tax authorities	(3,084)
Decreases due to lapses of statutes of limitations	(14,143)
Unrecognized tax benefits as of July 1, 2015	$180,249
Increases on account of current year positions	4,669
Increases on account of prior year positions	8,366
Decreases due to settlements with tax authorities	(1,147)
Decreases due to lapses of statutes of limitations	(17,652)
Unrecognized tax benefits as of June 30, 2016	$174,485

Included in the above tabular reconciliation are unrecognized tax benefits of $23.5 million relating to deferred tax assets in jurisdictions in which these deferred tax assets are offset with valuation allowances. The net unrecognized tax benefit excluding these deferred tax assets is $150.9 million as of June 30, 2016 (June 30, 2015—$155.1 million).
We recognize interest expense and penalties related to income tax matters in income tax expense.
For the years ended June 30, 2016, 2015 and 2014, we recognized the following amounts as income tax-related interest expense and penalties:

	Year Ended June 30,
	2016	2015	2014
Interest expense	$6,534	$4,451	$6,969
Penalties expense (recoveries)	(2,761)	(2,032)	287
Total	$3,773	$2,419	$7,256
As of June 30, 2016 and 2015, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of June 30, 2016	As of June 30, 2015
Interest expense accrued *	$34,476	$28,827
Penalties accrued *	$1,615	$5,040

*	These balances have been included within "Long-term income taxes payable" within the Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of June 30, 2016, could decrease tax expense in the next 12 months by $3.8 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2008 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
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

As at June 30, 2016, we have provided $15.9 million (June 30, 2015—$12.1 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and Luxembourg subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
		Fair Market Measurements using:				Fair Market Measurements using:
	June 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2015	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$11,839	n/a	$11,839	n/a	$20,274	n/a	$20,274	n/a
Derivative financial instrument asset (note 16)	792	n/a	792	n/a	273	n/a	273	n/a
	$12,631	n/a	$12,631	n/a	$20,547	n/a	$20,547	n/a
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended June 30, 2016 and 2015, no indications of impairment were identified and therefore no fair value measurements were required.
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years June 30, 2016 and 2015, we did not have any transfers between Level 1, Level 2 or Level 3.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
A summary of our short-term investments outstanding as of June 30, 2016 and 2015 is as follows:

	As of June 30, 2016				As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$11,406	$436	$(3)	$11,839	$20,286	$2	$(14)	$20,274

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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of June 30, 2016, is recorded within "Prepaid expenses and other current assets”.
As of June 30, 2016, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $33.2 million (June 30, 2015—$76.4 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Consolidated Balance Sheets (see note 15)

		As of June 30, 2016	As of June 30, 2015
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$792	$273
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Year Ended June 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(3,502)	Operating expenses	$(4,021)	N/A	$—

Year Ended June 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(8,252)	Operating expenses	$(7,769)	N/A	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other miscellaneous charges.

	Year Ended June 30,
	2016	2015	2014
Fiscal 2015 Restructuring Plan	$22,179	$8,218	$—
OpenText/GXS Restructuring Plan	(3,427)	8,163	19,306
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(108)	(1,809)	7,492
Acquisition-related costs	7,710	4,462	10,074
Other charges (recoveries)	8,492	(6,211)	(5,558)
Total	$34,846	$12,823	$31,314
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
As of June 30, 2016, we expect total costs to be incurred in conjunction with the Fiscal 2015 Restructuring Plan to be approximately $32.0 to $35.0 million, of which $30.4 million has already been recorded within Special charges (recoveries) to date. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the years ended June 30, 2016 and 2015 are shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2015	$3,842	$2,126	$5,968
Accruals and adjustments	17,249	4,930	22,179
Cash payments	(17,290)	(2,361)	(19,651)
Foreign exchange	(656)	351	(305)
Balance as of June 30, 2016	$3,145	$5,046	$8,191

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance as of June 30, 2014	$—	$—	$—
Accruals and adjustments	6,015	2,203	8,218
Cash payments	(2,135)	(61)	(2,196)
Foreign exchange	(38)	(16)	(54)
Balance as of June 30, 2015	$3,842	$2,126	$5,968
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
Since the inception of the plan $24.1 million has been recorded within Special charges. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the years ended June 30, 2016 and 2015 are shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Other	Total
Balance as of June 30, 2015	$2,846	$4,436	$—	$7,282
Accruals and adjustments	(1,878)	(1,549)	—	(3,427)
Cash payments	(648)	(1,715)	—	(2,363)
Foreign exchange	(205)	(566)	—	(771)
Balance as of June 30, 2016	$115	$606	$—	$721

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Other	Total
Balance as of June 30, 2014	$5,051	$6,028	$—	$11,079
Accruals and adjustments	5,244	1,159	1,760	8,163
Cash payments	(6,848)	(2,914)	(1,760)	(11,522)
Foreign exchange	(601)	163	—	(438)
Balance as of June 30, 2015	$2,846	$4,436	$—	$7,282

Acquisition-related costs
Included within "Special charges (recoveries)" for the year ended June 30, 2016 are costs incurred directly in relation to acquisitions in the amount of $7.7 million (June 30, 2015—$4.5 million, June 30, 2014—$10.1 million).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system. The project is expected to be completed within our fiscal year ended June 30, 2017.
For the year ended June 30, 2016, we incurred costs of $8.5 million relating to this project (June 30, 2015—nil, June 30, 2014—nil).
Other costs
For the year ended June 30, 2016, "Other costs" primarily include (i) a charge of $4.8 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and costs incurred to reorganize certain legal entities including consolidation of intellectual property, (ii) $1.1 million relating to assets disposed in connection with a restructured facility and (iii) $0.3 million of other miscellaneous charges. These charges were offset by (i) a recovery of $5.7 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred and (ii) a recovery of $0.5 million relating to interest and pre-acquisition liabilities being released on becoming statute barred.
Included within "Other charges (recoveries)" for the year ended June 30, 2015 is (i) a recovery of $11.5 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred and (ii) a recovery of $1.4 million relating to interest released on certain pre-acquisition liabilities. These recoveries were offset by (i) $2.9 million relating to the write-off of unamortized debt issuance costs associated with the repayment of a $600 million term loan facility, (ii) $2.1 million relating to post-business combination compensation obligations associated with the acquisition of Actuate Corporation and (iii) $1.2 million relating to a reduction in leasehold improvements associated with a restructured facility. The remaining amounts relate to miscellaneous other charges.
Included within "Other charges (recoveries)" for the year ended June 30, 2014 is a net recovery of $7.0 million relating to a reduction of certain pre-acquisition tax liabilities, along with the associated interest accrual. This recovery was offset by a charge of $1.4 million relating to a settlement agreement reached in connection with the acquisition of IXOS Software AG in February 2004.
NOTE 18—ACQUISITIONS
Fiscal 2016 Acquisitions
Acquisition of ANXe Business Corporation
On May 1, 2016, we acquired all of the equity interest in ANXe Business Corporation (ANX), a leading provider of cloud-based information exchange services to the automotive and healthcare industries, for approximately $104.6 million. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition will strengthen our industry presence and reach in the automotive and healthcare industries through strong customer relationships and targeted business partner collaboration solutions.
The results of operations of ANX have been consolidated with those of OpenText beginning May 1, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of May 1, 2016, are set forth below:

Current assets	$9,712
Non-current tangible assets	511
Intangible customer assets	49,700
Intangible technology assets	5,600
Liabilities assumed	(26,190)
Total identifiable net assets	39,333
Goodwill	65,237
Net assets acquired	$104,570

The goodwill of $65.2 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $7.0 million is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $5.7 million. The gross amount receivable was $5.8 million of which $0.1 million of this receivable was expected to be uncollectible.
The finalization of the purchase price allocation is pending the finalization of the fair value for taxation-related balances and for potential adjustments to assets and liabilities. We expect to finalize this determination on or before March 31, 2017.
Acquisition-related costs for ANX included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2016 were $0.9 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2016, since the date of acquisition.
Purchase of an Asset Group Constituting a Business
On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million, of which $7.3 million is currently held back and unpaid in accordance with the terms of the purchase agreement. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition will complement our current software portfolio, particularly our Customer Experience Management and Cloud offerings.
The results of operations of this acquisition have been consolidated with those of OpenText beginning April 30, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of April 30, 2016, are set forth below:

Current assets	$2,333
Non-current tangible assets	12,041
Intangible customer assets	33,000
Intangible technology assets	47,000
Liabilities assumed	(25,086)
Total identifiable net assets	69,288
Goodwill	90,712
Net assets acquired	$160,000
The goodwill of $90.7 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $77.0 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the fair value for assets acquired, including intangible assets and liabilities assumed.
Acquisition-related costs for CEM Business included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2016 were $2.8 million.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2016 since the date of acquisition.

Acquisition of Daegis Inc.
On November 23, 2015, we acquired all of the equity interest in Daegis Inc. (Daegis), a global information governance, data migration solutions and development company, based in Texas, United States. Total consideration for Daegis was $23.3 million ($22.1 million - net of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to strengthen our current information governance capabilities.
We recognized $8.0 million of goodwill associated with this acquisition, which is primarily attributable to the synergies that are expected to arise after the acquisition. This goodwill is expected to be deductible for tax purposes.
Acquisition-related costs for Daegis included in Special charges (recoveries) in the Consolidated Statements of Income for the year ended June 30, 2016 was $1.1 million.
The results of operations of Daegis have been consolidated with those of OpenText beginning November 23, 2015.
The acquisition had no significant impact on revenues and net earnings for the year ended June 30, 2016 since the date of acquisition.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations either individually or in aggregate.
Fiscal 2015 Acquisitions
Acquisition of Actuate Corporation
On January 16, 2015, we acquired all of the outstanding common stock of Actuate, based in San Francisco, California, United States. Actuate was a leader in personalized analytics and insights and we believe the acquisition complements our OpenText EIM Suite. In accordance with Topic 805, this acquisition was accounted for as a business combination.
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

Acquisition of Informative Graphics Corporation
On January 2, 2015, we acquired all of the equity interest in Informative Graphics Corporation (IGC), based in Scottsdale, Arizona, United States. IGC was a leading developer of viewing, annotation, redaction and publishing commercial software. Total consideration for IGC was $40.0 million ($38.7 million - net of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition enables OpenText to engineer solutions that further increase a user's experience within our OpenText EIM Suite.
The results of operations of IGC were consolidated with those of OpenText beginning January 2, 2015.
No portion of the goodwill recorded upon the acquisition of IGC is expected to be deductible for tax purposes.
Fiscal 2014 Acquisitions
GXS Group, Inc.
On January 16, 2014, we acquired all of the equity interest in GXS, a Delaware corporation and leader in cloud-based, business-to-business (B2B) integration. The acquisition combined OpenText's Information Exchange portfolio with GXS' portfolio of B2B integration services and managed services. Total consideration for GXS was $1.2 billion, inclusive of the issuance of 2,595,042 OpenText Common Shares. In accordance with Topic 805, this acquisition was accounted for as a business combination.
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
Cordys Holding B.V.
On August 15, 2013, we acquired all of the equity interest in Cordys Holding B.V. (Cordys), a leading provider of Business Process Management (BPM) and case management solutions, offered on one platform with cloud, mobile, and social capabilities, based in Putten, the Netherlands. Total consideration for Cordys was $33.2 million paid in cash ($30.6 million - net of cash acquired). In accordance with Topic 805, this acquisition was accounted for as a business combination.
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
The following table sets forth the distribution of revenues, by significant geographic area, for the periods indicated:

	Year Ended June 30,
	2016	2015	2014
Revenues:
Canada	$107,217	$113,780	$117,225
United States	915,615	887,895	725,852
United Kingdom	185,631	201,059	169,511
Germany	155,201	169,538	162,966
Rest of Europe	270,114	267,702	255,419
All other countries	190,450	211,943	193,726
Total revenues	$1,824,228	$1,851,917	$1,624,699
The following table sets forth the distribution of long-lived assets, representing property and equipment and intangible assets, by significant geographic area, as of the periods indicated below.

	As of June 30, 2016	As of June 30, 2015
Long-lived assets:
Canada	$145,927	$64,622
United States	546,788	653,576
United Kingdom	20,042	10,988
Germany	4,878	5,320
Rest of Europe	76,560	73,905
All other countries	35,705	31,487
Total	$829,900	$839,898
NOTE 20—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended June 30,
	2016		2015	2014
Cash paid during the period for interest	$72,058	(1)	$34,658	$26,697
Cash received during the period for interest	$3,659		$3,905	$2,463
Cash paid during the period for income taxes	$40,431		$25,870	$39,834
(1) We issued Senior Notes 2023 on January 15, 2015. Interest owing on Senior Notes 2023 is payable semi-annually, with the first payment of $22.5 million made on July 15, 2015 (see note 10).

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

	Year Ended June 30,
	2016	2015	2014
Basic earnings per share
Net income attributable to OpenText	$284,477	$234,327	$218,125
Basic earnings per share attributable to OpenText	$2.34	$1.92	$1.82
Diluted earnings per share
Net income attributable to OpenText	$284,477	$234,327	$218,125
Diluted earnings per share attributable to OpenText	$2.33	$1.91	$1.81
Weighted-average number of shares outstanding
Basic	121,463	122,092	119,674
Effect of dilutive securities	575	865	902
Diluted	122,038	122,957	120,576
Excluded as anti-dilutive*	2,729	1,859	880
* Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 22—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of the Audit Committee and the transaction be approved by a majority of the independent members of the Audit Committee. The Audit Committee reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the year ended June 30, 2016, Mr. Stephen Sadler, a director, earned $0.8 million (June 30, 2015—$0.5 million, June 30, 2014—$0.7 million) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 23—SUBSEQUENT EVENTS
Internal Reorganization
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management.
A material tax benefit, currently expected to be several hundred million dollars, associated with the recognition of a net deferred tax asset is expected to be realized upon the completion of the IP reorganization in the first quarter of Fiscal 2017. This is anticipated to have a material impact of reducing our tax provision in Fiscal 2017 as well as our consolidated income tax rate in Fiscal 2017.

Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on July 26, 2016, a dividend of $0.23 per Common Share. The record date for this dividend is August 26, 2016 and the payment date is September 16, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

Acquisition of Recommind Inc.
On July 20, 2016, we closed our previously announced acquisition of Recommind Inc. (Recommind), a leading provider of eDiscovery and information analytics, by acquiring all of its equity interests for approximately $170 million. Recommind's SaaS and managed services solutions deliver insight from unstructured data to help people make better, faster business decisions. The financial results of Recommind will be consolidated from the closing date in our financial statements for the first quarter of Fiscal 2017.

Share Repurchase Plan
On July 26, 2016, our Board of Directors authorized a new share repurchase plan for the repurchase of up to $200 million of our Common Shares, pursuant to a normal course issuer bid.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: July 27, 2016

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

DIRECTORS

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Director, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	July 27, 2016
Mark J. Barrenechea
/S/ P. THOMAS JENKINS	Chairman of the Board	July 27, 2016
P. Thomas Jenkins
/S/ RANDY FOWLIE	Director	July 27, 2016
Randy Fowlie
/S/ GAIL E. HAMILTON	Director	July 27, 2016
Gail E. Hamilton
/S/ BRIAN J. JACKMAN	Director	July 27, 2016
Brian J. Jackman
/S/ DEBORAH WEINSTEIN	Director	July 27, 2016
Deborah Weinstein
/S/ STEPHEN J. SADLER	Director	July 27, 2016
Stephen J. Sadler
/S/ MICHAEL SLAUNWHITE	Director	July 27, 2016
Michael Slaunwhite
/S/ KATHARINE B. STEVENSON	Director	July 27, 2016
Katharine B. Stevenson