Form 10-Q
period 2016-09-30
OPEN TEXT CORP
filed 2016-11-03
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2016, there were 121,542,227 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	September 30, 2016	June 30, 2016
ASSETS	(unaudited)
Cash and cash equivalents	$834,944	$1,283,757
Short-term investments	2,726	11,839
Accounts receivable trade, net of allowance for doubtful accounts of $7,270 as of September 30, 2016 and $6,740 as of June 30, 2016 (note 3)	297,537	285,904
Income taxes recoverable (note 14)	19,954	31,752
Prepaid expenses and other current assets	70,643	59,021
Total current assets	1,225,804	1,672,273
Property and equipment (note 4)	181,728	183,660
Goodwill (note 5)	2,595,614	2,325,586
Acquired intangible assets (note 6)	831,197	646,240
Deferred tax assets (note 14)	1,100,897	241,161
Other assets (note 7)	65,533	53,697
Deferred charges (note 8)	62,512	22,776
Long-term income taxes recoverable (note 14)	9,025	8,751
Total assets	$6,072,310	$5,154,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$233,536	$257,450
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	389,890	373,549
Income taxes payable (note 14)	39,203	32,030
Total current liabilities	670,629	671,029
Long-term liabilities:
Accrued liabilities (note 9)	31,481	29,848
Deferred credits (note 8)	7,589	8,357
Pension liability (note 11)	63,691	61,993
Long-term debt (note 10)	2,137,276	2,137,987
Deferred revenues	46,247	37,461
Long-term income taxes payable (note 14)	145,787	149,041
Deferred tax liabilities (note 14)	90,381	79,231
Total long-term liabilities	2,522,452	2,503,918
Shareholders’ equity:
Share capital (note 12)
121,492,067 and 121,404,677 Common Shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively; Authorized Common Shares: unlimited	822,135	817,788
Additional paid-in capital	155,323	147,280
Accumulated other comprehensive income	48,730	46,310
Retained earnings	1,877,639	992,546
Treasury stock, at cost (629,480 shares at September 30, 2016 and 633,647 at June 30, 2016, respectively)	(25,166)	(25,268)
Total OpenText shareholders' equity	2,878,661	1,978,656
Non-controlling interests	568	541
Total shareholders’ equity	2,879,229	1,979,197
Total liabilities and shareholders’ equity	$6,072,310	$5,154,144
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues:
License	$60,656	$51,331
Cloud services and subscriptions	169,687	147,790
Customer support	210,206	185,667
Professional service and other	51,115	49,747
Total revenues	491,664	434,535
Cost of revenues:
License	3,845	2,681
Cloud services and subscriptions	70,292	58,916
Customer support	25,738	20,508
Professional service and other	41,343	38,064
Amortization of acquired technology-based intangible assets (note 6)	23,135	19,883
Total cost of revenues	164,353	140,052
Gross profit	327,311	294,483
Operating expenses:
Research and development	58,572	46,440
Sales and marketing	95,148	77,945
General and administrative	38,197	35,569
Depreciation	15,270	12,914
Amortization of acquired customer-based intangible assets (note 6)	33,608	27,805
Special charges (note 17)	12,454	17,337
Total operating expenses	253,249	218,010
Income from operations	74,062	76,473
Other income (expense), net	6,699	(4,913)
Interest and other related expense, net	(27,275)	(19,046)
Income before income taxes	53,486	52,514
Provision for (recovery of) income taxes (note 14)	(859,425)	11,202
Net income for the period	$912,911	$41,312
Net (income) attributable to non-controlling interests	(27)	(26)
Net income attributable to OpenText	$912,884	$41,286
Earnings per share—basic attributable to OpenText (note 20)	$7.52	$0.34
Earnings per share—diluted attributable to OpenText (note 20)	$7.46	$0.34
Weighted average number of Common Shares outstanding—basic	121,455	122,160
Weighted average number of Common Shares outstanding—diluted	122,371	122,640
Dividends declared per Common Share	$0.2300	$0.2000
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2016	2015
Net income for the period	$912,911	$41,312
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	1,219	1,723
Unrealized gain (loss) on cash flow hedges:
Unrealized (loss) - net of tax expense (recovery) effect of ($128) and ($1,222), respectively	(355)	(3,390)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($5) and $184, respectively	(17)	512
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain - net of tax expense (recovery) effect of ($593) and $302, respectively	1,538	1,113
Amortization of actuarial loss into net income - net of tax (expense) recovery effect of $62 and $32, respectively	147	83
Unrealized net gain (loss) on short-term investments - net of tax effect of nil, respectively	(112)	15
Total other comprehensive income, net, for the period	2,420	56
Total comprehensive income	915,331	41,368
Comprehensive (income) attributable to non-controlling interests	(27)	(26)
Total comprehensive income attributable to OpenText	$915,304	$41,342

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income for the period	$912,911	$41,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	72,013	60,602
Share-based compensation expense	8,140	6,533
Excess tax (benefits) expense on share-based compensation expense	(5)	216
Pension expense	1,190	1,167
Amortization of debt issuance costs	1,323	1,156
Amortization of deferred charges and credits	2,146	2,617
Deferred taxes	(875,824)	(4,184)
Share in net (income) loss of equity investees	(5,529)	—
Other non-cash charges	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	16,169	52,106
Prepaid expenses and other current assets	(1,189)	5,834
Income taxes and deferred charges and credits	3,221	3,797
Accounts payable and accrued liabilities	(30,599)	(48,322)
Deferred revenue	(26,109)	(32,393)
Other assets	(5,440)	2,281
Net cash provided by operating activities	73,451	92,722
Cash flows from investing activities:
Additions of property and equipment	(20,665)	(17,197)
Proceeds from maturity of short-term investments	9,212	2,255
Purchase of HP Inc. CCM Business	(312,198)	—
Purchase of Recommind, Inc.	(170,107)	—
Purchase of HP Inc. CEM Business	(7,289)	—
Purchase of Actuate Corporation, net of cash acquired	—	(7,701)
Purchase of Informative Graphics Corporation, net of cash acquired	—	(88)
Purchase of ICCM Professional Services Limited, net of cash acquired	—	(2,027)
Other investing activities	(123)	(926)
Net cash used in investing activities	(501,170)	(25,684)
Cash flows from financing activities:
Excess tax benefits (expense) on share-based compensation expense	5	(216)
Proceeds from issuance of Common Shares	5,310	5,252
Repayment of long-term debt and revolver	(2,000)	(2,000)
Debt issuance costs	(1,330)	—
Common Shares repurchased	—	(50,026)
Payments of dividends to shareholders	(27,791)	(23,312)
Net cash used in financing activities	(25,806)	(70,302)
Foreign exchange gain (loss) on cash held in foreign currencies	4,712	(5,950)
Decrease in cash and cash equivalents during the period	(448,813)	(9,214)
Cash and cash equivalents at beginning of the period	1,283,757	699,999
Cash and cash equivalents at end of the period	$834,944	$690,785
Supplemental cash flow disclosures (note 19)
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2016
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of September 30, 2016, were 90%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
Throughout this Quarterly Report on Form 10-Q: (i) the term “Fiscal 2017” means our fiscal year beginning on July 1, 2016 and ending June 30, 2017; (ii) the term “Fiscal 2016” means our fiscal year beginning on July 1, 2015 and ended June 30, 2016; (iii) the term “Fiscal 2015” means our fiscal year beginning on July 1, 2014 and ended June 30, 2015; and (iv) the term "Fiscal 2014" means our fiscal year beginning on July 1, 2013 and ended June 30, 2014.
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Recommind, Inc. (Recommind), with effect from July 20, 2016, and certain customer communication management software and services assets and liabilities acquired from HP Inc. (CCM Business), with effect from July 31, 2016 (see note 18).
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
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Cash Flows
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. This standard is effective for us during the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-15 on our Condensed Consolidated Financial Statements.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter for our fiscal year ending June 30, 2021, with earlier adoption permitted beginning in the first quarter of our fiscal year ending June 30, 2020. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our Condensed Consolidated Financial Statements.
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
Investments-Equity Method and Joint Ventures
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Join Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting" (ASU 2016-07). The amendments in this update require that the equity method investor add the cost of acquiring any additional interest in an investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Upon qualifying for equity method accounting, no retroactive adjustment of the investment is required. We adopted ASU 2016-07 in the first quarter of our Fiscal 2017. The adoption did not have a material impact on our reported financial position or results of operations and cash flows.
Leases
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02), which supersedes the guidance in former ASC Topic 840 “Leases”. The most significant change will result in the recognition of lease assets for the right to use the underlying asset and lease liabilities for the obligation to make lease payments by lessees, for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows related to leases. This standard is effective for us for our fiscal year ending June 30, 2020, with early adoption permitted. Upon adoption of ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that the pending adoption of ASU 2016-02 will have on our Condensed Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations and Cash Flows.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the effect that the pending adoption of the above mentioned ASUs will have on our Condensed Consolidated Financial Statements and related disclosures.

Although it is expected to have a significant impact on our revenue recognition policies and disclosures, we have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2016	$6,740
Bad debt expense	1,639
Write-off /adjustments	(1,109)
Balance as of September 30, 2016	$7,270
Included in accounts receivable are unbilled receivables in the amount of $36.9 million as of September 30, 2016 (June 30, 2016—$35.6 million).
NOTE 4—PROPERTY AND EQUIPMENT

	As of September 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,820	$(13,181)	$7,639
Office equipment	1,094	(532)	562
Computer hardware	136,713	(90,850)	45,863
Computer software	53,571	(27,407)	26,164
Capitalized software development costs	56,403	(19,590)	36,813
Leasehold improvements	58,107	(32,968)	25,139
Land and buildings	48,545	(8,997)	39,548
Total	$375,253	$(193,525)	$181,728

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,462	$(12,505)	$7,957
Office equipment	823	(226)	597
Computer hardware	134,688	(89,351)	45,337
Computer software	51,991	(25,134)	26,857
Capitalized software development costs	53,540	(16,830)	36,710
Leasehold improvements	57,061	(30,743)	26,318
Land and buildings	48,529	(8,645)	39,884
Total	$367,094	$(183,434)	$183,660
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2016:

Balance as of June 30, 2016	$2,325,586
Acquisition of Recommind, Inc. (note 18)	93,424
Acquisition of CCM Business (note 18)	176,877
Adjustment relating to acquisition of CEM Business (note 18)	(273)
Balance as of September 30, 2016	$2,595,614

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of September 30, 2016
	Cost	Accumulated Amortization	Net
Technology Assets	$485,373	$(178,983)	$306,390
Customer Assets	906,406	(381,599)	524,807
Total	$1,391,779	$(560,582)	$831,197

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Technology Assets	$359,573	$(155,848)	$203,725
Customer Assets	790,506	(347,991)	442,515
Total	$1,150,079	$(503,839)	$646,240
The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2017 (nine months ended June 30)	$172,041
2018	218,992
2019	191,593
2020	120,079
2021	45,872
2022 and beyond	82,620
Total	$831,197

NOTE 7—OTHER ASSETS

	As of September 30, 2016	As of June 30, 2016
Deposits and restricted cash	$13,075	$10,715
Deferred implementation costs	21,130	18,116
Investments	23,504	18,062
Long-term prepaid expenses and other long-term assets	7,824	6,804
Total	$65,533	$53,697
Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments are recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three months ended September 30, 2016, our share of income from these investments was $5.5 million (three months ended September 30, 2015—nil).
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
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2016	As of June 30, 2016
Accounts payable—trade	$35,020	$35,804
Accrued salaries and commissions	60,528	77,813
Accrued liabilities	110,792	113,272
Accrued interest on Senior Notes	21,125	23,562
Amounts payable in respect of restructuring and other Special charges	5,293	5,109
Asset retirement obligations	778	1,890
Total	$233,536	$257,450
Long-term accrued liabilities

	As of September 30, 2016	As of June 30, 2016
Amounts payable in respect of restructuring and other Special charges	$3,752	$3,986
Other accrued liabilities*	19,338	19,138
Asset retirement obligations	8,391	6,724
Total	$31,481	$29,848
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of September 30, 2016, the present value of this obligation was $9.2 million (June 30, 2016—$8.6 million), with an undiscounted value of $9.9 million (June 30, 2016—$9.2 million).

NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of September 30, 2016	As of June 30, 2016
Total debt
Senior Notes 2026	$600,000	$600,000
Senior Notes 2023	800,000	800,000
Term Loan B	778,000	780,000
Total principal payments due	2,178,000	2,180,000
Less:
Debt issuance costs	(32,724)	(34,013)
Total amount outstanding	2,145,276	2,145,987

Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$2,137,276	$2,137,987
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
For the three months ended September 30, 2016, we recorded interest expense of $8.8 million, relating to Senior Notes 2026.
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
For the three months ended September 30, 2016, we recorded interest expense of $11.3 million, relating to Senior Notes 2023 (three months ended September 30, 2015—$11.3 million).
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
For the three months ended September 30, 2016, we recorded interest expense of $6.5 million, relating to Term Loan B (three months ended September 30, 2015—$6.5 million).

Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. As of September 30, 2016, we have not drawn any amounts on the Revolver.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of September 30, 2016 and June 30, 2016:

	As of September 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$31,336	$610	$30,726
GXS Germany defined benefit plan	26,453	811	25,642
GXS Philippines defined benefit plan	4,169	72	4,097
Other plans	3,387	161	3,226
Total	$65,345	$1,654	$63,691

	As of June 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,450	$589	$28,861
GXS Germany defined benefit plan	24,729	772	23,957
GXS Philippines defined benefit plan	7,341	30	7,311
Other plans	3,330	1,466	1,864
Total	$64,850	$2,857	$61,993
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see Note 9).
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of September 30, 2016, there is approximately $0.5 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
GXS Germany Plan
As part of our acquisition of GXS, we acquired an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2016, there is approximately $129.2 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
GXS Philippines Plan
As part of our acquisition of GXS, we acquired a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $34.5 thousand as of September 30, 2016, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of September 30, 2016, there is approximately $36.4 thousand in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of September 30, 2016				As of June 30, 2016
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$29,450	$24,729	$7,341	$61,520	$26,091	$22,420	$7,025	$55,536
Service cost	120	101	439	660	422	359	1,628	2,409
Interest cost	117	96	76	289	610	543	314	1,467
Benefits paid	(118)	(205)	(10)	(333)	(534)	(770)	(190)	(1,494)
Actuarial (gain) loss	1,266	1,294	(3,505)	(945)	3,299	2,564	(1,145)	4,718
Foreign exchange (gain) loss	501	438	(172)	767	(438)	(387)	(291)	(1,116)
Benefit obligation—end of period	31,336	26,453	4,169	61,958	29,450	24,729	7,341	61,520
Less: Current portion	(610)	(811)	(72)	(1,493)	(589)	(772)	(30)	(1,391)
Non-current portion of benefit obligation	$30,726	$25,642	$4,097	$60,465	$28,861	$23,957	$7,311	$60,129

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended September 30,
	2016				2015
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$120	$101	$439	$660	$107	$103	$427	$637
Interest cost	117	96	76	289	154	128	81	363
Amortization of actuarial (gains) and losses	160	43	(12)	191	107	—	—	107
Net pension expense	$397	$240	$503	$1,140	$368	$231	$508	$1,107

In determining the fair value of the pension plan benefit obligations as of September 30, 2016 and June 30, 2016, respectively, we used the following weighted-average key assumptions:

	As of September 30, 2016			As of June 30, 2016
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	4.50%	1.75%	2.00%	4.75%
Discount rate	1.33%	1.33%	4.50%	1.56%	1.56%	4.25%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	N/A	7.90%	—%	N/A	7.90%
to age 25	—%	N/A	5.70%	—%	N/A	5.70%
to age 30	1.00%	N/A	4.10%	1.00%	N/A	4.10%
to age 35	0.50%	N/A	2.90%	0.50%	N/A	2.90%
to age 40	—%	N/A	1.90%	—%	N/A	1.90%
to age 45	0.50%	N/A	1.40%	0.50%	N/A	1.40%
to age 50	0.50%	N/A	—%	0.50%	N/A	—%
from age 51	1.00%	N/A	—%	1.00%	N/A	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (nine months ended June 30)	$450	$592	$54
2018	641	878	88
2019	717	937	138
2020	784	989	128
2021	868	1,004	159
2022 to 2026	5,127	5,550	1,701
Total	$8,587	$9,950	$2,268
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Cash Dividends
For the three months ended September 30, 2016, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.23 per Common Share, in the aggregate amount of $27.8 million, which we paid during the same period.
For the three months ended September 30, 2015, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.20 per Common Share, in the aggregate amount of $23.3 million.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.

Treasury Stock
Repurchase
During the three months ended September 30, 2016 and 2015, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans.
Reissuance
During the three months ended September 30, 2016, we reissued 4,167 Common Shares from treasury stock (three months ended September 30, 2015—nil), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 26, 2016, our board of directors (the Board) authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan), pursuant to a normal course issuer bid. Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three months ended September 30, 2016, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three months ended September 30, 2015, we repurchased and cancelled 1,131,812 Common Shares for approximately $50.0 million under our previous share repurchase plan.
Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended September 30,
	2016	2015
Stock options	$3,888	$3,664
Performance Share Units (issued under LTIP)	881	620
Restricted Share Units (issued under LTIP)	1,602	1,234
Restricted Share Units (other)	752	381
Deferred Share Units (directors)	511	634
Employee Share Purchase Plan	506	—
Total share-based compensation expense	$8,140	$6,533
Summary of Outstanding Stock Options
On September 23, 2016, at our annual general meeting, our shareholders approved the amendment and restatement of our 2004 stock option plan to reserve an additional 4,000,000 Common Shares for issuance under our 2004 Stock Option Plan. As of September 30, 2016, an aggregate of 4,521,770 options to purchase Common Shares were outstanding and an additional 6,356,843 options to purchase Common Shares were available for issuance under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.

A summary of activity under our stock option plans for the three months ended September 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2016	4,177,408	$43.87
Granted	397,487	59.49
Exercised	(48,625)	49.49
Forfeited or expired	(4,500)	52.98
Outstanding at September 30, 2016	4,521,770	$45.18	4.52	$89,006
Exercisable at September 30, 2016	1,777,620	$36.90	3.33	$49,706
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
For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended September 30,
	2016	2015
Weighted–average fair value of options granted	$13.06	$11.23
Weighted-average assumptions used:
Expected volatility	29.42%	32.65%
Risk–free interest rate	1.03%	1.48%
Expected dividend yield	1.45%	1.63%
Expected life (in years)	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%
Average exercise share price	$59.49	$45.73
As of September 30, 2016, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $25.0 million, which will be recognized over a weighted-average period of approximately 2.4 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three months ended September 30, 2016, cash in the amount of $2.4 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2016 from the exercise of options eligible for a tax deduction was $0.1 million.
For the three months ended September 30, 2015, cash in the amount of $4.3 million was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three months ended September 30, 2015 from the exercise of options eligible for a tax deduction was $0.2 million.
Long-Term Incentive Plans
We incentivize our executive officers, in part, with long term compensation pursuant to our LTIP. The LTIP is a rolling three year program that grants eligible employees a certain number of target Performance Share Units (PSUs) and/or Restricted Share Units (RSUs). Target PSUs become vested upon the achievement of certain financial and/or operational performance criteria (the Performance Conditions) that are determined at the time of the grant. Target RSUs become vested when an eligible employee remains employed throughout the vesting period. LTIP grants that have recently vested, or have yet to vest, are described below. LTIP grants will be referred to in this Quarterly Report on Form 10-Q based upon the year in which the grants are expected to vest.
Fiscal 2016 LTIP
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) consisting of PSUs and RSUs, took effect in Fiscal 2014 starting on November 1, 2013. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. RSUs granted are employee service-based awards and vest over the life of the Fiscal 2016 LTIP. We expect to settle the Fiscal 2016 LTIP awards in stock during the second quarter of Fiscal 2017.
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
Fiscal 2019 LTIP
Grants made in Fiscal 2017 under the LTIP (collectively referred to as Fiscal 2019 LTIP), consisting of PSUs and RSUs, took effect in Fiscal 2017 starting on August 14, 2016. The Performance Conditions for vesting of the PSUs are based solely upon market conditions. The RSUs are employee service-based awards and vest over the life of the Fiscal 2019 LTIP. We expect to settle the Fiscal 2019 LTIP awards in stock.

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
As of September 30, 2016, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $21.6 million, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted Share Units (RSUs)
During the three months ended September 30, 2016, we granted 3,900 RSUs to employees in accordance with employment and other agreements (three months ended September 30, 2015—nil). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three months ended September 30, 2016, we issued 4,167 Common Shares from our treasury stock, with a cost of $0.1 million, in connection with the settlement of vested RSUs (three months ended September 30, 2015—nil).
Deferred Stock Units (DSUs)
During the three months ended September 30, 2016, we granted 1,221 DSUs to certain non-employee directors (three months ended September 30, 2015—556). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Beginning January 1, 2016, our ESPP offers employees a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to January 1, 2016 were issued at a purchase price discount of 5%.
During the three months ended September 30, 2016, 51,816 Common Shares were eligible for issuance to employees enrolled in the ESPP.

During the three months ended September 30, 2016, cash in the amount of approximately $2.9 million was received from employees relating to the ESPP (three months ended September 30, 2015—$1.0 million).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2016— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long-term debt obligations	$2,930,839	$82,876	$226,916	$954,797	$1,666,250
Operating lease obligations (1)	204,087	37,963	79,231	48,066	38,827
Purchase obligations (2)	15,784	13,360	2,170	254	—
	$3,150,710	$134,199	$308,317	$1,003,117	$1,705,077
(1) Net of $6.2 million of sublease income to be received from properties which we have subleased to third parties.
(2) On September 12, 2016, we entered into a commitment letter with Barclays Bank PLC in connection with the Dell-EMC Acquisition (as defined in note 18). On September 26, 2016, we amended and restated the commitment letter (as amended and restated, the Commitment Letter) to add Citigroup Global Markets Inc. and Royal Bank of Canada as lenders (together with Barclays Bank PLC, the Lenders). Under the Commitment Letter, we obtained a financing commitment from the Lenders, severally and not jointly, to provide a first lien term loan facility in an aggregate principal amount of up to $1.0 billion to finance a portion of the purchase price for the Dell-EMC acquisition. Under the terms of the Commitment Letter, we are subject to fees of $5.0 million with a maximum fee payable up to $10.0 million. We have included our maximum fee exposure under “Purchase Obligations” in the table above, although the final fees that we pay could ultimately be less. The Commitment Letter terminates on March 14, 2017, subject to extension.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of September 30, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of September 30, 2016. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $5.3 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.
NOTE 14—INCOME TAXES
Our effective tax rate represents the net effect of the mix of income earned in various tax jurisdictions that are subject to a wide range of income tax rates.
We recognize interest expense and penalties related to income tax matters in income tax expense.

For the three months ended September 30, 2016 and 2015, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended September 30,
	2016	2015
Interest expense	$1,282	$1,777
Penalties expense (recoveries)	(106)	(130)
Total	$1,176	$1,647
As of September 30, 2016 and June 30, 2016, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of September 30, 2016	As of June 30, 2016
Interest expense accrued *	$35,574	$34,476
Penalties accrued *	$1,540	$1,615

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of September 30, 2016, could decrease tax expense in the next 12 months by $3.1 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.
Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2008 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the Netherlands, Japan and Malaysia. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13.
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
As at September 30, 2016, we have provided $16.7 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
The effective tax rate decreased to a recovery of 1,606.8% for the three months ended September 30, 2016, compared to a provision of 21.3% for the three months ended September 30, 2015. The decrease to tax expense of $870.6 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization that is further described below. Additionally, we saw an increase of $10.9 million resulting from the impact of foreign rates, and a decrease in changes in unrecognized tax benefits in the amount of $2.2 million. The remainder of the differences were due to normal course movements and non-material items.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was realized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
		Fair Market Measurements using:				Fair Market Measurements using:
	September 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$2,726	n/a	$2,726	n/a	$11,839	n/a	$11,839	n/a
Derivative financial instrument asset (note 16)	287	n/a	287	n/a	792	n/a	792	n/a
	$3,013	n/a	$3,013	n/a	$12,631	n/a	$12,631	n/a
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended September 30, 2016 and 2015, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2016 and 2015, no indications of impairment were identified and therefore no fair value measurements were required.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
A summary of our short-term investments outstanding as of September 30, 2016 and June 30, 2016 is as follows:

	As of September 30, 2016				As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$2,405	$321	$—	$2,726	$11,406	$436	$(3)	$11,839
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of September 30, 2016, is recorded within "Prepaid expenses and other current assets”.
As of September 30, 2016, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $34.1 million (June 30, 2016—$33.2 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15)

		As of September 30, 2016	As of June 30, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$287	$792
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three Months Ended September 30, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(483)	Operating expenses	$22	N/A	$—

Three Months Ended September 30, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$(4,612)	Operating expenses	$(696)	N/A	$—
NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges include costs that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended September 30,
	2016	2015
Fiscal 2017 Restructuring Plan	$1,095	$—
Fiscal 2015 Restructuring Plan	(15)	15,474
OpenText/GXS Restructuring Plan	854	(152)
Restructuring Plans prior to OpenText/GXS Restructuring Plan	(16)	—
Acquisition-related costs	6,774	177
Other charges	3,762	1,838
Total	$12,454	$17,337
Fiscal 2017 Restructuring Plan
In the first quarter of Fiscal 2017 and in the context of the acquisition of Recommind, we began to implement restructuring activities to streamline our operations (Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of September 30, 2016, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $2.0 million, of which $1.1 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2016 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$—	$—	$—
Accruals and adjustments	572	523	1,095
Cash payments	(522)	(25)	(547)
Foreign exchange	7	2	9
Balance payable as at September 30, 2016	$57	$500	$557
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
Since the inception of the plan, $30.4 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges related to this plan.
A reconciliation of the beginning and ending liability for the three months ended September 30, 2016 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$3,145	$5,046	$8,191
Accruals and adjustments	10	(25)	(15)
Cash payments	(663)	(283)	(946)
Foreign exchange	(185)	(33)	(218)
Balance payable as at September 30, 2016	$2,307	$4,705	$7,012
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
Since the inception of the plan, $24.9 million has been recorded within "Special charges (recoveries)". We do not expect to incur any further significant charges related to this plan.

A reconciliation of the beginning and ending liability for the three months ended September 30, 2016 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$115	$606	$721
Accruals and adjustments	169	685	854
Cash payments	—	(162)	(162)
Foreign exchange	(133)	45	(88)
Balance payable as at September 30, 2016	$151	$1,174	$1,325
Acquisition-related costs
Included within "Special charges (recoveries)" for the three months ended September 30, 2016 are costs incurred directly in relation to acquisitions in the amount of $6.8 million (three months ended September 30, 2015—$0.2 million).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system.
For the three months ended September 30, 2016, we incurred costs of $2.4 million relating to the implementation of this project (three months ended September 30, 2015—$1.9 million).
Other charges
For the three months ended September 30, 2016, "Other charges" primarily include (i) $1.3 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations, (ii) $1.0 million relating to commitment fees, and (iii) $0.1 million relating to certain interest on pre-acquisition liabilities. These charges were offset by a recovery of $1.2 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred.
Included within "Other charges (recoveries)" for the three months ended September 30, 2015 is (i) a recovery of $0.2 million relating to certain pre-acquisition sales and use tax liabilities being released upon settlement or becoming statute barred and (ii) a recovery of $0.2 million relating to interest released on certain pre-acquisition liabilities. The remaining amounts relate to miscellaneous other charges.
NOTE 18—ACQUISITIONS
Fiscal 2017 Acquisitions
Material Definitive Agreement
On September 12, 2016, we entered into a material definitive agreement with EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (collectively referred to as Dell-EMC) pursuant to which we have agreed to acquire certain assets and assume certain liabilities of the enterprise content division of Dell-EMC (the Dell-EMC Acquisition). The purchase price for the Dell-EMC Acquisition is expected to be approximately $1.62 billion and is subject to certain customary closing conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Purchase of an Asset Group Constituting a Business - CCM Business
On July 31, 2016, we acquired certain customer communications management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million, of which $2.8 million is currently held back and unpaid in accordance with the terms of the purchase agreement. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition will complement our current software portfolio, and allow us to better serve our customers by offering a wider set of CCM capabilities.
The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 31, 2016, are set forth below:

Current assets	$262
Non-current deferred tax asset	6,916
Non-current tangible assets	2,348
Intangible customer assets	64,000
Intangible technology assets	101,000
Liabilities assumed	(36,403)
Total identifiable net assets	138,123
Goodwill	176,877
Net assets acquired	$315,000
The goodwill of $176.9 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $147.4 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed. We expect to finalize this determination on or before June 30, 2017.
Acquisition-related costs for CCM Business included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three months ended September 30, 2016 were $0.7 million.
The acquisition had no significant impact on revenues and net earnings for the three months ended September 30, 2016, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
Acquisition of Recommind, Inc.
On July 20, 2016, we acquired all of the equity interest in Recommind, a leading provider of eDiscovery and information analytics, for approximately $170.1 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition will complement our EIM solutions, and through eDiscovery and analytics, will provide increased visibility into structured and unstructured data.
The results of operations of Recommind have been consolidated with those of OpenText beginning July 20, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 20, 2016, are set forth below:

Current assets	$30,034
Non-current tangible assets	1,245
Intangible customer assets	51,900
Intangible technology assets	24,800
Deferred tax liabilities	(4,049)
Other liabilities assumed	(27,247)
Total identifiable net assets	76,683
Goodwill	93,424
Net assets acquired	$170,107
The goodwill of $93.4 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $28.7 million. The gross amount receivable was $29.6 million of which $0.9 million of this receivable was expected to be uncollectible.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for taxation-related balances and for potential adjustments to assets and liabilities. We expect to finalize this determination on or before June 30, 2017.

Acquisition-related costs for Recommind included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three months ended September 30, 2016 were $0.6 million.
The acquisition had no significant impact on revenues and net earnings for the three months ended September 30, 2016, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
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
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for taxation-related balances and for potential adjustments to assets and liabilities. We expect to finalize this determination on or before March 31, 2017.
Purchase of an Asset Group Constituting a Business - CEM Business
On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million. Previously, $7.3 million was held back and unpaid in accordance with the terms of the purchase agreement. This amount has since been released and paid during the three months ended September 30, 2016. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition will complement our current software portfolio, particularly our Customer Experience Management and Cloud offerings.
The results of operations of this acquisition have been consolidated with those of OpenText beginning April 30, 2016.

Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of April 30, 2016, are set forth below:

Current assets	$3,078
Non-current tangible assets	12,589
Intangible customer assets	33,000
Intangible technology assets	47,000
Liabilities assumed	(26,106)
Total identifiable net assets	69,561
Goodwill	90,439
Net assets acquired	$160,000
The goodwill of $90.4 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $77.0 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed. We expect to finalize this determination on or before March 31, 2017.
Adjustments made to goodwill in the first quarter of Fiscal 2017 in the amount of $0.3 million primarily related to working capital adjustments.
NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
	2016	2015
Cash paid during the period for interest	$29,191	$29,294
Cash received during the period for interest	$770	$283
Cash paid during the period for income taxes	$6,820	$7,405
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

	Three Months Ended September 30,
	2016	2015
Basic earnings per share
Net income attributable to OpenText (1)	$912,884	$41,286
Basic earnings per share attributable to OpenText	$7.52	$0.34
Diluted earnings per share
Net income attributable to OpenText (1)	$912,884	$41,286
Diluted earnings per share attributable to OpenText	$7.46	$0.34
Weighted-average number of shares outstanding
Basic	121,455	122,160
Effect of dilutive securities	916	480
Diluted	122,371	122,640
Excluded as anti-dilutive(2)	914	2,547
(1) Please also see Note 14 for details relating to a one-time tax benefit of $876.1 million recorded during the three months ended September 30, 2016 in connection with an internal reorganization of our subsidiaries.

(2) Represents options to purchase Common Shares excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than or equal to the average price of the Common Shares during the period.
NOTE 21—RELATED PARTY TRANSACTIONS
Our procedure regarding the approval of any related party transaction requires that the material facts of such transaction be reviewed by the independent members of the Audit Committee and the transaction be approved by a majority of the independent members of the Audit Committee. The Audit Committee reviews all transactions in which we are, or will be, a participant and any related party has or will have a direct or indirect interest in the transaction. In determining whether to approve a related party transaction, the Audit Committee generally takes into account, among other facts it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent and nature of the related person’s interest in the transaction; the benefits to the Company of the proposed transaction; if applicable, the effects on a director’s independence; and if applicable, the availability of other sources of comparable services or products.
During the three months ended September 30, 2016, Mr. Stephen Sadler, a director, earned $0.7 million (three months ended September 30, 2015—$6.0 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.
NOTE 22—SUBSEQUENT EVENT
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on November 3, 2016, a dividend of $0.23 per Common Share. The record date for this dividend is December 2, 2016 and the payment date is December 22, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; and (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with the Dell-EMC Acquisition and other future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
For additional information with respect to risks and other factors which could occur, see Part II, Item 1A "Risk Factors" herein and the Company's Annual Report on Form 10-K, including Part I, Item 1A "Risk Factors" therein; Quarterly Reports on Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission (SEC) and other securities regulators. Readers are cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein generally refer to the three months ended September 30, 2016 compared with the three months ended September 30, 2015, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange in 1998. We are a multinational company and as of September 30, 2016, employed approximately 9,700 people worldwide.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the reorganization was realized in the first quarter of Fiscal 2017. This had a significant impact on our GAAP-based net income and earnings per share, as illustrated in our results presented below.

Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $491.7 million, up 13.1% compared to the same period in the prior fiscal year; up 14.3% after factoring the impact of $4.9 million of foreign exchange rate changes.

•	Total recurring revenue was $431.0 million, up 12.5% compared to the same period in the prior fiscal year; up 13.6% after factoring the impact of $4.4 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $169.7 million, up 14.8% compared to the same period in the prior fiscal year; up 15.5% after factoring the impact of $1.0 million of foreign exchange rate changes.

•	License revenue was $60.7 million, up 18.2% compared to the same period in the prior fiscal year; up 19.2% after factoring the impact of $0.5 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted, was $7.46 compared to $0.34 in the same period in the prior fiscal year, affected in part by a significant tax benefit of $876.1 million.

•	Non-GAAP-based EPS, diluted, was $0.86 compared to $0.84 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 66.6% compared to 67.8% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 15.1% compared to 17.6% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 30.8% compared to 34.1% in the same period in the prior fiscal year.

•	Operating cash flow was $73.5 million, down 20.8% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $834.9 million as of September 30, 2016, compared to $1,283.8 million as of June 30, 2016.
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
Acquisition of Recommind, Inc.
On July 20, 2016, we acquired Recommind, Inc. (Recommind), a leading provider of eDiscovery and information analytics, for approximately $170.1 million. We believe this acquisition will complement our EIM solutions, and through eDiscovery and analytics, will provide increased visibility into structured and unstructured data. The results of operations of Recommind have been consolidated with those of OpenText beginning July 20, 2016.
Acquisition of Certain Customer Communication Management Software Assets from HP Inc.
On July 31, 2016, we acquired certain customer communication management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million, of which $2.8 million is currently held back and unpaid in accordance with the terms of the purchase agreement. We believe this acquisition will complement our current software portfolio, and allow us to better serve our customers by offering a wider set of CCM capabilities. The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.
Material Definitive Agreement
On September 12, 2016, we entered into a material definitive agreement (the Master Acquisition Agreement) with EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (collectively referred to as Dell-EMC), pursuant to which we have agreed to acquire certain assets and assume certain liabilities of the enterprise content division of Dell-EMC (the Dell-EMC Acquisition). The purchase price for the Dell-EMC Acquisition is expected to be approximately $1.62 billion and is subject to certain customary closing and regulatory conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act).

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
Outlook for remainder of Fiscal 2017
While we continue to offer on-premises solutions, we realize that the EIM market is broad and we are agnostic to whether a customer prefers an on-premises solution, cloud solution, or combination of both (hybrid). We believe giving customer choice and flexibility will help us to strive to obtain long-term customer value. We measure long-term value by looking at our recurring revenue, earnings and operating cash flow. We define recurring revenue as the sum of our “Cloud services and subscriptions revenue”, “Customer support revenue” and “Professional services revenue”. In the first quarter of Fiscal 2017 recurring revenue was $431.0 million, which represented 87.7% of our total revenues and increased 12.5% compared to the same period in Fiscal 2016. Our Cloud services and subscriptions revenues was also up 14.8% in the first quarter of Fiscal 2017 compared to the same period in Fiscal 2016. Our net income for the first quarter of Fiscal 2017 was up significantly compared to the same period in Fiscal 2016 as a result of a one-time tax benefit that was recognized. Our operating cash flow was down 20.8% over the same period in the last fiscal year, primarily as a result of the onboarding of receivables from recent acquisitions. In certain cases such receivables, and Recommind is an example, have a long collection cycle, and we believe there is an opportunity to improve the historical days sales outstanding (DSO) of these acquired companies as we onboard them to our operating model.
Additionally, Customer support revenues, which are a recurring source of income for us, make up a significant portion of our revenue mix. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended September 30, 2016, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the three months ended September 30, 2015.
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed $4.2 billion on acquisitions over the last 10 years, not including the potential acquisition of the enterprise content division of Dell-EMC. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. As discussed above, we have entered into a material definitive agreement with Dell-EMC which, if completed, is expected to broaden our EIM offerings. Additionally, in the first quarter of Fiscal 2017, we further demonstrated the implementation of this strategy by acquiring Recommind and CCM Business. For additional details, please refer to note 18 "Acquisitions" to our Condensed Consolidated Financial Statements.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $59 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D each fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
We see an opportunity to help our customers become “digital businesses” and we believe we have a strong platform to integrate personalized analytics and insights onto our OpenText EIM suites of products, which will further our vision to enable “the digital world” and strengthen our position among leaders in EIM.
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

During the first quarter of Fiscal 2017, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016.
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

Summary of Results of Operations

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Total Revenues by Product Type:
License	$60,656	$9,325	$51,331
Cloud services and subscriptions	169,687	21,897	147,790
Customer support	210,206	24,539	185,667
Professional service and other	51,115	1,368	49,747
Total revenues	491,664	57,129	434,535
Total Cost of Revenues	164,353	24,301	140,052
Total GAAP-based Gross Profit	327,311	32,828	294,483
Total GAAP-based Gross Margin %	66.6%		67.8%
Total GAAP-based Operating Expenses	253,249	35,239	218,010
Total GAAP-based Income from Operations	$74,062	$(2,411)	$76,473

% Revenues by Product Type:
License	12.3%		11.8%
Cloud services and subscriptions	34.5%		34.0%
Customer support	42.8%		42.7%
Professional service and other	10.4%		11.5%

Total Cost of Revenues by Product Type:
License	$3,845	$1,164	$2,681
Cloud services and subscriptions	70,292	11,376	58,916
Customer support	25,738	5,230	20,508
Professional service and other	41,343	3,279	38,064
Amortization of acquired technology-based intangible assets	23,135	3,252	19,883
Total cost of revenues	$164,353	$24,301	$140,052

% GAAP-based Gross Margin by Product Type:
License	93.7%		94.8%
Cloud services and subscriptions	58.6%		60.1%
Customer support	87.8%		89.0%
Professional service and other	19.1%		23.5%

Total Revenues by Geography:
Americas (1)	$296,136	$44,710	$251,426
EMEA (2)	147,631	1,842	145,789
Asia Pacific (3)	47,897	10,577	37,320
Total revenues	$491,664	$57,129	$434,535

% Revenues by Geography:
Americas (1)	60.2%		57.9%
EMEA (2)	30.0%		33.6%
Asia Pacific (3)	9.8%		8.5%

	Three Months Ended September 30,
(In thousands)	2016	2015
GAAP-based gross margin	66.6%	67.8%
GAAP-based operating margin	15.1%	17.6%
GAAP-based EPS, diluted	$7.46	$0.34
Non-GAAP-based gross margin (4)	71.5%	72.6%
Non-GAAP-based operating margin (4)	30.8%	34.1%
Non-GAAP-based EPS, diluted (4)	$0.86	$0.84

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
Revenues, Cost of Revenues and Gross Margin by Product Type
1)    License:
License revenues consist of fees earned from the licensing of software products to customers. Our license revenues are impacted by the strength of general economic and industry conditions, the competitive strength of our software products, and our acquisitions. Cost of license revenues consists primarily of royalties payable to third parties.

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
License Revenues:
Americas	$30,989	$5,734	$25,255
EMEA	21,202	(1,476)	22,678
Asia Pacific	8,465	5,067	3,398
Total License Revenues	60,656	9,325	51,331
Cost of License Revenues	3,845	1,164	2,681
GAAP-based License Gross Profit	$56,811	$8,161	$48,650
GAAP-based License Gross Margin %	93.7%		94.8%

% License Revenues by Geography:
Americas	51.1%		49.2%
EMEA	35.0%		44.2%
Asia Pacific	13.9%		6.6%
License revenues increased by $9.3 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.5 million. Geographically, the overall increase was attributable to an increase in Americas of $5.7 million and an increase in Asia Pacific of $5.1 million, partially offset by a decrease in EMEA of $1.5 million. The number of license deals greater than $0.5 million that closed during the first quarter of Fiscal 2017 was 23 deals, of which 7 deals were greater than $1.0 million, compared to 14 deals in the first quarter of Fiscal 2016, of which 5 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 12%.
Cost of license revenues increased by $1.2 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily as a result of an increase in third party technology costs of $1.2 million. Approximately $0.6 million of this increase is a result of a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues decreased slightly to approximately 94% from approximately 95%.

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

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Cloud Services and Subscriptions:
Americas	$116,114	$18,462	$97,652
EMEA	36,836	2,377	34,459
Asia Pacific	16,737	1,058	15,679
Total Cloud Services and Subscriptions Revenues	169,687	21,897	147,790
Cost of Cloud Services and Subscriptions Revenues	70,292	11,376	58,916
GAAP-based Cloud Services and Subscriptions Gross Profit	$99,395	$10,521	$88,874
GAAP-based Cloud Services and Subscriptions Gross Margin %	58.6%		60.1%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	68.4%		66.1%
EMEA	21.7%		23.3%
Asia Pacific	9.9%		10.6%
Cloud services and subscriptions revenues increased by $21.9 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.0 million. Geographically, the overall change was attributable to an increase in Americas of $18.5 million, an increase in EMEA of $2.4 million, and an increase in Asia Pacific of $1.1 million. The number of Cloud services deals greater than $1.0 million that closed during the first quarter of Fiscal 2017 was 13 deals, compared to 6 deals in the first quarter of Fiscal 2016.
Cost of Cloud services and subscriptions revenues increased by $11.4 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $6.9 million resulting from increased headcount and an increase in third party network usage fees of approximately $3.9 million related to an expanded portfolio of cloud-based offerings. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 59% from approximately 60%.

3)    Customer Support:
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

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Customer Support Revenues:
Americas	$124,191	$18,597	$105,594
EMEA	68,902	2,694	66,208
Asia Pacific	17,113	3,248	13,865
Total Customer Support Revenues	210,206	24,539	185,667
Cost of Customer Support Revenues	25,738	5,230	20,508
GAAP-based Customer Support Gross Profit	$184,468	$19,309	$165,159
GAAP-based Customer Support Gross Margin %	87.8%		89.0%

% Customer Support Revenues by Geography:
Americas	59.1%		56.9%
EMEA	32.8%		35.7%
Asia Pacific	8.1%		7.4%
Customer support revenues increased by $24.5 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $2.6 million. Geographically, the overall increase was attributable to an increase in Americas of $18.6 million, an increase in Asia Pacific of $3.2 million, and an increase in EMEA of $2.7 million.
Cost of Customer support revenues increased by $5.2 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $4.0 million and an increase in the installed base of third party products of approximately $1.2 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues decreased slightly to approximately 88% from approximately 89%.
4)    Professional Service and Other:
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

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Professional Service and Other Revenues:
Americas	$24,842	$1,917	$22,925
EMEA	20,691	(1,753)	22,444
Asia Pacific	5,582	1,204	4,378
Total Professional Service and Other Revenues	51,115	1,368	49,747
Cost of Professional Service and Other Revenues	41,343	3,279	38,064
GAAP-based Professional Service and Other Gross Profit	$9,772	$(1,911)	$11,683
GAAP-based Professional Service and Other Gross Margin %	19.1%		23.5%

% Professional Service and Other Revenues by Geography:
Americas	48.6%		46.1%
EMEA	40.5%		45.1%
Asia Pacific	10.9%		8.8%
Professional service and other revenues increased by $1.4 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, of which approximately $0.9 million was due to the negative impact of foreign exchange. Geographically, the overall increase was attributable to an increase in Americas of $1.9 million and an increase in Asia Pacific of $1.2 million, partially offset by a decrease in EMEA of $1.8 million.
Cost of Professional service and other revenues increased by $3.3 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $2.6 million of which approximately $0.4 million is the result of increased headcount and approximately $1.1 million is associated with one-time charges incurred as we continue to reorganize and improve efficiencies in our professional services organization . Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 19% from approximately 23%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Amortization of acquired technology-based intangible assets	$23,135	$3,252	$19,883
Amortization of acquired technology-based intangible assets increased by $3.3 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year. This was due to additions of acquired technology-based intangible assets from our acquisitions of CCM Business, Recommind, CEM Business, ANX, and Daegis. This was partially offset by the intangible assets pertaining to our previous acquisitions becoming fully amortized.

Operating Expenses

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Research and development	$58,572	$12,132	$46,440
Sales and marketing	95,148	17,203	77,945
General and administrative	38,197	2,628	35,569
Depreciation	15,270	2,356	12,914
Amortization of acquired customer-based intangible assets	33,608	5,803	27,805
Special charges	12,454	(4,883)	17,337
Total operating expenses	$253,249	$35,239	$218,010

% of Total Revenues:
Research and development	11.9%		10.7%
Sales and marketing	19.4%		17.9%
General and administrative	7.8%		8.2%
Depreciation	3.1%		3.0%
Amortization of acquired customer-based intangible assets	6.8%		6.4%
Special charges	2.5%		4.0%
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

Quarter-over-Quarter Change between Fiscal
(In thousands)	2017 and 2016
Payroll and payroll-related benefits	$8,599
Contract labour and consulting	1,302
Share-based compensation	992
Travel and communication	87
Facilities	629
Other miscellaneous	523
Total year-over-year change in research and development expenses	$12,132
Research and development expenses increased by $12.1 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in payroll and payroll-related benefits of $8.6 million, an increase in contract labour and consulting of $1.3 million, an increase in share-based compensation of $1.0 million, and an increase in the use of facility and related resources of $0.6 million. Overall, our research and development expenses, as a percentage of total revenues, increased slightly from approximately 11% to approximately 12%.
Our research and development labour resources increased by 400 employees, from 1,984 employees at September 30, 2015 to 2,384 employees at September 30, 2016. Our recent acquisitions added 224 employees to our research and development labour resources.

Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2017 and 2016
Payroll and payroll-related benefits	$8,875
Commissions	424
Contract labour and consulting	482
Share-based compensation	(272)
Travel and communication	203
Marketing expenses	6,035
Facilities	492
Other miscellaneous	964
Total year-over-year change in sales and marketing expenses	$17,203
Sales and marketing expenses increased by $17.2 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $8.9 million and an increase in marketing expenses of $6.0 million, which is primarily a result of our annual user conference taking place in July 2016 as compared to November 2015. Overall, our sales and marketing expenses, as a percentage of total revenues, increased slightly to approximately 19% from approximately 18%.
Our sales and marketing labour resources increased by 306 employees, from 1,296 employees at September 30, 2015 to 1,602 employees at September 30, 2016. Our recent acquisitions added 138 employees to our sales and marketing labour resources.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

Quarter-over-Quarter Change between Fiscal
(In thousands)	2017 and 2016
Payroll and payroll-related benefits	$850
Contract labour and consulting	1,060
Share-based compensation	739
Travel and communication	(443)
Facilities	602
Other miscellaneous	(180)
Total year-over-year change in general and administrative expenses	$2,628
General and administrative expenses increased by $2.6 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year. Contract labour and consulting increased by $1.1 million, which was primarily required on account of consulting fees related to our recent acquisitions. Similarly, payroll and payroll-related benefits increased by $0.9 million, and facility and related resources increased by $0.6 million. These increases were partially offset by a reduction in travel and communication expenses of $0.4 million and a reduction in other miscellaneous expenses of $0.2 million, which include professional fees such as legal, audit and tax related expenses. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
Our general and administrative labour resources increased by 186 employees, from 1,020 employees at September 30, 2015 to 1,206 employees at September 30, 2016. Our recent acquisitions added 48 employees to our general and administrative labour resources.

Depreciation expenses:

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Depreciation	$15,270	$2,356	$12,914
Depreciation expenses increased by $2.4 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Amortization of acquired customer-based intangible assets	$33,608	$5,803	$27,805
Acquired customer-based intangible assets amortization expense increased by $5.8 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year. This was primarily due to the impact of new acquired customer-based intangible assets from our acquisitions of CCM Business, Recommind, CEM Business, ANX, and Daegis. This was partially offset by the customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Special charges (recoveries)	$12,454	$(4,883)	$17,337
Special charges decreased by $4.9 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year. This was primarily due to (i) a net decrease in restructuring charges of $13.4 million and (ii) a decrease of $0.5 million relating to a higher net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred in the current period compared to the same period in the prior fiscal year. These decreases were partially offset by (i) an increase in acquisition related costs of $6.6 million, and (ii) an increase of $1.2 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations and costs incurred to reorganize certain legal entities including consolidation of intellectual property. The remainder of the change is due to miscellaneous items.
For more details on Special charges (recoveries), see note 17 "Special Charges (Recoveries)" to our Condensed Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net relates to certain non-operational charges consisting primarily of transactional foreign exchange gains (losses). This income (expense) is dependent upon the change in foreign currency exchange rates vis-à-vis the functional currency of the legal entity. Other income (expense) also includes our share of income or losses in non-marketable equity securities accounted for under the equity method.

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Other income (expense), net	$6,699	$11,612	$(4,913)

Other income included foreign exchange gains of $1.2 million on our inter-company transactions during the first quarter of Fiscal 2017 compared to $5.4 million in foreign exchange losses during the same period last year. Also during the current quarter we recognized income of approximately $5.5 million relating to our share of income in non-marketable equity investments.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,
(In thousands)	2016	Change (increase) decrease	2015
Interest and other related expense, net	$27,275	$8,229	$19,046
Interest and other related expense, net increased by $8.2 million as compared to the same period in the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2026 (defined below), which were issued on May 31, 2016.
For more details see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Provision for Income Taxes
We operate in several tax jurisdictions and are exposed to various foreign tax rates. We also note that we are subject to tax rate discrepancies between our domestic tax rate and foreign tax rates that are significant and these discrepancies are primarily related to earnings in the United States.
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.

	Three Months Ended September 30,
(In thousands)	2016	Change increase (decrease)	2015
Provision for (Recovery of) income taxes	$(859,425)	$(870,627)	$11,202
The effective tax rate (which is the provision for taxes expressed as a percentage of income before taxes) decreased to a recovery of 1,606.8% for the three months ended September 30, 2016, compared to a provision of 21.3% for the three months ended September 30, 2015. The decrease to tax expense of $870.6 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization that is further described below. Additionally, we saw an increase of $10.9 million resulting from the impact of foreign rates, and a decrease in changes in unrecognized tax benefits in the amount of $2.2 million. The remainder of the differences were due to normal course movements and non-material items.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our IP in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was realized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance is required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. This significant tax benefit is specifically tied to the reorganization and applied to this quarter only and as a result, will not continue in future periods.
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
Non-GAAP-based net income and Non-GAAP-based EPS are calculated as net income or earnings per share on a diluted basis, after giving effect to the amortization of acquired intangible assets, other income (expense), share-based compensation, and Special charges (recoveries), all net of tax and any tax benefits/expense items unrelated to current period income, as further described in the tables below. Non-GAAP-based gross profit is the arithmetical sum of GAAP-based gross profit and the amortization of acquired technology-based intangible assets and share-based compensation within cost of sales. Non-GAAP-based gross margin is calculated as Non-GAAP-based gross profit expressed as a percentage of total revenue. Non-GAAP-based income from operations is calculated as income from operations, excluding the amortization of acquired intangible assets, Special charges (recoveries), and share-based compensation expense. Non-GAAP-based operating margin is calculated as Non-GAAP-based income from operations expressed as a percentage of total revenue.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2016
(in thousands except for per share data)

	Three Months Ended September 30, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$70,292		$(360)	(1)	$69,932
Customer support	25,738		(235)	(1)	25,503
Professional service and other	41,343		(445)	(1)	40,898
Amortization of acquired technology-based intangible assets	23,135		(23,135)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	327,311	66.6%	24,175	(3)	351,486	71.5%
Operating expenses
Research and development	58,572		(1,743)	(1)	56,829
Sales and marketing	95,148		(2,820)	(1)	92,328
General and administrative	38,197		(2,537)	(1)	35,660
Amortization of acquired customer-based intangible assets	33,608		(33,608)	(2)	—
Special charges (recoveries)	12,454		(12,454)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	74,062	15.1%	77,337	(5)	151,399	30.8%
Other income (expense), net	6,699		(6,699)	(6)	—
Provision for (recovery of) income taxes	(859,425)		878,017	(7)	18,592
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	912,884		(807,379)	(8)	105,505
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$7.46		$(6.60)	(8)	$0.86

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

(5)	GAAP-based and Non-GAAP-based income from operations stated in dollars and operating margin stated as a percentage of total revenue.
(6)
Adjustment relates to the exclusion of Other income (expense) from our Non-GAAP-based operating expenses as Other income (expense) relates primarily to the transactional impact of foreign exchange and is generally not indicative or related to continuing operations and is therefore excluded from our internal analysis of operating results. Other income (expense) also includes our share of income (losses) from our holdings in non-marketable securities investments as a limited partner. We do not actively trade equity securities in these privately held companies nor do we plan our ongoing operations based around any anticipated fundings or distributions from these investments. We exclude gains and losses on these investments as we do not believe they are reflective of our ongoing business and operating results.

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 1,607% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14) assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$912,884	$7.46
Add:
Amortization	56,743	0.46
Share-based compensation	8,140	0.07
Special charges (recoveries)	12,454	0.10
Other (income) expense, net	(6,699)	(0.05)
GAAP-based provision for (recovery of ) income taxes	(859,425)	(7.02)
Non-GAAP-based provision for income taxes	(18,592)	(0.16)
Non-GAAP-based net income, attributable to OpenText	$105,505	$0.86

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended September 30, 2015
(in thousands except for per share data)

	Three Months Ended September 30, 2015
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$58,916		$(281)	(1)	$58,635
Customer support	20,508		(158)	(1)	20,350
Professional service and other	38,064		(453)	(1)	37,611
Amortization of acquired technology-based intangible assets	19,883		(19,883)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	294,483	67.8%	20,775	(3)	315,258	72.6%
Operating expenses
Research and development	46,440		(752)	(1)	45,688
Sales and marketing	77,945		(3,115)	(1)	74,830
General and administrative	35,569		(1,774)	(1)	33,795
Amortization of acquired customer-based intangible assets	27,805		(27,805)	(2)	—
Special charges (recoveries)	17,337		(17,337)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	76,473	17.6%	71,558	(5)	148,031	34.1%
Other income (expense), net	(4,913)		4,913	(6)	—
Provision for (recovery of) income taxes	11,202		14,569	(7)	25,771
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	41,286		61,902	(8)	103,188
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.34		$0.50	(8)	$0.84

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods following the relevant acquisitions and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax rate of approximately 21% and a Non-GAAP-based tax rate of approximately 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. In arriving at our Non-GAAP-based tax rate of approximately 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended September 30, 2015
		Per share diluted
GAAP-based net income, attributable to OpenText	$41,286	$0.34
Add:
Amortization	47,688	0.39
Share-based compensation	6,533	0.05
Special charges (recoveries)	17,337	0.14
Other (income) expense, net	4,913	0.04
GAAP-based provision for (recovery of ) income taxes	11,202	0.09
Non-GAAP-based provision for income taxes	(25,771)	(0.21)
Non-GAAP-based net income, attributable to OpenText	$103,188	$0.84

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of September 30, 2016	Change increase (decrease)	As of June 30, 2016
Cash and cash equivalents	$834,944	$(448,813)	$1,283,757
Short-term investments	$2,726	$(9,113)	$11,839

	Three Months Ended September 30,
(In thousands)	2016	Change	2015
Cash provided by operating activities	$73,451	$(19,271)	$92,722
Cash used in investing activities	$(501,170)	$(475,486)	$(25,684)
Cash used in financing activities	$(25,806)	$44,496	$(70,302)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
We anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends, potential acquisitions under our normal course issuer bid, and operating needs for the next 12 months, except as noted below with respect to the Dell-EMC Acquisition. On September 12, 2016, we entered into a material definitive agreement, pursuant to which we have agreed to acquire certain assets and assume certain liabilities of the enterprise content division of Dell-EMC for approximately $1.62 billion. The closing of this acquisition is subject to certain customary closing conditions, including the expiration or termination of applicable waiting periods under the HSR Act. The Dell-EMC Acquisition is expected to close within 90 to 120 days from when we entered into the agreement. In connection with the Dell-EMC Acquisition, we have obtained a financing commitment from Barclays Bank PLC, Citigroup Global Markets Inc. and Royal Bank of Canada. Please see below for more details related to the Commitment Letter. Although the exact components of the permanent financing for the Dell-EMC Acquisition are yet to be determined, our objective is to maintain a conservative capital structure, including preserving our current credit ratings. As such, the permanent financing may include elements of cash on hand, borrowings under existing or new credit facilities, and a new equity offering. Any further material or acquisition-related activities may require additional sources of financing (beyond that contemplated for the Dell-EMC Acquisition) and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below.
As at September 30, 2016, we have provided $16.7 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $19.3 million due to a decrease in changes from working capital of $27.3 million, partially offset by an increase in net income before the impact of non-cash items of $8.0 million. The decrease in operating cash flow from changes in working capital of $27.3 million was primarily due to the net impact of the following decreases: (i) $35.9 million relating to accounts receivable, (ii) $7.7 million relating to other assets, (iii) $7.1 million relating to prepaid and other current assets, and (iv) $0.6 million relating to income taxes payable and deferred charges and credits. These decreases were partially offset by increases of: (i) $17.7 million relating to accounts payable and accrued liabilities, as a result of an active working capital management program, and (ii) $6.3 million relating to deferred revenues.
During the first quarter of Fiscal 2017 our DSO was 52 days compared to a DSO of 48 days during the first quarter of Fiscal 2016. The per day impact of our DSO in the first quarters of Fiscal 2017 and Fiscal 2016 on our cash flows was $5.7 million and $4.9 million, respectively. The increase in DSO this quarter, as compared to the same period last fiscal year, was partially the result of the impact of our recent acquisition of Recommind, which negatively impacted our DSO as Recommind historically offered longer payment terms than Open Text. We expect to see improvements to our overall global DSO, as we continue to onboard and bring their payment terms in line with OpenText policies and procedures.

Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.
Cash flows used in investing activities increased by $475.5 million. This was primarily due to a $479.8 million increase in consideration paid for acquisitions in the first quarter of Fiscal 2017 as compared to the same period in Fiscal 2016, and an increase in additions of property and equipment of $3.5 million. These increases were offset by a decrease in other investing activity of $0.8 million and in an inflow of investing cash from the maturity of certain short term investments of $7.0 million.
Cash flows used in financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows used in financing activities decreased by $44.5 million. This was primarily due to our repurchase approximately 1.1 million Common Shares in the first quarter of Fiscal 2016 for approximately $50.0 million under our previous share repurchase plan. We have not yet repurchased any Common Shares under our Share Repurchase Plan (as defined below) this fiscal year. This decrease in cash flows used in financing activities was partially offset by a $1.3 million increase in debt issuance costs relating to our Senior Notes 2026 and a $4.5 million increase in dividend payments made to our shareholders. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three months ended September 30, 2016, we declared and paid cash dividends of $0.23 per Common Share that totaled $27.8 million. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board.

Commitment Letter
On September 12, 2016, we entered into the commitment letter with Barclays Bank PLC in connection with the Dell-EMC Acquisition. On September 26, 2016, we amended and restated the commitment letter (as amended and restated, the Commitment Letter) to add Citigroup Global Markets Inc. and Royal Bank of Canada as lenders (together with Barclays Bank PLC, the Lenders). Under the Commitment Letter, we obtained a financing commitment from the Lenders, severally and not jointly, to provide a first lien term loan facility in an aggregate principal amount of up to $1.0 billion (the Facility) to finance a portion of the purchase price for the Dell-EMC Acquisition. The obligations of the Lenders to provide the Facility under the Commitment Letter are subject to a number of customary conditions, including, without limitation, execution and delivery of definitive documentation consistent with the Commitment Letter and the documentation standard specified therein. The Commitment Letter terminates on March 14, 2017 (which termination date may be extended under the terms of the Commitment Letter in a manner consistent with extensions under the Master Acquisition Agreement, in each case to a date that is two business days after the relevant termination date under the Master Acquisition Agreement). For further details, please refer to the Master Acquisition Agreement and the Commitment Letter which were filed as exhibit 2.1 in our Current Report on Form 8-K, filed with the SEC on September 13, 2016, and as exhibit 10.2 hereto, respectively. Although the exact components of the permanent financing for the Dell-EMC Acquisition are yet to be determined, our objective is to maintain a conservative capital structure, including preserving our current credit ratings. As such, the permanent financing may include elements of cash on hand, borrowings under existing or new credit facilities, and newly issued equity.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2016, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of September 30, 2016, our consolidated net leverage ratio was 1.8:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
We currently have a $300 million committed revolving credit facility (the Revolver). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term and has financial covenants consistent with Term Loan B. As of September 30, 2016, we have not drawn any amounts on the Revolver.
Share Repurchase Plan
On July 26, 2016, our board of directors (the Board) authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan), pursuant to a normal course issuer bid. Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing of any repurchase will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

During the three months ended September 30, 2016, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three months ended September 30, 2015, we repurchased and cancelled 1,131,812 Common Shares for approximately $50.0 million under our previous share repurchase plan.
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
Pensions
As of September 30, 2016, our total unfunded pension plan obligations were $65.3 million, of which $1.7 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (nine months ended June 30)	$450	$592	$54
2018	641	878	88
2019	717	937	138
2020	784	989	128
2021	868	1,004	159
2022 to 2026	5,127	5,550	1,701
Total	$8,587	$9,950	$2,268
For a detailed discussion on all pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of September 30, 2016, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	October 1, 2016— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long-term debt obligations	$2,930,839	$82,876	$226,916	$954,797	$1,666,250
Operating lease obligations (1)	204,087	37,963	79,231	48,066	38,827
Purchase obligations (2)	15,784	13,360	2,170	254	—
	$3,150,710	$134,199	$308,317	$1,003,117	$1,705,077
(1) Net of $6.2 million of sublease income to be received from properties which we have subleased to third parties.
(2) On September 12, 2016, we entered into a commitment letter with Barclays Bank PLC in connection with the Dell-EMC Acquisition (as defined in note 18). On September 26, 2016, we amended and restated the commitment letter (as amended and restated, the Commitment Letter) to add Citigroup Global Markets Inc. and Royal Bank of Canada as lenders (together with Barclays Bank PLC, the Lenders). Under the Commitment Letter, we obtained a financing commitment from the Lenders, severally and not jointly, to provide a first lien term loan facility in an aggregate principal amount of up to $1.0 billion to finance a portion of the purchase price for the Dell-EMC acquisition. Under the terms of the Commitment Letter, we are subject to fees of $5.0 million with a maximum fee payable up to $10.0 million. We have included our maximum fee exposure under “Purchase Obligations” in the table above, although the final fees that we pay could ultimately be less. The Commitment Letter terminates on March 14, 2017, subject to extension.

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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of September 30, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of September 30, 2016. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
Historically, prior to our acquisition of GXS, GXS would charge certain costs to its subsidiaries, including GXS Brazil, primarily based on historical transfer pricing studies that were intended to reflect the costs incurred by subsidiaries in relation to services provided by the parent company to the subject subsidiary. GXS recorded taxes on amounts billed, that were considered to be due based on the intercompany charges. GXS subsequently re-evaluated its intercompany charges to GXS Brazil and related taxes and, upon taking into consideration the current environment and judicial proceedings in Brazil, concluded that it was probable that certain indirect taxes would be assessable and payable based upon the accrual of such intercompany charges and has approximately $5.3 million accrued for the probable amount of a settlement related to the indirect taxes, interest and penalties.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.
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
As of September 30, 2016, we had an outstanding balance of $778.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of September 30, 2016, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.8 million, assuming that the loan balance as of September 30, 2016 is outstanding for the entire period.
At June 30, 2016, an adverse change of one percent would have had the effect of increasing our annual interest payments on Term Loan B by approximately $7.8 million, assuming that the loan balance was outstanding for the entire period.
Depending on the permanent financing for the Dell-EMC Acquisition, we may be subject to additional interest rate risk.
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
Based on the foreign exchange forward contracts outstanding as at September 30, 2016, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.3 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of September 30, 2016 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at September 30, 2016	U.S. Dollar Equivalent at June 30, 2016
Euro	$174,199	$182,524
British Pound	35,719	29,572
Canadian Dollar	27,651	22,103
Swiss Franc	24,901	30,298
Other foreign currencies	80,738	72,107
Total cash and cash equivalents denominated in foreign currencies	343,208	336,604
U.S. dollar	491,736	947,153
Total cash and cash equivalents	$834,944	$1,283,757
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $34.3 million (June 30, 2016—$33.7 million).
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1A. Risk Factors
The following risk factors update, and are in addition to, the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016, and should be read in conjunction therewith. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies.
There can be no assurance that we will successfully complete the Dell-EMC Acquisition on the terms or timetable currently proposed or at all.
The Master Acquisition Agreement contains a number of customary conditions that must be fulfilled to complete the Dell-EMC Acquisition, including the expiration or termination of any applicable waiting periods under the HSR Act. The Master Acquisition Agreement also contains certain customary rights of either party, as applicable, to terminate the agreement prior to the initial closing. In addition, if the Master Acquisition Agreement is terminated in specified circumstances, certain termination fees become payable. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the completion of the Dell-EMC Acquisition.
Further, our ability to complete the Dell-EMC Acquisition is dependent upon our ability to secure the financing sources to pay the purchase price. Although the exact components of the permanent financing for the Dell-EMC Acquisition are yet to be determined, our objective is to maintain a conservative capital structure, including preserving our current credit ratings. As such, the permanent financing may include elements of cash on hand, borrowings under existing or new credit facilities, and newly issued equity. There can be no assurance that we will be successful in raising sufficient funds to finance the purchase price for the Dell-EMC Acquisition. We entered into the Commitment Letter, pursuant to which the Lenders, severally and not jointly, have committed to provide the Facility in an aggregate principal amount of up to $1.0 billion subject to a number of customary conditions. We cannot assure you that we will be able to satisfy the conditions set forth in the Commitment Letter. The closing of the Dell-EMC Acquisition is not contingent on our ability to obtain sufficient financing under the Commitment Letter or otherwise.
We have incurred, and will continue to incur, significant transaction costs in connection with the Dell-EMC Acquisition and a delay in closing, or a failure to complete, the Dell-EMC Acquisition could have a negative impact on our business and on the trading price of our Common Shares.
We may fail to realize all of the anticipated benefits of the Dell-EMC Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the enterprise content division of Dell-EMC we acquire.
Our ability to realize the anticipated benefits of the Dell-EMC Acquisition will depend, to a large extent, on our ability to integrate the enterprise content division of Dell-EMC we acquire, which is a complex, costly and time-consuming process. The nature of a carve-out acquisition makes it inherently more difficult to assume operations upon closing and to integrate activities. As a result, we will be required to devote significant management attention and resources to integrate the business practices and operations of OpenText and the enterprise content division of Dell-EMC we acquire. The integration process may disrupt our business and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Dell-EMC Acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
In addition, the integration of the enterprise content division of Dell-EMC may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;
•difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in the assimilation of employees; and
•coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. In addition, even if the enterprise content division of Dell-EMC is integrated successfully, the full benefits of the Dell-EMC Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the Dell-EMC Acquisition and negatively impact the price of our Common Shares.
Our effective tax rate for the three months ended September 30, 2016 was positively impacted by a non-recurring income tax benefit.
Our effective tax rate for the three months ended September 30, 2016 was a recovery of 1,606.8%, compared to a provision of 21.3% for the same period in the prior year. The decrease in tax rate was primarily due to a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset resulting from the implementation of a reorganization of our subsidiaries worldwide, as discussed in note 14 “Income Taxes” to our Condensed Consolidated Financial Statements. This tax benefit is specifically tied to the reorganization and applied to this quarter only, and as a result, will not continue in the future periods.

Item 6.    Exhibits and Financial Statements Schedules
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 2016, by and among Open Text Corporation, EMC Corporation, EMC International Company, and EMC (Benelux) B.V. (1)
4.1	Amended and Restated Shareholder Rights Plan Agreement between open Text Corporation and Computershare Investor Services, Inc. dated September 23, 2016. (2)
10.1	Commitment Letter, dated as of September 12, 2016, by and between Barclays Bank PLC and Open Text Corporation. (1)
10.2	Amended and Restated Commitment Letter, dated as of September 26, 2016, by and among Open Text Corporation and Barclays Bank PLC, Citigroup Global Markets Inc. and Royal Bank of Canada.
10.3	Open Text Corporation 2004 Stock Option Plan, as amended and restated on September 23, 2016. (3)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema.
101.CAL	XBRL taxonomy extension calculation linkbase.
101.DEF	XBRL taxonomy extension definition linkbase.
101.LAB	XBRL taxonomy extension label linkbase.
101.PRE	XBRL taxonomy extension presentation.

(1) Filed as an Exhibit to the Company's current Report on Form 8-K, as filed with the SEC on September 13, 2016 and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's current Report on Form 8-K, as filed with the SEC on September 23, 2016 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the SEC on November 3, 2016, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: November 3, 2016

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)