Form 10-Q
period 2016-12-31
OPEN TEXT CORP
filed 2017-02-02
CIK 1002638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016.
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2017, there were 263,141,058 outstanding Common Shares of the registrant.

OPEN TEXT CORPORATION

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2016	June 30, 2016
ASSETS	(unaudited)
Cash and cash equivalents	$1,722,491	$1,283,757
Short-term investments	3,238	11,839
Accounts receivable trade, net of allowance for doubtful accounts of $7,903 as of December 31, 2016 and $6,740 as of June 30, 2016 (note 3)	315,562	285,904
Income taxes recoverable (note 14)	19,232	31,752
Prepaid expenses and other current assets	58,129	59,021
Total current assets	2,118,652	1,672,273
Property and equipment (note 4)	179,044	183,660
Goodwill (note 5)	2,597,685	2,325,586
Acquired intangible assets (note 6)	772,534	646,240
Deferred tax assets (note 14)	1,078,548	241,161
Other assets (note 7)	66,905	53,697
Deferred charges (note 8)	59,598	22,776
Long-term income taxes recoverable (note 14)	9,225	8,751
Total assets	$6,882,191	$5,154,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$245,506	$257,450
Current portion of long-term debt (note 10)	8,000	8,000
Deferred revenues	364,872	373,549
Income taxes payable (note 14)	24,770	32,030
Total current liabilities	643,148	671,029
Long-term liabilities:
Accrued liabilities (note 9)	30,309	29,848
Deferred credits (note 8)	6,820	8,357
Pension liability (note 11)	55,827	61,993
Long-term debt (note 10)	2,389,826	2,137,987
Deferred revenues	47,119	37,461
Long-term income taxes payable (note 14)	146,845	149,041
Deferred tax liabilities (note 14)	72,121	79,231
Total long-term liabilities	2,748,867	2,503,918
Shareholders’ equity:
Share capital (note 12)
263,000,896 and 242,809,354 Common Shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively; authorized Common Shares: unlimited	1,416,644	817,788
Additional paid-in capital	158,975	147,280
Accumulated other comprehensive income	39,884	46,310
Retained earnings	1,894,802	992,546
Treasury stock, at cost (917,372 shares at December 31, 2016 and 1,267,294 at June 30, 2016, respectively)	(20,709)	(25,268)
Total OpenText shareholders' equity	3,489,596	1,978,656
Non-controlling interests	580	541
Total shareholders’ equity	3,490,176	1,979,197
Total liabilities and shareholders’ equity	$6,882,191	$5,154,144
Guarantees and contingencies (note 13)
Related party transactions (note 21)
Subsequent events (note 22)
As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis.

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues:
License	$97,764	$81,856	$158,420	$133,187
Cloud services and subscriptions	175,061	149,099	344,748	296,889
Customer support	219,656	184,137	429,862	369,804
Professional service and other	50,228	50,255	101,343	100,002
Total revenues	542,709	465,347	1,034,373	899,882
Cost of revenues:
License	2,391	2,029	6,236	4,710
Cloud services and subscriptions	73,150	58,918	143,442	117,834
Customer support	27,349	21,689	53,087	42,197
Professional service and other	40,295	38,375	81,638	76,439
Amortization of acquired technology-based intangible assets (note 6)	24,848	18,731	47,983	38,614
Total cost of revenues	168,033	139,742	332,386	279,794
Gross profit	374,676	325,605	701,987	620,088
Operating expenses:
Research and development	64,721	45,710	123,293	92,150
Sales and marketing	102,651	85,875	197,799	163,820
General and administrative	39,914	33,767	78,111	69,336
Depreciation	15,301	13,330	30,571	26,244
Amortization of acquired customer-based intangible assets (note 6)	33,815	27,793	67,423	55,598
Special charges (recoveries) (note 17)	11,117	9,088	23,571	26,425
Total operating expenses	267,519	215,563	520,768	433,573
Income from operations	107,157	110,042	181,219	186,515
Other income (expense), net	(3,558)	961	3,141	(3,952)
Interest and other related expense, net	(27,743)	(19,187)	(55,018)	(38,233)
Income before income taxes	75,856	91,816	129,342	144,330
Provision for (recovery of) income taxes (note 14)	30,822	4,074	(828,603)	15,276
Net income for the period	$45,034	$87,742	$957,945	$129,054
Net (income) attributable to non-controlling interests	(12)	(56)	(39)	(82)
Net income attributable to OpenText	$45,022	$87,686	$957,906	$128,972
Earnings per share—basic attributable to OpenText (note 20)	$0.18	$0.36	$3.92	$0.53
Earnings per share—diluted attributable to OpenText (note 20)	$0.18	$0.36	$3.89	$0.53
Weighted average number of Common Shares outstanding—basic	245,653	242,492	244,282	243,398
Weighted average number of Common Shares outstanding—diluted	247,501	243,584	246,123	244,432
Dividends declared per Common Share	$0.1150	$0.1000	$0.2300	$0.2000

As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis.
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income for the period	$45,034	$87,742	$957,945	$129,054
Other comprehensive income—net of tax:
Net foreign currency translation adjustments	(11,526)	(2,751)	(10,307)	(1,028)
Unrealized gain (loss) on cash flow hedges:
Unrealized (loss) - net of tax (recovery) effect of ($252) and ($515) for the three months ended December 31, 2016 and 2015, respectively; ($380) and ($1,737) for the six months ended December, 31 2016 and 2015, respectively	(698)	(1,429)	(1,053)	(4,819)
(Gain) loss reclassified into net income - net of tax (expense) recovery effect of ($33) and $294 for the three months ended December 31, 2016 and 2015, respectively; ($38) and $478 for the six months ended December 31, 2016 and 2015, respectively	(91)	814	(108)	1,326
Actuarial gain (loss) relating to defined benefit pension plans:
Actuarial gain - net of tax expense (recovery) effect of $1,077 and ($92) for the three months ended December 31, 2016 and 2015, respectively; $484 and $210 for the six months ended December 31, 2016 and 2015, respectively	2,823	648	4,361	1,761
Amortization of actuarial loss into net income - net of tax recovery effect of $57 and $34 for the three months ended December 31, 2016 and 2015, respectively; $119 and $66 for the six months ended December 31, 2016 and 2015, respectively	134	90	281	173
Unrealized net gain on short-term investments - net of tax effect of nil for the three and six months ended December 31, 2016 and 2015, respectively	512	120	400	135
Total other comprehensive income, net, for the period	(8,846)	(2,508)	(6,426)	(2,452)
Total comprehensive income	36,188	85,234	951,519	126,602
Comprehensive (income) attributable to non-controlling interests	(12)	(56)	(39)	(82)
Total comprehensive income attributable to OpenText	$36,176	$85,178	$951,480	$126,520
See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income for the period	$957,945	$129,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	145,977	120,456
Share-based compensation expense	15,712	13,114
Excess tax (benefits) on share-based compensation expense	(542)	(40)
Pension expense	2,061	2,325
Amortization of debt issuance costs	2,654	2,312
Amortization of deferred charges and credits	4,292	4,598
Loss on sale and write down of property and equipment	—	890
Deferred taxes	(868,233)	(7,869)
Share in net (income) of equity investees	(5,993)	—
Other non-cash charges	1,033	—
Changes in operating assets and liabilities:
Accounts receivable	456	10,880
Prepaid expenses and other current assets	11,885	613
Income taxes and deferred charges and credits	(9,620)	294
Accounts payable and accrued liabilities	(23,995)	(14,819)
Deferred revenue	(47,742)	(48,673)
Other assets	(5,420)	3,523
Net cash provided by operating activities	180,470	216,658
Cash flows from investing activities:
Additions of property and equipment	(32,274)	(29,899)
Proceeds from maturity of short-term investments	9,212	5,324
Purchase of HP Inc. CCM Business	(315,000)	—
Purchase of Recommind, Inc.	(170,107)	—
Purchase of HP Inc. CEM Business	(7,289)	—
Purchase of ANXe Business Corporation	143	—
Purchase of Daegis Inc., net of cash acquired	—	(22,146)
Purchase consideration for acquisitions prior to Fiscal 2016	—	(9,859)
Other investing activities	(563)	(3,680)
Net cash used in investing activities	(515,878)	(60,260)
Cash flows from financing activities:
Excess tax benefits on share-based compensation expense	542	40
Proceeds from issuance of long-term debt (note 10)	256,875	—
Proceeds from issuance of Common Shares from exercise of stock options and ESPP	10,701	7,988
Proceeds from issuance of Common Shares under the public Equity Offering (note 12)	604,223	—
Repayment of long-term debt and revolver	(4,000)	(4,000)
Debt issuance costs	(4,155)	—
Equity issuance costs	(18,127)	—
Common Shares repurchased	—	(65,509)
Purchase of treasury stock	—	(10,627)
Payments of dividends to shareholders	(55,650)	(47,528)
Net cash provided by (used in) financing activities	790,409	(119,636)
Foreign exchange gain (loss) on cash held in foreign currencies	(16,267)	(10,798)
Increase in cash and cash equivalents during the period	438,734	25,964
Cash and cash equivalents at beginning of the period	1,283,757	699,999
Cash and cash equivalents at end of the period	$1,722,491	$725,963
Supplemental cash flow disclosures (note 19)

See accompanying Notes to Condensed Consolidated Financial Statements

OPEN TEXT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2016
(Tabular amounts in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Open Text Corporation and our subsidiaries, collectively referred to as "OpenText" or the "Company". We wholly own all of our subsidiaries with the exception of Open Text South Africa Proprietary Ltd. (OT South Africa), GXS, Inc. (GXS Korea) and EC1 Pte. Ltd. (GXS Singapore), which as of December 31, 2016, were 90%, 85% and 81% owned, respectively, by OpenText. All inter-company balances and transactions have been eliminated.
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
These Condensed Consolidated Financial Statements are expressed in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The information furnished reflects all adjustments necessary for a fair presentation of the results for the periods presented and includes the financial results of Recommind, Inc. (Recommind), with effect from July 20, 2016, and certain customer communication management software and services assets and liabilities acquired from HP Inc. (CCM Business), with effect from July 31, 2016 (see note 18 "Acquisitions").
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
Share Split
As a result of the two-for-one share split, effected January 24, 2017 by way of a share sub-division, all current and historical period per share data and number of Common Shares outstanding in these the accompanying Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented on a post share split basis. See note 12 "Share Capital, Option Plans and Share-based Payments" for additional information about the share split.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
Definition of a Business
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business" (ASU 2017-01) which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for us for acquisitions commencing on or after the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date. We have not early adopted ASU 2017-01.

Statement of Cash Flows
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18) which amends the current guidance to clarify how the presentation of changes in restricted cash should be presented in the statement of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15) which clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows.
Both ASU 2016-18 and ASU 2016-15 are effective for us during the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted. We are currently evaluating the impact of the pending adoption of these two standards on our Condensed Consolidated Financial Statements.
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). ASU 2016-16 primarily changes the timing of when certain intercompany transactions are recognized within the provision for income taxes among other things. ASU 2016-16 is effective for us during the first quarter of our fiscal year ending June 30, 2019, on a modified retrospective basis, with early adoption permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-16 on our Condensed Consolidated Financial Statements.
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
Share-based Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for us during the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our Condensed Consolidated Financial Statements.
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
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. These updates supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and nearly all other existing revenue recognition guidance under U.S. GAAP. The core principal of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 identifies five steps to be followed to achieve this core principal, which include (i) identifying contract(s) with customers, (ii) identifying performance obligations in the contract(s), (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract(s) and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB voted to defer the effective date of ASU 2014-09 for one year. The new guidance will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. Early adoption, prior to the original effective date, is not permitted. When applying ASU 2014-09 we can either apply the amendments: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. We are currently evaluating the effect that the pending adoption of the above mentioned ASUs will have on our Condensed Consolidated Financial Statements and related disclosures. Although it may have a significant impact on our revenue recognition policies and disclosures, we have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance as of June 30, 2016	$6,740
Bad debt expense	3,631
Write-off /adjustments	(2,468)
Balance as of December 31, 2016	$7,903
Included in accounts receivable are unbilled receivables in the amount of $28.6 million as of December 31, 2016 (June 30, 2016—$35.6 million).

NOTE 4—PROPERTY AND EQUIPMENT

	As of December 31, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,092	$(13,453)	$6,639
Office equipment	1,130	(556)	574
Computer hardware	138,928	(94,269)	44,659
Computer software	55,937	(29,193)	26,744
Capitalized software development costs	59,061	(22,391)	36,670
Leasehold improvements	58,519	(33,798)	24,721
Land and buildings	48,386	(9,349)	39,037
Total	$382,053	$(203,009)	$179,044

	As of June 30, 2016
	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$20,462	$(12,505)	$7,957
Office equipment	823	(226)	597
Computer hardware	134,688	(89,351)	45,337
Computer software	51,991	(25,134)	26,857
Capitalized software development costs	53,540	(16,830)	36,710
Leasehold improvements	57,061	(30,743)	26,318
Land and buildings	48,529	(8,645)	39,884
Total	$367,094	$(183,434)	$183,660
NOTE 5—GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. The following table summarizes the changes in goodwill since June 30, 2016:

Balance as of June 30, 2016	$2,325,586
Acquisition of Recommind, Inc. (note 18)	93,985
Acquisition of CCM Business (note 18)	178,144
Adjustments relating to prior acquisitions (note 18)	(30)
Balance as of December 31, 2016	$2,597,685

NOTE 6—ACQUIRED INTANGIBLE ASSETS

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Technology assets	$485,373	$(203,831)	$281,542
Customer assets	858,106	(367,114)	490,992
Total	$1,343,479	$(570,945)	$772,534

	As of June 30, 2016
	Cost	Accumulated Amortization	Net
Technology assets	$359,573	$(155,848)	$203,725
Customer assets	790,506	(347,991)	442,515
Total	$1,150,079	$(503,839)	$646,240

The weighted average amortization periods for acquired technology and customer intangible assets are approximately five years and seven years, respectively.
The following table shows the estimated future amortization expense for the fiscal years indicated. This calculation assumes no future adjustments to acquired intangible assets:

Fiscal years ending June 30,
2017 (six months ended June 30)	$113,378
2018	218,992
2019	191,593
2020	120,079
2021	45,872
2022 and beyond	82,620
Total	$772,534

NOTE 7—OTHER ASSETS

	As of December 31, 2016	As of June 30, 2016
Deposits and restricted cash	$13,445	$10,715
Deferred implementation costs	22,435	18,116
Investments	23,608	18,062
Long-term prepaid expenses and other long-term assets	7,417	6,804
Total	$66,905	$53,697
Deposits and restricted cash relate to security deposits provided to landlords in accordance with facility lease agreements and cash restricted per the terms of certain contractual-based agreements.
Deferred implementation costs relate to deferred direct and relevant costs on implementation of long-term contracts, to the extent such costs can be recovered through guaranteed contract revenues.
Investments relate to certain non-marketable equity securities in which we are a limited partner. Our interest, individually, in each of these investees range from 4% to below 20%. These investments are accounted for using the equity method. Our share of net income or losses based on our interest in these investments is recorded as a component of other income (expense), net in our Condensed Consolidated Statements of Income. During the three and six months ended December 31, 2016, our share of income from these investments was $0.5 million and $6.0 million, respectively (three and six months ended December 31, 2015—nil, respectively).
Long-term prepaid expenses and other long-term assets primarily relate to advance payments on long-term licenses that are being amortized over the applicable terms of the licenses.
NOTE 8—DEFERRED CHARGES AND CREDITS
Deferred charges and credits relate to cash taxes payable and the elimination of deferred tax balances relating to legal entity consolidations completed as part of internal reorganizations of our international subsidiaries. Deferred charges and credits are amortized to income tax expense over periods of 6 to 15 years.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Current liabilities
Accounts payable and accrued liabilities are comprised of the following:

	As of December 31, 2016	As of June 30, 2016
Accounts payable—trade	$33,800	$35,804
Accrued salaries and commissions	67,120	77,813
Accrued liabilities	116,334	113,272
Accrued interest on Senior Notes	24,011	23,562
Amounts payable in respect of restructuring and other Special charges	3,423	5,109
Asset retirement obligations	818	1,890
Total	$245,506	$257,450
Long-term accrued liabilities

	As of December 31, 2016	As of June 30, 2016
Amounts payable in respect of restructuring and other Special charges	$1,874	$3,986
Other accrued liabilities*	19,650	19,138
Asset retirement obligations	8,785	6,724
Total	$30,309	$29,848
* Other accrued liabilities consist primarily of tenant allowances, deferred rent and lease fair value adjustments relating to certain facilities acquired through business acquisitions.
Asset retirement obligations
We are required to return certain of our leased facilities to their original state at the conclusion of our lease. As of December 31, 2016, the present value of this obligation was $9.6 million (June 30, 2016—$8.6 million), with an undiscounted value of $10.5 million (June 30, 2016—$9.2 million).
NOTE 10—LONG-TERM DEBT
Long-term debt
Long-term debt is comprised of the following:

	As of December 31, 2016	As of June 30, 2016
Total debt
Senior Notes 2026	$850,000	$600,000
Senior Notes 2023	800,000	800,000
Term Loan B	776,000	780,000
Total principal payments due	2,426,000	2,180,000

Premium on Senior Notes 2026	6,875	—
Debt issuance costs	(35,049)	(34,013)
Total amount outstanding	2,397,826	2,145,987

Less:
Current portion of long-term debt
Term Loan B	8,000	8,000

Non-current portion of long-term debt	$2,389,826	$2,137,987

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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening the previously issued Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, is $850 million.
For the three and six months ended December 31, 2016, we recorded interest expense of $9.4 million and $18.2 million, respectively, relating to Senior Notes 2026.
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
For the three and six months ended December 31, 2016, we recorded interest expense of $11.2 million and $22.5 million, respectively, relating to Senior Notes 2023 (three and six months ended December 31, 2015—$11.2 million and $22.5 million, respectively).
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
For the three and six months ended December 31, 2016, we recorded interest expense of $6.5 million and $13.0 million, respectively, relating to Term Loan B (three and six months ended December 31, 2015—$6.6 million and $13.1 million, respectively).
Revolver
As of December 31, 2016 we had a $300 million undrawn committed revolving credit facility (the Revolver). Subsequently, on January 13, 2017 we drew down $200 million from the Revolver, to partially finance the Dell-EMC Acquisition (as defined in note 18 "Acquisitions") and on January 26, 2017, we drew down an additional $25 million from the Revolver for miscellaneous general corporate purposes. Furthermore on February 1, 2017, we amended the Revolver to increase the total commitments under the revolving credit facility from $300 million to $450 million (see note 22 "Subsequent Events"). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio.
Debt Issuance Costs and Premium on Senior Notes
Debt issuance costs relate primarily to costs incurred for the purpose of obtaining our credit facilities and issuing our Senior Notes and are being amortized over the respective terms of the Senior Notes, Term Loan B and the Revolver, using the effective interest method.
In connection with the recent reopening of Senior Notes 2026, we incurred debt issuance costs of approximately $3.7 million, of which $2.8 million had been paid as of December 31, 2016.

The premium on Senior Notes 2026 represents the excess of the proceeds received over the face value of Senior Notes 2026. This premium is amortized as a credit to interest expense over the term of Senior Notes 2026 using the effective interest method.
NOTE 11—PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
The following table provides details of our defined benefit pension plans and long-term employee benefit obligations for Open Text Document Technologies GmbH (CDT), GXS GmbH (GXS GER) and GXS Philippines, Inc. (GXS PHP) as of December 31, 2016 and June 30, 2016:

	As of December 31, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$27,293	$578	$26,715
GXS Germany defined benefit plan	23,151	777	22,374
GXS Philippines defined benefit plan	3,937	73	3,864
Other plans	3,029	155	2,874
Total	$57,410	$1,583	$55,827

	As of June 30, 2016
	Total benefit obligation	Current portion of benefit obligation*	Non-current portion of benefit obligation
CDT defined benefit plan	$29,450	$589	$28,861
GXS Germany defined benefit plan	24,729	772	23,957
GXS Philippines defined benefit plan	7,341	30	7,311
Other plans	3,330	1,466	1,864
Total	$64,850	$2,857	$61,993
*The current portion of the benefit obligation has been included within "Accrued salaries and commissions", all within "Accounts payable and accrued liabilities" in the Condensed Consolidated Balance Sheets (see note 9 "Accounts Payable and Accrued Liabilities").
Defined Benefit Plans
CDT Plan
CDT sponsors an unfunded defined benefit pension plan covering substantially all CDT employees (CDT pension plan) which provides for old age, disability and survivors’ benefits. Benefits under the CDT pension plan are generally based on age at retirement, years of service and the employee’s annual earnings. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan's active employees. As of December 31, 2016, there is approximately $0.3 million in accumulated other comprehensive income related to the CDT pension plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
GXS Germany Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed an unfunded defined benefit pension plan covering certain German employees which provides for old age, disability and survivors' benefits. The GXS GER plan has been closed to new participants since 2006. Benefits under the GXS GER plan are generally based on a participant’s remuneration, date of hire, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. No contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2016, there is approximately $80.3 thousand in accumulated other comprehensive income related to the GXS GER plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.

GXS Philippines Plan
As part of our acquisition of GXS in Fiscal 2014, we assumed a primarily unfunded defined benefit pension plan covering substantially all of the GXS Philippines employees which provides for retirement, disability and survivors' benefits. Benefits under the GXS PHP plan are generally based on a participant’s remuneration, years of eligible service and age at retirement. The net periodic cost of this pension plan is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate and estimated service costs. Aside from an initial contribution which has a fair value of approximately $33.1 thousand as of December 31, 2016, no additional contributions have been made since the inception of the plan. Actuarial gains or losses in excess of 10% of the projected benefit obligation are being amortized and recognized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. As of December 31, 2016, there is approximately $23.5 thousand in accumulated other comprehensive income related to the GXS PHP plan that is expected to be recognized as a component of net periodic benefit costs over the remainder of Fiscal 2017.
The following are the details of the change in the benefit obligation for each of the above mentioned pension plans for the periods indicated:

	As of December 31, 2016				As of June 30, 2016
	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Benefit obligation—beginning of period	$29,450	$24,729	$7,341	$61,520	$26,091	$22,420	$7,025	$55,536
Service cost	232	195	642	1,069	422	359	1,628	2,409
Interest cost	226	186	121	533	610	543	314	1,467
Benefits paid	(228)	(391)	(26)	(645)	(534)	(770)	(190)	(1,494)
Actuarial (gain) loss	(768)	(218)	(3,836)	(4,822)	3,299	2,564	(1,145)	4,718
Foreign exchange (gain) loss	(1,619)	(1,350)	(305)	(3,274)	(438)	(387)	(291)	(1,116)
Benefit obligation—end of period	27,293	23,151	3,937	54,381	29,450	24,729	7,341	61,520
Less: Current portion	(578)	(777)	(73)	(1,428)	(589)	(772)	(30)	(1,391)
Non-current portion of benefit obligation	$26,715	$22,374	$3,864	$52,953	$28,861	$23,957	$7,311	$60,129

The following are details of net pension expense relating to the following pension plans:

	Three Months Ended December 31,
	2016				2015
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$112	$94	$203	$409	$104	$85	$424	$613
Interest cost	109	90	45	244	151	137	81	369
Amortization of actuarial (gains) and losses	150	40	(12)	178	105	11	—	116
Net pension expense	$371	$224	$236	$831	$360	$233	$505	$1,098

	Six Months Ended December 31,
	2016				2015
Pension expense:	CDT	GXS GER	GXS PHP	Total	CDT	GXS GER	GXS PHP	Total
Service cost	$232	$195	$642	$1,069	$211	$188	$851	$1,250
Interest cost	226	186	121	533	305	265	162	732
Amortization of actuarial (gains) and losses	310	83	(24)	369	212	11	—	223
Net pension expense	$768	$464	$739	$1,971	$728	$464	$1,013	$2,205

In determining the fair value of the pension plan benefit obligations as of December 31, 2016 and June 30, 2016, respectively, we used the following weighted-average key assumptions:

	As of December 31, 2016			As of June 30, 2016
	CDT	GXS GER	GXS PHP	CDT	GXS GER	GXS PHP
Assumptions:
Salary increases	2.00%	2.00%	6.20%	2.00%	2.00%	6.20%
Pension increases	1.75%	2.00%	3.25%	1.75%	2.00%	4.75%
Discount rate	1.72%	1.72%	5.25%	1.56%	1.56%	4.25%
Normal retirement age	65	65-67	60	65	65-67	60
Employee fluctuation rate:
to age 20	—%	N/A	12.19%	—%	N/A	7.90%
to age 25	—%	N/A	16.58%	—%	N/A	5.70%
to age 30	1.00%	N/A	13.97%	1.00%	N/A	4.10%
to age 35	0.50%	N/A	10.77%	0.50%	N/A	2.90%
to age 40	—%	N/A	7.39%	—%	N/A	1.90%
to age 45	0.50%	N/A	3.28%	0.50%	N/A	1.40%
to age 50	0.50%	N/A	—%	0.50%	N/A	—%
from age 51	1.00%	N/A	—%	1.00%	N/A	—%
Anticipated pension payments under the pension plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (six months ended June 30)	$279	$368	$36
2018	598	819	88
2019	669	874	129
2020	731	923	147
2021	809	936	240
2022 to 2026	4,780	5,175	1,696
Total	$7,866	$9,095	$2,336
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
NOTE 12—SHARE CAPITAL, OPTION PLANS AND SHARE-BASED PAYMENTS
Share Split
On December 21, 2016, we announced that our board of directors (the Board) approved a two-for-one share split of our outstanding Common Shares. The two-for-one share split was implemented by way of a share sub-division whereby shareholders of record on the record date received one additional Common Share for each Common Share held. The record date for the share split was January 9, 2017 and the distribution date was January 24, 2017. In connection with the share split, the Company’s articles were amended on December 22, 2016 to change the number of Common Shares, whether issued or unissued, on a two-for-one basis, such that each Common Share became two Common Shares.
As a result of the two-for-one share split, all current and historical period per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post share split basis.

Cash Dividends
For the three and six months ended December 31, 2016, pursuant to the Company’s dividend policy, we declared total non-cumulative dividends of $0.1150 and $0.2300, respectively, per Common Share, on a post share split basis, in the aggregate amount of $27.9 million and $55.7 million, respectively, which we paid during the same period.
For the three and six months ended December 31, 2015, pursuant to the Company’s dividend policy, we paid total non-cumulative dividends of $0.1000 and $0.2000, respectively, per Common Share, on a post share split basis, in the aggregate amount of $24.2 million and $47.5 million, respectively.
Share Capital
Our authorized share capital includes an unlimited number of Common Shares and an unlimited number of Preference Shares. No Preference Shares have been issued.
Public Offering of Common Shares
On December 19, 2016, we issued 18,500,000 Common Shares in a public offering at $30.50 per share (the Equity Offering), on a post share split basis. Additionally, the underwriters partially exercised their over-allotment option and purchased an additional 1,310,604 shares at $30.50 per share, on a post share split basis. In total, as a result of the Equity Offering and the exercise of the underwriter’s over-allotment option, we issued 19,810,604 Common Shares for total net proceeds of approximately $584.6 million. Total costs associated with the Equity Offering are approximately $19.6 million, of which $18.1 million had been paid as of December 31, 2016.
Treasury Stock
Repurchase
During the three and six months ended December 31, 2016, we did not repurchase any of our Common Shares for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans.
During the three and six months ended December 31, 2015, we repurchased 450,000 Common Shares on a post share split basis, in the amount of $10.6 million, for potential reissuance under our LTIP or other plans.
Reissuance
During the three and six months ended December 31, 2016, we reissued 341,588 and 349,922 Common Shares on a post share split basis, respectively, from treasury stock (three and six months ended December 31, 2015—414,156 Common Shares on a post share split basis, respectively), in connection with the settlement of our LTIP and other awards.
Share Repurchase Plan
On July 26, 2016, the Board authorized the repurchase of up to $200 million of Common Shares (Share Repurchase Plan), pursuant to a normal course issuer bid. Shares may be repurchased from time to time in the open market, private purchases through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise.
During the three and six months ended December 31, 2016, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three and six months ended December 31, 2015, we repurchased and cancelled 688,872 and 2,952,496 Common Shares on a post share split basis, respectively, for approximately $15.5 million and $65.5 million, respectively, under our previous share repurchase plan.

Share-Based Payments
Total share-based compensation expense for the periods indicated below is detailed as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Stock options	$2,787	$3,096	$6,675	$6,760
Performance Share Units (issued under LTIP)	947	727	1,828	1,347
Restricted Share Units (issued under LTIP)	1,765	1,370	3,367	2,604
Restricted Share Units (other)	743	330	1,495	711
Deferred Share Units (directors)	830	1,058	1,341	1,692
Employee Share Purchase Plan	500	—	1,006	—
Total share-based compensation expense	$7,572	$6,581	$15,712	$13,114
Summary of Outstanding Stock Options
On September 23, 2016, at our annual general meeting, our shareholders approved the amendment and restatement of our 2004 Stock Option Plan to reserve an additional 8,000,000 Common Shares, on a post share split basis, for issuance under our 2004 Stock Option Plan. As of December 31, 2016, an aggregate of 9,029,680 options to purchase Common Shares were outstanding on a post share split basis, and an additional 12,621,082 options to purchase Common Shares were available for issuance on a post share split basis, under our stock option plans. Our stock options generally vest over four years and expire between seven and ten years from the date of the grant. Currently we also have options outstanding that vest over five years, as well as options outstanding that vest based on meeting certain market conditions. The exercise price of all our options is set at an amount that is not less than the closing price of our Common Shares on the NASDAQ on the trading day immediately preceding the applicable grant date.
A summary of activity under our stock option plans, on a post share split basis, for the six months ended December 31, 2016 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($’000s)
Outstanding at June 30, 2016	8,354,816	$21.94
Granted	924,974	29.83
Exercised	(203,714)	21.89
Forfeited or expired	(46,396)	20.16
Outstanding at December 31, 2016	9,029,680	$22.76	4.32	$73,589
Exercisable at December 31, 2016	3,580,466	$18.57	3.14	$44,188
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

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted–average fair value of options granted	$6.58	$5.38	$6.54	$5.60
Weighted-average assumptions used:
Expected volatility	28.53%	31.99%	29.29%	32.58%
Risk–free interest rate	1.22%	1.35%	1.06%	1.47%
Expected dividend yield	1.43%	1.70%	1.45%	1.64%
Expected life (in years)	4.34	4.33	4.33	4.33
Forfeiture rate (based on historical rates)	5%	5%	5%	5%
Average exercise share price	$30.37	$22.68	$29.83	$22.85
As of December 31, 2016, the total compensation cost related to the unvested stock option awards not yet recognized was approximately $21.6 million, which will be recognized over a weighted-average period of approximately 2.2 years.
No cash was used by us to settle equity instruments granted under share-based compensation arrangements in any of the periods presented.
We have not capitalized any share-based compensation costs as part of the cost of an asset in any of the periods presented.
For the three and six months ended December 31, 2016, cash in the amount of $2.1 million and $4.5 million, respectively, was received as the result of the exercise of options granted under share-based payment arrangements. The tax benefit realized by us during the three and six months ended December 31, 2016 from the exercise of options eligible for a tax deduction was $0.3 million and $0.4 million, respectively.
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
Fiscal 2016 LTIP
Grants made in Fiscal 2014 under the LTIP (collectively referred to as Fiscal 2016 LTIP) consisting of PSUs and RSUs, took effect in Fiscal 2014 starting on November 1, 2013. We settled the Fiscal 2016 LTIP by issuing 339,922 Common Shares, on a post share split basis, from our treasury stock during the three months ended December 31, 2016, with a cost of $4.4 million.
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
As of December 31, 2016, the total expected compensation cost related to the unvested LTIP awards not yet recognized was $19.0 million, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted Share Units (RSUs)
During the three and six months ended December 31, 2016, we granted nil and 7,800 RSUs on a post share split basis, respectively, to employees in accordance with employment and other agreements (three and six months ended December 31, 2015—nil). The RSUs vest over a specified contract date, typically three years from the respective date of grants. We expect to settle the awards in stock.
During the three and six months ended December 31, 2016, we issued 1,666 and 10,000 Common Shares on a post share split basis, respectively, from our treasury stock, with a cost of $20.5 thousand and $0.1 million, respectively, in connection with the settlement of vested RSUs (three and six months ended December 31, 2015—10,000 Common Shares on a post share split basis, with a cost of $0.1 million, respectively).
Deferred Stock Units (DSUs)
During the three and six months ended December 31, 2016, we granted 73,254 and 75,696 DSUs on a post share split basis, respectively, to certain non-employee directors (three and six months ended December 31, 2015—105,634 and 106,746, on a post share split basis, respectively). The DSUs were issued under our Deferred Share Unit Plan. DSUs granted as compensation for directors fees vest immediately, whereas all other DSUs granted vest at our next annual general meeting following the granting of the DSUs. No DSUs are payable by us until the director ceases to be a member of the Board.
Employee Share Purchase Plan (ESPP)
Beginning January 1, 2016, our ESPP offers employees a purchase price discount of 15%. Any Common Shares that were issued under the ESPP prior to January 1, 2016 were issued at a purchase price discount of 5%.
During the three and six months ended December 31, 2016, 116,224 and 219,856 Common Shares on a post share split basis, respectively, were eligible for issuance to employees enrolled in the ESPP.
During the three and six months ended December 31, 2016, cash in the amount of approximately $3.3 million and $6.2 million, respectively, was received from employees relating to the ESPP (three and six months ended December 31, 2015—$0.7 million and $1.7 million, respectively).
NOTE 13—GUARANTEES AND CONTINGENCIES
We have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2017— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long term debt obligations (1)	$3,294,203	$63,506	$256,602	$984,407	$1,989,688
Operating lease obligations (2)	282,531	25,556	92,605	68,250	96,120
Purchase obligations (3)	16,640	13,539	2,646	455	—
	$3,593,374	$102,601	$351,853	$1,053,112	$2,085,808

(1) Includes interest and principal
(2) Net of $8.1 million of sublease income to be received from properties which we have subleased to third parties.
(3) Includes fees of $10.0 million relating to a commitment letter with Barclays Bank PLC, Citigroup Global Markets Inc. and Royal Bank of Canada that we entered into in September 2016, as previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2016. Following the closing of the Dell-EMC Acquisition (as defined in note 18 "Acquisitions") on January 23, 2017 (see note 22 "Subsequent Events"), this commitment letter was terminated on January 23, 2017 and the associated fee discussed above was paid.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (NOPA) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of December 31, 2016. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
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
For the three and six months ended December 31, 2016 and 2015, we recognized the following amounts as income tax-related interest expense and penalties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest expense	$1,501	$1,195	$2,783	$2,972
Penalties expense (recoveries)	(218)	(2,596)	(324)	(2,726)
Total	$1,283	$(1,401)	$2,459	$246
As of December 31, 2016 and June 30, 2016, the following amounts have been accrued on account of income tax-related interest expense and penalties:

	As of December 31, 2016	As of June 30, 2016
Interest expense accrued *	$36,957	$34,476
Penalties accrued *	$1,234	$1,615

*	These balances have been included within "Long-term income taxes payable" within the Condensed Consolidated Balance Sheets.
We believe that it is reasonably possible that the gross unrecognized tax benefits, as of December 31, 2016, could decrease tax expense in the next 12 months by $2.0 million, relating primarily to the expiration of competent authority relief and tax years becoming statute barred for purposes of future tax examinations by local taxing jurisdictions.

Our four most significant tax jurisdictions are Canada, the United States, Luxembourg and Germany. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The earliest fiscal years open for examination are 2009 for Germany, 2010 for the United States, 2011 for Luxembourg, and 2012 for Canada.
We are subject to tax audits in all major taxing jurisdictions in which we operate and currently have tax audits open in Canada, the United States, France, Germany, India, the Netherlands, Italy and Malaysia. On a quarterly basis we assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Statements regarding the United States audits are included in note 13 "Guarantees and Contingencies".
The timing of the resolution of income tax audits is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax audits in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on tax filings. The actual amount of any change could vary significantly depending on the ultimate timing and nature of any settlements. We cannot currently provide an estimate of the range of possible outcomes. For more information relating to certain tax audits, please refer to note 13 "Guarantees and Contingencies".
As at December 31, 2016, we have provided $17.7 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution. We have not provided for additional foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of all other non-Canadian subsidiaries, since such earnings are considered permanently invested in those subsidiaries, or are not subject to withholding taxes. It is not practicable to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was realized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance was required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText.
The effective tax rate increased to a provision of 40.6% for the three months ended December 31, 2016, compared to a provision of 4.4% for the three months ended December 31, 2015. The increase in tax expense of $26.7 million was primarily due to an increase of $25.1 million resulting from the impact of foreign rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $10.5 million relating mainly to reversals of reserves in the three months ended December 31, 2015 that did not reoccur in the three months ended December 31, 2016. These increases were partially offset by a decrease of $4.2 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $1.6 million and a decrease in the amortization of deferred charges of $1.2 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a recovery of 640.6% for the six months ended December 31, 2016, compared to a provision of 10.6% for the six months ended December 31, 2015. The decrease in tax expense of $843.9 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization that is further described above. Additionally, we saw an increase of $36.0 million resulting from the impact of foreign rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $8.3 million relating mainly to reversals of reserves in the six months ended December 31, 2015 that did not reoccur in the six months ended December 31, 2016. These increases were partially offset by a decrease of $4.0 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $2.7 million and a decrease in the amortization of deferred charges of $1.7 million. The remainder of the difference was due to normal course movements and non-material items.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
		Fair Market Measurements using:				Fair Market Measurements using:
	December 31, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs	June 30, 2016	Quoted prices in active markets for identical assets/ (liabilities)	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Short-term investments*	$3,238	N/A	$3,238	N/A	$11,839	N/A	$11,839	N/A
Derivative financial instrument asset (note 16)	—	N/A	—	N/A	792	N/A	792	N/A
	$3,238	N/A	$3,238	N/A	$12,631	N/A	$12,631	N/A

Financial Liabilities:
Derivative financial instrument liability (note 16)	$(787)	N/A	$(787)	N/A	$—	N/A	$—	N/A
	$(787)	N/A	$(787)	N/A	$—	N/A	$—	N/A
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
If applicable, we will recognize transfers between levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended December 31, 2016 and 2015, we did not have any transfers between Level 1, Level 2 or Level 3.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended December 31, 2016 and 2015, no indications of impairment were identified and therefore no fair value measurements were required.
Short-term Investments
Short-term investments are classified as available for sale securities and are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Accumulated Other Comprehensive Income.
A summary of our short-term investments outstanding as of December 31, 2016 and June 30, 2016 is as follows:

	As of December 31, 2016				As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments	$2,406	$832	$—	$3,238	$11,406	$436	$(3)	$11,839
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
We have designated these transactions as cash flow hedges of forecasted transactions under ASC Topic 815 “Derivatives and Hedging” (Topic 815). As the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with Topic 815 we have been able to conclude that changes in fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, quarterly unrealized gains or losses on the effective portion of these forward contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2016, is recorded within "Accounts payable and accrued liabilities”.
As of December 31, 2016, the notional amount of forward contracts we held to sell U.S. dollars in exchange for Canadian dollars was $39.6 million (June 30, 2016—$33.2 million).
Fair Value of Derivative Instruments and Effect of Derivative Instruments on Financial Performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements for the periods indicated below were as follows (amounts presented do not include any income tax effects).

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (see note 15 "Fair Value Measurements")

		As of December 31, 2016	As of June 30, 2016
Derivatives	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets (Accounts payable and accrued liabilities)	$(787)	$792
 Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Three and Six Months Ended December 31, 2016
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016		Three Months Ended December 31, 2016	Six Months Ended December 31, 2016		Three Months Ended December 31, 2016	Six Months Ended December 31, 2016
Foreign currency forward contracts	$(950)	$(1,433)	Operating expenses	$124	$146	N/A	$—	$—

Three and Six Months Ended December 31, 2015
Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015		Three Months Ended December 31, 2015	Six Months Ended December 31, 2015		Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Foreign currency forward contracts	$(1,944)	$(6,556)	Operating expenses	$(1,108)	$(1,804)	N/A	$—	$—

NOTE 17—SPECIAL CHARGES (RECOVERIES)
Special charges (recoveries) include costs and recoveries that relate to certain restructuring initiatives that we have undertaken from time to time under our various restructuring plans, as well as acquisition-related costs and other charges.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Fiscal 2017 Restructuring Plan	$761	$—	$1,856	$—
Fiscal 2015 Restructuring Plan	(2,624)	5,555	(2,639)	21,029
OpenText/GXS Restructuring Plan	(3)	(1,882)	851	(2,034)
Restructuring Plans prior to OpenText/GXS Restructuring Plan	—	4	(16)	4
Acquisition-related costs	3,892	983	10,666	1,160
Other charges	9,091	4,428	12,853	6,266
Total	$11,117	$9,088	$23,571	$26,425
Fiscal 2017 Restructuring Plan
In the first half of Fiscal 2017 and in the context of the acquisition of Recommind and the acquisition of CCM Business, we began to implement restructuring activities to streamline our operations (Fiscal 2017 Restructuring Plan). The Fiscal 2017 Restructuring Plan charges relate to workforce reductions and facility consolidations. These charges require management to make certain judgments and estimates regarding the amount and timing of restructuring charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
As of December 31, 2016, we expect total costs to be incurred in conjunction with the Fiscal 2017 Restructuring Plan to be approximately $4.0 million, of which $1.9 million has already been recorded within "Special charges (recoveries)" to date.
A reconciliation of the beginning and ending liability for the six months ended December 31, 2016 is shown below.

Fiscal 2017 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$—	$—	$—
Accruals and adjustments	1,236	620	1,856
Cash payments	(914)	(224)	(1,138)
Foreign exchange	7	(85)	(78)
Balance payable as at December 31, 2016	$329	$311	$640
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
Since the inception of the plan, $27.8 million has been recorded within "Special charges (recoveries)" to date. We do not expect to incur any further significant charges related to this plan.

A reconciliation of the beginning and ending liability for the six months ended December 31, 2016 is shown below.

Fiscal 2015 Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$3,145	$5,046	$8,191
Accruals and adjustments	(1,148)	(1,491)	(2,639)
Cash payments	(1,385)	(570)	(1,955)
Foreign exchange	(95)	(117)	(212)
Balance payable as at December 31, 2016	$517	$2,868	$3,385
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
A reconciliation of the beginning and ending liability for the six months ended December 31, 2016 is shown below.

OpenText/GXS Restructuring Plan	Workforce reduction	Facility costs	Total
Balance payable as at June 30, 2016	$115	$606	$721
Accruals and adjustments	169	682	851
Cash payments	—	(327)	(327)
Foreign exchange	(152)	41	(111)
Balance payable as at December 31, 2016	$132	$1,002	$1,134
Acquisition-related costs
Included within "Special charges (recoveries)" for the three and six months ended December 31, 2016 are costs incurred directly in relation to acquisitions in the amount of $3.9 million and $10.7 million, respectively (three and six months ended December 31, 2015—$1.0 million and $1.2 million, respectively).
Other charges (recoveries)
ERP Implementation Costs
We are currently involved in a one-time project to implement a broad enterprise resource planning (ERP) system.
For the three and six months ended December 31, 2016, we incurred costs of $2.3 million and $4.7 million, respectively, relating to the implementation of this project (three and six months ended December 31, 2015—$2.9 million and $4.8 million, respectively).
Other charges
For the three months ended December 31, 2016, "Other charges" primarily include (i) $8.2 million relating to commitment fees and (ii) $0.1 million relating to certain interest on pre-acquisition liabilities. These charges were partially offset by (i) a recovery of $1.4 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred and (ii) a recovery of $0.2 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations. The remaining amounts relate to miscellaneous other charges.
For the six months ended December 31, 2016, "Other charges" primarily include (i) $9.2 million relating to commitment fees and (ii) $1.1 million relating to post-acquisition integration costs necessary to streamline an acquired company into our operations. These charges were partially offset by a recovery of $2.6 million relating to certain pre-acquisition sales and use tax liabilities being released upon becoming statute barred. The remaining amounts relate to miscellaneous other charges.

For the three months ended December 31, 2015, "Other costs" primarily includes (i) a charge of $0.9 million relating to assets disposed in connection with a restructured facility, (ii) $0.7 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations and to reorganize certain legal entities, and (iii) a charge of $0.1 million relating to interest on certain pre-acquisition liabilities. These charges were partially offset by a recovery of $0.3 million relating to certain pre-acquisition tax liabilities becoming statute barred.
For the six months ended December 31, 2015, "Other costs" primarily includes (i) a charge of $0.9 million relating to the assets disposed in connection with a restructured facility and (ii) $0.8 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations and to reorganize certain legal entities. These charges were partially offset by (i) a recovery of $0.5 million relating to certain pre-acquisition tax liabilities becoming statute barred, and (ii) a recovery of $0.1 million relating to interest on certain pre-acquisition liabilities.
NOTE 18—ACQUISITIONS
Fiscal 2017 Acquisitions
Material Definitive Agreement
On September 12, 2016, we entered into a material definitive agreement with EMC Corporation, a Massachusetts corporation, and certain of its subsidiaries (collectively referred to as Dell-EMC) pursuant to which we agreed to the acquisition of certain assets and assume certain liabilities of the enterprise content division of Dell-EMC (the Dell-EMC Acquisition). This acquisition closed on January 23, 2017 for a purchase price of approximately $1.62 billion. See note 22 "Subsequent Events" for more details.
Purchase of an Asset Group Constituting a Business - CCM Business
On July 31, 2016, we acquired certain customer communications management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million. Previously, $2.8 million was held back and unpaid in accordance with the terms of the purchase agreement. This amount has since been released and paid during three months ended December 31, 2016. In accordance with Topic 805 "Business Combinations" (Topic 805), this acquisition was accounted for as a business combination. We believe this acquisition complements our current software portfolio, and allows us to better serve our customers by offering a wider set of CCM capabilities.
The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 31, 2016, are set forth below:

Current assets	$683
Non-current deferred tax asset	6,916
Non-current tangible assets	2,348
Intangible customer assets	64,000
Intangible technology assets	101,000
Liabilities assumed	(38,091)
Total identifiable net assets	136,856
Goodwill	178,144
Net assets acquired	$315,000
The goodwill of $178.1 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $147.4 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed. We expect to finalize this determination on or before June 30, 2017.
Acquisition-related costs for CCM Business included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 were $0.1 million and $0.8 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2016, since the date of acquisition.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
Acquisition of Recommind, Inc.
On July 20, 2016, we acquired all of the equity interest in Recommind, a leading provider of eDiscovery and information analytics, for approximately $170.1 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our EIM solutions, and through eDiscovery and analytics, provides increased visibility into structured and unstructured data.
The results of operations of Recommind have been consolidated with those of OpenText beginning July 20, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 20, 2016, are set forth below:

Current assets	$30,034
Non-current tangible assets	1,245
Intangible customer assets	51,900
Intangible technology assets	24,800
Deferred tax liabilities	(4,360)
Other liabilities assumed	(27,497)
Total identifiable net assets	76,122
Goodwill	93,985
Net assets acquired	$170,107
The goodwill of $94.0 million is primarily attributable to the synergies expected to arise after the acquisition. No portion of this goodwill is expected to be deductible for tax purposes.
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
Acquisition-related costs for Recommind included in "Special charges (recoveries)" in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 were $0.3 million and $0.9 million, respectively.
The acquisition had no significant impact on revenues and net earnings for the three and six months ended December 31, 2016, since the date of acquisition.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.
Fiscal 2016 Acquisitions
Acquisition of ANXe Business Corporation
On May 1, 2016, we acquired all of the equity interest in ANXe Business Corporation (ANX), a leading provider of cloud-based information exchange services to the automotive and healthcare industries, for approximately $104.4 million. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition strengthens our industry presence and reach in the automotive and healthcare industries through strong customer relationships and targeted business partner collaboration solutions.
The results of operations of ANX have been consolidated with those of OpenText beginning May 1, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of May 1, 2016, are set forth below:

Current assets	$9,712
Non-current tangible assets	511
Intangible customer assets	49,700
Intangible technology assets	5,600
Liabilities assumed	(26,204)
Total identifiable net assets	39,319
Goodwill	65,108
Net assets acquired	$104,427
The goodwill of $65.1 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $7.0 million is expected to be deductible for tax purposes.
The fair value of current assets acquired includes accounts receivable with a fair value of $5.7 million. The gross amount receivable was $5.8 million of which $0.1 million of this receivable was expected to be uncollectible.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for taxation-related balances. We expect to finalize this determination on or before March 31, 2017.
Adjustments made to goodwill during Fiscal 2017 in the amount of $0.1 million were primarily related to working capital adjustments.
Purchase of an Asset Group Constituting a Business - CEM Business
On April 30, 2016, we acquired certain customer experience software and services assets and liabilities from HP Inc. (CEM Business) for approximately $160.0 million. Previously, $7.3 million was held back and unpaid in accordance with the terms of the purchase agreement. This amount has since been released and paid during the three months ended September 30, 2016. In accordance with Topic 805, this acquisition was accounted for as a business combination. We believe this acquisition complements our current software portfolio, particularly our Customer Experience Management and Cloud offerings.
The results of operations of this acquisition have been consolidated with those of OpenText beginning April 30, 2016.
Preliminary Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of April 30, 2016, are set forth below:

Current assets	$3,078
Non-current tangible assets	12,589
Intangible customer assets	33,000
Intangible technology assets	47,000
Liabilities assumed	(26,478)
Total identifiable net assets	69,189
Goodwill	90,811
Net assets acquired	$160,000
The goodwill of $90.8 million is primarily attributable to the synergies expected to arise after the acquisition. Of this goodwill, approximately $77.0 million is expected to be deductible for tax purposes.
The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for assets acquired and liabilities assumed. We expect to finalize this determination on or before March 31, 2017.
Adjustments made to goodwill during Fiscal 2017 in the amount of $0.1 million were primarily related to working capital adjustments.

NOTE 19—SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cash paid during the period for interest	$24,394	$6,942	$53,585	$36,236
Cash received during the period for interest	$700	$259	$1,470	$542
Cash paid during the period for income taxes	$32,862	$9,061	$39,682	$16,466
NOTE 20—EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income, attributable to OpenText, by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share are computed by dividing net income, attributable to OpenText, by the shares used in the calculation of basic earnings per share plus the dilutive effect of Common Share equivalents, such as stock options, using the treasury stock method. Common Share equivalents are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. Per share data and number of Common Shares included in the table below are presented on a post share split basis. See note 12 "Share Capital, Option Plans and Share-based Payments" for additional information about the share split.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016		2015
Basic earnings per share
Net income attributable to OpenText	$45,022	$87,686	$957,906	(1)	$128,972
Basic earnings per share attributable to OpenText	$0.18	$0.36	$3.92		$0.53
Diluted earnings per share
Net income attributable to OpenText	$45,022	$87,686	$957,906	(1)	$128,972
Diluted earnings per share attributable to OpenText	$0.18	$0.36	$3.89		$0.53
Weighted-average number of shares outstanding
Basic	245,653	242,492	244,282		243,398
Effect of dilutive securities	1,848	1,092	1,841		1,034
Diluted	247,501	243,584	246,123		244,432
Excluded as anti-dilutive(2)	1,618	5,498	1,445		5,506
(1) Please also see note 14 "Income Taxes" for details relating to a one-time tax benefit of $876.1 million recorded during the three months ended September 30, 2016 in connection with an internal reorganization of our subsidiaries.
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
During the six months ended December 31, 2016, Mr. Stephen Sadler, a director, earned $0.7 million (six months ended December 31, 2015—$17.5 thousand) in consulting fees from OpenText for assistance with acquisition-related business activities. Mr. Sadler abstained from voting on all transactions from which he would potentially derive consulting fees.

NOTE 22—SUBSEQUENT EVENTS
Cash Dividends
As part of our quarterly, non-cumulative cash dividend program, we declared, on February 1, 2017, a dividend of $0.1150 per Common Share, on a post share split basis. The record date for this dividend is March 3, 2017 and the payment date is March 23, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.
Acquisition of the Enterprise Content Division of Dell-EMC
On January 23, 2017, we completed our previously announced acquisition of certain assets and liabilities of the enterprise content division of Dell-EMC for approximately $1.62 billion. In accordance with Topic 805 this acquisition will be accounted for as a business combination. We believe this acquisition will complement and extend our EIM portfolio. Given that this acquisition has only recently closed, as of the date of filing of this Quarterly Report on Form 10-Q, we are still evaluating the impact of this acquisition on our consolidated financial statements. The results of this evaluation along with this acquisition's financial results will be consolidated in our financial statements for the third quarter of Fiscal 2017 from the closing date.
Restructuring Plan
In connection with the Dell-EMC Acquisition, on February 1, 2017, we committed to restructuring activities to streamline our operations. These charges relate to workforce reductions, facility consolidations and other costs. With respect to each of these categories we expect to incur charges during the remainder of Fiscal 2017 and into Fiscal 2018, in the following amounts:
•Workforce reductions: approximately $41 million,
•Facility consolidations: approximately $6 million, and
•Other Costs: approximately $3 million.
Total costs to be incurred in conjunction with this restructuring plan are expected to be approximately $50 million with a substantial portion of the costs expected to be incurred during the remainder of Fiscal 2017.
Revolver
On January 13, 2017 we drew down $200 million from the Revolver, to partially finance the Dell-EMC Acquisition and on January 26, 2017, we drew down an additional $25 million from the Revolver for miscellaneous general corporate purposes. Furthermore on February 1, 2017, we amended the Revolver to increase the total commitments under the revolving credit facility from $300 million to $450 million. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. The risks and uncertainties that may affect forward-looking statements include, but are not limited to: (i) integration of acquisitions and related restructuring efforts, including the quantum of restructuring charges and the timing thereof; (ii) the potential for the incurrence of or assumption of debt in connection with acquisitions and the impact on the ratings or outlooks of rating agencies on our outstanding debt securities; (iii) the possibility that the Company may be unable to meet its future reporting requirements under the Exchange Act, and the rules promulgated thereunder, or applicable Canadian securities regulation; (iv) the risks associated with bringing new products and services to market; (v) fluctuations in currency exchange rates (including as a result of the impact of Brexit); (vi) delays in the purchasing decisions of the Company’s customers; (vii) the competition the Company faces in its industry and/or marketplace; (viii) the final determination of litigation, tax audits (including tax examinations in the United States or elsewhere) and other legal proceedings; (ix) potential exposure to greater than anticipated tax liabilities or expenses, including with respect to changes in Canadian, U.S. or international tax regimes; (x) the possibility of technical, logistical or planning issues in connection with the deployment of the Company’s products or services; (xi) the continuous commitment of the Company’s customers; (xii) demand for the Company’s products and services; (xiii) increase in exposure to international business risks (including as a result of the impact of Brexit) as we continue to increase our international operations; (xiv) inability to raise capital at all or on not unfavorable terms in the future; and (xv) downward pressure on our share price and dilutive effect of future sales or issuances of equity securities (including in connection with future acquisitions); and (xvi) potential changes in ratings or outlooks of rating agencies on our outstanding debt securities. Other factors that may affect forward-looking statements include, but are not limited to: (i) the future performance, financial and otherwise, of the Company; (ii) the ability of the Company to bring new products and services to market and to increase sales; (iii) the strength of the Company’s product development pipeline; (iv) failure to secure and protect patents, trademarks and other proprietary rights; (v) infringement of third-party proprietary rights triggering indemnification obligations and resulting in significant expenses or restrictions on our ability to provide our products or services; (vi) failure to comply with privacy laws and regulations that are extensive, open to various interpretations and complex to implement; (vii) the Company’s growth and profitability prospects; (viii) the estimated size and growth prospects of the EIM market; (ix) the Company’s competitive position in the EIM market and its ability to take advantage of future opportunities in this market; (x) the benefits of the Company’s products and services to be realized by customers; (xi) the demand for the Company’s products and services and the extent of deployment of the Company’s products and services in the EIM marketplace; (xii) the Company’s financial condition and capital requirements; (xiii) system or network failures or information security breaches in connection with the Company's offerings; and (xiv) failure to attract and retain key personnel to develop and effectively manage the Company's business.
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
All dollar and percentage comparisons made herein generally refer to the three and six months ended December 31, 2016 compared with the three and six months ended December 31, 2015, unless otherwise noted.
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
Our initial public offering was on the NASDAQ in 1996 and we were subsequently listed on the Toronto Stock Exchange (TSX) in 1998. We are a multinational company and as of December 31, 2016, employed approximately 9,800 people worldwide.
Our ticker symbol on the NASDAQ is OTEX and our ticker symbol on the TSX was OTC. Commencing February 6, 2017, we anticipate that our ticker symbol on the TSX will be aligned as OTEX.
IP Reorganization
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our intellectual property (IP) in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset ensuing from the reorganization was realized in the first quarter of Fiscal 2017. This had a significant impact on our GAAP-based net income and earnings per share, as illustrated in our year to date results presented below.
Public Offering of Common Shares and New Debt Financing
On December 19, 2016, we issued 18,500,000 Common Shares in a public offering at $30.50 per share (the Equity Offering), on a post share split basis. Additionally, the underwriters partially exercised their over-allotment option and purchased an additional 1,310,604 shares at $30.50 per share, on a post share split basis. In total, as a result of the Equity Offering and the exercise of the underwriter’s over-allotment option, we issued 19,810,604 Common Shares, on a post share split basis for total net proceeds of approximately $584.6 million. Total costs associated with the Equity Offering are approximately $19.6 million, of which $18.1 million had been paid as of December 31, 2016.
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening the previously issued 5.875% Senior Notes due 2026 (Senior Notes 2026) at an issue price of 102.75% (the Notes Reopening). The additional notes have identical terms, are fungible with and are a part of a single series with the $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, is $850 million.
Share Split
On December 21, 2016, we announced that our board of directors (the Board) approved a two-for-one share split of our outstanding Common Shares. The two-for-one share split was implemented by way of a share sub-division whereby shareholders of record on the record date received one additional Common Share for each Common Share held. The record date for the share split was January 9, 2017 and the distribution date date was January 24, 2017. In connection with the share split, the Company’s articles were amended on December 22, 2016 to change the number of Common Shares, whether issued or unissued, on a two-for-one basis, such that each Common Share became two Common Shares. We are undertaking the share split to make our Common Shares more readily accessible to individual shareholders, and potentially improve the liquidity of the market for our Common Shares and broaden our shareholder base.
As a result of the two-for-one share split, all current and historical period per share data, number of Common Shares outstanding and share-based compensation awards are presented on a post share split basis.
Quarterly Summary:
During the quarter we saw the following activity:

•	Total revenue was $542.7 million, up 16.6% compared to the same period in the prior fiscal year; up 17.2% after factoring the impact of $2.9 million of foreign exchange rate changes.

•	Total recurring revenue was $444.9 million, up 16.0% compared to the same period in the prior fiscal year; up 16.7% after factoring the impact of $2.6 million of foreign exchange rate changes.

•
Cloud services and subscriptions revenue was $175.1 million, up 17.4% compared to the same period in the prior fiscal year; up 17.8% after factoring the impact of $0.6 million of foreign exchange rate changes.

•	License revenue was $97.8 million, up 19.4% compared to the same period in the prior fiscal year; up 19.7% after factoring the impact of $0.3 million of foreign exchange rate changes.

•	GAAP-based EPS, diluted on a post share split basis, was $0.18 compared to $0.36 in the same period in the prior fiscal year.

•	Non-GAAP-based EPS, diluted on a post share split basis, was $0.54 compared to $0.50 in the same period in the prior fiscal year.

•	GAAP-based gross margin was 69.0% compared to 70.0% in the same period in the prior fiscal year.

•	GAAP-based operating margin was 19.7% compared to 23.6% in the same period in the prior fiscal year.

•	Non-GAAP-based operating margin was 34.0% compared to 37.0% in the same period in the prior fiscal year.

•	Operating cash flow was $180.5 million for the six months ended December 31, 2016, down 16.7% from the same period in the prior fiscal year.

•	Cash and cash equivalents was $1,722.5 million as of December 31, 2016, after raising net proceeds from the Notes Reopening and the Equity Offering, compared to $1,283.8 million as of June 30, 2016.
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
Acquisition of Recommind, Inc.
On July 20, 2016, we acquired Recommind, Inc. (Recommind), a leading provider of eDiscovery and information analytics, for approximately $170.1 million. We believe this acquisition complements our EIM solutions, and through eDiscovery and analytics, provides increased visibility into structured and unstructured data. The results of operations of Recommind have been consolidated with those of OpenText beginning July 20, 2016.
Acquisition of Certain Customer Communication Management Software Assets from HP Inc.
On July 31, 2016, we acquired certain customer communication management software and services assets and liabilities from HP Inc. (CCM Business) for approximately $315.0 million. We believe this acquisition complements our current software portfolio, and allows us to better serve our customers by offering a wider set of CCM capabilities. The results of operations of this acquisition have been consolidated with those of OpenText beginning July 31, 2016.
Acquisition of the Enterprise Content Division of Dell Technologies Inc.
On January 23, 2017, we completed our previously announced acquisition of certain assets and liabilities of the enterprise content division of Dell-EMC (the Dell-EMC Acquisition) for approximately $1.62 billion. The financial results will be consolidated in our financial statements from the closing date for the third quarter of Fiscal 2017. For additional details, please refer to note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements.
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
Outlook for remainder of Fiscal 2017
We expect to continue to pursue strategic acquisitions in the future to strengthen our service offerings in the EIM market, and at any time may be in various stages of discussions with respect to such opportunities. We believe we are a value oriented and disciplined acquirer, having efficiently deployed $5.8 billion on acquisitions over the last 10 years, including the recently closed Dell-EMC Acquisition. We see our ability to successfully integrate acquired companies and assets into our business as a strength and pursuing strategic acquisitions is an important aspect to our growth strategy. During the first half of Fiscal 2017, we further demonstrated the implementation of this strategy by acquiring Recommind and CCM Business. For additional details, please refer to note 18 "Acquisitions" to our Condensed Consolidated Financial Statements.
While continuing to acquire companies is our leading growth driver, our growth strategy also includes organic growth through internal innovation. This quarter we invested approximately $65 million in research and development (R&D) and we typically target to spend approximately 10% to 12% of revenues for R&D each fiscal year. We believe our ability to leverage our global presence is helpful to our organic growth initiatives.
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

During the second quarter of Fiscal 2017, there were no significant changes to our critical accounting policies and estimates. For a detailed discussion of our critical accounting and estimates, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016.
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

Summary of Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Total Revenues by Product Type:
License	$97,764	$15,908	$81,856	$158,420	$25,233	$133,187
Cloud services and subscriptions	175,061	25,962	149,099	344,748	47,859	296,889
Customer support	219,656	35,519	184,137	429,862	60,058	369,804
Professional service and other	50,228	(27)	50,255	101,343	1,341	100,002
Total revenues	542,709	77,362	465,347	1,034,373	134,491	899,882
Total Cost of Revenues	168,033	28,291	139,742	332,386	52,592	279,794
Total GAAP-based Gross Profit	374,676	49,071	325,605	701,987	81,899	620,088
Total GAAP-based Gross Margin %	69.0%		70.0%	67.9%		68.9%
Total GAAP-based Operating Expenses	267,519	51,956	215,563	520,768	87,195	433,573
Total GAAP-based Income from Operations	$107,157	$(2,885)	$110,042	$181,219	$(5,296)	$186,515

% Revenues by Product Type:
License	18.0%		17.6%	15.3%		14.8%
Cloud services and subscriptions	32.2%		32.0%	33.3%		33.0%
Customer support	40.5%		39.6%	41.6%		41.1%
Professional service and other	9.3%		10.8%	9.8%		11.1%

Total Cost of Revenues by Product Type:
License	$2,391	$362	$2,029	$6,236	$1,526	$4,710
Cloud services and subscriptions	73,150	14,232	58,918	143,442	25,608	117,834
Customer support	27,349	5,660	21,689	53,087	10,890	42,197
Professional service and other	40,295	1,920	38,375	81,638	5,199	76,439
Amortization of acquired technology-based intangible assets	24,848	6,117	18,731	47,983	9,369	38,614
Total cost of revenues	$168,033	$28,291	$139,742	$332,386	$52,592	$279,794

% GAAP-based Gross Margin by Product Type:
License	97.6%		97.5%	96.1%		96.5%
Cloud services and subscriptions	58.2%		60.5%	58.4%		60.3%
Customer support	87.5%		88.2%	87.7%		88.6%
Professional service and other	19.8%		23.6%	19.4%		23.6%

Total Revenues by Geography:
Americas (1)	$317,064	$58,122	$258,942	$613,200	$103,263	$509,937
EMEA (2)	176,274	13,706	162,568	323,905	15,117	308,788
Asia Pacific (3)	49,371	5,534	43,837	97,268	16,111	81,157
Total revenues	$542,709	$77,362	$465,347	$1,034,373	$134,491	$899,882

% Revenues by Geography:
Americas (1)	58.4%		55.6%	59.3%		56.7%
EMEA (2)	32.5%		34.9%	31.3%		34.3%
Asia Pacific (3)	9.1%		9.5%	9.4%		9.0%

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
GAAP-based gross margin	69.0%	70.0%	67.9%	68.9%
GAAP-based operating margin	19.7%	23.6%	17.5%	20.7%
GAAP-based EPS, diluted	$0.18	$0.36	$3.89	$0.53
Non-GAAP-based gross margin (4)	73.8%	74.2%	72.7%	73.4%
Non-GAAP-based operating margin (4)	34.0%	37.0%	32.5%	35.6%
Non-GAAP-based EPS, diluted (4)	$0.54	$0.50	$0.97	$0.92

(1)	Americas consists of countries in North, Central and South America.
(2)	EMEA primarily consists of countries in Europe, the Middle East and Africa.
(3)	Asia Pacific primarily consists of the countries Japan, Australia, China, Korea, Philippines, Singapore and New Zealand.
(4)	See "Use of Non-GAAP Financial Measures" (discussed later in the MD&A) for a reconciliation of GAAP-based measures to Non-GAAP-based measures.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
License Revenues:
Americas	$47,586	$10,530	$37,056	$78,575	$16,264	$62,311
EMEA	41,116	6,050	35,066	62,318	4,574	57,744
Asia Pacific	9,062	(672)	9,734	17,527	4,395	13,132
Total License Revenues	97,764	15,908	81,856	158,420	25,233	133,187
Cost of License Revenues	2,391	362	2,029	6,236	1,526	4,710
GAAP-based License Gross Profit	$95,373	$15,546	$79,827	$152,184	$23,707	$128,477
GAAP-based License Gross Margin %	97.6%		97.5%	96.1%		96.5%

% License Revenues by Geography:
Americas	48.7%		45.3%	49.6%		46.8%
EMEA	42.1%		42.8%	39.3%		43.4%
Asia Pacific	9.2%		11.9%	11.1%		9.8%
License revenues increased by $15.9 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.3 million. Geographically, the overall increase was attributable to an increase in Americas of $10.5 million and an increase in EMEA of $6.1 million, partially offset by a decrease in Asia Pacific of $0.7 million. The number of license deals greater than $0.5 million that closed during the second quarter of Fiscal 2017 was 41 deals, of which 17 deals were greater than $1.0 million, compared to 27 deals in the second quarter of Fiscal 2016, of which 9 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 18%.

License revenues increased by $25.2 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.8 million. Geographically, the overall increase was attributable to an increase in Americas of $16.3 million, and increase in EMEA of $4.6 million and an increase in Asia Pacific of $4.4 million. The number of license deals greater than $0.5 million that closed during the first six months of Fiscal 2017 was 64 deals, of which 24 deals were greater than $1.0 million, compared to 41 deals in the same period in Fiscal 2016, of which 14 deals were greater than $1.0 million. License revenue, as a proportion of our total revenues, remained stable at approximately 15%.
Cost of license revenues increased by $0.4 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year as a result of an increase in third party technology costs. Approximately $0.3 million of this increase is a result of a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained stable at approximately 98%.
Cost of license revenues increased by $1.5 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year as a result of an increase in third party technology costs. Approximately $0.9 million of this increase is a result of a broad range of products that we have inherited from our recent acquisitions. Overall, the gross margin percentage on license revenues remained stable at approximately 96%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Cloud Services and Subscriptions:
Americas	$118,234	$23,936	$94,298	$234,348	$42,398	$191,950
EMEA	40,026	1,740	38,286	76,862	4,117	72,745
Asia Pacific	16,801	286	16,515	33,538	1,344	32,194
Total Cloud Services and Subscriptions Revenues	175,061	25,962	149,099	344,748	47,859	296,889
Cost of Cloud Services and Subscriptions Revenues	73,150	14,232	58,918	143,442	25,608	117,834
GAAP-based Cloud Services and Subscriptions Gross Profit	$101,911	$11,730	$90,181	$201,306	$22,251	$179,055
GAAP-based Cloud Services and Subscriptions Gross Margin %	58.2%		60.5%	58.4%		60.3%

% Cloud Services and Subscriptions Revenues by Geography:
Americas	67.5%		63.2%	68.0%		64.7%
EMEA	22.9%		25.7%	22.3%		24.5%
Asia Pacific	9.6%		11.1%	9.7%		10.8%
Cloud services and subscriptions revenues increased by $26.0 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $0.6 million. Geographically, the overall change was attributable to an increase in Americas of $23.9 million, an increase in EMEA of $1.7 million, and an increase in Asia Pacific of $0.3 million. The number of Cloud services deals greater than $1.0 million that closed during the second quarter of Fiscal 2017 was 8 deals, compared to 7 deals in the second quarter of Fiscal 2016.
Cloud services and subscriptions revenues increased by $47.9 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.5 million. Geographically, the overall change was attributable to an increase in Americas of $42.4 million, an increase in EMEA of $4.1 million, and an increase in Asia Pacific of $1.3 million. The number of Cloud services deals greater than $1.0 million that closed during the first six months of Fiscal 2017 was 21 deals, compared to 13 deals in the same period in Fiscal 2016.
Cost of Cloud services and subscriptions revenues increased by $14.2 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $9.6 million resulting from increased headcount, predominantly on account of recent acquisitions, and an increase in third party network usage fees of approximately $4.9 million related to an expanded portfolio of cloud-based offerings. These increases were partially offset by a reduction in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 58% from approximately 60%.
Cost of Cloud services and subscriptions revenues increased by $25.6 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in labour-related costs of approximately $16.5 million resulting from increased headcount, predominantly on account of recent acquisitions, and an increase in third party network usage fees of approximately $8.8 million related to an expanded portfolio of cloud-based offerings. The remainder is due to an increase in other miscellaneous costs of $0.3 million. Overall, the gross margin percentage on Cloud services and subscriptions revenues decreased slightly to approximately 58% from approximately 60%.
3)    Customer Support:
Customer support revenues consist of revenues from our customer support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from support and maintenance relating to current year sales of software products and from the renewal of existing maintenance agreements for software licenses sold in prior periods. Therefore, changes in Customer support revenues do not always correlate directly to the changes in license revenues from period to period. The terms of support and maintenance agreements are typically twelve months, with customer renewal options. Our management reviews our Customer support renewal rates on a quarterly basis and we use these rates as a method of monitoring our customer service performance. For the three months ended December 31, 2016, our Customer support renewal rate was approximately 90%, consistent with the Customer support renewal rate during the three months ended December 31, 2015.
Cost of Customer support revenues is comprised primarily of technical support personnel and related costs, as well as third party royalty costs.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Customer Support Revenues:
Americas	$129,789	$24,842	$104,947	$253,980	$43,439	$210,541
EMEA	71,382	5,941	65,441	140,284	8,635	131,649
Asia Pacific	18,485	4,736	13,749	35,598	7,984	27,614
Total Customer Support Revenues	219,656	35,519	184,137	429,862	60,058	369,804
Cost of Customer Support Revenues	27,349	5,660	21,689	53,087	10,890	42,197
GAAP-based Customer Support Gross Profit	$192,307	$29,859	$162,448	$376,775	$49,168	$327,607
GAAP-based Customer Support Gross Margin %	87.5%		88.2%	87.7%		88.6%

% Customer Support Revenues by Geography:
Americas	59.1%		57.0%	59.1%		56.9%
EMEA	32.5%		35.5%	32.6%		35.6%
Asia Pacific	8.4%		7.5%	8.3%		7.5%
Customer support revenues increased by $35.5 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $1.4 million. Geographically, the overall increase was attributable to an increase in Americas of $24.8 million, an increase in EMEA of $5.9 million, and an increase in Asia Pacific of $4.7 million.
Customer support revenues increased by $60.1 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, inclusive of the negative impact of foreign exchange of approximately $4.0 million. Geographically, the overall increase was attributable to an increase in Americas of $43.4 million, an increase in EMEA of $8.6 million, and an increase in Asia Pacific of $8.0 million.
Cost of Customer support revenues increased by $5.7 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $4.1 million, which was predominantly due to recent acquisitions, an increase in the installed base of third party products of approximately $1.5 million, and an increase in other miscellaneous costs of $0.1 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues remained stable at approximately 88%.
Cost of Customer support revenues increased by $10.9 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, due to an increase in labour-related costs of approximately $8.1 million, which was predominantly due to recent acquisitions, an increase in the installed base of third party products of approximately $2.7 million, and an increase in other miscellaneous costs of $0.1 million. The increase in the installed base of third party products was primarily the result of products we have inherited from our recent acquisitions. Overall, the gross margin percentage on Customer support revenues decreased slightly to approximately 88% from approximately 89%.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Professional Service and Other Revenues:
Americas	$21,455	$(1,186)	$22,641	$46,297	$731	$45,566
EMEA	23,750	(25)	23,775	44,441	(1,778)	46,219
Asia Pacific	5,023	1,184	3,839	10,605	2,388	8,217
Total Professional Service and Other Revenues	50,228	(27)	50,255	101,343	1,341	100,002
Cost of Professional Service and Other Revenues	40,295	1,920	38,375	81,638	5,199	76,439
GAAP-based Professional Service and Other Gross Profit	$9,933	$(1,947)	$11,880	$19,705	$(3,858)	$23,563
GAAP-based Professional Service and Other Gross Margin %	19.8%		23.6%	19.4%		23.6%

% Professional Service and Other Revenues by Geography:
Americas	42.7%		45.1%	45.7%		45.6%
EMEA	47.3%		47.3%	43.9%		46.2%
Asia Pacific	10.0%		7.6%	10.4%		8.2%
Professional service and other revenues remained stable during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, which is inclusive of the negative impact of foreign exchange of approximately $0.6 million. Geographically, the overall change was attributable to a decrease in Americas of $1.2 million offset by an increase in Asia Pacific of $1.2 million.
Professional service and other revenues increased by $1.3 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, of which approximately $1.5 million was due to the negative impact of foreign exchange. Geographically, the overall increase was attributable to an increase in Asia Pacific of $2.4 million and an increase in Americas of $0.7 million, partially offset by a decrease in EMEA of $1.8 million.
Cost of Professional service and other revenues increased by $1.9 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $2.0 million, which was predominantly due to recent acquisitions. The remainder is due to a reduction in other miscellaneous costs of $0.1 million. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 20% from approximately 24%.
Cost of Professional service and other revenues increased by $5.2 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of an increase in labour-related costs of approximately $5.6 million, which was predominantly due to recent acquisitions. Approximately $1.1 million of the increase in labour-related costs was associated with one-time charges incurred as we continue to reorganize and improve efficiencies in our professional services organization. These increases were partially offset by a reduction in other miscellaneous costs of $0.4 million. Overall, the gross margin percentage on Professional service and other revenues decreased to approximately 19% from approximately 24%.
Amortization of Acquired Technology-based Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Amortization of acquired technology-based intangible assets	$24,848	$6,117	$18,731	$47,983	$9,369	$38,614
Amortization of acquired technology-based intangible assets increased during the three and six months ended December 31, 2016 by $6.1 million and $9.4 million, respectively, as compared to the same periods in the prior fiscal year. This was due to additions of acquired technology-based intangible assets from our acquisitions of CCM Business, Recommind,

CEM Business, ANX, and Daegis. This was partially offset by the intangible assets pertaining to our previous acquisitions becoming fully amortized.
Operating Expenses

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Research and development	$64,721	$19,011	$45,710	$123,293	$31,143	$92,150
Sales and marketing	102,651	16,776	85,875	197,799	33,979	163,820
General and administrative	39,914	6,147	33,767	78,111	8,775	69,336
Depreciation	15,301	1,971	13,330	30,571	4,327	26,244
Amortization of acquired customer-based intangible assets	33,815	6,022	27,793	67,423	11,825	55,598
Special charges	11,117	2,029	9,088	23,571	(2,854)	26,425
Total operating expenses	$267,519	$51,956	$215,563	$520,768	$87,195	$433,573

% of Total Revenues:
Research and development	11.9%		9.8%	11.9%		10.2%
Sales and marketing	18.9%		18.5%	19.1%		18.2%
General and administrative	7.4%		7.3%	7.6%		7.7%
Depreciation	2.8%		2.9%	3.0%		2.9%
Amortization of acquired customer-based intangible assets	6.2%		6.0%	6.5%		6.2%
Special charges	2.0%		2.0%	2.3%		2.9%
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

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$13,132	$21,731
Contract labour and consulting	1,630	2,932
Share-based compensation	1,261	2,253
Travel and communication	121	208
Facilities	2,050	2,679
Other miscellaneous	817	1,340
Total year-over-year change in research and development expenses	$19,011	$31,143
Research and development expenses increased by $19.0 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $13.1 million and an increase in the use of facility and related resources of $2.1 million, which were predominantly the result of recent acquisitions. Additionally, contract labour and consulting increased by $1.6 million, and share-based compensation increased by $1.3 million. Overall, our research and development expenses, as a percentage of total revenues, increased slightly from approximately 10% to approximately 12%.
Research and development expenses increased by $31.1 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $21.7 million and an increase in the use of facility and related resources of $2.7 million, which were predominantly the result of recent acquisitions. Additionally, contract labour and consulting increased by $2.9 million and share-based compensation increased by $2.3 million. Overall, our research and development expenses, as a percentage of total revenues, increased slightly from approximately 10% to approximately 12%.
Our research and development labour resources increased by 451 employees, from 1,996 employees at December 31, 2015 to 2,447 employees at December 31, 2016, primarily as a result of our recent acquisitions.
Sales and marketing expenses consist primarily of personnel expenses and costs associated with advertising, marketing and trade shows.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$15,137	$24,012
Commissions	5,009	5,433
Contract labour and consulting	221	703
Share-based compensation	(357)	(629)
Travel and communication	1,037	1,240
Marketing expenses	(4,466)	1,569
Facilities	646	1,138
Other miscellaneous	(451)	513
Total year-over-year change in sales and marketing expenses	$16,776	$33,979
Sales and marketing expenses increased by $16.8 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $15.1 million, which was predominantly the result of recent acquisitions, an increase in commissions expense of $5.0 million, and an increase in travel and communications expense of $1.0 million. These increases were partially offset by a decrease in marketing expenses of $4.5 million, which was primarily a result of our annual user conference taking place in July 2016 as compared to November 2015 in the prior fiscal year. Overall, our sales and marketing expenses, as a percentage of total revenues, increased slightly from approximately 18% to approximately 19%.
Sales and marketing expenses increased by $34.0 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $24.0 million, which was predominantly the result of recent acquisitions, an increase in commissions expense of $5.4 million, an increase in marketing expenses of $1.6 million, an increase in travel and communications expense of $1.2 million, and an increase in facility and related resources of $1.1 million. Overall, our sales and marketing expenses, as a percentage of total revenues, increased slightly from approximately 18% to approximately 19%.
Our sales and marketing labour resources increased by 322 employees, from 1,316 employees at December 31, 2015 to 1,638 employees at December 31, 2016, primarily as a result of our recent acquisitions.
General and administrative expenses consist primarily of payroll and payroll related benefits expenses, related overhead, audit fees, other professional fees, consulting expenses and public company costs.

	Quarter-over-Quarter Change between Fiscal	YTD-over-YTD Change between Fiscal
(In thousands)	2017 and 2016	2017 and 2016
Payroll and payroll-related benefits	$4,288	$5,138
Contract labour and consulting	3,398	4,458
Share-based compensation	(62)	677
Travel and communication	303	(140)
Facilities	(1,218)	(616)
Other miscellaneous	(562)	(742)
Total year-over-year change in general and administrative expenses	$6,147	$8,775
General and administrative expenses increased by $6.1 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $4.3 million, which was predominantly the result of recent acquisitions, and an increase in contract labour and consulting of $3.4 million. These increases were partially offset by a reduction in facility and related resources of $1.2 million and a reduction in other miscellaneous expenses of $0.6 million, which includes professional fees such as legal, audit and tax related expenses. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 7%.
General and administrative expenses increased by $8.8 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to an increase in payroll and payroll-related benefits of $5.1 million, which was predominantly the result of recent acquisitions, and an increase in contract labour and consulting of $4.5 million.These increases were partially offset by a reduction in facility and related resources of $0.6 million and a reduction in other miscellaneous expenses of $0.7 million, which includes professional fees such as legal, audit and tax related expenses. Overall, general and administrative expenses, as a percentage of total revenue remained stable at approximately 8%.
Our general and administrative labour resources increased by 219 employees, from 1,027 employees at December 31, 2015 to 1,246 employees at December 31, 2016, primarily as a result of our recent acquisitions.
Depreciation expenses:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Depreciation	$15,301	$1,971	$13,330	$30,571	$4,327	$26,244
Depreciation expenses increased by $2.0 million and $4.3 million, respectively, during the three and six months ended December 31, 2016, as compared to the same periods in the prior fiscal year, but remained relatively stable as a percentage of total revenue, at approximately 3%.
Amortization of acquired customer-based intangible assets:

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Amortization of acquired customer-based intangible assets	$33,815	$6,022	$27,793	$67,423	$11,825	$55,598
Acquired customer-based intangible assets amortization expense increased by $6.0 million and $11.8 million, respectively, during the three and six months ended December 31, 2016 as compared to the same periods in the prior fiscal year. This was primarily due to the impact of newly acquired customer-based intangible assets from our acquisitions of CCM Business, Recommind, CEM Business, ANX, and Daegis. This was partially offset by the customer-based intangible assets pertaining to previous acquisitions becoming fully amortized.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Special charges (recoveries)	$11,117	$2,029	$9,088	$23,571	$(2,854)	$26,425
Special charges increased by $2.0 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to (i) an increase of $8.2 million relating to commitments fees, and (ii) an increase in acquisition related costs of $2.9 million. These increases were partially offset by (i) a net decrease in restructuring charges of

$5.5 million, (ii) a decrease of $1.3 million relating to a higher net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, (iii) a decrease of $0.9 million relating to assets that were disposed in connection with a restructured facility last fiscal year, (iv) a decrease of $0.8 million relating to post-acquisition integration costs necessary to streamline acquired companies into our operations, and (v) a decrease of $0.6 million relating to a ERP implementation project we are currently involved in.
Special charges decreased by $2.9 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year. This was primarily due to (i) a net decrease in restructuring charges of $18.9 million, (ii) a decrease of $1.8 million relating to a higher net impact of reversals from certain pre-acquisition sales and use tax liabilities and interest being settled, or in certain instances, becoming statute barred, and (iii) a decrease of $0.9 million relating to assets that were disposed in connection with a restructured facility last fiscal year. These decreases were partially offset by (i) an increase in acquisition related costs of $9.5 million and (ii) an increase of $9.2 million relating to commitments fees.
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

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Other income (expense), net	$(3,558)	$(4,519)	$961	$3,141	$7,093	$(3,952)
Other income included foreign exchange losses of $4.0 million on our inter-company transactions during the three months ended December 31, 2016 compared to $1.0 million in foreign exchange gains during the same period in the prior fiscal year.
Other income included foreign exchange losses of $2.9 million on our inter-company transactions during the six months ended December 31, 2016 compared to $4.4 million in foreign exchange losses during the same period in the prior fiscal year.
Additionally, during three and six months ended December 31, 2016 we recognized income of approximately $0.5 million and $6.0 million, respectively, relating to our share of income in non-marketable equity investments accounted for under the equity method.

Interest and Other Related Expense, Net
Interest and other related expense, net is primarily comprised of cash interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Interest and other related expense, net	$27,743	$8,556	$19,187	$55,018	$16,785	$38,233
Interest and other related expense, net increased during the three and six months ended December 31, 2016 by $8.6 million and $16.8 million, respectively, as compared to the same periods in the prior fiscal year. This was primarily due to additional interest expense incurred relating to Senior Notes 2026, issued in May 2016.
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
Please also see "Risk Factors" included in our Annual Report on Form 10-K for Fiscal 2016.

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2016	Change increase (decrease)	2015	2016	Change increase (decrease)	2015
Provision for (recovery of) income taxes	$30,822	$26,748	$4,074	$(828,603)	$(843,879)	$15,276
In July 2016, we implemented a reorganization of our subsidiaries worldwide with the view to continuing to enhance operational and administrative efficiencies through further consolidated ownership, management, and development of our IP in Canada, continuing to reduce the number of entities in our group and working towards our objective of having a single operating legal entity in each jurisdiction. We believe our reorganization also reduces our exposure to global political and tax uncertainties, particularly in Europe. We believe that further consolidating our IP in Canada will continue to ensure appropriate legal protections for our consolidated IP, simplify legal, accounting and tax compliance, and improve our global cash management. A significant tax benefit of $876.1 million, associated primarily with the recognition of a net deferred tax asset arising from the entry of the IP into Canada, was realized in the first quarter of Fiscal 2017. We believe it is more likely than not that the deferred tax asset will be realized and therefore no valuation allowance was required. We continue to evaluate our taxable position quarterly and consider factors by taxing jurisdiction, including but not limited to factors such as estimated taxable income, any historical experience of losses for tax purposes and the future growth of OpenText. This significant tax benefit is specifically tied to the reorganization and applied to the first quarter of Fiscal 2017 only and as a result, has not and will not continue in future periods.
The effective tax rate increased to a provision of 40.6% for the three months ended December 31, 2016, compared to a provision of 4.4% for the three months ended December 31, 2015. The increase in tax expense of $26.7 million was primarily due to an increase of $25.1 million resulting from the impact of foreign rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $10.5 million relating mainly to reversals of reserves in the three months ended December 31, 2015 that did not reoccur in the three months ended December 31, 2016. These increases were partially offset by a decrease of $4.2 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $1.6 million and a decrease in the amortization of deferred charges of $1.2 million. The remainder of the difference was due to normal course movements and non-material items.
The effective tax rate decreased to a recovery of 640.6% for the six months ended December 31, 2016, compared to a provision of 10.6% for the six months ended December 31, 2015. The decrease in tax expense of $843.9 million was primarily due to a significant tax benefit of $876.1 million resulting from an internal reorganization that is further described above. Additionally, we saw an increase of $36.0 million resulting from the impact of foreign rates. Starting in Fiscal 2017 the Company is recognizing a significant portion of its global income in Canada for tax purposes which gives rise to a non-cash deferred tax expense resulting from the use of the tax assets discussed above at the Canadian statutory rate. Also contributing to the increase in tax expense is an increase in changes in unrecognized tax benefits in the amount of $8.3 million relating mainly to reversals of reserves in the six months ended December 31, 2015 that did not reoccur in the six months ended December 31, 2016. These increases were partially offset by a decrease of $4.0 million relating to the tax impact of the Company having lower income before taxes, a decrease in the change in valuation allowance of $2.7 million and a decrease in the amortization of deferred charges of $1.7 million. The remainder of the difference was due to normal course movements and non-material items.
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
The following charts provide unaudited reconciliations of U.S. GAAP-based financial measures to Non-GAAP-based financial measures for the following periods presented:

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2016
(in thousands except for per share data)

	Three Months Ended December 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$73,150		$(211)	(1)	$72,939
Customer support	27,349		(270)	(1)	27,079
Professional service and other	40,295		(468)	(1)	39,827
Amortization of acquired technology-based intangible assets	24,848		(24,848)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	374,676	69.0%	25,797	(3)	400,473	73.8%
Operating expenses
Research and development	64,721		(1,995)	(1)	62,726
Sales and marketing	102,651		(2,329)	(1)	100,322
General and administrative	39,914		(2,299)	(1)	37,615
Amortization of acquired customer-based intangible assets	33,815		(33,815)	(2)	—
Special charges (recoveries)	11,117		(11,117)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	107,157	19.7%	77,352	(5)	184,509	34.0%
Other income (expense), net	(3,558)		3,558	(6)	—
Provision for (recovery of) income taxes	30,822		(7,319)	(7)	23,503
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	45,022		88,229	(8)	133,251
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.18		$0.36	(8)	$0.54

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 41% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$45,022	$0.18
Add:
Amortization	58,663	0.24
Share-based compensation	7,572	0.03
Special charges (recoveries)	11,117	0.04
Other (income) expense, net	3,558	0.01
GAAP-based provision for (recovery of ) income taxes	30,822	0.12
Non-GAAP-based provision for income taxes	(23,503)	(0.08)
Non-GAAP-based net income, attributable to OpenText	$133,251	$0.54

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the three months ended December 31, 2015
(in thousands except for per share data)

	Three Months Ended December 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$58,918		$(158)	(1)	$58,760
Customer support	21,689		(258)	(1)	21,431
Professional service and other	38,375		(386)	(1)	37,989
Amortization of acquired technology-based intangible assets	18,731		(18,731)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	325,605	70.0%	19,533	(3)	345,138	74.2%
Operating expenses
Research and development	45,710		(736)	(1)	44,974
Sales and marketing	85,875		(2,715)	(1)	83,160
General and administrative	33,767		(2,328)	(1)	31,439
Amortization of acquired customer-based intangible assets	27,793		(27,793)	(2)	—
Special charges (recoveries)	9,088		(9,088)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	110,042	23.6%	62,193	(5)	172,235	37.0%
Other income (expense), net	961		(961)	(6)	—
Provision for (recovery of) income taxes	4,074		26,480	(7)	30,554
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	87,686		34,752	(8)	122,438
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.36		$0.14	(8)	$0.50

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 4% and a Non-GAAP-based tax rate of approximately 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. In arriving at our Non-GAAP-based tax rate of approximately 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Three Months Ended December 31, 2015
		Per share diluted
GAAP-based net income, attributable to OpenText	$87,686	$0.36
Add:
Amortization	46,524	0.19
Share-based compensation	6,581	0.03
Special charges (recoveries)	9,088	0.04
Other (income) expense, net	(961)	—
GAAP-based provision for (recovery of ) income taxes	4,074	0.02
Non-GAAP-based provision for income taxes	(30,554)	(0.14)
Non-GAAP-based net income, attributable to OpenText	$122,438	$0.50

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2016
(in thousands except for per share data)

	Six Months Ended December 31, 2016
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$143,442		$(571)	(1)	$142,871
Customer support	53,087		(505)	(1)	52,582
Professional service and other	81,638		(913)	(1)	80,725
Amortization of acquired technology-based intangible assets	47,983		(47,983)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	701,987	67.9%	49,972	(3)	751,959	72.7%
Operating expenses
Research and development	123,293		(3,738)	(1)	119,555
Sales and marketing	197,799		(5,149)	(1)	192,650
General and administrative	78,111		(4,836)	(1)	73,275
Amortization of acquired customer-based intangible assets	67,423		(67,423)	(2)	—
Special charges (recoveries)	23,571		(23,571)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	181,219	17.5%	154,689	(5)	335,908	32.5%
Other income (expense), net	3,141		(3,141)	(6)	—
Provision for (recovery of) income taxes	(828,603)		870,698	(7)	42,095
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	957,906		(719,150)	(8)	238,756
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$3.89		$(2.92)	(8)	$0.97

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax recovery rate of approximately 641% and a Non-GAAP-based tax rate of approximately 15%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax benefits/expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves, and “book to return” adjustments for tax return filings and tax assessments. Included is the amount of net tax benefits arising from the internal reorganization (see note 14 "Income Taxes") assumed to be allocable to the current period based on the forecasted utilization period. In arriving at our Non-GAAP-based tax rate of approximately 15%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2016
		Per share diluted
GAAP-based net income, attributable to OpenText	$957,906	$3.89
Add:
Amortization	115,406	0.47
Share-based compensation	15,712	0.06
Special charges (recoveries)	23,571	0.10
Other (income) expense, net	(3,141)	(0.01)
GAAP-based provision for (recovery of ) income taxes	(828,603)	(3.37)
Non-GAAP-based provision for income taxes	(42,095)	(0.17)
Non-GAAP-based net income, attributable to OpenText	$238,756	$0.97

Reconciliation of selected GAAP-based measures to Non-GAAP-based measures for the six months ended December 31, 2015
(in thousands except for per share data)

	Six Months Ended December 31, 2015
	GAAP-based Measures	GAAP-based Measures % of Total Revenue	Adjustments	Note	Non-GAAP-based Measures	Non-GAAP-based Measures % of Total Revenue
Cost of revenues
Cloud services and subscriptions	$117,834		$(439)	(1)	$117,395
Customer support	42,197		(416)	(1)	41,781
Professional service and other	76,439		(839)	(1)	75,600
Amortization of acquired technology-based intangible assets	38,614		(38,614)	(2)	—
GAAP-based gross profit and gross margin (%) / Non-GAAP-based gross profit and gross margin (%)	620,088	68.9%	40,308	(3)	660,396	73.4%
Operating expenses
Research and development	92,150		(1,488)	(1)	90,662
Sales and marketing	163,820		(5,830)	(1)	157,990
General and administrative	69,336		(4,102)	(1)	65,234
Amortization of acquired customer-based intangible assets	55,598		(55,598)	(2)	—
Special charges (recoveries)	26,425		(26,425)	(4)	—
GAAP-based income from operations and operating margin (%) / Non-GAAP-based income from operations and operating margin (%)	186,515	20.7%	133,751	(5)	320,266	35.6%
Other income (expense), net	(3,952)		3,952	(6)	—
Provision for (recovery of) income taxes	15,276		41,049	(7)	56,325
GAAP-based net income / Non-GAAP-based net income, attributable to OpenText	128,972		96,654	(8)	225,626
GAAP-based earnings per share / Non-GAAP-based earnings per share-diluted, attributable to OpenText	$0.53		$0.39	(8)	$0.92

(1)	Adjustment relates to the exclusion of share-based compensation expense from our Non-GAAP-based operating expenses as this expense is excluded from our internal analysis of operating results.
(2)
Adjustment relates to the exclusion of amortization expense from our Non-GAAP-based operating expenses as the timing and frequency of amortization expense is dependent on our acquisitions and is hence excluded from our internal analysis of operating results.

(3)	GAAP-based and Non-GAAP-based gross profit stated in dollars and gross margin stated as a percentage of total revenue.
(4)
Adjustment relates to the exclusion of Special charges (recoveries) from our Non-GAAP-based operating expenses as Special charges (recoveries) are generally incurred in the periods relevant to an acquisition and include one-time, non-recurring charges or recoveries that are not indicative or related to continuing operations, and are therefore excluded from our internal analysis of operating results. See note 17 "Special Charges (Recoveries)" to our Consolidated Financial Statements for more details.

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

(7)
Adjustment relates to differences between the GAAP-based tax provision rate of approximately 11% and a Non-GAAP-based tax rate of 20%; these rate differences are due to the income tax effects of expenses that are excluded for the purpose of calculating Non-GAAP-based adjusted net income. Such excluded expenses include amortization, share-based compensation, Special charges (recoveries) and other income (expense), net. Also excluded are tax expense items unrelated to current period income such as changes in reserves for tax uncertainties and valuation allowance reserves and “book to return” adjustments for tax return filings and tax assessments. In arriving at our Non-GAAP-based tax rate of 20%, we analyzed the individual adjusted expenses and took into consideration the impact of statutory tax rates from local jurisdictions incurring the expense.

(8)	Reconciliation of GAAP-based net income to Non-GAAP-based net income:

	Six Months Ended December 31, 2015
		Per share diluted
GAAP-based net income, attributable to OpenText	$128,972	$0.53
Add:
Amortization	94,212	0.39
Share-based compensation	13,114	0.05
Special charges (recoveries)	26,425	0.11
Other (income) expense, net	3,952	0.02
GAAP-based provision for (recovery of ) income taxes	15,276	0.06
Non-GAAP-based provision for income taxes	(56,325)	(0.24)
Non-GAAP-based net income, attributable to OpenText	$225,626	$0.92

LIQUIDITY AND CAPITAL RESOURCES
The following tables set forth changes in cash flows from operating, investing and financing activities for the periods indicated:

(In thousands)	As of December 31, 2016	Change increase (decrease)	As of June 30, 2016
Cash and cash equivalents	$1,722,491	$438,734	$1,283,757
Short-term investments	$3,238	$(8,601)	$11,839

	Six Months Ended December 31,
(In thousands)	2016	Change	2015
Cash provided by operating activities	$180,470	$(36,188)	$216,658
Cash used in investing activities	$(515,878)	$(455,618)	$(60,260)
Cash provided by (used in) financing activities	$790,409	$910,045	$(119,636)
Cash and cash equivalents
Cash and cash equivalents primarily consist of balances with banks as well as deposits with original maturities of 90 days or less.
Our cash balance increased during the three months ended December 31, 2016 as a result of total net proceeds of approximately $840 million from the Equity Offering and the Notes Reopening. Our cash and cash equivalents decreased by approximately $1.62 billion in January 2017, from its balance as of December 31, 2016, as a result of the closing of the Dell-EMC Acquisition. Notwithstanding this, we continue to anticipate that our cash and cash equivalents, as well as available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, capital expenditures, dividends, potential repurchases under our normal course issuer bid, and operating needs for the next 12 months. Any further material or acquisition-related activities, aside from the Dell-EMC Acquisition, may require additional sources of financing and would be subject to the financial covenants established under our credit facilities. For more details, see "Long-term Debt and Credit Facilities" below.
As at December 31, 2016, we have provided $17.7 million (June 30, 2016—$15.9 million) in respect of both additional foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of certain non-United States subsidiaries, and planned periodic repatriations from certain United States and German subsidiaries, that will be subject to withholding taxes upon distribution.
Cash flows provided by operating activities
Cash flows from operating activities decreased by $36.2 million due to a decrease in changes from working capital of $26.3 million and a decrease in net income before the impact of non-cash items of $9.9 million. The decrease in operating cash flow from changes in working capital of $26.3 million was primarily due to the net impact of the following decreases: (i) $10.4 million relating to accounts receivable, (ii) $9.9 million relating to income taxes payable and deferred charges and credits, which is primarily the result of $14.0 million paid this quarter on account of a one-time gain arising from our recent IP reorganization, (iii) $9.2 million relating to accounts payable and accrued liabilities, which is primarily a result of more cash payments relating to interest on our Senior Notes due 2026, and (iv) $8.9 million relating to other assets. These decreases were partially offset by increases of: (i) $11.2 million relating to prepaid and other current assets and (ii) $0.9 million relating to deferred revenues.
During the second quarter of Fiscal 2017 our DSO was 52 days compared to a DSO of 54 days during the second quarter of Fiscal 2016. The per day impact of our DSO in the second quarters of Fiscal 2017 and Fiscal 2016 on our cash flows was $6.1 million and $5.2 million, respectively. For the six months ended December 31, 2016 our operating cash flow was negatively impacted by the DSO of recent acquisitions. For instance, Recommind historically offered longer payment terms than OpenText. We expect to see improvements to our overall global DSO as we continue to onboard and bring their payment terms in line with OpenText policies and procedures.
Cash flows used in investing activities
Our cash flows used in investing activities is primarily on account of acquisitions and additions of property and equipment.

Cash flows used in investing activities increased by $455.6 million. This was primarily due to a $460.2 million increase in consideration paid for acquisitions during the first half of Fiscal 2017 as compared to the same period in Fiscal 2016, and an increase in additions of property and equipment of $2.4 million. These increases were offset by a decrease in other investing activity of $3.1 million and an increase in the inflow of investing cash from the maturity of certain short term investments of $3.9 million.
Cash flows provided by (used in) financing activities
Our cash flows from financing activities generally consist of long-term debt financing and amounts received from stock options exercised by our employees. These inflows are typically offset by scheduled and non-scheduled repayments of our long-term debt financing and, when applicable, the payment of dividends and/or the repurchases of our Common Shares.
Cash flows provided by financing activities increased by $910.0 million. This was primarily due to (i) net proceeds from our public offering of Common Shares during the second quarter of Fiscal 2017 which resulted in cash inflow of approximately $586.1 million, (ii) the issuance of an additional $250 million in aggregate principal amount of Senior Notes 2026 at an issue price of 102.75%, which resulted in a gross cash inflow of approximately $256.9 million, (iii) the repurchase of approximately 1.5 million Common Shares for approximately $65.5 million during Fiscal 2016, for which no similar purchases have been made during Fiscal 2017, and (iv) the repurchase of approximately 0.2 million Common Shares for approximately $10.6 million for potential reissuance under our Long Term Incentive Plans (LTIP) or other plans during Fiscal 2016 for which no similar purchases have been made during Fiscal 2017. These cash inflows were partially offset by (i) a $4.2 million increase in debt issuance costs associated with our Senior Notes 2026, and (ii) a $8.1 million increase in dividend payments made to our shareholders. The remainder of the change was due to miscellaneous items.
Cash Dividends
During the three and six months ended December 31, 2016, we declared and paid cash dividends of $0.1150 and $0.2300 per Common Share on a post share split basis, respectively, that totaled $27.9 million and $55.7 million, respectively. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination and discretion of the Board.
Public Offering of Common Shares
On December 19, 2016 we issued 18,500,000 Common Shares in a public offering at $30.50 per share, on a post share split basis. Additionally, the underwriters partially exercised their over-allotment option and purchased an additional 1,310,604 shares at $30.50 per share, on a post share split basis. In total, as a result of the Equity Offering and the exercise of the underwriter’s over-allotment option, we issued 19,810,604 Common Shares, on a post share split basis, for total net proceeds of approximately $584.6 million. Total costs associated with the Equity Offering are approximately $19.6 million, of which $18.1 million had been paid as of December 31, 2016.
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
On December 20, 2016, we issued an additional $250 million in aggregate principal amount by reopening the previously issued Senior Notes 2026 at an issue price of 102.75%. The additional notes have identical terms, are fungible with and are a part of a single series with the $600 million aggregate principal amount of Senior Notes 2026. The outstanding aggregate principal amount of Senior Notes 2026, after taking into consideration the additional issuance, is $850 million.
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
Currently we have chosen for our borrowings under Term Loan B to bear a floating rate of interest at a rate per annum equal to 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2016, the interest rate was 3.25%.
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
Under Term Loan B, we must maintain a “consolidated net leverage” ratio of no more than 4:1 at the end of each financial quarter. Consolidated net leverage ratio is defined for this purpose as the proportion of our total debt reduced by unrestricted cash, including guarantees and letters of credit, over our trailing twelve months net income before interest, taxes, depreciation, amortization, restructuring, share-based compensation and other miscellaneous charges. As of December 31, 2016, our consolidated net leverage ratio was 1.0:1.
For further details relating to our Term Loan B, please see note 10 "Long-Term Debt" to our Condensed Consolidated Financial Statements.
Revolver
As of December 31, 2016 we had a $300 million undrawn committed revolving credit facility (the Revolver). Subsequently, on January 13, 2017 we drew down $200 million from the Revolver, to partially finance the Dell-EMC Acquisition and on January 26, 2017, we drew down an additional $25 million from the Revolver for miscellaneous general corporate purposes. Furthermore on February 1, 2017, we amended the Revolver to increase the total commitments under the revolving credit facility from $300 million to $450 million (see note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements). Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term and has financial covenants consistent with Term Loan B. Borrowings under the Revolver bear interest per annum at a floating rate of LIBOR plus a fixed rate that is dependent on our consolidated net leverage ratio.
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
During the three and six months ended December 31, 2016, we did not repurchase any of our Common Shares under the Share Repurchase Plan.
During the three and six months ended December 31, 2015, we repurchased and cancelled 688,872 and 2,952,496 Common Shares on a post share split basis, respectively, for approximately $15.5 million and $65.5 million, respectively, under our previous share repurchase plan.
Shelf Registration Statement
In response to the demand and piggyback registration requests we received pursuant to the registration rights agreement entered into in connection with the acquisition of GXS, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective automatically. On December 12, 2016, we filed a post-effective Amendment No. 2 to the shelf registration statement to make the base prospectus included therein consistent with the updated Canadian base shelf short-form prospectus (as amended, the Shelf Registration Statement). The Shelf Registration Statement allows for primary and secondary offerings from time to time of equity, debt and other securities, including Common Shares, Preference Shares, debt securities, depositary shares, warrants, purchase contracts, units and subscription receipts. A base shelf short-form prospectus qualifying the distribution of such securities has also been filed with Canadian securities regulators. The type of securities and the specific terms thereof will be determined at the time of any offering and will be described in the applicable prospectus supplement to be filed separately with the SEC and Canadian securities regulators.
Pensions
As of December 31, 2016, our total unfunded pension plan obligations were $57.4 million, of which $1.6 million is payable within the next 12 months. We expect to be able to make the long-term and short-term payments related to these obligations in the normal course of operations.
Our anticipated payments under our most significant plans for the fiscal years indicated below are as follows:

	Fiscal years ending June 30,
	CDT	GXS GER	GXS PHP
2017 (six months ended June 30)	$279	$368	$36
2018	598	819	88
2019	669	874	129
2020	731	923	147
2021	809	936	240
2022 to 2026	4,780	5,175	1,696
Total	$7,866	$9,095	$2,336
For a detailed discussion on pensions, see note 11 "Pension Plans and Other Post Retirement Benefits" to our Condensed Consolidated Financial Statements.
Commitments and Contractual Obligations
As of December 31, 2016, we have entered into the following contractual obligations with minimum payments for the indicated fiscal periods as follows:

	Payments due between
	Total	January 1, 2017— June 30, 2017	July 1, 2017— June 30, 2019	July 1, 2019— June 30, 2021	July 1, 2021 and beyond
Long term debt obligations (1)	$3,294,203	$63,506	$256,602	$984,407	$1,989,688
Operating lease obligations (2)	282,531	25,556	92,605	68,250	96,120
Purchase obligations (3)	16,640	13,539	2,646	455	—
	$3,593,374	$102,601	$351,853	$1,053,112	$2,085,808
(1) Includes interest and principal.
(2) Net of $8.1 million of sublease income to be received from properties which we have subleased to third parties.

(3) Includes fees of $10.0 million relating to a commitment letter with Barclays Bank PLC, Citigroup Global Markets Inc. and Royal Bank of Canada that we entered into in September 2016, as previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2016. Following the closing of the Dell-EMC Acquisition on January 23, 2017, (see note 22 "Subsequent Events" to our Condensed Consolidated Financial Statements), this commitment letter was terminated on January 23, 2017 and the associated fee discussed above was paid.
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
As part of these examinations, (which are ongoing), on July 17, 2015 we received from the IRS a Notice of Proposed Adjustment (“NOPA”) in draft form proposing a one-time approximately $280 million increase to our U.S. federal taxes arising from the reorganization in Fiscal 2010 and proposing penalties equal to 20% of the additional taxes, plus interest at the applicable statutory rate (which will continue to accrue until the matter is resolved and may be substantial). A NOPA is an IRS position and does not impose an obligation to pay tax. The draft NOPA may be changed before the final NOPA is issued, including because the IRS reserved the right in the draft NOPA to increase the adjustment. Based on discussions with the IRS, we expect we will receive an additional NOPA proposing an approximately $80 million increase to our U.S. federal taxes for Fiscal 2012 arising from the integration of Global 360 Holding Corp. into the structure that resulted from the reorganization, accompanied by proposed penalties and interest (although there can be no assurance that this will be the amount reflected in the NOPA when received, including because the IRS may assign a higher value to our intellectual property). Depending upon the outcome of these matters, additional state income taxes plus penalties and interest may be due. We currently estimate that, as of December 31, 2016, adjustments under the draft NOPA in its present form and the anticipated additional NOPA could result in an aggregate liability of approximately $550 million, inclusive of U.S. federal and state taxes, penalties and interest.
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
As part of our acquisition of GXS, we have inherited a tax dispute in Brazil between the Company’s subsidiary, GXS Tecnologia da Informação (Brasil) Ltda. (GXS Brazil), and the municipality of São Paulo, in connection with GXS Brazil’s judicial appeal of a tax claim in the amount of $2.7 million as of December 31, 2016. We currently have in place a bank guarantee in the amount of $4.0 million in recognition of this dispute. However, we believe that the position of the São Paulo tax authorities is not consistent with the relevant facts and based on information available on the case and other similar matters provided by local counsel, we believe that we can defend our position and that no tax is owed. Although we believe that the facts support our position, the ultimate outcome of this matter could result in a loss of up to the claim amount discussed above, plus future interest or penalties that may accrue.
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
We are primarily exposed to market risks associated with fluctuations in interest rates on our term loans, revolving loans and foreign currency exchange rates.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our Term Loan B and the Revolver.
As of December 31, 2016, we had an outstanding balance of $776.0 million on Term Loan B. Term Loan B bears a floating interest rate of 2.5% plus the higher of LIBOR or 0.75%. As of December 31, 2016, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Term Loan B by approximately $7.8 million, assuming that the loan balance as of December 31, 2016 is outstanding for the entire period.
As of December 31, 2016, the Revolver was undrawn. However, subsequently during January 2017 we drew down an aggregate $225 million from the Revolver. If this balance had been outstanding as of December 31, 2016, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Revolver by approximately $2.3 million, assuming that the balance is outstanding for the entire period.
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
Based on the foreign exchange forward contracts outstanding as at December 31, 2016, a one cent change in the Canadian dollar to U.S. dollar exchange rate would have caused a change of approximately $0.4 million in the mark to market on our existing foreign exchange forward contracts.
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
The following table shows our cash and cash equivalents denominated in certain major foreign currencies as of December 31, 2016 (equivalent in U.S. dollar):

(In thousands)	U.S. Dollar Equivalent at December 31, 2016	U.S. Dollar Equivalent at June 30, 2016
Euro	$165,589	$182,524
British Pound	30,693	29,572
Canadian Dollar	33,916	22,103
Swiss Franc	19,978	30,298
Other foreign currencies	81,980	72,107
Total cash and cash equivalents denominated in foreign currencies	332,156	336,604
U.S. dollar	1,390,335	947,153
Total cash and cash equivalents	$1,722,491	$1,283,757
If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly weakened by 10%, the amount of cash and cash equivalents we would report in equivalent U.S. dollars would decrease by approximately $33.2 million (June 30, 2016—$33.7 million).
Item 4.    Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(B) Changes in Internal Control over Financial Reporting (ICFR)
Based on the evaluation completed by our management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our effective tax rate for the six months ended December 31, 2016 was positively impacted by a non-recurring income tax benefit.
Our effective tax rate for the six months ended December 31, 2016 was a recovery of 640.6%, compared to a provision of 10.6% for the same period in the prior year. The decrease in tax rate was primarily due to a significant tax benefit of $876.1 million associated with the recognition of a net deferred tax asset resulting from the implementation of a reorganization of our subsidiaries worldwide, as discussed in note 14 “Income Taxes” to our Condensed Consolidated Financial Statements. This tax benefit is specifically tied to the reorganization and applied to the first quarter of Fiscal 2017 only, and as a result, has not and will not continue in the future periods.

Item 5. Other Information
Restructuring Plan
In connection with the Dell-EMC Acquisition, on February 1, 2017, we committed to restructuring activities to streamline our operations. These charges relate to workforce reductions, facility consolidations and other costs. With respect to each of these categories we expect to incur charges during the remainder of Fiscal 2017 and into Fiscal 2018, in the following amounts:
•Workforce reductions: approximately $41 million,
•Facility consolidations: approximately $6 million, and
•Other Costs: approximately $3 million.
Total costs to be incurred in conjunction with this restructuring plan are expected to be approximately $50 million with a substantial portion of the costs expected to be incurred during the remainder of Fiscal 2017.
Revolver
We and certain of our subsidiaries entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated February 1, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto, each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.
Amendment No. 2 increases the total commitments under the revolving credit facility from $300 million to $450 million. Borrowings under the Revolver are secured by a first charge over substantially all of our assets, and on a pari passu basis with Term Loan B. The Revolver will mature on December 22, 2019 with no fixed repayment date prior to the end of the term.
Amendment No. 2 became effective in accordance with its terms on February 1, 2017.
The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the amendment, which is attached as an exhibit to this quarterly report on Form 10-Q.

Item 6.    Exhibits and Financial Statements Schedules
The following documents are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.1
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.625% Senior Notes due 2023, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (1)

4.2
Supplemental Indenture, dated as of December 9, 2016, to the Indenture governing 5.875% Senior Notes due 2026, among the Company, the subsidiary guarantors party thereto, The Bank of New York Mellon, as U.S. trustee, and BNY Trust Company of Canada, as Canadian trustee. (1)

10.1
Incremental Assumption Agreement and Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of February 1, 2017, among Open Text ULC, Open Text Holdings, Inc. and Open Text Corporation, as borrowers, the guarantors party thereto,  each of the lenders party thereto, and Barclays Bank PLC, as sole administrative agent and collateral agent.

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

(1) Filed as an Exhibit to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3, as filed with the SEC on December 12, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OPEN TEXT CORPORATION
Date: February 2, 2017

By:	/s/ MARK J. BARRENECHEA
Mark J. Barrenechea Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)
/s/ JOHN M. DOOLITTLE
John M. Doolittle Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ADITYA MAHESHWARI
Aditya Maheshwari Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)